Form 10QSB
period 2003-03-31
GOLF TWO INC
filed 2003-05-20
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  -----------

Commission File Number: 000-50283

                                 Golf Two, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             04-3625550
--------                                                             ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                  1537 West Orangewood Avenue, Orange, California 92868
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 633-1400
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2003, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     GOLF TWO, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                                     BALANCE SHEETS

                                                                               March 31,                  December 31,
                                                                                  2003                        2002
                                                                        -------------------------   -------------------------
                                                                              (Unaudited)

                                         ASSETS

Current assets -
    cash and cash equivalents                                           $                 20,715    $                 27,150
                                                                        =========================   =========================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    accounts payable                                                    $                  2,590    $                  7,000
                                                                        -------------------------   -------------------------

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                                         -                           -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                                    7,418                       7,418
    Additional paid-in capital                                                           150,907                     150,607
    Deficit accumulated during development stage                                        (140,200)                   (137,875)
                                                                        -------------------------   -------------------------

          Total stockholders' equity                                                      18,125                      20,150
                                                                        -------------------------   -------------------------

                                                                        $                 20,715    $                 27,150
                                                                        =========================   =========================

  See accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                             For the
                                                                                                           period from
                                                        For the                    For the                March 15, 2001
                                                   three months ended         three months ended          (inception) to
                                                     March 31, 2003             March 31, 2002            March 31, 2003
                                                -------------------------  ------------------------- -------------------------

Net revenue                                     $                      -   $                      -  $                      -

General and administrative expenses                                2,360                     95,300                   139,677
                                                -------------------------  ------------------------- -------------------------

Loss from operations                                              (2,360)                   (95,300)                 (139,677)

Other income (expense):
     Interest income                                                 (35)                         -                      (277)
     Interest expense                                                  -                          -                       800
                                                -------------------------  ------------------------- -------------------------

Loss before income taxes                                          (2,325)                   (95,300)                 (140,200)

Provision for income taxes                                             -                          -                         -
                                                -------------------------  ------------------------- -------------------------

Net loss                                        $                 (2,325)  $                (95,300) $               (140,200)
                                                =========================  ========================= =========================


Net loss available to common stockholders per common share - basic and dilutive:

     Loss per common share                      $                  (0.00)  $                  (0.03) $                  (0.03)
                                                =========================  ========================= =========================

     Weighted average common shares
       outstanding - basic and dilutive                        7,418,336                  3,577,747                 4,936,570
                                                =========================  ========================= =========================


   See accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                               Deficit
                                                                                             accumulated
                                                 Common stock               Additional          during               Total
                                       ----------------------------------     paid-in        development          stockholders'
                                            Shares            Amount          capital            stage        equity (deficiency)
                                       -----------------  ---------------  --------------   ----------------- --------------------

Balance at March 15, 2001,             $              -   $            -   $           -    $              -  $                 -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                               2,325,000            2,325               -                   -                2,325

Additional paid-in capital                                -            -           1,500                   -                1,500

Net loss                                                  -            -               -             (14,303)             (14,303)
                                       -----------------  ---------------  --------------   ----------------- --------------------

Balance at December 31, 2001                  2,325,000            2,325           1,500             (14,303)             (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                            3,000,000            3,000          87,000                   -               90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)          2,093,336            2,093          60,707                   -               62,800

Additional paid-in capital                            -                -           1,400                   -                1,400

Net loss                                              -                -               -            (123,572)            (123,572)
                                       -----------------  ---------------  --------------   ----------------- --------------------

Balance at December 31, 2002                  7,418,336            7,418         150,607            (137,875)              20,150

Additional paid-in capital (unaudited)                -                -             300                   -                  300

Net loss   (unaudited)                                -                -               -              (2,325)              (2,325)
                                       -----------------  ---------------  --------------   ----------------- --------------------

Balance at March 31, 2003                     7,418,336   $        7,418   $     150,907    $       (140,200) $            18,125
                                       =================  ===============  ==============   ================= ====================


    See accompanying notes from an integral part of these financial statements.

                             GOLF TWO,
                      (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                 For the
                                                                                                              period from
                                                                  For the                For the              March 15, 2001
                                                             three months ended     three months ended       (inception) to
                                                               March 31, 2003         March 31, 2002          March 31, 2003
                                                         ------------------------ ----------------------  -----------------------
Cash flows provided by (used for) operating activities:
    Net loss                                             $                (2,325) $             (95,300)  $             (140,200)
                                                         ------------------------ ----------------------  -----------------------

    Adjustments to reconcile net loss to net cash
      used for operating activities:
         Non-cash issuance of common stock for services                        -                 90,000                   92,625
         Non-cash additional paid-in-capital contributed                     300                    300                    2,900

      Increase (decrease) in liabilities:
         Accounts payable                                                 (4,410)                     -                    2,590
         Accounts payable-related party                                        -                  5,000                        -
                                                         ------------------------ ----------------------  -----------------------

            Total adjustments                                             (4,110)                95,300                   98,115
                                                         ------------------------ ----------------------  -----------------------

             Net cash used for operating activities                       (6,435)                     -                  (42,085)
                                                         ------------------------ ----------------------  -----------------------

Cash flows provided by financing activities:
    Proceeds from note payable-related party                                   -                      -                   10,000
    Repayment of note payable-related party                                    -                      -                  (10,000)
    Proceeds from issuance of common stock                                     -                      -                   62,800
                                                         ------------------------ ----------------------  -----------------------

               Net cash provided by financing activities                       -                      -                   62,800
                                                         ------------------------ ----------------------  -----------------------

Net increase (decrease) in cash                                           (6,435)                     -                   20,715
Cash, beginning of period                                                 27,150                      -                        -
                                                         ------------------------ ----------------------  -----------------------

Cash, end of period                                      $                20,715  $                   -   $               20,715
                                                         ======================== ======================  =======================

Supplemental disclosure of cash flow information:
    Income taxes paid                                    $                     -  $                   -   $                    -
                                                         ======================== ======================  =======================
    Interest paid                                        $                     -  $                   -   $                    -
                                                         ======================== ======================  =======================

   See accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       FOR THE PERIOD FROM MARCH 15, 2001
           (INCEPTION) TO MARCH 31, 2003 AND THE THREE AND SIX MONTHS
                          ENDED MARCH 31, 2003 AND 2002


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California.

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three months ended March 31, 2003 and 2002 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, filed with the Securities and Exchange Commission on April 24, 2003 for the period from March 15, 2001 (inception) to December 31, 2002.

         GOING CONCERN:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  Management intends to continue to raise additional financing through joint venturing of projects, exchange of asset, debt financing, equity financing or other means and interests which it deems necessary with a view to moving forward and sustain a prolonged growth in its strategy phases.

                  Management believes these steps will be sufficient to provide the Company with the ability to continue in existence.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

         COMPREHENSIVE INCOME:

               For the three months ended March 31, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

         BASIC AND DILUTED LOSS PER SHARE:

                In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2003 and 2002, the Company did not have any equity or debt instruments outstanding that can be converted into common stock (unaudited).


(2)      RELATED PARTY TRANSACTIONS:

         NOTE PAYABLE - RELATED PARTY

         In April 2001, the Company entered into a $10,000 non interest-bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded interest expense on this note at 8% per annum as a contribution to capital.

         OFFICE EXPENSE

         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2003 and 2002 amounted to $300 and $300, respectively (unaudited).

ITEM 2.  PLAN OF OPERATION

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended March 31, 2003.

We incorporated in Delaware on March 15, 2001. We are a development stage company and we plan to initiate, establish and operate retail golf stores which will feature indoor golf instruction and custom golf clubs. Each retail location will offer custom-fitted golf clubs, individualized to our customers' needs and marketed under the Golf Two brand name. Golf instruction and training will be conducted on-site by in-store staff under the direction of a professional at each store.

We anticipate that our retail stores will be approximately 5,000 square feet and will include two virtual reality golf simulators, two computer swing analysis systems and a club fitting analysis system. Private label and brand name golf merchandise and related products will also be available for sale at each retail store. We seek to promote the enjoyment of the game of golf by helping golfing enthusiasts of all levels play better. Accordingly, we intend to offer indoor golf training available and individualized, quality golf clubs and related products to our clientele.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

Liquidity and Capital Resources. We have total assets (consisting of cash only) of $20,715 as of March 31, 2003. Our total liabilities were $2,590 as of March 31, 2003. In April 2002, we sold 2,093,336 shares of our common stock for $0.03 per share. The net proceeds from the sale of those shares were $62,800. Those proceeds were used to provide us with additional working capital.

RESULTS OF OPERATIONS.

Revenues. We have realized no revenues from our inception on March 15, 2001 through the three months ended March 31, 2003. We anticipate that we will generate revenues as we commence operations and build our customer base.

Operating Expenses. For the three months ended March 31, 2003, our total expenses were $2,360, which were represented by general and administrative expenses. We also had $35 in interest income. Therefore, for the three months ended March 31, 2003, we experienced a net loss of $2,325. This is in comparison to the period from our inception on March 15, 2001 through March 31, 2003, where we had accumulated expenses and loss from of operations totaling $139,677. Of that amount, $90,000 was represented by stock issued in exchange for services. For the period from our inception on March 15, 2001 to March 31, 2003, we had $277 in interest income and $800 in interest expense, so that our net loss totaled $140,200.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we plan to begin marketing our products and services by means of our website and develop our brand image. Our operations to date have been focused on developing our brand name and attempting to establish strategic relationships with providers of golf products. In the next twelve months, we hope to accomplish the steps listed below to implement our business plan.

---------------------------------------- ------------------------------------------- --------------------- -----------------------
              Milestones                                Steps Needed                 Estimated Timeframe        Estimated Cost
---------------------------------------- ------------------------------------------- --------------------- -----------------------
Complete development website to          1.       Engage webmaster                   within next six                $7,500
promote our brand name and services      2.       Design webpage contents            months
and take product orders                  3.       Deploy developed website
---------------------------------------- ------------------------------------------- --------------------- -----------------------
Advertising by means of direct mail,     1.       Identify local areas to target     to coincide with               $5,000
flyers and magazine inserts                       media                              deployment of
to help develop brand name recognition   2.       Design advertising content         website
                                         3.       Arrange for distribution of
                                                  materials
---------------------------------------- ------------------------------------------- --------------------- -----------------------
Engage golf pro / instructor staff       1.       Identify additional candidates     within one month      (no up-front costs:
                                                  if needed                         after website         fee-split or pay
                                         2.       Negotiate terms of service         deployment            commissions from goods
                                         3.       Engage candidates                                        sold)
---------------------------------------- ------------------------------------------- --------------------- -----------------------
Explore possible suitable retail         1.       Identify suitable property         by fourth quarter              $2,000
locations for our initial store          2.       Estimate purchase price or lease   2003
                                                  terms
---------------------------------------- ------------------------------------------- --------------------- -----------------------
Explore debt financing options           1.       Identify potential lenders         by fourth quarter              $2,000
                                         2.       Prepare proposal and loan          2003
                                                  application
                                         3.       Submit completed application
---------------------------------------- ------------------------------------------- --------------------- -----------------------

We have cash of $18,413 as of May 1, 2003. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. For the next twelve months, we anticipate that our day-to-day expenses will be approximately $1,000 per month until and unless we secure our first location. We believe that our expenses will significantly increase once we begin renovating and developing our first location. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. Unless we raise funds to accommodate additional expenditures, we do not anticipate that we will purchase any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We do not anticipate incurring expenses to hire a golf pro or instructor staff, at least initially, in that we hope to engage such individuals on a fee-splitting or commission basis.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------
None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Golf Two, Inc.,
                                        a Delaware corporation



May 15, 2003                   By:      /s/  David Bennett
                                        -----------------------------------
                                        David Bennett
                                        principal executive, accounting and
                                        financial officer, president, treasurer,
                                        and a director

CERTIFICATIONS
--------------

I, David Bennett, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Golf Two, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ David Bennett
----------------------
David Bennett
Chief Executive Officer and
Chief Financial Officer