Form 10QSB
period 2003-06-30
GOLF TWO INC
filed 2003-08-01
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                              ---------------  ----------------

Commission File Number: 000-50283

                                 Golf Two, Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             04-3625550
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  1537 West Orangewood Avenue, Orange, California 92868
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 633-1400
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 30, 2003, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             GOLF TWO, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS


                                                                              June 30,              December 31,
                                                                                2003                    2002
                                                                        ---------------------   ---------------------
                                                                            (Unaudited)

                                  ASSETS

Current assets -
    cash                                                                $             10,081    $             27,150
                                                                        =====================   =====================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    accounts payable                                                    $              4,000    $              7,000
                                                                        ---------------------   ---------------------

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
      no shares issued or outstanding                                                      -                       -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
      7,418,336 issued and outstanding                                                 7,418                   7,418
    Additional paid-in capital                                                       151,207                 150,607
    Deficit accumulated during development stage                                    (152,544)               (137,875)
                                                                        ---------------------   ---------------------

         Total stockholders' equity                                                    6,081                  20,150
                                                                        ---------------------   ---------------------

                                                                        $             10,081    $             27,150
                                                                        =====================   =====================


   The accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                 For the
                                                     For the                           For the                 period from
                                                three months ended                 six months ended           March 15, 2001
                                          --------------------------------  --------------------------------  (inception) to
                                          June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002    June 30, 2003
                                          --------------   ---------------  ---------------  ---------------  ---------------

Net revenue                               $           -    $            -   $            -   $            -   $            -

General and administrative expenses              12,364             8,203           14,724          103,703          152,041
                                          --------------   ---------------  ---------------  ---------------  ---------------

Loss from operations                            (12,364)           (8,203)         (14,724)        (103,703)        (152,041)

Other income (expense):
    Interest income                                  20                37               55               37              297
    Interest expense                                  -              (200)               -             (200)            (800)
                                          --------------   ---------------  ---------------  ---------------  ---------------

Loss before provision for income taxes          (12,344)           (8,366)         (14,669)        (103,866)        (152,544)

Provision for income taxes                            -                 -                -                -                -
                                          --------------   ---------------  ---------------  ---------------  ---------------

Net loss                                  $     (12,344)   $       (8,366)  $      (14,669)  $     (103,866)  $     (152,544)
                                          ==============   ===============  ===============  ===============  ===============


Net loss available to common stockholders per common share - basic and dilutive:

    Loss per common share                 $       (0.00)   $        (0.00)  $        (0.00)  $        (0.02)  $        (0.03)
                                          ==============   ===============  ===============  ===============  ===============

    Weighted average common shares
      outstanding - basic and dilutive        7,418,336         3,577,747        7,418,336        5,378,352        5,206,391
                                          ==============   ===============  ===============  ===============  ===============



  The accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                           Deficit
                                                                                         accumulated
                                                  Common stock           Additional        during               Total
                                           ----------------------------    paid-in       development        stockholders'
                                              Shares         Amount        capital          stage        equity (deficiency)
                                           -------------   ------------  ------------  ----------------  -------------------
Balance at March 15, 2001,                             -   $          -  $          -  $              - $                  -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                2,325,000          2,325             -                 -                2,325

Additional paid-in capital                             -              -         1,500                 -                1,500

Net loss                                               -              -             -           (14,303)             (14,303)
                                           -------------   ------------  ------------  ----------------  -------------------

Balance at December 31, 2001                   2,325,000          2,325         1,500           (14,303)             (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                             3,000,000          3,000        87,000                 -               90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)           2,093,336          2,093        60,707                 -               62,800

Additional paid-in capital                             -              -         1,400                 -                1,400

Net loss                                               -              -             -          (123,572)            (123,572)
                                           -------------   ------------  ------------  ----------------  -------------------

Balance at December 31, 2002                   7,418,336          7,418       150,607          (137,875)              20,150

Additional paid-in capital (unaudited)                 -              -           600                 -                  600

Net loss (unaudited)                                   -              -             -           (14,669)             (14,669)
                                           -------------   ------------  ------------  ----------------  -------------------

Balance at June 30, 2003 (unaudited)           7,418,336   $      7,418  $    151,207  $       (152,544) $             6,081
                                           =============   ============  ============  ================  ===================




 The accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                              For the
                                                                                                            period from
                                                                   For the              For the            March 15, 2001
                                                               six months ended     six months ended       (inception) to
                                                                June 30, 2003        June 30, 2002         June 30, 2003
                                                             -------------------- --------------------  ---------------------

Cash flows provided by (used for) operating activities:
   Net loss                                                  $           (14,669) $          (103,866)  $           (152,544)
                                                             -------------------- --------------------  ---------------------

   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
       Non-cash issuance of common stock for services                          -               90,000                 92,325
       Non-cash additional paid-in-capital contributed                       600                  600                  3,500

     Increase (decrease) in liabilities:
       Accounts payable                                                   (3,000)               2,563                  4,000
       Accounts payable-related party                                          -                 (478)                     -
                                                             -------------------- --------------------  ---------------------

          Total adjustments                                               (2,400)              92,685                 99,825
                                                             -------------------- --------------------  ---------------------

           Net cash used for operating activities                        (17,069)             (11,181)               (52,719)
                                                             -------------------- --------------------  ---------------------

Cash flows provided by financing activities:
   Proceeds from note payable-related party                                    -                    -                 10,000
   Payments on note payable-related party                                      -              (10,000)               (10,000)
   Proceeds from issuance of common stock                                      -               62,800                 62,800
                                                             -------------------- --------------------  ---------------------

           Net cash provided by financing activities                           -               52,800                 62,800
                                                             -------------------- --------------------  ---------------------

Net increase (decrease) in cash                                          (17,069)              42,019                 10,081
Cash, beginning of period                                                 27,150                    -                      -
                                                             -------------------- --------------------  ---------------------

Cash, end of period                                          $            10,081  $            42,019  $             10,081
                                                             ==================== ====================  =====================

Supplemental disclosure of cash flow information:
   Income taxes paid                                         $                 -  $                 -   $                  -
                                                             ==================== ====================  =====================
   Interest paid                                             $                 -  $                 -   $                  -
                                                             ==================== ====================  =====================



 The accompanying notes from an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       FOR THE PERIOD FROM MARCH 15, 2001
            (INCEPTION) TO JUNE 30, 2003 AND THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002


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

         Interim Financial Statements:

                  The accompanying unaudited financial statements for the three and six months ended June 30, 2003 and 2002 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, filed with the Securities and Exchange Commission on May 8, 2003 for the period from March 15, 2001 (inception) to December 31, 2002.

         Going Concern:

                  The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       FOR THE PERIOD FROM MARCH 15, 2001
            (INCEPTION) TO JUNE 30, 2003 AND THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Comprehensive Income:

                  Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three and six months ended June 30, 2003 and 2002, the Company had no items that represent other comprehensive income and, therefore, has not included a Statement of Comprehensive Income in the financial statements (unaudited).

         Basic and Diluted Loss Per Share:

                In accordance with SFAS No. 128, "Earnings Per Share," the basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock (unaudited).

         Recent Accounting Pronouncements:

                During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                       FOR THE PERIOD FROM MARCH 15, 2001
            (INCEPTION) TO JUNE 30, 2003 AND THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002


(1)      Summary of Significant Accounting Policies, Continued:

         Recent Accounting Pronouncements, Continued:

                The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


(2)      Related Party Transactions:


         Office Expense
         --------------

         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended June 30, 2003 and 2002 amounted to $300, and total office expense for the six months ended June 30, 2003 and 2002 amounted to $600 (unaudited)

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended June 30, 2003.

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

For the six months ended June 30, 2003 and 2002.
------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $10,081 as of June 30, 2003. Our total assets were also $10,081 as of June 30, 2003. Our total liabilities were $4,000 as of June 30, 2003. This is in comparison to December 31, 2002, where we had $27,150 in cash, and total liabilities of $7,000, which were represented entirely by accounts payable. We believe our cash is sufficient to pay our day to day expenses for the next twelve months.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from inception on March 15, 2001 to June 30, 2003. We anticipate that we will generate revenues as we commence operations and build our customer base.

OPERATING EXPENSES. For the six months ended June 30, 2003, our total expenses were $14,724, which was represented solely by general and administrative expenses. We also had $55 in interest income. Therefore, for the six months ended June 30, 2003, we experienced a net loss of $14,669. This is in comparison to the six months ended June 30, 2002, where we had expenses of $103,703 from operations, which was represented solely by general and administrative expenses. We also had $37 of interest income and $200 of interest expense, making our net $103,866. Of that amount, $90,000 was represented by stock issued in exchange for services. Operating expenses for the six months ended June 30, 2003 were significantly lower than for the same period ended June 30, 2002, because during that earlier period, we were incurring expenses for legal and accounting costs to prepare and file our registration statement, and other initial expenses associated with the inception of our business. For the period from inception on March 15, 2001 through June 30, 2003, we experienced a net loss from operations of $152,041, and we also had $297 in interest income and $800 in interest expense, so that our net loss totaled $152,544.

For the three months ended June 30, 2003 and 2002.
--------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 through the three months ended June 30, 2003.

OPERATING EXPENSES. For the three months ended June 30, 2003, our total expenses were $12,364, which were represented by solely by general and administrative expenses. We also had $20 in interest income. Therefore, for the three months ended June 30, 2003, we experienced a net loss of $12,344. This is in comparison to the three months ended June 30, 2002, where we had total expenses of $8,203, also represented solely by general and administrative expenses. For the three months ended June 30, 2002, we also had $37 in interest income and $200 in interest expense, making our net loss $8,366.

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

---------------------------------------- ------------------------------------------- --------------------- ----------------------
              Milestones                                Steps Needed                 Estimated Timeframe        Estimated Cost
---------------------------------------- ------------------------------------------- --------------------- ----------------------
Complete development website to          1.       Engage webmaster                   within next six                $7,500
promote our brand name and services      2.       Design webpage contents            months
and take product orders                  3.       Deploy developed website
---------------------------------------- ------------------------------------------- --------------------- ----------------------
Advertising by means of direct mail,     1.       Identify local areas to target     to coincide with               $5,000
flyers and magazine inserts                       media                              deployment of
to help develop brand name recognition   2.       Design advertising content         website
                                         3.       Arrange for distribution of
                                                  materials
---------------------------------------- ------------------------------------------- --------------------- ----------------------
Engage golf pro / instructor staff       1.       Identify additional candidates     within one month      (no up-front costs:
                                                  if needed                          after website         fee-split or pay
                                         2.       Negotiate terms of service         deployment            commissions from goods
                                         3.       Engage candidates                                        sold)
---------------------------------------- ------------------------------------------- --------------------- ----------------------
Explore possible suitable retail         1.       Identify suitable property         by fourth quarter              $2,000
locations for our initial store          2.       Estimate purchase price or lease   2003
                                                  terms
---------------------------------------- ------------------------------------------- --------------------- ----------------------
Explore debt financing options           1.       Identify potential lenders         by fourth quarter              $2,000
                                         2.       Prepare proposal and loan          2003
                                                  application
                                         3.       Submit completed application
---------------------------------------- ------------------------------------------- --------------------- ----------------------

We have cash of $10,081 as of June 30, 2003. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months. For the next twelve months, we anticipate that our day-to-day expenses will be approximately $1,000 per month until and unless we secure our first location. We believe that our expenses will significantly increase once we begin renovating and developing our first location. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

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

                                        Golf Two, Inc.,
                                        a Delaware corporation



July 30, 2003                  By:   /s/ David Bennett
                                        ----------------------------------------
                                        David Bennett
                                        principal executive, accounting and
                                        financial officer, president, treasurer,
                                        and a director

CERTIFICATIONS
--------------

I, David Bennett, certify that:

   1.   I have reviewed this quarterly report on Form 10-QSB of Golf Two,
              Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (b Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


July 30, 2003

/s/ David Bennett
----------------------------
David Bennett
Chief Executive Officer and
Chief Financial Officer