Form 10QSB
period 2003-09-30
GOLF TWO INC
filed 2003-11-14
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the transition period from                      to
                                    ---------------------  ---------------------

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


                  1521 West Orangewood Avenue, Orange, California 92868
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 633-1400
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 11, 2003, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------








                              GOLF TWO, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEETS


                                                                      September 30,            December 31,
                                                                           2003                    2002
                                                                   ---------------------   ---------------------
                                                                       (Unaudited)

                                  ASSETS

Current assets -
    cash and cash equivalents                                      $              5,234    $             27,150
                                                                   =====================   =====================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
    accounts payable                                               $              3,150    $              7,000
                                                                   ---------------------   ---------------------

Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
      no shares issued or outstanding                                                 -                       -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
      7,418,336 issued and outstanding                                            7,418                   7,418
    Additional paid-in capital                                                  151,507                 150,607
    Deficit accumulated during development stage                               (156,841)               (137,875)
                                                                   ---------------------   ---------------------

         Total stockholders' equity                                               2,084                  20,150
                                                                   ---------------------   ---------------------

                                                                   $              5,234    $             27,150
                                                                   =====================   =====================

   The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                 For the
                                                     For the                           For the                 period from
                                                three months ended                 nine months ended           March 15, 2001
                                          --------------------------------  --------------------------------  (inception) to
                                          Sept 30, 2003    Sept 30, 2002    Sept 30, 2003    Sept 30, 2002    Sept 30, 2003
                                          --------------   ---------------  ---------------  ---------------  ---------------
Net revenue                               $           -                 -   $            -   $            -   $            -

General and administrative expenses               4,300            13,444           19,024          117,314          156,341
                                          --------------   ---------------  ---------------  ---------------  ---------------

Loss from operations                             (4,300)          (13,444)         (19,024)        (117,314)        (156,341)

Other income (expense):
    Interest income                                   3               151               58              187              300
    Interest expense                                  -                 -                -             (200)            (800)
                                          --------------   ---------------  ---------------  ---------------  ---------------

Loss before provision for income taxes           (4,297)          (13,293)         (18,966)        (117,327)        (156,841)

Provision for income taxes                            -                 -                -                -                -
                                          --------------   ---------------  ---------------  ---------------  ---------------

Net loss                                  $      (4,297)   $      (13,293)  $      (18,966)  $     (117,327)  $     (156,841)
                                          ==============   ===============  ===============  ===============  ===============


Net loss available to common stockholders per common share - basic and dilutive:

    Loss per common share                 $       (0.00)   $        (0.00)  $        (0.00)  $        (0.02)  $        (0.03)
                                          ==============   ===============  ===============  ===============  ===============

    Weighted average common shares
      outstanding - basic and dilutive        7,418,336         7,418,336        7,418,336        7,418,336        6,065,820
                                          ==============   ===============  ===============  ===============  ===============



  The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                           Deficit
                                                                                         accumulated
                                                  Common stock           Additional        during              Total
                                           ----------------------------    paid-in       development       stockholders'
                                              Shares         Amount        capital          stage       equity (deficiency)
                                           --------------  ------------  ------------  ---------------- --------------------

Balance at March 15, 2001,                             -   $         -   $         -   $             -  $                 -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                2,325,000         2,325             -                 -                2,325

Additional paid-in capital                             -             -         1,500                 -                1,500

Net loss                                               -             -             -           (14,303)             (14,303)
                                           --------------  ------------  ------------  ---------------- --------------------

Balance at December 31, 2001                   2,325,000         2,325         1,500           (14,303)             (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                             3,000,000         3,000        87,000                 -               90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)           2,093,336         2,093        60,707                 -               62,800

Additional paid-in capital                             -             -         1,400                 -                1,400

Net loss                                               -             -             -          (123,572)            (123,572)
                                           --------------  ------------  ------------  ---------------- --------------------

Balance at December 31, 2002                   7,418,336         7,418       150,607          (137,875)              20,150

Additional paid-in capital (unaudited)                 -             -           900                 -                  900

Net loss (unaudited)                                   -             -             -           (18,966)             (18,966)
                                           --------------  ------------  ------------  ---------------- --------------------

Balance at September 30, 2003 (unaudited)      7,418,336   $     7,418   $   151,507   $      (156,841) $             2,084
                                           ==============  ============  ============  ================ ====================



  The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                              For the
                                                                                                            period from
                                                                   For the              For the            March 15, 2001
                                                              nine months ended     nine months ended      (inception) to
                                                              September 30, 2003  September  30, 2002    September  30, 2003
                                                             -------------------- --------------------  ---------------------

Cash flows provided by (used for) operating activities:
   Net loss                                                  $           (18,966) $          (117,327)  $           (156,841)
                                                             -------------------- --------------------  ---------------------

   Adjustments to reconcile net loss to net cash provided
   by (used for) operating activities:
       Non-cash issuance of common stock for services                          -               90,000                 92,325
       Non-cash additional paid-in-capital contributed                       900                  800                  3,800

     Increase (decrease) in liabilities:
       Accounts payable                                                   (3,850)               2,563                  3,150
       Accounts payable-related party                                          -                 (478)                     -
                                                             -------------------- --------------------  ---------------------

          Total adjustments                                               (2,950)              92,885                 99,275
                                                             -------------------- --------------------  ---------------------

           Net cash used for operating activities                        (21,916)             (24,442)               (57,566)
                                                             -------------------- --------------------  ---------------------

Cash flows provided by (used for) financing activities:
   Proceeds from note payable-related party                                    -                    -                 10,000
   Payments on note payable-related party                                      -              (10,000)               (10,000)
   Proceeds from issuance of common stock                                      -               62,800                 62,800
                                                             -------------------- --------------------  ---------------------

           Net cash provided by financing activities                           -               52,800                 62,800
                                                             -------------------- --------------------  ---------------------

Net increase (decrease) in cash                                          (21,916)              28,358                  5,234
Cash, beginning of period                                                 27,150                    -                      -
                                                             -------------------- --------------------  ---------------------

Cash, end of period                                          $             5,234  $            28,358   $              5,234
                                                             ==================== ====================  =====================

Supplemental disclosure of cash flow information:
   Income taxes paid                                         $                 -  $                 -   $                  -
                                                             ==================== ====================  =====================

   Interest paid                                             $                 -  $                 -   $                  -
                                                             ==================== ====================  =====================



  The accompanying notes form an integral part of these financial statements.

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

         INTERIM FINANCIAL STATEMENTS:

                  The accompanying unaudited financial statements for the three and nine months ended September 30, 2003 and 2002 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in Form SB-2/A, filed with the Securities and Exchange Commission on May 8, 2003 for the period from March 15, 2001 (inception) to December 31, 2002.

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

(1)

         RECENT ACCOUNTING PRONOUNCEMENTS:

                During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions. However, the Company is evaluating the effect of this new pronouncement, if any, and will adopt SFAS 149 within the prescribed time.

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

         The Company is evaluating the effect of this new pronouncement and will adopt SPAS 150 within the prescribed time.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

(2)      RELATED PARTY TRANSACTIONS:

         Note Payable - Related Party
         ----------------------------

         In April 2001, the Company entered into a $10,000 non interest-bearing note with a stockholder. The note was due upon demand and repaid in April 2002. For the nine months ended September 30, 2002, the Company recorded interest expense of $200 on this note at 8% per annum as a contribution to capital.

         Office Expense
         --------------

         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended September 30, 2003 and 2002 amounted to $300, and total office expense for the nine months ended September 30, 2003 and 2002 amounted to $900 and $800, respectively (unaudited).

(3)      SUBSEQUENT EVENT:

         On November 4, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 4, 2008 with interest payable on the unpaid balance at 4% per annum.

ITEM 2.  PLAN OF OPERATIONS
---------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in the SB2/A filed May 8, 2003.

We incorporated in Delaware on March 15, 2001. We are a development stage company and we plan to market and sell our goods and services by means of our proposed website, www.golftwo.com. As of November 2003 we have engaged Pacific Coast Consulting to develop our website. We anticipate that the cost for developing our website will be approximately $17,500, and that our website will be completed by the third quarter of 2004. We have not taken any other steps to implement our business plan except for engaging this website consultant and obtaining $50,000 in funding as described herein.

Once we have sufficient funds, as discussed below, we hope to initiate, establish and operate retail golf stores which will feature indoor golf instruction and custom golf clubs. Each retail location will offer custom-fitted golf clubs, individualized to our customers' needs and marketed under the Golf Two brand name. Golf instruction and training will be conducted on-site by in-store staff under the direction of a professional at each store.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.
------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $5,234 as of September 30, 2003. Our total assets were also $5,234 as of September 30, 2003. Our total liabilities were $3,150 as of September 30, 2003, consisting only of accounts payable. This is in comparison to December 31, 2002, where we had $27,150 in cash, and total liabilities of $7,000, which were represented entirely by accounts payable. We believe our cash is sufficient to pay our day to day expenses for the next twelve months if we are able to begin implementing our business plan as described herein.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we plan to begin marketing our products and services by means of our website and develop our brand image. We have been focused on developing our brand name and have reserved the domain name www.golftwo.com, though our website is not yet operational. Our operations to date have been focused on engaging a website contractor, which we were able to do by borrowing funds from one of our shareholders, and locating sources of additional funding needed to implement our business plan. We have not taken any other steps to implement our business plan to date. Our next step will be to attempt to establish strategic relationships with providers of golf products. In the next twelve months, we hope to accomplish the steps listed below to implement our business plan:

o Complete development of our website to promote our brand name and services and take product orders;
o Begin advertising by means of direct mail, flyers and magazine inserts to develop brand name recognition;
o    Engage golf pro / instructor staff;
o    Explore possible suitable retail locations for our initial store ; and
o    Explore debt financing options

As of November 2003 we have engaged Pacific Coast Consulting to develop our proposed website, located at www.golftwo.com. We have already reserved the domain name. We anticipate that the cost for developing our website will be approximately $17,500, and that our website will be completed by the third quarter of 2004. We hope to use our website to market our proposed selection of customized golf clubs which we hope to obtain from local independent golf retailers, such as golf pro shops located at golf courses.

During the time our web site is being developed, we plan to review the website templates for each page of our website as they become available from our website contractor. We also plan to begin marketing space on our website to potential suppliers of golf equipment, which we hope to engage as "Community Members" on our site. We propose to use mailers, telemarketing, search engines and other media to promote our brand name among potential suppliers.
Before our website goes "live", we will allow potential suppliers or "Community Members" to view these templates after they are uploaded to the privately viewable version of our website as it is being constructed. During this phase, we hope to conclude agreements with these potential suppliers for us to sell their products on our website.

Also during the time our site is under construction, we also plan to locate the specific golf shops, course pro shops and other potential suppliers whom we hope to engage as part of our supplier base. Each potential supplier will be notified of the terms and conditions of being one of our "Community Members" and how and when they will be able to begin uploading their inventory to our site. We will not go live with our site until we have engaged a minimum number of Community Members. We believe that some of the marketing tools that we will be using to attract "Community Members" are available at a nominal cost.

In addition to our proposed online "Community" we hope to utilize two fulfillment companies to help us fulfill our internet orders. One of our officers and directors owns fulfillment companies which will provide us with a net discount once a volume of orders is established. We envision that these companies will purchase, stock and finance all orders and a complete inventory product line that will be available to customers online. We believe that this will give us a very large product line with minimal capital outlay. We plan to generate revenues from the commissions of everything sold from our site.

As our website is being launched, we intend to take steps to acquire and operate from our first retail location, which we believe will require approximately $475,000 in funding to lease a site and prepare it for retail operations. We are continuing to locate additional funds sufficient to finance this proposed retail location, though we have not yet been able to do so to date. Once we have secured financing, we plan to enter into a lease for the premises we will use for our retail location. Once the lease has been secured, we will arrange to begin tenant improvements, begin vendor procurement for inventory, install fixtures and equipment, hire and train employees, and undertake other necessary efforts to begin operations. As of November 2003, we have identified two potential locations and have begun discussions with the owners of these properties, though we have not yet begun discussions regarding possible lease terms. As of November 2003, we have also begun discussions with one of our officers and directors, who is an architect, who we believe will assist us with quantifying the costs of the tenant improvements that we would require, depending on which of the two proposed premises are leased. In addition, we have spoken with a tenant improvement specialist at Bickel Underwood Architect located in Newport Beach, California as to the scope of this type of project.

We have cash of $5,234 as of September 30, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. Therefore, as of November 5, 2003, we have entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds have allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late 2004. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2005, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. If we fail to raise this amount by the end of 2004, we will focus our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities other than the development of our website and do not anticipate conducting such activities in the near future. Unless we raise funds to accommodate additional expenditures, we do not anticipate that we will purchase any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We do not anticipate incurring expenses to hire a golf pro or instructor staff, at least initially, in that we hope to engage such individuals on a fee-splitting or commission basis.

Item 3. Controls and Procedures
-------------------------------

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accummulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this report and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent period that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         10.  Promissory note dated November 5, 2003

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Golf Two, Inc.,
                                       a Delaware corporation



November 11, 2003                By:   /s/  David Bennett
                                       ---------------------------------
                                       David Bennett
                                       principal executive, accounting
                                       and financial officer, president,
                                       treasurer, and a director

Exhibit 31

Rule 13a-14(a)/15d-14(a) Certifications
---------------------------------------

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

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: November 11, 2003

/s/ David Bennett
----------------------
David Bennett
Chief Executive Officer and
Chief Financial Officer