Form 10KSB
period 2003-12-31
GOLF TWO INC
filed 2004-03-19
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
                                  -----------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934 For the transition period from               to
                                          ---------------   -----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. State issuer's revenues for its most recent fiscal year. $0.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 8, 2004, approximately $0.

As of March 18, 2004, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes ( )        No  (X)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
--------------------------------

OUR BACKGROUND. We were incorporated pursuant to the laws of the State of Delaware on March 15, 2001.

OUR BUSINESS. We are a development stage company and we plan to initiate, establish and operate retail golf stores which will feature indoor golf instruction and custom golf clubs. We intend to operate retail locations which will offer custom-fitted golf clubs tailored to our customers' needs and marketed under the Golf Two brand name. We also hope to promote our retail store, our brand name and various products for sale by means of our website. We expect that golf instruction and training will be conducted on-site by in-store staff under the direction of a professional at each store.

We anticipate that our retail stores will be approximately 5,000 square feet and will eventually include two virtual reality golf simulators, two computer swing analysis systems and a club fitting analysis system. We also plan to offer private label and brand name golf merchandise and related products for sale at each retail store. We propose to locate our first retail location in either Orange County or Riverside County, California. We have not yet determined the precise location of this store. However, we plan to lease such a site rather than purchase it. We hope to enter into negotiations for a potential retail location after raising enough funds to launch our operations and begin generating revenues. We believe we will need approximately $475,000 to open our first retail location. We believe our first retail location will require that we enter into a lease, obtain our initial inventory, hire and train staff, obtain furniture, fixtures and equipment, make any necessary leasehold improvements, hire staff, and obtain signage and advertising. We hope to raise $475,000, the amount needed to open our first retail location, within the next two to three years. In the meantime, we hope to begin to implement our alternative plan of operations using our proposed website and establishing cooperative relationships with local golf shops or golf pros to offer our proposed customized golf products and services. Those cooperative relationships include working with a fulfillment company that manages and fulfill all orders that will be placed through our website and smaller golf retail locations, such as mom and pop shops, which have limited resources for marketing expenditures. For those smaller golf stores, we will set up and integrate their entire inventory of products on our proposed website and offer those items for sale. Once an item is purchased by a customer it will be shipped by the smaller golf shop. A commission will be paid to us for those items sold by us and shipped by the smaller golf shop. We believe this relationship will give a web presence to those smaller golf shops and a much larger inventory to us.

Establishing a relationship with a fulfillment company will allow us to operate without a retail location because they will purchase, warehouse and fulfill all orders that will be placed through our proposed website until our brick and mortar store is operational. If and when we are able to establish our own brick and mortar retail location, our retail location will assume the duties of the fulfillment company and we will transition the responsibilities of the fulfillment company to overflow and order support. We believe that such an arrangement will allow us to handle fluctuations in orders and grow more rapidly.

We seek to promote the enjoyment of the game of golf by helping golfing enthusiasts of all levels play better. As such, we intend to offer indoor golf training available and individualized, quality golf clubs and related products to our clientele.

OUR PROPOSED PRODUCTS. We anticipate that our retail locations will eventually offer customized golf clubs made on site and tailored to our customers' needs. In addition to our customized golf-clubs, we plan to offer our customers related products such as private label and brand name golf merchandise and accessories, related clothing items, instructional golf books and videos and golf novelty items. We anticipate that initially, we will not design or manufacture custom golf clubs, but purchase them from a supplier. Customized golf clubs are those fitted to a player's height and playing preferences, in terms of length, material and other features. Initially, we hope to either order custom components for on-site assembly, or outsource for products made to customers' specifications. We have not yet identified the source of the products we intend to offer, nor have we entered into any agreements to obtain such products. In addition, we have not yet entered into any agreements with suppliers of the following: private label and brand name golf merchandise and accessories, related clothing items, instructional golf books and videos or golf novelty items. However, we plan to promote our selection of products by means of our website, which we hope will include an online ordering capability.

OUR PROPOSED SERVICES. We seek to promote the enjoyment of the game of golf by helping golfing enthusiasts of all levels play better. We intend to offer indoor golf training available and individualized, quality golf clubs and related products to our clientele. We hope to offer our customers with on-site, indoor, individual instructional lessons with trained and qualified golf instructors utilizing the virtual reality equipment available on the market. We anticipate providing our customers with access to introductory, intermediate and advanced golf instruction and technique analysis. By providing these classes, we hope to build a client base familiar with our products and services and gain increased exposure to our brand name. We anticipate that we will engage golf teaching instructors and golf professionals as independent contractors, whom we plan to compensate by splitting the fees they generate at our facilities from customers they serve. We expect to identify suitable candidates through personal contacts of our affiliates, notices at local golf courses and driving ranges, and other advertising methods. We also plan to compensate these independent contractors by offering a commission on sales of merchandise to students. Therefore, we do not anticipate that hiring such individuals will incur upfront costs on our part.

We anticipate that our virtual reality golf simulators will allow a customer to simulate swinging various types of clubs in various terrains and weather situations, to practice their swings and try different equipment. The type of simulator we anticipate using contains virtual reality simulations of some famous golf courses, which allows customers to use their own clubs and golf balls to simulate driving, chipping, and putting. The simulator reproduces the sounds and visual images of the ball being hit because the simulator measures the spin, flight and trajectory of the ball as it leaves the club's face, and accurately portrays shots such as hooks, fades and "dead center" perfect shots. This allows the player to accurately simulate driving, chipping, and putting, not too mention bunker shots or missed shots, such as balls bouncing off trees, splashing in water, or hitting cart paths.

We also expect that our computer swing analysis systems will work in conjunction with the virtual reality golf simulator. The swing and club fitting analysis systems are aspects of a computer program that uses algorithms to analyze a player's swing. The results produced by this software are then interpreted by a golf pro who then can suggest changes to the customer's swing and equipment. We have not yet decided whether to purchase this equipment, lease it, or arrange for a per-use fee arrangement with the vendor. We do not yet have any contractual arrangements with any such equipment providers.

Based on our management's research, we anticipate that the cost of a simulator of this type will range from $8,500 to $20,000 for a previously owned and refurbished simulator, to approximately $40,000 for a new simulator. We have not yet decided whether to lease or purchase such equipment, either new or used. Our management anticipates making this decision depending on the level of funding we raise.

OUR BUSINESS STRATEGY. As the popularity of golf continues to grow, we expect that easy and affordable access to proper training and specialized equipment and products is in high demand and will continue to remain so. We hope to be strategically positioned to fill the growing need for golfing instruction demanded by golf enthusiasts in the United States and what we believe to be the ever-growing number of new golf enthusiasts. We propose to offer our customers:

     o    computerized swing analysis;
     o    indoor golf practice and simulation;
     o    golf lessons and instruction for beginners and experts alike;
     o    customized golf clubs tailored to an individual's particular needs;
          and
     o    related private label and brand-name golf merchandise.

Furthermore, we will strive to maintain clean, well-merchandised, attractive stores that we believe will appeal to high-caliber clientele. We hope to become a premier "center" where golfing enthusiasts of all abilities will feel welcomed and comfortable such that they will enjoy the time they spend with us and will want to return.

We estimate that we will require approximately $475,000 to open our first retail location. We hope to be able to raise this amount within the next two to three years. We do not expect to achieve that level of funding within the next twelve months, and therefore we do not anticipate being able to open a retail location during 2003. However, we hope to open our initial retail location once we have raised that amount. We may raise the necessary funds through equity financings or through loans from banks or other lending institutions. We may not be able to arrange for loans on favorable terms. Such additional capital may be raised through public or private financing. We intend to explore raising that amount from a variety of sources, such as seeking investors from associates of our management, obtaining funds from our officers, obtaining a bank or Small Business Administration loan, raising funds from venture capital sources, or waiting until a public market develops for shares of our common stock. There is no guaranty that we will be able to arrange for financing. If adequate funds do not become available to us, then we may never be able to open a retail store location. If we are not able to raise sufficient funds to open our own retail location, then we will continue to operations from our proposed website and by establishing cooperative relationships with local golf shops or golf pros to offer our proposed customized golf products and services, such that we will not need our own retail facility, but will utilize the retail space of existing enterprises.

We believe that we will need approximately $475,000 to enter into a premises lease, acquire inventory, fixtures and equipment, and obtain signage and conduct promotional advertising. We have estimated that a refurbished or remanufactured golf simulator will cost between $8,500 and $20,000, and that a new simulator would cost up to $40,000 to purchase. We may arrange to lease such equipment instead of purchasing it.

We estimate that the opening our proposed retail location will require these future steps:

-------------------------------------------------- ----------------------------------------------------------- --------------------
                   MILESTONES                                             STEPS NEEDED                           ESTIMATED COST
-------------------------------------------------- ----------------------------------------------------------- --------------------
Locate a suitable retail location for our          1.       Identify suitable property                              $175,000
initial store and enter into an initial lease      2.       Negotiate lease & enter lease
-------------------------------------------------- ----------------------------------------------------------- --------------------
Furnish and equip retail location                  1.       Identify furniture, fixtures, equipment needed          $75,000
                                                   2.       Identify signage needed
                                                   3.       Make purchase or lease arrangements
                                                   4.       Arrange for installation
-------------------------------------------------- ----------------------------------------------------------- --------------------
Acquire and stock inventory                        1.       Identify products and quantities                        $60,000
                                                   2.       Negotiate terms with suppliers
                                                   3.       Order initial quantities
-------------------------------------------------- ----------------------------------------------------------- --------------------
Acquire golf simulators and other specialized      1.       Decide on simulator lease or purchase                   $20,000
equipment                                          2.       Negotiate terms with supplier
                                                   3.       Take delivery and arrange for installation
-------------------------------------------------- ----------------------------------------------------------- --------------------
Promote store opening by means of direct mail      1.       Identify local areas to target media                     $5,000
and flyers                                         2.       Design advertising content
                                                   3.       Arrange for distribution
-------------------------------------------------- ----------------------------------------------------------- --------------------
Hire and train sales staff                         1.       Identify staffing needs                                 $125,000
                                                   2.       Solicit applications & interview candidates
                                                   3.       Provide management salary
                                                   4.       Hire staff & conduct training
-------------------------------------------------- ----------------------------------------------------------- --------------------

OUR TARGET MARKETS AND MARKETING STRATEGY. We anticipate that our primary target market will consist of golfers throughout California, specifically patrons of nearby golf courses, country clubs, driving ranges and putting greens. We plan to market and promote our retail stores locally. We anticipate that our marketing initiatives will include:

     o utilizing direct response print advertisements placed primarily in specialized golf industry print media such as magazines and local newspapers;
     o advertising by television, radio, banners, affiliated marketing and direct mail in California and surrounding areas; and,
     o word of mouth advertising based on customer loyalty and high quality service.

GROWTH STRATEGY. We seek to establish a profitable retail golf store and training facility with the intention of expanding our efforts in areas outside California. Our strategy is to provide unparalleled customer service and high-quality, competitively-priced merchandise and offer on-site, indoor, individual instructional lessons with trained and qualified golf instructors utilizing the finest virtual reality equipment available on the market, thereby creating a fun, friendly and comfortable atmosphere which we believe will achieve unequaled customer satisfaction. We intend to initiate growth throughout California by establishing more alliances with leading and local vendors and long-term customer relationships and aim to replicate this model in many markets across the United States.

OUR COMPETITION. We expect to face significant competition from existing golf stores. We will compete with traditional golf retail locations that are either independent shops or part of large regional or national retail chains such as Roger Dunn or Nevada Bob's. Current and new competitors may be able to establish new locations relatively quickly. We anticipate we will also compete directly with other companies and businesses that have several golf retail locations which will be competitive with the golf retail stores developed by us. We cannot guaranty that we will be able to compete effectively with those competitors. Many of those competitors have greater financial and other resources, and more experience in the establishment of golf retail facilities, than we have. Because we have not yet begun to compete in this market, we do not have a competitive position relative to other firms. However, once we launch our operations, we hope to compete on the basis of price, quality of products and personalized service to our customers.

Our operations and our ability to generate revenues will be harmed if we are unable to establish a positive reputation as a provider of golf products. Our success will depend on our ability to compete in the highly competitive retail golf industry. To succeed, we must establish our reputation for providing quality golf products and instruction. We must establish our initial presence in Orange County, California. We may not be able to compete effectively in this region with traditional golf retail locations that are already established. If we do not compete effectively, our ability to earn revenue will be affected and we may not be able to continue our planned operations.

GOVERNMENT REGULATION. Each retail location facility we establish will be subject to licensing and reporting requirements by numerous governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire and safety departments. Difficulties in obtaining or failure to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given retail location. Any problems that we may encounter in renewing such licenses in one jurisdiction, may impact our licensing status on a federal, state or local level in other relevant jurisdictions.

OUR RESEARCH AND DEVELOPMENT. We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future.

INTELLECTUAL PROPERTY. We do not presently own any patents, copyrights, licenses, concessions or royalties. We use "Golf Two" as our trade name on our website, and own the trademark "Golf Two," though we have not applied for any state or federal trademark registration. We own the Internet domain name www.golftwo.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names. If we offer golf club designs owned by others, we will seek the appropriate intellectual property licenses for the sale of those products. We do not currently have any contractual arrangements for the manufacture of any custom or private label golf clubs.

EMPLOYEES. As of December 31, 2003, we have two part-time employees, who are our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we complete our business development. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We anticipate that we will engage golf teaching instructors and golf professionals as independent contractors, whom we plan to compensate by splitting the fees they generate at our facilities from customers they serve. We also plan to compensate these independent contractors by offering a commission on sales of merchandise to students. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

FACILITIES. Our headquarters are located at 1521 West Orangewood Avenue, Orange, California 92868. We believe that our facilities are adequate for our current needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

ITEM 2.  DESCRIPTION OF PROPERTY.

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================== ==================== ===========================
         PROPERTY               DECEMBER 31, 2003        DECEMBER 31, 2002
------------------------------ -------------------- ---------------------------
Cash                                $50,730                    $27,150
------------------------------ -------------------- ---------------------------
Property and Equipment, net            $0                       $0
============================== ==================== ===========================

OUR FACILITIES. Our headquarters are located at 1521 West Orangewood Avenue, Orange, California 92868. David Bennett, our president, treasurer and one of our directors, currently provides office space to us totaling $100 per month on a month-to-month basis, which is recorded as a contribution to capital. We do not have a written lease or sublease and Mr. Bennett does not expect to be paid or reimbursed for providing office facilities.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------

REPORTS TO SECURITY HOLDERS. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, we intend to provide an annual report to our security holders, which will include audited financial statements.

DESCRIPTION OF CAPITAL STOCK. Our authorized capital stock consists of 50,000,000 shares of $.001 par value common stock, of which 7,418,336 are issued and outstanding as of December 31, 2003, and 5,000,000 shares of $.001 par value preferred stock, of which no such shares are issued and outstanding as of December 31, 2003. Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

In May 2003, our registration statement on Form SB-2 to register 2,418,336 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty-six. There are no outstanding options or warrants to purchase securities convertible into, shares of our common stock. There are 104,666 shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

EQUITY COMPENSATION PLANS. We have no securities authorized for issuance under any equity compensation plans.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

USE OF PROCEEDS FROM REGISTERED SECURITIES. Our registration statement on Form SB-2 was declared effective in May 2003. The Commission file number assigned to the registration statement was: 333-99867. Our registration statement was to register shares held by selling security holders, therefore, there were no proceeds to us.

There were no expenses incurred for our account in connection with the issuance and distribution of the securities registered, since they were issued and distributed prior to the registration statement. There were no underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, or other expenses. There were no direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others;

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
----------------------------------------------------------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
----------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31,
2002.
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2003, we have cash of $50,730. We believe that our available cash is sufficient to pay our day-to-day expenditures and move forward with the development of our website. One of our shareholders loaned us $50,000 in November 2003. As of December 31, 2003, our total liabilities were $59,150, which was represented by $9,150 of accounts payable and accrued expenses, and $50,000 in a note payable to a related party, who is a stockholder.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 to December 31, 2003. We anticipate that we will generate revenues as we commence operations and build our customer base.

OPERATING EXPENSES. For the year ended December 31, 2003, our total expenses were $30,070, which was represented solely by general and administrative expenses. We also had $58 in interest income and $300 of interest expense. Therefore, for the year ended December 31, 2003, we experienced a net loss of $30,070. This is in comparison to the year ended December 31, 2002, where we had expenses of $123,614 from operations, which was represented solely by general and administrative expenses. We also had $242 of interest income and $200 of interest expense, making our net loss $123,572. Of that amount, $90,000 was represented by stock issued in exchange for services. Operating expenses for the year ended December 31, 2003 were significantly lower than for the same period ended December 31, 2002, because during that earlier period we were incurring expenses for legal and accounting costs to prepare and file our registration statement, and other initial expenses associated with the inception of our business. For the period from inception on March 15, 2001 through December 31, 2003, we experienced a net loss from operations of $167,145, and we also had $300 in interest income and $800 in interest expense, so that our net loss since inception totaled $167,645.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we hope to begin marketing our products and services by means of our website, www.golftwo.com, which we expect to be fully developed by the third quarter of 2004. As of November 2003 we have engaged Pacific Coast Consulting to develop our website. We anticipate that the cost for developing our website will be approximately $17,500, and that our website will be completed by the third quarter of 2004. We have not taken any other steps to implement our business plan except for engaging this website consultant and obtaining $50,000 in funding as described herein. We hope to use our website to market our proposed selection of customized golf clubs which we hope to obtain from local independent golf retailers, such as golf pro shops located at golf courses.

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

Our operations to date have been focused on engaging a website contractor, which we were able to do by borrowing funds from one of our shareholders, and locating sources of additional funding needed to further implement our business plan. We have not taken any other steps to implement our business plan to date. Our next step will be to attempt to establish strategic relationships with providers of golf products. In the next twelve months, we hope to accomplish the steps listed below to implement our business plan:

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

In addition to our proposed online "Community" we hope to utilize two fulfillment companies to help us fulfill our internet orders. One of our officers and directors personally knows the owners of two independent fulfillment companies, and they have verbally agreed to provide us with a net discount once a volume of orders is established. We envision that these companies will purchase, stock and finance all orders and a complete inventory product line that will be available to customers online. We believe that this will give us a very large product line with minimal capital outlay. We plan to generate revenues from the commissions of everything sold from our site.

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

We have cash of $50,730 as of December 31, 2003. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take the additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. On November 5, 2003, we entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds have allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late 2004. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2005, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. If we fail to raise this amount by the end of 2004, we will focus our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are presented in the following order:



                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002






                                    CONTENTS

                                                                       Page
                                                                       ----
Independent Auditors' Report                                             1

Financial Statements:
  Balance Sheets                                                         2
  Statements of Operations                                               3
  Statement of Stockholders' Equity (Deficit)                            4
  Statements of Cash Flows                                               5
  Notes to Financial Statements                                        6-10

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Golf Two, Inc.
Newport Beach, California

We have audited the accompanying balance sheets of Golf Two, Inc. (a development stage company) as of December 31, 2003 and 2002 the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from March 15, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Two, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from March 15, 2001 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.

Santa Monica, California
February 23, 2004

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                   December 31
                                                                   --------------------------------------------
                                                                           2003                   2002
                                                                   ---------------------   --------------------
                                     ASSETS

Current assets -
   Cash and cash equivalents                                       $             50,730    $            27,150
                                                                   =====================   ====================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities -
   Accounts payable                                                $              9,150    $             7,000
                                                                   ---------------------   --------------------
Note payable, related party                                                      50,000                      -
                                                                   ---------------------   --------------------
   Total Liabilities                                                              59,150                  7,000
                                                                   ---------------------   --------------------
Stockholders' equity (deficit):
   Preferred stock, $0.001 par value, 5,000,000 shares authorized;
      no shares issued or outstanding                                                 -                      -
   Common stock, $0.001 par value, 50,000,000 shares authorized;
      7,418,336 issued and outstanding                                            7,418                  7,418
   Additional paid-in capital                                                   152,107                150,607
   Deficit accumulated during development stage                                (167,945)              (137,875)
                                                                   ---------------------   --------------------

   Total stockholders' equity (deficiet)                                         (8,420)                20,150
                                                                   ---------------------   --------------------

                                                                   $             50,730    $            27,150
                                                                   =====================   ====================


                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                 For the
                                                                                                period from
                                                   For the               For the              March 15, 2001
                                                  year ended            year ended            (inception) to
                                              December 31, 2003     December 31, 2002        December 31, 2003
                                          ---------------------    ---------------------    --------------------

Net revenue                               $                  -     $                  -     $                 -

General and administrative expenses                     29,828                  123,614                 167,145
                                          ---------------------    ---------------------    --------------------

Loss from operations                                   (29,828)                (123,614)               (167,145)

Other income (expense):
     Interest income                                        58                      242                     300
     Interest expense                                     (300)                    (200)                   (800)
                                          ---------------------    ---------------------    --------------------

Loss before provision for income taxes                 (30,070)                (123,572)               (167,645)

Provision for income taxes                                   -                        -                       -
                                          ---------------------    ---------------------    --------------------

Net loss                                  $            (30,070)    $           (123,572)    $           (167,645)
                                          =====================    =====================    ====================


Net loss available to common stockholders per common share - basic and dilutive:

     Loss per common share                               (0.00)    $              (0.02)                   (0.03)
                                          =====================    =====================    ====================

     Weighted average common shares
       outstanding - basic and dilutive              7,418,336                6,406,726                5,605,018
                                          =====================    =====================    ====================


                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  Deficit
                                                                                               accumulated
                                                       Common stock              Additional       during           Total
                                                ---------------------------       paid-in       development    stockholders'
                                                   Shares         Amount          capital         stage       equity (deficit)
                                                -------------  ------------   --------------  -------------  -----------------
Balance at March 15, 2001,                                 -   $         -    $           -   $          -   $              -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                    2,325,000         2,325                -              -              2,325

Capital Contribution for office space and
 interest expenses                                         -             -            1,500              -              1,500

Net loss                                                   -             -                -        (14,303)           (14,303)
                                                -------------  ------------   --------------  -------------  -----------------

Balance at December 31, 2001                       2,325,000         2,325            1,500        (14,303)           (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                                 3,000,000         3,000           87,000              -             90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)               2,093,336         2,093           60,707              -             62,800

Capital Contribution for office space and
 interest expenses                                         -             -            1,400              -              1,400

Net loss for the year ended December 31, 2002              -             -                -       (123,572)          (123,572)
                                                -------------  ------------   --------------  -------------  -----------------

Balance at December 31, 2002                       7,418,336         7,418          150,607       (137,875)            20,150

Capital Contribution for office space and
 interest expenses                                         -             -            1,500              -              1,500

Net loss for the year ended December 31, 2003              -             -                -        (30,070)           (30,070)
                                                -------------  ------------   --------------  -------------  -----------------

Balance at December 31, 2003                       7,418,336   $     7,418    $     152,107   $   (167,945)  $         (8,420)
                                                =============  ============   ==============  =============  =================

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                           For the
                                                                                                         period from
                                                              For the               For the             March 15, 2001
                                                             year ended            year ended           (inception) to
                                                          December 31, 2003     December 31, 2002      December 31, 2003
                                                         --------------------  --------------------  ---------------------
Cash flows provided by (used for) operating activities:
    Net loss                                             $           (30,070)  $          (123,572)  $           (167,945)
                                                         --------------------  --------------------  ---------------------

    Adjustments to reconcile net loss to net cash provided by
      (used for) operating activities:
         Non-cash issuance of common stock for services                    -                90,000                 92,325
         Non-cash contribution to capital                              1,500                 1,400                  4,400

      Increase (decrease) in liabilities:
         Accounts payable                                              2,150                 7,000                  9,150
         Accounts payable-related party                                    -                  (478)                     -
                                                         --------------------  --------------------  ---------------------

            Total adjustments                                          3,650                97,922                105,875
                                                         --------------------  --------------------  ---------------------

             Net cash used for operating activities                  (26,420)              (25,650)               (62,070)
                                                         --------------------  --------------------  ---------------------

Cash flows provided by (used for) financing activities:
    Proceeds from note payable-related party                          50,000                     -                 60,000
    Repayment on note payable-related party                                -               (10,000)               (10,000)
    Proceeds from issuance of common stock                                 -                62,800                 62,800
                                                         --------------------  --------------------  ---------------------

             Net cash provided by financing activities                50,000                52,800                112,800
                                                         --------------------  --------------------  ---------------------

Net increase in cash                                                  23,580                27,150                 50,730
Cash, beginning                                                       27,150                     -                      -
                                                         --------------------  --------------------  ---------------------

Cash, ending                                             $            50,730   $            27,150   $             50,730
                                                         ====================  ====================  =====================

Supplemental disclosure of cash flow information:
    Income taxes paid                                    $                 -   $                 -   $                  -
                                                         ====================  ====================  =====================
    Interest paid                                        $                 -   $                 -   $                  -
                                                         ====================  ====================  =====================

Supplemental disclosure of non-cash financing activities:

     In April 2001, the Company entered into a $10,000 non interest-bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded $800 of interest expense on this note at 8% per annum as a contribution to capital for the period from March 15, 2001 (inception) to December 31, 2002.

     An officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended December 31, 2003 and 2002 and for the period from March 15, 2001 (Inception) to December 31, 2003, amounted to $1,200, $1,200 and $4,100, respectively.

     In March 2001, the Company issued 2,325,000 shares of its common stock in exchange for services to incorporate the Company, totaling $2,325. The Founder Shares were valued at the par value of the Company's common stock, which represented its fair market value on the date of issuance.

     In February 2002, 3,000,000 shares of common stock were issued at $0.03 per share in exchange for prior services rendered for a total of $90,000, which was the fair market value of the Company's common stock on the date of issuance.

     On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the year ended December 31, 2003, the Company recorded interest expense of $300 as a contribution to capital relating to this Note.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



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

         Going Concern:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue and, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This matter raises substantial doubt about the Company's ability to continue as a going concern.

                  Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to continue to raise additional financing through debt financing and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

                  The Company's expenses will significantly increase as it begins to implement its business plan and currently has no source of revenue. Management hopes that the Company's initial source of revenue will be sales from its proposed website. On November 5, 2003, the Company entered into a promissory note for $50,000 with one of its shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly, in order to engage a web developer. However, management estimates that its proposed website will not be operational until late 2004. Management hopes that once operational, the website will become a source of revenue to the Company.

                  Subsequently, the Company plans to locate and begin developing its first brick and mortar retail location, which management anticipates will not occur before 2005. To begin that step, management recognizes that the Company's funding needs will be significantly greater and it will require additional sources of funding since the Company is not yet able to generate revenues from operations. Because the Company does not currently have the funds it believes are needed to open its first retail location, and because revenues that may be generated from operation of the Company's proposed website are likely not to be sufficient, the Company hopes to raise an additional $475,000, the amount management estimates it needs need to open its first retail location. Management projects that such financing will need to be raised through borrowings and equity financing. Management hopes to begin raising this amount during 2004. If the Company fails to raise this amount by the end of 2004, management will focus the Company's efforts on its proposed internet operations and website.

         Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

         Cash:

                  Equivalents

                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                  Concentration

                  The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         Comprehensive Income:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2003 and 2002 and for the period from March 15, 2001 (inception) to December 31, 2003, Comprehensive Income consists only of net income and, therefore, a Statement of Comprehensive Income has not been included in the financial statements.

         Basic and Diluted Loss Per Share:

                  In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                  (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2003, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

         Provision for Income Taxes:

                  The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

         Stock Based Compensation:

                  SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock-based compensation for non-employees is measured under the fair value method. There were no employee options or stock-based compensation issued or outstanding at December 31, 2003

         Fair Value of Financial Instruments:

                  The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses and note payable to a related party, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

         Advertising Costs:

                  Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002 and for the period from March 15, 2001 (inception) to December 31, 2003, there were no advertising costs.

         Segment Reporting:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2003 and 2002 and for the period from March 15, 2001 (inception) to December 31, 2003, all revenues have been derived from domestic operations.

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

                  During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003.

         Recent Accounting Pronouncements:

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

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

                  In December 2003 the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                  In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

(2)      Related Party Transactions:

         Office Space
         An officer of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended December 31, 2003 and 2002 and for the period from March 15, 2001 (inception) to December 31, 2003 amounted to $1,200, $1,200, and $4,100, respectively.

         Notes Payable
         In April 2001, the Company entered into a $10,000 non interest-bearing note with a stockholder. The note was due upon demand and repaid in April 2002. For the year ended December 31, 2002, the Company recorded interest expense of $200 on this note at 8% per annum as a contribution to capital.

         On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. For the year ended December 31, 2003, the Company recorded interest expense of $300 as a contribution to capital.

(3)      Provision for Income Taxes:

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         As of December 31, 2003, the Company had a net federal operating loss carryforward of $167,645, expiring in 2023. During the years ended December 31, 2003 and 2002, the valuation allowance increased by $44,073 and $42,900, respectively. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.


A summary is as follows:

                                                            December 31
                                                  -----------------------------
                                                       2003            2002
                                                  -------------   -------------
         Net operating loss carryforward          $     167,645   $    137,875
         Effective tax rate                                 34%             34%
                                                  -------------   -------------

         Deferred tax asset                              56,999         46,900
         Valuation allowance                            (56,999)       (46,900)
                                                  -------------   -------------

         Net deferred tax asset                   $           -   $          -
                                                  =============   =============

(4)  Stockholders' Equity (Deficit):

     Preferred Stock
     ---------------

     The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 3003 and 2002, non of the shares were issued and outstanding.

     Common Stock
     ------------

     In March 2001, the Company issued 5,650,000 shares of its common stock in exchange for services to incorporate the Company. In February 2002, the Board of Directors declared that the company had not received consideration for the issuance of 3,325,000 shares of the previously issued shares and canceled those shares leaving 2,325,000 shares totaling $2,325. The Founder Shares were valued at the par value of the Company's common stock, which represented its fair market value on the date of issuance. The Company has not recognized the issuance of the cancelled shares in the financial statements.

     In February 2002, 3,000,000 shares of common stock were issued at $0.03 per share in exchange for prior services rendered for a total of $90,000, which was the fair market value of the Company's common stock on the date of issuance.

     In April 2002, the Company performed a private placement and issued 2,093,366 shares of its common stock at $0.03 per share for an aggregate total of $62,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this annual report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS. Our officers and directors are specified on the table below:

================== =============== ============================================
Name                    Age        Position
------------------ --------------- --------------------------------------------
David Bennett            38        President, Treasurer, Director
------------------ --------------- --------------------------------------------
Daniel Bernstein         43        Secretary, Director
================== =============== ============================================

DAVID BENNETT. Mr. Bennett has been our president, treasurer and one of our directors since February 2002. Mr. Bennett is responsible for marketing, business development and day to day operations of our management. From August 2001 to the present, Mr. Bennett has been employed as a programmer and manager by Cyberbucks.com which is a brokerage and order fulfillment company that locates buyers for products for sale by other companies. Cyberbucks.com also performs outsourcing for independent sales companies. Independent sales companies are firms that do not sell their own inventory, but that of other companies. From 1994 to 2000, Mr. Bennett was the president and manager of Beneducci, Inc., which performed accounts receivable financing for small businesses. While with these companies, Mr. Bennett acquired several types of business experience, including effective business management skills, order processing, customer service, finance management, marketing (including mass mailing, telesales, e-commerce, direct sales, paper media), business negotiations, arranging for private financing, forming strategic alliances, staffing and staff management and computer and programming knowledge. From 1982 to 1994, Mr. Bennett was a manager, partner and technician of Ramco Refrigeration. Mr. Bennett's background in marketing and management has given Mr. Bennett the necessary experience to understand the market trends essential for the implementation of our business strategy. Mr. Bennett is not an officer or director of any reporting company.

DANIEL BERNSTEIN. Mr. Bernstein has been our secretary and one of our directors since our inception in March 2001. From 1982 to the present, Mr. Bernstein has been self-employed as a builder, specializing in steep hillside contemporary homes. Mr. Bernstein graduated with a Masters in architectural design from the Southern California Institute of Architecture in 1987. Mr. Bernstein earned a Bachelor of Science in economics from the University of California, Los Angeles in 1982. Mr. Bernstein also possesses a general contractor's license in the state of California. Mr. Bernstein is not an officer or director of any reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Director currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2003, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

CODE OF ETHICS. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is posted on our corporate website.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending December 31, 2002 and 2003. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

================ ======= ==================================== =========================================== =================
                  Annual             Compensation                        Long Term Compensation
---------------- ------- ------------------------------------ ------------------------------------------- -----------------
   Name and       Year   Salary    Bonus      Other Annual               Awards                Payouts       All Other
   Principal               ($)       ($)    Compensation ($)                                                Compensation
   Position
---------------- ------- --------- -------- ----------------- ------------------------------ ------------ -----------------
                                                              Restricted      Securities        LTIP
                                                                 Stock        Underlying     Payouts ($)
                                                              Awards ($)   Options/SARs (#)
---------------- ------- --------- -------- ----------------- ------------ ----------------- ------------ -----------------
David Bennett,   2003      None     None          None           None            None           None            None
president,
treasurer
---------------- ------- --------- -------- ----------------- ------------ ----------------- ------------ -----------------
                 2002      None     None          None           None            None           None        $90,000 (1)
---------------- ------- --------- -------- ----------------- ------------ ----------------- ------------ -----------------
Daniel           2003      None     None          None           None            None           None            None
Bernstein,
secretary
---------------- ------- --------- -------- ----------------- ------------ ----------------- ------------ -----------------
                 2003      None     None          None           None            None           None            None
================ ======= ========= ======== ================= ============ ================= ============ =================
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of March 8, 2004, our officers have received no compensation for their services provided to us, other than stock issued for services as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with David Bennett, although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 8, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

================= ==================================== =================================== ==========================
Title of Class    Name of Beneficial Owner                 Amount of Beneficial Owner           Percent of Class
----------------- ------------------------------------ ----------------------------------- --------------------------
Common Stock      David Bennett                                                                      42.69%
                  1521 West Orangewood Avenue                 3,166,667 shares(1)
                  Orange, CA 92868                       president, treasurer, director
----------------- ------------------------------------ ----------------------------------- --------------------------
Common Stock      Daniel Bernstein                                                                   27.41%
                  1521 West Orangewood Avenue                   2,033,333 shares
                  Orange, CA 92868                            secretary, director
----------------- ------------------------------------ ----------------------------------- --------------------------
Common Stock      All directors and named executive                                                  70.10%
                  officers as a group                           5,200,000 shares
================= ==================================== =================================== ==========================
(1) Michelle Bennett, who is the spouse of David Bennett, our president, treasurer and director, owns 166,667 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

CHANGES IN CONTROL. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONs. There have been no related party transactions, except for the following:

David Bennett, our president, treasurer and one of our directors, currently provides office space to us valued at $100 per month on a month-to-month basis, which is recorded as a contribution to capital.

In April 2001, we entered into a $10,000 note with Carol Jean Gehlke, a stockholder. The note was due upon demand and repaid in April 2002. Although the note, by its terms, did not specify that interest was to accrue, we recorded interest expense on this note at 8% per annum as a contribution to capital, since that note was with a related party.

With regard to any future related party transactions, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclose such transactions in prospectuses where required;
     o    disclose in any and all filings with the Securities and Exchange
     o    Commission, where required;
     o    obtain disinterested directors consent; and
     o    obtain shareholder consent where required.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT NO.
----------------

3.1       Certificate of Incorporation*

3.2       Bylaws*

31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* Included in the registration statement on Form SB-2 filed on September 20, 2002.

(b) Reports on Form 8-K
------------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed in each of the years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,000 and $6,000, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2003 and 2002.

TAX FEES. For the years ended December 31, 2003 and 2002, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES.  None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Orange, California, on March 8, 2004.

                                  Golf Two, Inc.
                                  a Delaware corporation


                                  By:      /s/ David Bennett
                                           -----------------------------------
                                           David Bennett
                                  Its:     principal executive officer
                                           president and a director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ David Bennett                                    March 8, 2004
         --------------------------------------------
         David Bennett
Its:     principal executive officer, principal financial officer
         president, treasurer and a director


By:      Daniel Bernstein                                     March 8, 2004
         --------------------------------------------
         Daniel Bernstein
Its:     secretary and a director