Form 10QSB
period 2004-03-31
GOLF TWO INC
filed 2004-05-21
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from            to
                                                       ------------  ----------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 21, 2004, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEET - MARCH 31, 2004
                                   (UNAUDITED)



                                     ASSETS

Current assets -
    cash and cash equivalents                                    $       45,708
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                        $       12,940
                                                                 --------------


Note payable, related party                                              50,000
                                                                 --------------


Stockholders' deficit:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                        -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                   7,418
    Additional paid-in capital                                          152,907
    Deficit accumulated during development stage                       (177,557)
                                                                 --------------


          Total stockholders' deficit                                   (17,232)
                                                                 --------------


                                                                 $       45,708
                                                                 ==============

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             For the three months                     For the period
                                                                ended March 31,                        from March 15,
                                              ------------------------------------------------       2001 (inception)
                                                      2004                      2003                to March 31, 2004
                                              ----------------------    ----------------------    -----------------------
Net revenue                                   $                   -      $                  -     $                    -

General and administrative expenses                           9,112                     2,360                    176,557
                                              ----------------------    ----------------------    -----------------------

Loss from operations                                         (9,612)                   (2,360)                  (176,557)

Other income (expense):
     Interest income                                              -                        35                        300
     Interest expense                                          (500)                        -                     (1,300)
                                              ----------------------    ----------------------    -----------------------


Loss before provision for income taxes                       (9,612)                   (2,325)                  (177,557)

Provision for income taxes                                        -                         -                          -
                                              ----------------------    ----------------------    -----------------------


Net loss                                      $              (9,612)     $             (2,325)    $             (177,557)
                                              ======================    ======================    =======================


Net loss available to common stockholders per common share - basic and dilutive:

     Loss per common share                    $               (0.00)     $              (0.00)    $                (0.03)
                                              ======================    ======================    =======================


     Weighted average common shares
       outstanding - basic and dilutive                   7,418,336                 7,418,336                  5,753,410
                                              ======================    ======================    =======================

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  Deficit
                                                                                                accumulated
                                                  Common stock                 Additional         during               Total
                                        ----------------------------------      paid-in         development         stockholders'
                                              Shares            Amount          capital            stage       equity (deficit)
                                        ----------------  ----------------   ---------------  ----------------  ----------------

Balance at March 15, 2001,                            -   $             -    $            -   $             -   $             -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                               2,325,000             2,325                 -                 -             2,325

Capital contribution for office space                 -                 -             1,500                 -             1,500

Net loss                                              -                 -                 -           (14,303)          (14,303)
                                        ----------------  ----------------   ---------------  ----------------  ----------------

Balance at December 31, 2001                  2,325,000             2,325             1,500           (14,303)          (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                            3,000,000             3,000            87,000                 -            90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)          2,093,336             2,093            60,707                 -            62,800

Capital contribution for office space
   and interest expense                               -                 -             1,400                 -             1,400

Net loss                                              -                 -                 -          (123,572)         (123,572)
                                        ----------------  ----------------   ---------------  ----------------  ----------------

Balance at December 31, 2002                  7,418,336             7,418           150,607          (137,875)           20,150

Capital contribution for office space
   and interest expense                               -                 -             1,500                 -             1,500

Net loss                                              -                 -                 -           (30,070)          (30,070)
                                        ----------------  ----------------   ---------------  ----------------  ----------------

Balance at December 31, 2003                  7,418,336             7,418           152,107          (167,945)           (8,420)

Capital contribution for office space
   and interest expense (unaudited)                   -                 -               800                 -               800

Net loss for the three months ended
   March 31, 2004 (unaudited)                         -                 -                 -            (9,612)           (9,612)
                                        ----------------  ----------------   ---------------  ----------------  ----------------

Balance at March 31, 2004 (unaudited)         7,418,336   $         7,418    $      152,907   $      (177,557)  $        (17,232)
                                        ================  ================   ===============  ================  ================

                      (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                       For the three months                     For the period
                                                                         ended March 31,                        from March 15,
                                                         -------------------------------------------------     2001 (inception)
                                                                  2004                     2003                to March 31, 2004
                                                         ------------------------ ------------------------  ------------------------
Cash flows provided by (used for) operating activities:
    Net loss                                             $               (9,612)  $                (2,325)  $              (177,557)
                                                         ------------------------ ------------------------  ------------------------

    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
         Non-cash issuance of common stock for services                        -                        -                    92,325
         Non-cash contribution to capital                                    800                      300                     5,200

      Increase (decrease) in liabilities -
         accounts payable                                                  3,790                   (4,410)                   12,940
                                                         ------------------------ ------------------------  ------------------------

            Total adjustments                                              4,590                   (4,110)                  110,465
                                                         ------------------------ ------------------------  ------------------------

            Net cash used for operating activities                        (5,022)                  (6,435)                  (67,092)
                                                         ------------------------ ------------------------  ------------------------

Cash flows provided by (used for) financing activities:
    Proceeds from note payable-related party                                   -                        -                    60,000
    Payments on note payable-related party                                     -                        -                   (10,000)
    Proceeds from issuance of common stock                                     -                        -                    62,800
                                                         ------------------------ ------------------------  ------------------------

             Net cash provided by financing activities                         -                        -                   112,800
                                                         ------------------------ ------------------------  ------------------------

Net increase (decrease) in cash                                           (5,022)                  (6,435)                   45,708
Cash, beginning of period                                                 50,730                   27,150                         -
                                                         ------------------------ ------------------------  ------------------------

Cash, end of period                                      $                45,708  $                20,715   $                45,708
                                                         ======================== ========================  ========================

Supplemental disclosure of cash flow information:
    Income taxes paid                                    $                     -  $                     -   $                     -
                                                         ======================== ========================  ========================
    Interest paid                                        $                     -  $                     -   $                     -
                                                         ======================== ========================  ========================

Supplemental disclosure of non-cash financing activities:

In April 2001, the Company entered into a $10,000 non-interest bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded $800 of interest expense on this note at 8% per annum as a contribution to capital for the period from March 15, 2001 (inception) to December 31, 2002.

An officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2004 and 2003 and for the period from March 15, 2001 (inception) to March
31, 2004, amounted to $300, $300 and $4,400, respectively.

In March 15, 2001, the Company issued 2,325,000 shares of its common stock in exchange for services to incorporate the Company, totaling $2,325. The Founder Shares were valued at the par value of the Company's common stock, which represented its fair market value on the date of issuance.

In February 2002, 3,000,000 shares of common stock were issued at $0.03 per share in exchange for prior services rendered for a total of $90,000, which represented its fair market value on the date of issuance.

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the three months ended March 31, 2004 and for the period from March 15, 2001 (inception) to March 31, 2004, the Company recorded interest expense of $300 and $800, respectively, related to this note as a contribution to capital.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

               THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE
            PERIOD FROM MARCH 15, 2001 (INCEPTION) TO MARCH 31, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California. As of March 31, 2004, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited financial statements for the three months ended March 31, 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on March 19, 2004 for the year ended December 31, 2003.

BASIS OF PRESENTATION:

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

The Company's expenses will significantly increase as it begins to implement its business plan and currently has no source of revenue. Management hopes that the Company's initial source of revenue will be sales from its proposed website. On

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

(2) EQUITY:

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 3004, none of the shares were issued or outstanding (unaudited).

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

               THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE
            PERIOD FROM MARCH 15, 2001 (INCEPTION) TO MARCH 31, 2004

(2) EQUITY, CONTINUED:

COMMON STOCK

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

In February 2002, 3,000,000 shares of common stock were issued at $0.03 per share in exchange for prior services rendered for a total of $90,000, which represented its fair market value on the date of issuance.

In April 2002, the Company performed a private placement and issued 2,093,366 shares of its common stock at $0.03 per share for an aggregate total of $62,000.

(3) RELATED PARTY TRANSACTIONS:

OFFICE SPACE

A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2004 and 2003 and for the period from March 15, 2001 (inception) to March 31, 2004 amounted to $300, $300, and $4,400, respectively (unaudited).

NOTES PAYABLE

In April 2001, the Company entered into a $10,000 non interest-bearing note with a stockholder. The note was due upon demand and repaid in April 2002. For the year ended December 31, 2002, the Company recorded interest expense of $200 on this note at 8% per annum as a contribution to capital.

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. For the three months ended March 31, 2004, the Company recorded interest expense of $500 as a contribution to capital (unaudited).

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended March 31, 2004.

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

We anticipate that our future retail stores will be approximately 5,000 square feet and will include two virtual reality golf simulators, two computer swing analysis systems and a club fitting analysis system. Private label and brand name golf merchandise and related products will also be available for sale at each retail store. We seek to promote the enjoyment of the game of golf by helping golfing enthusiasts of all levels play better. Accordingly, we intend to offer indoor golf training available and individualized, quality golf clubs and related products to our clientele.

LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 2004, we have cash and cash equivalents of $45,708. We believe that our available cash is sufficient to pay our day-to-day expenditures and move forward with the development of our website. One of our shareholders loaned us $50,000 in November 2003. As of March 31, 2004, our total liabilities were $62,940, which was represented by $12,940 of accounts payable and accrued expenses, and $50,000 in a note payable to a related party, who is a stockholder.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2003.
-------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 to March 31, 2004.

OPERATING EXPENSES. For the three months ended March 31, 2004, our general and administrative expenses amounted to $9112. We also had $500 in interest expense. Therefore, for the three months ended March 31, 2004, we experienced a net loss of $9,612. This is in comparison to the three months ended March 31, 2003, where our general and administrative expenses amounted to $2,360. For the three months ended March 31, 2003, we also had $35 in interest income, making our net loss $2,325.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we plan to begin marketing our products and services by means of our website and develop our brand image. We have been focused on developing our brand name and have reserved the domain name www.golftwo.com; our website is currently under development and is not yet operational. Our operations to date have been focused on engaging a website contractor, which we were able to do by borrowing funds from one of our shareholders, and locating sources of additional funding needed to further implement our business plan. We have not taken any other steps to implement our business plan to date. We anticipate that our website will be operational by the third quarter of 2004. Our next step will be to attempt to establish strategic relationships with providers of golf products. In the next twelve months, we hope to accomplish the steps listed below to implement our business plan:

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

We have cash of $45,708 as of March 31, 2004. In the opinion of management, available funds will satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. In November 2003, we have entered into a promissory note for $50,000 with one of our shareholders, which is payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds have allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late 2004. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2005, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. If we fail to raise this amount by the end of 2004, we will focus our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits.

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.


(b) Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Golf Two, Inc.,
                                        a Delaware corporation



May 21, 2004                   By:      /s/ David Bennett
                                        -----------------------------------
                                        David Bennett
                                        principal executive, accounting and
                                        financial officer, president, treasurer,
                                        and a director