Form 10QSB
period 2004-06-30
GOLF TWO INC
filed 2004-08-16
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from             to
                                          -------------   ----------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 11, 2004, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                     GOLF TWO, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                              BALANCE SHEET - JUNE 30, 2004
                                       (UNAUDITED)


                                         ASSETS
Current assets -
    cash and cash equivalents                                               $       30,962
                                                                            ===============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                                   $        4,700
                                                                            ---------------

Note payable, related party                                                         50,000
                                                                            ---------------

Stockholders' deficit:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                                   -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                              7,418
    Additional paid-in capital                                                     153,707
    Deficit accumulated during development stage                                  (184,863)
                                                                            ---------------

          Total stockholders' deficit                                              (23,738)
                                                                            ---------------

                                                                            $       30,962
                                                                            ===============

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                             FOR THE PERIOD
                                                 FOR THE THREE MONTHS              FOR THE SIX MONTHS        FROM MARCH 15,
                                                    ENDED JUNE 30,                   ENDED JUNE 30,          2001 (INCEPTION)
                                                 2004            2003             2004            2003       TO JUNE 30, 2004
                                             -------------   -------------    -------------   -------------  ---------------
Net revenue                                  $          -     $         -     $          -     $         -    $           -

General and administrative expenses                 6,806          12,364           15,918          14,724          183,363
                                             -------------   -------------    -------------   -------------  ---------------

Loss from operations                               (6,806)        (12,364)         (15,918)        (14,724)        (183,363)

Other income (expense):
    Interest income                                     -              37                -              55              300
    Interest expense                                 (500)           (200)          (1,000)              -           (1,800)
                                             -------------   -------------    -------------   -------------  ---------------

Loss before provision for income taxes             (7,306)        (12,527)         (16,918)        (14,669)        (184,863)

Provision for income taxes                              -               -                -               -                -
                                             -------------   -------------    -------------   -------------  ---------------

Net loss                                     $     (7,306)   $    (12,527)    $    (16,918)   $    (14,669)  $     (184,863)
                                             =============   =============    =============   =============  ===============

Net loss available to common stockholders per common share - basic and dilutive:

    Loss per common share                    $      (0.00)   $      (0.00)    $      (0.00)   $      (0.00)  $       (0.03)
                                             =============   =============    =============   =============  ===============

    Weighted average common shares
      outstanding - basic and dilutive          7,418,336       7,418,336        7,418,336       7,418,336        5,879,352
                                             =============   =============    =============   =============  ===============

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                               DEFICIT
                                                                                              ACCUMULATED
                                                                             ADDITIONAL         DURING           TOTAL
                                                   COMMON STOCK               PAID-IN         DEVELOPMENT    STOCKHOLDERS'
                                              SHARES          AMOUNT          CAPITAL           STAGE        EQUITY (DEFICIT)
                                           -------------- ---------------  ---------------  ---------------  ---------------
Balance at March 15, 2001,                             -  $            -    $           -    $           -    $           -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                2,325,000           2,325                -                -            2,325

Capital contribution for office space                  -               -            1,500                -            1,500

Net loss                                               -               -                -          (14,303)         (14,303)
                                           -------------- ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2001                   2,325,000           2,325            1,500          (14,303)         (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                             3,000,000           3,000           87,000                -           90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)           2,093,336           2,093           60,707                -           62,800

Capital contribution for office space
   and interest expense                                -               -            1,400                -            1,400

Net loss                                               -               -                -         (123,572)        (123,572)
                                           -------------- ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2002                   7,418,336           7,418          150,607         (137,875)          20,150

Capital contribution for office space
   and interest expense                                -               -            1,500                -            1,500

Net loss                                               -               -                -          (30,070)         (30,070)
                                           -------------- ---------------  ---------------  ---------------  ---------------

Balance at December 31, 2003                   7,418,336           7,418          152,107         (167,945)          (8,420)

Capital contribution for office space
   and interest expense (unaudited)                    -               -            1,600                -            1,600

Net loss for the six months ended
   June 30, 2004 (unaudited)                           -               -                -          (16,918)         (16,918)
                                           -------------- ---------------  ---------------  ---------------  ---------------

Balance at June 30, 2004 (unaudited)           7,418,336  $        7,418   $      153,707   $     (184,863)  $      (23,738)
                                           ============== ===============  ===============  ===============  ===============

                   GOLF TWO, INC.
           (A DEVELOPMENT STAGE COMPANY)

              STATEMENTS OF CASH FLOWS
                    (UNAUDITED)

                                                                                          FOR THE PERIOD
                                                            FOR THE SIX MONTHS            FROM MARCH 15,
                                                              ENDED JUNE 30,             2001 (INCEPTION)
                                                           2004             2003         TO JUNE 30, 2004
                                                     ----------------- ----------------  ------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                          $        (16,918) $       (14,669)  $        (184,863)
                                                     ----------------- ----------------  ------------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Non-cash issuance of common stock for services               -                -              92,325
       Non-cash contribution to capital                         1,600              600               6,000

     INCREASE (DECREASE) IN LIABILITIES -
       accounts payable and accrued expenses                   (4,450)          (3,000)              4,700
                                                     ----------------- ----------------  ------------------

          Total adjustments                                    (2,850)          (2,400)            103,025
                                                     ----------------- ----------------  ------------------

           Net cash used for operating activities             (19,768)         (17,069)            (81,838)
                                                     ----------------- ----------------  ------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from note payable-related party                         -                -              60,000
   Payments on note payable-related party                           -                -             (10,000)
   Proceeds from issuance of common stock                           -                -              62,800
                                                     ----------------- ----------------  ------------------

           Net cash provided by financing activities                -                -             112,800
                                                     ----------------- ----------------  ------------------

NET INCREASE (DECREASE) IN CASH                               (19,768)         (17,069)             30,962
Cash, beginning of period                                      50,730           27,150                   -
                                                     ----------------- ----------------  ------------------

CASH, end of period                                  $         30,962 $         10,081   $          30,962
                                                     ================= ================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                 $              - $              -   $               -
                                                     ================= ================  ==================
   Interest paid                                     $              - $              -   $               -
                                                     ================= ================  ==================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

In April 2001, the Company entered into a $10,000 non-interest bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded $800 of interest expense on this note at 8% per annum as a contribution to capital for the period from March 15, 2001 (inception) to December 31, 2002.

An officer of the Company provices office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended June 30, 2004 and 2003 and for the period from March 15, 2001 (inception) to March 31, 2004 amounted to $300, 300, and $4,700, respectively.

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

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the three and six months ended June 30, 2004 and for the period from March 15, 2001 (inception) to June 30, 2004, the Company recorded interest expense of $500, $1,000, and $1,300, respectively, related to this note as a contribution to capital.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

            THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE
             PERIOD FROM MARCH 15, 2001 (INCEPTION) TO JUNE 30, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California. As of June 30, 2004, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited financial statements for the three and six months ended June 30, 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on March 19, 2004 for the year ended December 31, 2003.

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

November 5, 2003, the Company entered into a promissory note for $50,000 with one of its shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly, in order to engage a web developer. However, management estimates that its proposed website will not be operational until late 2004. Management hopes that, once operational, the website will become a source of revenue to the Company.

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

(2) EQUITY:

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 3004, none of the shares were issued or outstanding (unaudited).

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

(3) RELATED PARTY TRANSACTIONS:

OFFICE SPACE

A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three and six months ended June 30, 2004 and 2003 amounted to $300 and $600, respectively, and for the period from March 15, 2001 (inception) to June 30, 2004 amounted to $4,700 (unaudited).

NOTE PAYABLE

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. For the three and six months ended June 30, 2004, the Company recorded interest expense of $500 and $1,000, respectively, as a contribution to capital (unaudited).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended June 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $30,962 as of June 30, 2004. Our total assets were also $30,962 as of June 30, 2004. Our current liabilities were $4,700 as of June 30, 2004, consisting only of accounts payable. We also had $50,000 in a note payable to a related party. We believe our cash is sufficient to pay our day to day expenses for the next twelve months.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003.
--------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 to June 30, 2004.

OPERATING EXPENSES. For the three months ended June 30, 2004, our operating expenses were $6,806, which was represented by solely by general and administrative expenses. We also had $500 in interest expense. Therefore, for the three months ended June 30, 2004, we experienced a net loss of $7,306. This is in comparison to the three months ended June 30, 2003, where we had operating expenses of $12,364, also represented solely by general and administrative expenses. Our operating expenses were lower for the period ending in 2004 because during the same period ending in 2003 we were preparing our registration statement. For the three months ended June 30, 2003, we also had $37 in interest income and $200 in interest expense, making our net loss $12,527. Our interest expenses are due to the note payable we entered into during the fourth quarter of 2003, so we had no comparable expense during this period in 2003.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.
------------------------------------------------

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the six months ended June 30, 2004, our total expenses were $15,918, which was represented solely by general and administrative expenses. We also had $1,000 in interest expense. Therefore, for the six months ended June 30, 2004, we experienced a net loss of $16,918. This is in comparison to the six months ended June 30, 2003, where we had expenses of $14,724 from operations, which was represented solely by general and administrative expenses. We also had $55 of interest income, making our net loss $14,669. Operating expenses for the six months ended June 30, 2004 were significantly lower than for the same period ended June 30, 2003, because during that earlier period we were incurring expenses for legal and accounting costs to prepare and file our registration statement, and other initial expenses associated with the inception of our business. For the period from inception on March 15, 2001 through June 30, 2004, we experienced a net loss from operations of $183,363, and we also had $300 in interest income and $1,800 in interest expense, so that our net loss since inception totaled $184,863. Of that amount, $90,000 was represented by stock issued in exchange for services.

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

We have cash of $30,962 as of June 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. Therefore, as of November 5, 2003, we have entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds have allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late 2004. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2005, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. If we fail to raise this amount by the end of 2004, we will focus our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                      Golf Two, Inc.,
                                      a Delaware corporation



August 11, 2004                By:    /s/ David Bennett
                                      ----------------------------------------
                                      David Bennett
                                      principal executive, accounting and
                                      financial officer, president, treasurer,
                                      and a director