Form 10QSB
period 2004-09-30
GOLF TWO INC
filed 2004-11-15
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                           ----------------   ------------------

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

                                  (714)350-7323
                                  -------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 8, 2004, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                    GOLF TWO, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET - SEPTEMBER 30, 2004
                                      (UNAUDITED)



                                        ASSETS

Current assets -
    cash and cash equivalents                                       $   24,843
                                                                    ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                           $    4,700
                                                                    -----------

Note payable, related party                                             50,000
                                                                    -----------

Stockholders' deficit:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                       -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                  7,418
    Additional paid-in capital                                         154,507
    Deficit accumulated during development stage                      (191,782)
                                                                    -----------

                                                                       (29,857)
                                                                    -----------

                                                                    $   24,843
                                                                    ===========


The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            FOR THE PERIOD
                                                 FOR THE THREE MONTHS            FOR THE NINE MONTHS        FROM MARCH 15,
                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,       2001 (INCEPTION)
                                                  2004          2003            2004           2003     TO SEPTEMBER 30, 2004
                                             ------------   ------------    ------------   ------------   -----------------
Net revenue                                  $         -    $         -     $         -    $         -    $             -

General and administrative expenses                6,419          4,300          22,337         19,024            189,782
                                             ------------   ------------    ------------   ------------   ----------------

Loss from operations                              (6,419)        (4,300)        (22,337)       (19,024)          (189,782)

Other income (expense):
     Interest income                                   -              3               -             58                300
     Interest expense                               (500)           (--)         (1,500)             -             (2,300)
                                             ------------   ------------    ------------   ------------   ----------------

Loss before provision for income taxes            (6,919)        (4,297)        (23,837)       (18,966)          (191,782)

Provision for income taxes                             -              -               -              -                  -
                                             ------------   ------------    ------------   ------------   ----------------

Net loss                                     $    (6,919)   $    (4,297)    $   (23,837)   $   (18,966)   $      (191,782)
                                             ============   ============    ============   ============   ================


Net loss available to common stockholders per common share - basic and dilutive:

     Loss per common share                   $     (0.00)   $     (0.00)    $     (0.00)   $     (0.00)   $         (0.03)
                                             ============   ============    ============   ============   ================

     Weighted average common shares
       outstanding - basic and dilutive        7,418,336      7,418,336       7,418,336      7,418,336          5,988,685
                                             ============   ============    ============   ============   ================







The accompanying notes form an integral part of these financial statements.

                                                        GOLF TWO, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                   DEFICIT
                                                                                                  ACCUMULATED
                                                                                 ADDITIONAL         DURING           TOTAL
                                                        COMMON STOCK              PAID-IN         DEVELOPMENT    STOCKHOLDERS'
                                                  SHARES           AMOUNT         CAPITAL           STAGE        EQUITY (DEFICIT)
                                               --------------  --------------- ---------------  ---------------  ---------------
Balance at March 15, 2001,                                  -  $             - $            -   $            -   $            -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                     2,325,000            2,325              -                -            2,325

Capital contribution for office space                       -                -          1,500                -            1,500

Net loss                                                    -                -              -          (14,303)         (14,303)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2001                       2,325,000            2,325           1,500          (14,303)         (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                                 3,000,000            3,000          87,000                -           90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)               2,093,336            2,093          60,707                -           62,800

Capital contribution for office space
   and interest expense                                    -                -           1,400                -            1,400

Net loss                                                   -                -               -         (123,572)        (123,572)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2002                       7,418,336            7,418         150,607         (137,875)          20,150

Capital contribution for office space
   and interest expense                                    -                -           1,500                -            1,500

Net loss                                                   -                -               -          (30,070)         (30,070)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2003                       7,418,336            7,418         152,107         (167,945)          (8,420)

Capital contribution for office space
   and interest expense (unaudited)                        -                -           2,400                -            2,400

Net loss for the nine months ended
   September 30, 2004 (unaudited)                          -                -               -          (23,837)         (23,837)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at September 30, 2004 (unaudited)          7,418,336   $         7,418 $      154,507   $     (191,782)  $      (29,857)
                                               ==============  =============== ===============  ===============  ===============







The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           FOR THE PERIOD
                                                                       FOR THE NINE MONTHS                 FROM MARCH 15,
                                                                        ENDED SEPTEMBER 30,               2001 (INCEPTION)
                                                                     2004                 2003          TO SEPTEMBER 30, 2004
                                                              -------------------- -------------------  ---------------------

Cash flows provided by (used for) operating activities:
    Net loss                                                  $           (23,837) $          (18,966)  $           (191,782)
                                                              -------------------- -------------------  ---------------------

    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Non-cash issuance of common stock for services                          -                   -                 92,325
        Non-cash contribution to capital                                    2,400                 900                  6,800

      Increase (decrease) in liabilities -
        accounts payable and accrued expenses                              (4,450)             (3,850)                 4,700
                                                              -------------------- -------------------  ---------------------

           Total adjustments                                               (2,050)             (2,950)               103,825
                                                              -------------------- -------------------  ---------------------

            Net cash used for operating activities                        (25,887)            (21,916)               (87,957)
                                                              -------------------- -------------------  ---------------------

Cash flows provided by (used for) financing activities:
    Proceeds from note payable-related party                                    -                   -                 60,000
    Payments on note payable-related party                                      -                   -                (10,000)
    Proceeds from issuance of common stock                                      -                   -                 62,800
                                                              -------------------- -------------------  ---------------------

            Net cash provided by financing activities                           -                   -                112,800
                                                              -------------------- -------------------  ---------------------

Net increase (decrease) in cash                                           (25,887)            (21,916)                24,843
Cash, beginning of period                                                  50,730              27,150                      -
                                                              -------------------- -------------------  ---------------------

Cash, end of period                                           $            24,843  $            5,234   $             24,843
                                                              ==================== ===================  =====================

Supplemental disclosure of cash flow information:
    Income taxes paid                                         $                 -  $                -   $                  -
                                                              ==================== ===================  =====================
    Interest paid                                             $                 -  $                -   $                  -
                                                              ==================== ===================  =====================

Supplemental disclosure of non-cash financing activities:

In April 2001, the Company entered into a $10,000 non-interest bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded $800 of interest expense on this note at 8% per annum as a contribution to capital for the period from March 15, 2001 (inception) to December 31, 2002.

An officer of the Company provices office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended September 30, 2004 and 2003 and for the period from March 15, 2001 (inception) to September 30, 2004 amounted to $300, $300, and $5,000, respectively.

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

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the three and nine months ended September 30, 2004 and for the period from March 15, 2001 (inception) to September 30, 2004, the Company recorded interest expense of $500, $1,500, and $1,800, respectively, related to this note as a contribution to capital.





The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND THE
          PERIOD FROM MARCH 15, 2001 (INCEPTION) TO SEPTEMBER 30, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California. As of September 30, 2004, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited financial statements for the three and nine months ended September 30, 2004 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on March 19, 2004 for the year ended December 31, 2003.

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

(2) EQUITY:

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 3004, none of the shares were issued or outstanding (unaudited).

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

In April 2002, the Company performed a private placement and issued 2,093,366 shares of its common stock at $0.03 per share for an aggregate total of $62,800.

(3) RELATED PARTY TRANSACTIONS:

OFFICE SPACE

A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three and nine months ended September 30, 2004 and 2003 amounted to $300 and $900, respectively, and for the period from March 15, 2001 (inception) to September 30, 2004 amounted to $5,000 (unaudited).

NOTE PAYABLE

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. The Company records interest expense as a contribution to capital. Total interest expense for the three and nine months ended September 30, 2004 amounted to $500 and $1,500, respectively, and for the period from March 15, 2001 (inception) to September 30, 2004 amounted to $1,800 (unaudited).

ITEM 2.  PLAN OF OPERATIONS

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended September 30, 2004.

We incorporated in Delaware on March 15, 2001. We are a development stage company and we plan to market and sell our goods and services by means of our proposed website, www.golftwo.com. As of November 2003, we have engaged Pacific Coast Consulting to develop our website. We anticipate that the cost for developing our website will be approximately $17,500, and that our website will be completed by the fourth quarter of 2004 or first quarter of 2005.
We have not taken any other steps to implement our business plan except for engaging this website consultant and obtaining $50,000 in funding as described herein.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $24,843 as of September 30, 2004. Our total assets were also $24,843 as of September 30, 2004. Our current liabilities were $4,700 as of September 30, 2004, consisting only of accounts payable. We also had $50,000 in a note payable to a related party. We believe our cash is sufficient to pay our day to day expenses for the next twelve months.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 to September 30, 2004.

OPERATING EXPENSES. For the three months ended September 30, 2004, our operating expenses were $6,419, which was represented solely by general and administrative expenses. We also had $500 in interest expense. Therefore, for the three months ended September 30, 2004, we experienced a net loss of $6,919. This is in comparison to the three months ended September 30, 2003, where we had operating expenses of $4,300, also represented solely by general and administrative expenses. Our operating expenses were lower for the period ending in 2004 because during the same period ending in 2003 we were preparing our registration statement. For the three months ended September 30, 2003, we also had $3 in interest income and no interest expense, making our net loss $4,297. Our interest expenses are due to the note payable we entered into during the fourth quarter of 2003, so we had no comparable expense during this period in 2003.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

RESULTS OF OPERATIONS.

OPERATING EXPENSES. For the nine months ended September 30, 2004, our total expenses were $22,337, which was represented solely by general and administrative expenses. We also had $1,500 in interest expense. Therefore, for the nine months ended September 30, 2004, we experienced a net loss of $23,837. This is in comparison to the nine months ended September 30, 2003, where we had expenses of $19,024 from operations, which was represented solely by general and administrative expenses. We also had $58 of interest income, making our net loss $18,966. Operating expenses for the nine months ended September 30, 2004 were significantly higher than for the same period ended September 30, 2003, because during that later period we were incurring expenses associated with the development of our business. For the period from inception on March 15, 2001 through September 30, 2004, we experienced a net loss from operations of $189,782, and we also had $300 in interest income and $2,300 in interest expense, so that our net loss since inception totaled $191,782. Of that amount, $90,000 was represented by stock issued in exchange for services.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we plan to begin marketing our products and services by means of our proposed website and develop our brand image. We have been focused on developing our brand name and have reserved the domain name www.golftwo.com, though our website is not yet operational. Our operations to date have been focused on engaging a website contractor, which we were able to do by borrowing funds from one of our shareholders, and locating sources of additional funding needed to further implement our business plan. We have not taken any other steps to implement our business plan to date. Our next step will be to attempt to establish strategic relationships with providers of golf products. In the next twelve months, we hope to accomplish the steps listed below to implement our business plan:

  o Complete development of our website to promote our brand name and services and take product orders;
  o Begin advertising by means of direct mail, flyers and magazine inserts to develop brand name recognition;
  o    Engage golf pro / instructor staff;
  o    Explore possible suitable retail locations for our initial store; and
  o    Explore debt financing options

As of November 2003, we have engaged Pacific Coast Consulting to develop our proposed website, located at www.golftwo.com. We have already reserved the domain name. We anticipate that the cost for developing our website will be approximately $17,500, and that our website will be completed by the fourth quarter of 2004 or the first quarter of 2005. We hope to use our website to market our proposed selection of customized golf clubs which we hope to obtain from local independent golf retailers, such as golf pro shops located at golf courses.

During the time our website is being developed, we plan to review the website templates for each page of our website as they become available from our website contractor. We also plan to begin marketing space on our website to potential suppliers of golf equipment, which we hope to engage as "Community Members" on our site. We propose to use mailers, telemarketing, search engines and other media to promote our brand name among potential suppliers.
Before our website goes "live", we will allow potential suppliers or "Community Members" to view these templates after they are uploaded to the privately viewable version of our website as it is being constructed. During this phase, we hope to conclude agreements with these potential suppliers for us to sell their products on our website.

Also, during the time our site is under construction, we also plan to locate the specific golf shops, course pro shops and other potential suppliers whom we hope to engage as part of our supplier base. Each potential supplier will be notified of the terms and conditions of being one of our "Community Members" and how and when they will be able to begin uploading their inventory to our site. We will not go live with our site until we have engaged a minimum number of Community Members. We believe that some of the marketing tools that we will be using to attract "Community Members" are available at a nominal cost.

In addition to our proposed online "Community," we hope to utilize two fulfillment companies to help us fulfill our internet orders. One of our officers and directors personally knows the owners of two independent fulfillment companies, and they have verbally agreed to provide us with a net discount once a volume of orders is established. We envision that these companies will purchase, stock and finance all orders and a complete inventory product line that will be available to customers online. We believe that this will give us a very large product line with minimal capital outlay. We plan to generate revenues from the commissions of everything sold from our site.

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

We have cash of $24,843 as of September 30, 2004. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. Therefore, as of November 5, 2003, we have entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds have allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late 2004 or early 2005. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2005, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. If we fail to raise this amount by the end of 2004, we will focus our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                        Golf Two, Inc.,
                                        a Delaware corporation



November 15, 2004              By:      /s/ David Bennett
                                        -----------------------------------
                                        David Bennett
                                        principal executive, accounting and
                                        financial officer, president, treasurer,
                                        and a director