Form 10KSB
period 2004-12-31
GOLF TWO INC
filed 2005-04-07
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the fiscal year ended   December 31, 2004
                                    -----------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from             to
                                                -----------    -------------

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

                  1521 West Orangewood Avenue, Orange, California 92868
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  (714)350-7323
                                  -------------
                           (Issuer's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X)Yes   ( )No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State  issuer's  revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 7, 2005, approximately $65,009 based on 2,185,003 shares purchased at $.03 per share.

As of April 7, 2004, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         ( )  Yes           (X)   No

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.
---------------------------------

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

We anticipate that our retail stores will be approximately 5,000 square feet and will eventually include two virtual reality golf simulators, two computer swing analysis systems and a club fitting analysis system. We also plan to offer private label and brand name golf merchandise and related products for sale at each retail store. We propose to locate our first retail location in either Orange County or Riverside County, California. We have not yet determined the precise location of this store. However, we plan to lease such a site rather than purchase it. We hope to enter into negotiations for a potential retail location after raising enough funds to launch our operations and begin generating revenues. We believe we will need approximately $475,000 to open our first retail location. We believe our first retail location will require that we enter into a lease, obtain our initial inventory, hire and train staff, obtain furniture, fixtures and equipment, make any necessary leasehold improvements, hire staff, and obtain signage and advertising. Now that our common stock has been qualified for quotation on the Over the Counter Bulletin Board ("OTCBB"), we hope to raise $475,000, the amount needed to open our first retail location, within the next two to three years. In the meantime, we hope to begin to implement our alternative plan of operations using our proposed website and establishing cooperative relationships with local golf shops or golf pros to offer our proposed customized golf products and services. Those cooperative relationships include working with a fulfillment company that manages and fulfill all orders that will be placed through our website and smaller golf retail locations, such as mom and pop shops, which have limited resources for marketing expenditures. For those smaller golf stores, we will set up and integrate their entire inventory of products on our proposed website and offer those items for sale. Once an item is purchased by a customer it will be shipped by the smaller golf shop. We anticipate that a commission will be paid to us for those items sold by us and shipped by the smaller golf shop. We believe this relationship will give a web presence to those smaller golf shops and a much larger inventory to us.

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

We estimate that we will require approximately $475,000 to open our first retail location. Now that our common stock has been listed for quotation on the OTCBB, we hope to be able to raise this amount within the next two to three years. We do not expect to achieve that level of funding within the next twelve months, and therefore we do not anticipate being able to open a retail location during 2005. However, we hope to open our initial retail location once we have raised that amount. We may raise the necessary funds through equity financings or through loans from banks or other lending institutions. We may not be able to arrange for loans on favorable terms. Such additional capital may also be raised through public or private financing. We intend to explore raising that amount from a variety of sources, such as seeking investors from associates of our management, obtaining funds from our officers, obtaining a bank or Small Business Administration loan or raising funds from venture capital sources. There is no guaranty that we will be able to arrange for financing. If adequate funds do not become available to us, then we may never be able to open a retail store location. If we are not able to raise sufficient funds to open our own retail location, then we will continue operations from our proposed website and by establishing cooperative relationships with local golf shops or golf pros to offer our proposed customized golf products and services, such that we will not need our own retail facility, but will utilize the retail space of existing enterprises.

The estimated $475,000 will be used to enter into a premises lease, acquire inventory, fixtures and equipment, and obtain signage and conduct promotional advertising. We have estimated that a refurbished or remanufactured golf simulator will cost between $8,500 and $20,000, and that a new simulator would cost up to $40,000 to purchase. We may arrange to lease such equipment instead of purchasing it.

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

EMPLOYEES. As of December 31, 2004, we had two part-time employees, who are our officers. We do not currently anticipate that we will hire any employees in the next six months, unless we complete our business development. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our business development. We anticipate that we will engage golf teaching instructors and golf professionals as independent contractors, whom we plan to compensate by splitting the fees they generate at our facilities from customers they serve. We also plan to compensate these independent contractors by offering a commission on sales of merchandise to students. We believe our future success depends in large part upon the continued service of our senior management personnel and our ability to attract and retain highly qualified managerial personnel.

ITEM 2. DESCRIPTION OF PROPERTY.
--------------------------------

PROPERTY HELD BY US. As of the date specified in the following table, we held the following property:

============================ =================== ===============================
PROPERTY                      DECEMBER 31, 2004          DECEMBER 31, 2003
---------------------------- ------------------- -------------------------------
Cash                             $19,487                    $50,730
---------------------------- ------------------- -------------------------------
Property and Equipment, net         $0                         $0
============================ =================== ===============================

OUR FACILITIES. Our headquarters are located at 1521 West Orangewood Avenue, Orange, California 92868. David Bennett, our president, treasurer and one of our directors, currently provides office space to us at a value of $100 per month on a month-to-month basis, which is recorded as a contribution to capital. We do not have a written lease or sublease and Mr. Bennett does not expect to be paid or reimbursed for providing office facilities.

ITEM 3. LEGAL PROCEEDINGS.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not applicable.

                                     PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------

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

Market Information. Our common stock recently became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol "GTWO". As of April 7, 2005, there has been no trading.

Recent Sales of Unregistered Securities. We did not sell any equity securities during the period covered by this report that were not registered under the Securities Act.

DESCRIPTION OF CAPITAL STOCK. Our authorized capital stock consists of 50,000,000 shares of $.001 par value common stock, of which 7,418,336 were issued and outstanding as of December 31, 2004, and 5,000,000 shares of $.001 par value preferred stock, of which no such shares were issued and outstanding as of December 31, 2004. Holders of shares of our common stock are entitled to receive dividends when and as declared by our Board of Directors from funds legally available therefore. All the shares of our common stock have equal voting rights and, according to the opinion of our legal counsel, are nonassessable. Each shareholder of our common stock is entitled to share ratably in any assets available for distribution to holders our equity securities upon our liquidation. Holders of our common stock do not have preemption rights.

The approximate number of holders of record of shares of our common stock is thirty-six. There are no outstanding options or warrants to purchase securities convertible into, shares of our common stock. There are 1,727,649 shares that can be sold as of April 7, 2005, pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933.

DIVIDENDS. We have never paid a cash dividend on its common stock and do not anticipate the payment of a cash dividend in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay a cash dividend.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.
-----------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.
------------------------------------------

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate amounts to accrue for accounting and legal expenses. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31,
2003.

LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 2004, we have cash of $19,487 compared to cash of $50,730 at December 31, 2003. The decrease in cash was due to lack of revenues and payment of operating expenses, primarily professional fees (accounting and legal). We believe that our available cash is not sufficient to pay our day-to-day expenditures or complete the development of our website. One of our shareholders loaned us $50,000 in November 2003. On March 1, 2005, we entered into a promissory note with another shareholder for $24,909, which is payable in five years, and bears no interest. We will need to identify additional sources of funds to keep operating until we are able to begin generating revenue from our proposed operations. As of December 31, 2004, our total liabilities were $52,000, of which $2,000 represents accrued interest and $50,000 which was represented by a note payable to a related party, who is a stockholder. This is compared to total liabilities of $59,150 at December 31, 2003.

RESULTS OF OPERATIONS.

REVENUES. We realized no revenues from our inception on March 15, 2001 to December 31, 2004. We anticipate that we will generate revenues as we build our customer base and complete our website.

OPERATING EXPENSES. For the year ended December 31, 2004, our total expenses were $23,293, which was represented by $23,293 in general and administrative expenses. We also had $2,000 in interest expense. Therefore, for the year ended December 31, 2004, we experienced a net loss of $25,293. This is in comparison to the year ended December 31, 2003, where we had expenses of $29,828 from operations, which was represented solely by general and administrative expenses. We also had $58 in interest income and $300 in interest expense, making our net loss $30,070. Operating expenses for the year ended December 31, 2004 were slightly lower than for the same period ended December 31, 2003, because during that earlier period we were incurring expenses for legal and accounting costs to prepare and file our registration statement. For the period from inception on March 15, 2001 through December 31, 2004, we experienced a net loss from operations of $190,738, and we also had $300 in interest income and $2,800 in interest expense, so that our net loss since inception totaled $193,238.

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

In November 2003, we engaged Pacific Coast Consulting to develop our website, located at www.golftwo.com. The site is currently under construction. We anticipate that the total cost for developing our website will be approximately $17,500, and that our website will be completed by the second quarter of 2005. We hope to use our website to market our proposed selection of customized golf clubs which we hope to obtain from local independent golf retailers, such as golf pro shops located at golf courses.

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

As our website is being launched, we intend to take steps to acquire and operate from our first retail location, which we believe will require approximately $475,000 in funding to lease a site and prepare it for retail operations. We are continuing to locate additional funds sufficient to finance this proposed retail location, though we have not yet been able to do so to date. Once we have secured financing, we plan to enter into a lease for the premises we will use for our retail location. Once the lease has been secured, we will arrange to begin tenant improvements, begin vendor procurement for inventory, install fixtures and equipment, hire and train employees, and undertake other necessary efforts to begin operations. To date, we have identified two potential locations and have begun discussions with the owners of these properties, though we have not yet begun discussions regarding possible lease terms. We have also begun discussions with one of our officers and directors, who is an architect, who we believe will assist us with quantifying the costs of the tenant improvements that we would require, depending on which of the two proposed premises are leased. In addition, we have spoken with a tenant improvement specialist at Bickel Underwood Architect located in Newport Beach, California as to the scope of this type of project.

We have cash of $19,487 as of December 31, 2004. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. In late 2003, we entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until mid 2005. On March 1, 2005, we entered into a promissory note with a related party for $24,909, which is payable in five years, and bears no interest. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before late 2005, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next two to three years. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. Since we have not yet raised this amount, we are focusing our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

We are not currently conducting any research and development activities other than the development of our website and do not anticipate conducting such activities in the near future. Unless we raise funds to accommodate additional expenditures, we do not anticipate that we will purchase any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. We do not anticipate incurring expenses to hire a golf pro or instructor staff, at least initially, in that we hope to engage such individuals on a fee-splitting or commission basis. On March 1, 2005, we were loaned $24,909 by a shareholder in exchange for a promissory note. The principal is due and payable on March 1, 2010, and is non interest bearing.

OFF-BALANCE SHEET ARRANGEMENTS. There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.



ITEM 7. FINANCIAL STATEMENTS
----------------------------

The financial statements required by Item 7 are presented in the following order:

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors
Golf Two, Inc.
Newport Beach, California

We have audited the accompanying balance sheet of Golf Two, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 15, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Two, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from March 15, 2001 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Stonefield Josephson, Inc.

Santa Monica, California
February 17, 2005

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET - DECEMBER 31, 2004



                                     ASSETS

CURRENT ASSETS -
    cash and cash equivalents                                      $     19,487
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
    accrued interest                                               $      2,000
                                                                   -------------

Note payable, related party                                              50,000
                                                                   -------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                        -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                   7,418
    Additional paid-in capital                                          153,307
    Deficit accumulated during development stage                       (193,238)
                                                                   -------------

                                                                        (32,513)
                                                                   -------------

                                                                   $     19,487
                                                                   =============









The accompanying notes form an integral part of these financial statements.

                                          GOLF TWO, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS


                                                                                              FOR THE PERIOD
                                                FOR THE YEAR                                  FROM MARCH 15,
                                               ENDED DECEMBER 31,                            2001 (INCEPTION)
                                                    2004                  2003             TO DECEMBER 31, 2004
                                              ------------------    ------------------    -----------------------

NET REVENUE                                   $               -     $               -      $                   -

GENERAL AND ADMINISTRATIVE EXPENSES                      23,293                29,828                    190,738
                                              ------------------    ------------------    -----------------------

LOSS FROM OPERATIONS                                    (23,293)              (29,828)                  (190,738)

OTHER INCOME (EXPENSE):
     Interest income                                          -                    58                        300
     Interest expense                                    (2,000)                 (300)                    (2,800)
                                              ------------------    ------------------    -----------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (25,293)              (30,070)                  (193,238)

PROVISION FOR INCOME TAXES                                    -                     -                          -
                                              ------------------    ------------------    -----------------------

NET LOSS                                      $         (25,293)    $         (30,070)     $            (193,238)
                                              ==================    ==================    =======================

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE - BASIC AND DILUTIVE:

     Loss per common share                    $           (0.00)    $           (0.00)     $               (0.03)
                                              ==================    ==================    =======================

     Weighted average common shares
       outstanding - basic and dilutive               7,418,336             7,418,336                  6,083,514
                                              ==================    ==================    =======================



The accompanying notes form an integral part of these financial statements.

                                                        GOLF TWO, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                   DEFICIT
                                                                                                  ACCUMULATED
                                                                                 ADDITIONAL         DURING           TOTAL
                                                        COMMON STOCK              PAID-IN         DEVELOPMENT    STOCKHOLDERS'
                                                  SHARES           AMOUNT         CAPITAL           STAGE        EQUITY (DEFICIT)
                                               --------------  --------------- ---------------  ---------------  ---------------
Balance at March 15, 2001,                                 -   $            -   $           -   $            -    $           -
   date of incorporation

Issuance of Founders Shares for
   services at $0.001 per share
   (March 2001)                                    2,325,000            2,325               -                -            2,325

Capital contribution for office space                      -                -           1,500                -            1,500

Net loss                                                   -                -               -          (14,303)         (14,303)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2001                       2,325,000            2,325           1,500          (14,303)         (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                                 3,000,000            3,000          87,000                -           90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)               2,093,336            2,093          60,707                -           62,800

Capital contribution for office space
   and interest expense                                    -                -           1,400                -            1,400

Net loss                                                   -                -               -         (123,572)        (123,572)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2002                       7,418,336            7,418         150,607         (137,875)          20,150

Capital contribution for office space
   and interest expense                                    -                -           1,500                -            1,500

Net loss                                                   -                -               -          (30,070)         (30,070)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2003                       7,418,336            7,418         152,107         (167,945)          (8,420)

Capital contribution for office space                      -                -           1,200                -            1,200

Net loss                                                   -                -               -          (25,293)         (25,293)
                                               --------------  --------------- ---------------  ---------------  ---------------

Balance at December 31, 2004                       7,418,336   $        7,418   $     153,307   $     (193,238)   $     (32,513)
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

                                            GOLF TWO, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS


                                                                                                           FOR THE PERIOD
                                                                 FOR THE YEAR                              FROM MARCH 15,
                                                                ENDED DECEMBER,                           2001 (INCEPTION)
                                                                     2004                 2003          TO DECEMBER 31, 2004
                                                              -------------------- -------------------  ---------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                  $          (25,293)  $          (30,070)  $           (193,238)
                                                              -------------------- -------------------  ---------------------

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
         Non-cash issuance of common stock for services                        -                    -                 92,325
         Non-cash contribution to capital                                  1,200                1,500                  5,600

      INCREASE (DECREASE) IN LIABILITIES -
         accounts payable and accrued expenses                            (7,150)               2,150                  2,000
                                                              -------------------- -------------------  ---------------------

            Total adjustments                                             (5,950)               3,650                 99,925
                                                              -------------------- -------------------  ---------------------

             Net cash used for operating activities                      (31,243)             (26,420)               (93,313)
                                                              -------------------- -------------------  ---------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
    Proceeds from note payable-related party                                   -               50,000                 60,000
    Payments on note payable-related party                                     -                    -                (10,000)
    Proceeds from issuance of common stock                                     -                    -                 62,800
                                                              -------------------- -------------------  ---------------------

             Net cash provided by financing activities                         -               50,000                112,800
                                                              -------------------- -------------------  ---------------------

NET INCREASE (DECREASE) IN CASH                                          (31,243)              23,580                 19,487
CASH, beginning of year                                                   50,730               27,150                      -
                                                              -------------------- -------------------  ---------------------

CASH, END OF YEAR                                             $           19,487   $           50,730   $             19,487
                                                              ==================== ===================  =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Income taxes paid                                         $                -   $                -   $                  -
                                                              ==================== ===================  =====================
    Interest paid                                             $                -   $                -   $                  -
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

An officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended December 31, 2004 and 2003 and for the period from March 15, 2001 (inception) to December 31, 2004 amounted to $1,200, 1,200, and $5,300, respectively.

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

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the years ended December 31, 2004 and 2003 and for the period from March 15, 2001 (inception) to December 31, 2004, the Company recorded interest expense of $2,000, $300 and $2,300, respectively, related to this note.





The accompanying notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM MARCH 15, 2001
                        (INCEPTION) TO DECEMBER 31, 2004




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF BUSINESS:

                  Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California. As of December 31, 2004, the Company has not produced revenues since inception and will continue to report as a development stage company until significant revenues are produced.

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

                  Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to continue to raise additional financing through debt financing and equity financing or other means and interests that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Furthermore, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

                  The Company's expenses will significantly increase as it begins to implement its business plan and currently has no source of revenue. Management hopes that the Company's initial source of revenue will be sales from its proposed website. On November 5, 2003, the Company entered into a promissory note for $50,000 with one of its shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly, in order to engage a web developer. However, management estimates that its proposed website will not be operational until the second quarter of 2005 at the earliest. Management's plans to establish a operational website have been hindered by its inability to raise the necessary funds. Management hopes that, once operational, the website will become a source of revenue to the Company.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM MARCH 15, 2001
                        (INCEPTION) TO DECEMBER 31, 2004





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         BASIS OF PRESENTATION, CONTINUED:

                  Subsequently, the Company plans to locate and begin developing its first brick and mortar retail location, which management anticipates will not occur before the fourth quarter of 2005 at the earliest. Management's plans to establish a brick and mortar retail location have been hindered by its inability to raise the necessary funding. To begin that step, management recognizes that the Company's funding needs will be significantly greater and it will require additional sources of funding since the Company is not yet able to generate revenues from operations. Because the Company does not currently have the funds it believes are needed to open its first retail location, and because revenues that may be generated from operation of the Company's proposed website are likely not to be sufficient, the Company hopes to raise an additional $475,000, the amount management estimates it needs need to open its first retail location. Management projects that such financing will need to be raised through borrowings and equity financing. Management hopes to begin raising this amount during the second quarter of 2005. If the Company fails to raise this amount by the end of 2005, management will focus the Company's efforts on its proposed internet operations and website. If the Company is unable to raise the necessary funds to finance its proposed internet operations and website, the Company will likely reevaluate its business plan.

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

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM MARCH 15, 2001
                        (INCEPTION) TO DECEMBER 31, 2004






(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         COMPREHENSIVE INCOME:

                  For the years ended December 31, 2004 and 2003, and period from March 15, 2001 (inception) to December 31, 2004, Comprehensive Income consists only of net income (loss) and, therefore, a Statement of Other Comprehensive Income has not been included in the financial statements.

         BASIC AND DILUTED INCOME (LOSS) PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income
                  (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2004, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM MARCH 15, 2001
                        (INCEPTION) TO DECEMBER 31, 2004




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         STOCK-BASED COMPENSATION:

                  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, because the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided. As of December 31, 2004, there were no outstanding stock options.

         ADVERTISING COSTS:

                  Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2004 and 2003 and period from March 15, 2001 (inception) to December 31, 2004.

         RECENT ACCOUNTING PRONOUNCEMENTS:

                  In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM MARCH 15, 2001
                        (INCEPTION) TO DECEMBER 31, 2004




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM MARCH 15, 2001
                        (INCEPTION) TO DECEMBER 31, 2004



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.


(2)      STOCKHOLDERS' EQUITY:

         PREFERRED STOCK
         ---------------

         The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 3004, none of the shares were issued or outstanding.

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


(3)      RELATED PARTY TRANSACTIONS:

         OFFICE SPACE

         A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended December, 2004 and 2003 amounted to $1,200 and $1,200, respectively, and for the period from March 15, 2001 (inception) to December 31, 2004 amounted to $5,300.

         NOTE PAYABLE

         On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. Total interest expense for the years ended December 31, 2004 and 2003 amounted to $2,000 and $300, respectively, and for the period from March 15, 2001 (inception) to December 31, 2004 amounted to $2,300.


(4)      PROVISION FOR INCOME TAXES:

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

         As of December 31, 2004, the Company had a net federal operating loss carryforward of $193,238, expiring in 2024. During the year ended December 31, 2004, the valuation allowance increased by $25,293. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

         A summary is as follows:

              Net operating loss carryforward              $         193,238
              Effective tax rate                                         34%
                                                           -----------------

              Deferred tax asset                                      65,701
              Valuation allowance                                    (65,701)
                                                           -----------------

              Net deferred tax asset                       $               -
                                                           =================


(5)      SUBSEQUENT EVENT:

         On March 1, 2005, the Company was issued a note in the amount of $24,909 by an unrelated party, with principal due in five years and is non-interest bearing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.
--------------------------------

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

ITEM 8B. OTHER INFORMATION.
---------------------------

None during the reporting period. However, on March 1, 2005, we entered into a promissory note with a shareholder, Bob Deluna, for $24,909, which is payable in five years, and bears no interest.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE.
-------------------------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS. Our officers and directors are specified on the table below:

=================== =============== ==========================================
Name                     Age        Position
------------------- --------------- ------------------------------------------
David Bennett             39        President, Treasurer, Director
------------------- --------------- ------------------------------------------
Daniel Bernstein          44        Secretary, Director
=================== =============== ==========================================

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

AUDIT COMMITTEE AND FINANCIAL EXPERT. Because our Board of Directors currently consists of only two members and we do not have the resources to expand our management at this time, we do not have an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)2.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2004, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

SUMMARY COMPENSATION TABLE. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending December 31, 2003 and 2004. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================== ======= =================================== ========================================== =================
                                  ANNUAL COMPENSATION                        LONG TERM COMPENSATION
------------------- ------- ----------------------------------- ------------------------------------------ -----------------
     NAME AND        YEAR   SALARY   BONUS      OTHER ANNUAL               AWARDS               PAYOUTS       ALL OTHER
PRINCIPAL POSITION            ($)      ($)    COMPENSATION ($)                                               COMPENSATION
------------------- ------- -------- -------- ----------------- ------------------------------ ----------- -----------------
                                                                RESTRICTED      SECURITIES     LTIP
                                                                   STOCK        UNDERLYING     PAYOUTS
                                                                AWARDS ($)   OPTIONS/SARS (#)     ($)
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
David Bennett,      2004     None     None          None           None            None           None           None
president,
treasurer
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
                    2003     None     None          None           None            None           None       $90,000 (1)

------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
Daniel Bernstein,    2004    None     None          None           None            None           None           None
secretary
------------------- ------- -------- -------- ----------------- ------------ ----------------- ----------- -----------------
                     2003    None     None          None           None            None           None           None
=================== ======= ======== ======== ================= ============ ================= =========== =================
(1)Represents stock issued for services.

COMPENSATION OF DIRECTORS. Our current directors are also our employees and receive no extra compensation for their service on our board of directors.

COMPENSATION OF OFFICERS. As of April 7, 2005, our officers have received no compensation for their services provided to us, other than stock issued for services as indicated in the table above.

EMPLOYMENT CONTRACTS. We anticipate that we will enter into an employment agreement with David Bennett, although we do not currently know the terms of that employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 7, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The percentages in the table assume that the selling security holders will not sell any of their shares which are being registered in this registration statement.

================ ========================================= =================================== ===============================
TITLE OF CLASS   NAME AND ADDRESS  OF BENEFICIAL OWNER      AMOUNT AND NATURE OF BENEFICIAL           PERCENT OF CLASS
                                                                        OWNER(1)
---------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock     David Bennett                                                                             42.7%
                 1521 West Orangewood
                 Avenue                                           3,166,667 shares (1)
                 Orange, CA 92868                            president, treasurer, director
---------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock     Daniel Bernstein                                                                          27.4%
                 1521 West Orangewood
                 Avenue                                             2,033,333 shares
                 Orange, CA 92868                                 secretary, director
---------------- ----------------------------------------- ----------------------------------- -------------------------------
Common Stock     All directors and named executive                                                         70.1%
                 officers as a group                                5,200,000 shares
================ ========================================= =================================== ===============================
(1) Michelle Bennett, who is the spouse of David Bennett, our president, treasurer and director, owns 166,667 shares of our common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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

In November 2003, we entered into a promissory note for $50,000 with Ms. Gehlke, payable by November 5, 2008, at the rate of 4% per year calculated yearly.

On March 1, 2005, we entered into a promissory note with a shareholder, Bob Deluna, for $24,909, which is payable in five years, and bears no interest.

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

ITEM 13. EXHIBITS
------------------

3.1  Articles of Amendment to Articles of Incorporation (1)
3.2  Articles of Incorporation (2)
3.2  Bylaws (2)
31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer


(1) Filed as Exhibit 3.1 to our Form 10-QSB, as amended, filed with the Securities and Exchange Commission on October 23, 2001, and incorporated herein by reference.

(2) Filed as Exhibit 2.1 and 2.3 to our Form 10-SB, as amended, filed with the Securities and Exchange Commission on January 19, 2000, and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
------------------------------------------------

AUDIT FEES. The aggregate fees billed in each of the years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $10,000 and $6,000, respectively.

AUDIT-RELATED FEES. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2004 and 2003.

TAX FEES. For the years ended December 31, 2004 and 2003, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES. None.

PRE-APPROVAL POLICIES AND PROCEDURES. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in Orange, California, on April 7, 2004.



                                  Golf Two, Inc.
                                  a Delaware corporation


                                  By:      /s/ David Bennett
                                           ------------------------------------
                                           David Bennett
                                  Its:     principal executive officer
                                           president and a director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ David Bennett                                      April 7, 2004
         --------------------------------------------
         David Bennett
Its:     principal executive officer, principal financial officer
         president, treasurer and a director



By:      /s/ Daniel Bernstein                                   April 7, 2004
         --------------------------------------------
         Daniel Bernstein
Its:     secretary and a director