Form 10QSB
period 2005-03-31
GOLF TWO INC
filed 2005-05-20
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB






[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                   to
                                  -------------------  -----------------------

Commission File Number: 000-50283

                                 Golf Two, Inc.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                             04-3625550
--------                                                             ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                  1521 West Orangewood Avenue, Orange, California 92868
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                  (714)350-7323
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2005, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET - MARCH 31, 2005
                                   (UNAUDITED)



                                     ASSETS

Current assets -
    cash and cash equivalents                                      $     34,613
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                          $      6,247
                                                                   ------------


Notes Payable, Shareholders                                              74,909
                                                                   ------------


Stockholders' deficit:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                        -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                   7,418
    Additional paid-in capital                                          153,607
    Deficit accumulated during development stage                        207,568
                                                                   ------------


                                                                        (46,543)
                                                                   ------------


                                                                   $     34,613
                                                                   ============

                                 GOLF TWO, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           FOR THE THREE MONTHS                      FOR THE PERIOD
                                                               ENDED MARCH 31,                       FROM MARCH 15,
                                             -------------------------------------------------       2001 (INCEPTION)
                                                     2005                       2004                TO MARCH 31, 2005
                                             ----------------------    -----------------------    ---------------------
Net revenue                                  $                   -     $                    -     $                  -

General and administrative expenses                         13,830                      9,112                  204,568
                                             ----------------------    -----------------------    ---------------------

Loss from operations                                       (12,718)                    (9,112)                (204,568)

Other income (expense):
      Interest income                                            -                          -                      300
      Interest expense                                        (500)                      (500)                  (3,300)
                                             ----------------------    -----------------------    ---------------------

Loss before provision for income taxes                     (14,330)                    (9,612)                (207,568)

Provision for income taxes                                       -                          -                        -
                                             ----------------------    -----------------------    ---------------------

Net loss                                     $             (14,330)    $               (9,612)    $           (207,568)
                                             ======================    =======================    =====================


Net loss available to common stockholders per common share - basic and dilutive:

      Loss per common share                  $               (0.00)    $                    -     $              (0.03)
                                             ======================    =======================    =====================

      Weighted average common shares
        outstanding - basic and dilutive                 7,418,336                  7,418,336                6,164,851
                                             ======================    =======================    ======================

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                  DEFICIT
                                                      COMMON STOCK              ADDITIONAL      ACCUMULATED
                                               ----------------------------      PAID-IN     DURING DEVELOPMENT TOTAL STOCKHOLDERS'
                                                  SHARES          AMOUNT         CAPITAL           STAGE        EQUITY (DEFICIT)
                                               -------------- -------------  ---------------- ----------------  ---------------

Balance at March 15, 2001,                                 -  $          -   $             -  $             -  $           -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                    2,325,000         2,325                 -                -          2,325

Capital contribution for office space                      -             -             1,500                -          1,500

Net loss                                                   -             -                 -          (14,303)       (14,303)
                                               -------------- -------------  ---------------- ---------------- --------------

Balance at December 31, 2001                       2,325,000         2,325             1,500          (14,303)       (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                                 3,000,000         3,000            87,000                -         90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)               2,093,336         2,093            60,707                -         62,800

Capital contribution for office space
   and interest expense                                    -             -             1,400                -          1,400

Net loss                                                   -             -                 -         (123,572)      (123,572)
                                               -------------- -------------  ---------------- ---------------- --------------

Balance at December 31, 2002                       7,418,336         7,418           150,607         (137,875)        20,150

Capital contribution for office space and
interest expense                                           -             -             1,500                -          1,500

Net loss                                                   -             -                 -          (30,070)       (30,070)
                                               -------------- -------------  ---------------- ---------------- --------------

Balance at December 31, 2003                       7,418,336         7,418           152,107         (167,945)        (8,420)

Capital contribution for office space                      -             -             1,200                -          1,200

Net loss                                                   -             -                 -          (25,293)       (25,293)
                                               -------------- -------------  ---------------- ---------------- --------------

Balance at December 31, 2004                       7,418,336         7,418           153,307         (193,238)       (32,513)

Capital contribution for office space (unaudited)          -             -               300                -            300

Net loss (unaudited)                                       -             -                 -          (14,330)       (14,330)
                                               -------------- -------------  ---------------- ---------------- --------------

Balance at March 31, 2005 (unaudited)              7,418,336  $      7,418   $       153,607  $      (207,568) $     (46,543)
                                               ============== =============  ================ ================ ==============

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the three months                 For the period
                                                                             ended March 31,                    from March 15,
                                                           ---------------------------------------------     2001 (inception)
                                                                  2005                      2004              to March 31, 2005
                                                           ----------------------  ---------------------   ----------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                $            (14,330)  $             (9,612)   $            (207,568)
                                                           ----------------------  ---------------------   ----------------------

    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
         Non-cash issuance of common stock for services                        -                      -                   92,325
         Non-cash contribution to capital                                    300                    800                    5,900

      Increase (decrease) in liabilities -
         accounts payable and accrued expenses                             4,247                  3,790                    6,247
                                                           ----------------------  ---------------------   ----------------------

            Total adjustments                                              4,547                   4,590                  104,472
                                                           ----------------------  ---------------------   ----------------------

             Net cash used for operating activities                       (9,783)                (5,022)                (103,096)
                                                           ----------------------  ---------------------   ----------------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable shareholders                              24,909                      -                   84,909
    Payments on note payable shareholders                                      -                      -                  (10,000)
    Proceeds from issuance of common stock                                     -                      -                   62,800
                                                           ----------------------  ---------------------   ----------------------

             Net cash provided by financing activities                    24,909                      -                  137,709
                                                           ----------------------  ---------------------   ----------------------

Net increase (decrease) in cash                                           15,126                 (5,022)                  34,613
Cash, beginning of period                                                 19,487                 50,730                        -
                                                           ----------------------  ---------------------   ----------------------

Cash, end of period                                        $              34,613   $             45,708    $              34,613
                                                           ======================  =====================   ======================

Supplemental disclosure of cash flow information:
    Income taxes paid                                      $                 800   $                800    $               4,000
                                                           ======================  =====================   ======================
    Interest paid                                          $                   -   $                  -    $                   -
                                                           ======================  =====================   ======================

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Supplemental disclosure of non-cash financing activities:

In April 2001, the Company entered into a $10,000 non-interest bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded $800 of interest expense on this note at 8% per annum as a contribution to capital for the period from March 15, 2001 (inception) to December 31, 2002.

An officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2005 and 2004 and for the period from March 15, 2001 (inception) to March 31, 2005 amounted to $300, $300, and $5,900, respectively (unaudited).

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

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the three months ended March 31, 2005 and 2004 and for the period from March 15, 2001 (inception) to March 31, 2005, the Company recorded interest expense of $500, $500 and $2,800, respectively, related to this note (unaudited).

On March 1, 2005, the Company was loaned $24,909 by a stockholder in exchange for a promissory note which was non-interest bearing. Interest was not imputed as the amount would be immaterial to the financial position at March 31, 2005 and results of operations over the 5 years of accretion.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

               THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE
            PERIOD FROM MARCH 15, 2001 (INCEPTION) TO MARCH 31, 2005

(1)      Summary of Significant Accounting Policies:

NATURE OF BUSINESS:

Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California. As of March 31, 2005, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited financial statements for the three months ended March 31, 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on April 7, 2005 for the year ended December 31, 2004.

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

(2)      STOCKHOLDERS' DEFICIT:

Preferred Stock
---------------

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2005, none of the shares were issued or outstanding (unaudited).

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

Common Stock
------------

In February 2002, 3,000,000 shares of common stock were issued at $0.03 per share in exchange for prior services rendered for a total of $90,000, which represented its fair market value on the date of issuance.

In April 2002, the Company performed a private placement and issued 2,093,366 shares of its common stock at $0.03 per share for an aggregate total of $62,000.


(3)      RELATED PARTY TRANSACTIONS:

Office Space
------------

A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2005 and 2004 amounted to $300 and $300, respectively, and for the period from March 15, 2001 (inception) to March 31, 2005 amounted to $5,900 (unaudited).

Notes Payable, Shareholders
---------------------------

On November 5, 2003, the Company was loaned $50,000 by a shareholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. Total interest expense for the three months ended March 31, 2005 and 2004 amounted to $500 and $0, respectively, and for the period from March 15, 2001 (inception) to March 31, 2005 amounted to $2,800 (unaudited).

(4)      NOTE PAYABLE:

On March 1, 2005, the Company was issued a note in the amount of $24,909 by a shareholder, with principal due in five years and is non-interest bearing. Interest was not imputed as the amount would be immaterial to the financial position at March 31, 2005 and results of operations over the 5 years of accretion.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended March 31, 2005.

We incorporated in Delaware on March 15, 2001. We are a development stage company and we plan to market and sell our goods and services by means of our proposed website, www.golftwo.com. In November, we engaged Pacific Coast Consulting to develop our website. We anticipate that the cost for developing our website will be approximately $17,500, and that our website will be completed by the third quarter of 2005. We have not taken any other steps to implement our business plan except for engaging this website consultant and obtaining $74,909 in loans from shareholders as described herein.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $34,613 as of March 31, 2005. Our total assets were also $34,613 as of March 31, 2005. Our current liabilities were $6,247 as of March 31, 2005, consisting only of accounts payable. We also had $74,909 in notes payable to stockholders as follows: on March 1, 2005, we entered into a promissory note for $24,909, which is payable in five years, and bears no interest; in late 2003, we borrowed $50,000 from a different stockholder, as previously disclosed. We believe our cash is sufficient to pay our day to day expenses for the next twelve months.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 to March 31, 2005.

OPERATING EXPENSES. For the three months ended March 31, 2005, our operating expenses were $13,830, which was represented by solely by general and administrative expenses. We also had $500 in interest expense. Therefore, for the three months ended March 31, 2005, we experienced a net loss of $14,330. This is in comparison to the three months ended March 31, 2004, where we had operating expenses of $9,112, also represented solely by general and administrative expenses. Our operating expenses were lower for the period ending in 2005 because during the same period ending in 2004 we were preparing our application for eligibility for quotation on the Over the Counter Bulletin Board. For the three months ended March 31, 2004, we also had $500 in interest expense, making our net loss $9,612.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. To effectuate our business plan during the next twelve months, we plan to begin marketing our products and services by means of our proposed website and develop our brand image. We have been focused on developing our brand name and have reserved the domain name www.golftwo.com, though our website is not yet operational. Our operations to date have been focused on engaging a website contractor, which we were able to do by borrowing funds from one of our shareholders, and locating sources of additional funding needed to further implement our business plan. We have not taken any other steps to implement our business plan to date. Our next step will be to attempt to establish strategic relationships with providers of golf products. In the next twelve months, we hope to accomplish the steps listed below to implement our business plan:

     o Complete development of our website to promote our brand name and services and take product orders;
     o Begin advertising by means of direct mail, flyers and magazine inserts to develop brand name recognition;
     o Engage golf pro / instructor staff;
     o Explore possibl suitable retail locations for our initial store; and
     o Explore debt financing options

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

We have cash of $34,613 as of March 31, 2005. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe that our expenses will significantly increase as we begin to implement our business plan. In late 2003, we entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late mid 2005. On March 1, 2005, we entered into a promissory note with a stockholder for $24,909, which is payable in five years and is non interest bearing; Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2006, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. Since we have not yet raised this amount, we are focusing our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, as a result of these reviews, our independent registered accountants reported to our Audit Committee adjustments with regard to the interim financial statements prepared for the periods ending March 31, 2005 that needed to be made. Management acknowledged that this recommended adjustment to the interim financial statements reflects a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). This material weakness issue has been discussed in detail among management, our Audit Committee, and our independent registered public accountants. These adjustments in themselves may not be material, however, the independent registered accountants have discovered adjustments each period, which were not in the individual a material weakness, but all taken together, and the fact that this situation has not been corrected, indicates a material weakness. The Company will continue to evaluate its internal controls and procedures to identify any required improvements.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Golf Two, Inc.,
                                       a Delaware corporation



May 19, 2005                   By:      /s/ David Bennett
                                       -----------------------------------
                                       David Bennett
                                       principal executive, accounting and
                                       financial officer, president, treasurer,
                                       and a director