Form 10QSB
period 2005-06-30
GOLF TWO INC
filed 2005-08-15
CIK 1171155

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                            -------------    --------------

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2005, there were 7,418,336 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                                    GOLF TWO, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET - JUNE 30, 2005
                                      (UNAUDITED)



                                        ASSETS

Current assets -
    cash and cash equivalents                                        $   23,115
                                                                     ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
    accounts payable and accrued expenses                            $   3,000
                                                                     -----------

Notes Payable, Stockholders (Note 3)                                     74,909
                                                                     -----------

Stockholders' deficit:
    Preferred stock, $0.001 par value, 5,000,000 shares authorized;
       no shares issued or outstanding                                        -
    Common stock, $0.001 par value, 50,000,000 shares authorized;
       7,418,336 issued and outstanding                                   7,418
    Additional paid-in capital                                          153,907
    Deficit accumulated during development stage                       (216,119)
                                                                     -----------

                                                                        (54,794)
                                                                     -----------

                                                                     $   23,115
                                                                     ===========


The accompany ing notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  FOR THE THREE MONTHS             FOR THE SIX MONTHS           FOR THE PERIOD
                                                      ENDED JUNE 30,                 ENDED JUNE 30,             FROM MARCH 15,
                                             ------------------------------  -----------------------------     2001 (INCEPTION)
                                                  2005           2004             2005            2004         TO JUNE 30, 2005
                                             --------------  --------------  --------------   ------------     ------------------
Net revenue                                  $           -   $           -   $           -    $         -      $               -

General and administrative expenses                  7,551           6,806          21,881         15,918                212,619
                                             --------------  --------------  --------------   ------------    ------------------

Loss from operations                                (7,551)         (6,806)        (21,881)       (15,918)              (212,619)

Other income (expense):
     Interest income                                     -               -               -              -                    300
     Interest expense                                 (500)           (500)         (1,000)        (1,000)                (3,800)
                                             --------------  --------------  --------------   ------------    ------------------

Loss before provision for income taxes              (8,051)         (7,306)        (22,881)       (16,918)             (216,119)

Provision for income taxes                               -               -               -              -                     -
                                             --------------  --------------  --------------   -----------     -------------------

Net loss                                     $      (8,051)  $      (7,306)  $     (22,881)   $   (16,918)     $        (216,119)
                                             ==============  ==============  ==============   ============    ==================

Net loss available to common stockholders per common share - basic and dilutive:

     Loss per common share                   $           -   $           -   $           -    $         -      $           (0.03)
                                             ==============  ==============  ==============   ============    ==================

     Weighted average common shares
       outstanding - basic and dilutive          7,418,336       7,418,336       7,418,336      7,418,336              6,237,598
                                             ==============  ==============  ==============  ============     ==================






The accompany ing notes form an integral part of these financial statements.

                                              GOLF TWO, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                     ADDITIONAL      DURING         TOTAL
                                                                 COMMON STOCK          PAID-IN     DEVELOPMENT     STOCKHOLDERS'
                                                             SHARES       AMOUNT       CAPITAL        STAGE       EQUITY (DEFICIT)
                                                           ------------ ------------ ------------  ------------  -----------------
Balance at March 15, 2001,                                           -  $          - $          -  $          -   $             -
   date of incorporation

Issuance of Founders Shares for
   services at $0.01 per share
   (March 2001)                                               2,325,000        2,325            -             -             2,325

Capital contribution for office space                                 -            -        1,500             -             1,500

Net loss for the year ended December 31, 2001                         -            -            -       (14,303)          (14,303)
                                                           ------------ ------------ ------------  ------------  ----------------

Balance at December 31, 2001                                  2,325,000        2,325        1,500       (14,303)          (10,478)

Issuance of common stock for
   services at $0.03 per share
   (February 2002)                                            3,000,000        3,000       87,000             -            90,000

Issuance of common stock for cash
    at $0.03 per share  (April 2002)                          2,093,336        2,093       60,707             -            62,800

Capital contribution for office space
   and interest expense                                               -            -        1,400             -             1,400

Net loss for the year ended December 31, 2002                         -            -            -      (123,572)         (123,572)
                                                           ------------ ------------ ------------  ------------  ----------------

Balance at December 31, 2002                                  7,418,336        7,418      150,607      (137,875)           20,150

Capital contribution for office space and interest expense            -            -        1,500             -             1,500

Net loss for the year ended December 31, 2003                         -            -            -       (30,070)          (30,070)
                                                           ------------ ------------ ------------  ------------   ---------------

Balance at December 31, 2003                                  7,418,336        7,418      152,107      (167,945)           (8,420)

Capital contribution for office space                                 -            -        1,200             -             1,200

Net loss for the year ended December 31, 2004                         -            -            -       (25,293)          (25,293)
                                                           ------------ ------------ ------------  ------------  ----------------

Balance at December 31, 2004 (unaudited)                      7,418,336        7,418      153,307      (193,238)          (32,513)

Capital contribution for office space (unaudited)                     -            -          600             -               600

Net loss for the six months ended June 30, 2005 (unaudited)           -            -            -       (22,881)          (22,881)
                                                           ------------ ------------ ------------  ------------  ----------------

Balance at June 30, 2005 (unaudited)                          7,418,336 $      7,418 $    153,907  $   (216,119)  $       (54,794)
                                                           ============ ============ ============  ============  ================




The accompany ing notes form an integral part of these financial statements.

                      GOLF TWO, INC.
               (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CASH FLOWS
                        (UNAUDITED)

                                                                                                        FOR THE PERIOD
                                                            FOR THE SIX MONTHS                          FROM MARCH 15,
                                                              ENDED JUNE 30,                           2001 (INCEPTION)
                                                                   2005                2004            TO JUNE 30, 2005
                                                            ------------------- -------------------  --------------------
CaSH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
   Net loss                                                 $          (22,881) $          (16,918)   $         (216,119)
                                                            ------------------- -------------------  --------------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
       Non-cash issuance of common stock for services                        -                   -                92,325
       Non-cash contribution to capital                                    600               1,600                 6,200

     INCREASE (DECREASE) IN LIABILITIES -
       accounts payable and accrued expenses                             1,000              (4,450)                3,000
                                                            ------------------- -------------------  --------------------

          Total adjustments                                              1,600              (2,850)              101,525
                                                            ------------------- -------------------  --------------------

           Net cash used for operating activities                      (21,281)            (19,768)             (114,594)
                                                            ------------------- -------------------  --------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from notes payable, stockholders                            24,909                   -                84,909
   Payments on note payable, stockholder                                     -                   -               (10,000)
   Proceeds from issuance of common stock                                    -                   -                62,800
                                                            ------------------- -------------------  --------------------

           Net cash provided by financing activities                    24,909                   -               137,709
                                                            ------------------- -------------------  --------------------

NET INCREASE (decrease) in cash                                          3,628             (19,768)               23,115
CASH, beginning of period                                               19,487              50,730                     -
                                                            ------------------- -------------------  --------------------

CASH, END OF PERIOD                                         $           23,115  $           30,962    $           23,115
                                                            =================== ===================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                        $              800  $              800    $            4,000
                                                            =================== ===================  ====================
   Interest paid                                            $                -  $                -    $                -
                                                            =================== ===================  ====================




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

An officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the six and three months ended June 30, 2005 and 2004 and for the period from March 15, 2001 (inception) to June 30, 2005 amounted to $600, $300, and $6,200, respectively (unaudited).

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

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the six months and three ended June 30, 2005 and 2004 and for the period from March 15, 2001 (inception) to June 30, 2005, the Company recorded interest expense of $1,000, $500 and $3,200, respectively, related to this note (unaudited).

On March 1, 2005, the Company was issued a note in the amount of $24,909 by an unrelated party, with principal due in five years and is non-interest bearing(unaudited).

The accompany ing notes form an integral part of these financial statements.

                                 GOLF TWO, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

            THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE
             PERIOD FROM MARCH 15, 2001 (INCEPTION) TO JUNE 30, 2005

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS:

Golf Two, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. The Company plans to operate retail golf stores that will feature indoor golf instruction and sell custom golf clubs throughout California. As of June 30, 2005, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited financial statements for the Six months ended June 30, 2005 include all adjustments (consisting of only normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements included in the 10-KSB, as filed with the Securities and Exchange Commission on April 7, 2005 for the year ended December 31, 2004.

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

The Company's expenses will significantly increase as it begins to implement its business plan and currently has no source of revenue. Management hopes that the Company's initial source of revenue will be sales from its proposed website. On November 5, 2003, the Company entered into a promissory note for $50,000 with one of its shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly, in order to engage a web developer. However, management estimates that its proposed website will not be operational until the third quarter of 2005 at the earliest. Management's plans to establish an operational website have been hindered by its inability to raise the necessary funds. Management hopes that, once operational, the website will become a source of revenue to the Company.


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


(2)      STOCKHOLDERS' DEFICIT:

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2005, none of the shares were issued or outstanding (unaudited).

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


(3)      Related Party Transactions:

Office Space

A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the six and three months ended June 30, 2005 and 2004 amounted to $600 and $300, respectively, and for the period from March 15, 2001 (inception) to June 30, 2005 amounted to $6,200 (unaudited).

(3)      Notes Payable, Stockholders:

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. Total interest expense for the six and three months ended June 30, 2005 and 2004 amounted to $1,000 and $500, respectively, and for the period from March 15, 2001 (inception) to June 30, 2005 amounted to $3,200 (unaudited).

On March 1, 2005, the Company was loaned $24,909 by a stockholder in exchange for a promissory note. The principal is due and payable in five years and is non-interest bearing (unaudited).

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Quarterly Report on Form 10-QSB for the three months ended June 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES. We have cash of $23,115 as of June 30, 2005. Our total assets were also $23,115 as of June 30, 2005. Our current liabilities were $3,000 as of June 30, 2005, consisting only of accounts payable. We also had $74,909 in notes payable to shareholders: on March 1, 2005, we entered into a promissory note with a related party for $24,909, which is payable in five years, and bears no interest; in late 2003, we borrowed $50,000 from a different related party, as previously disclosed. We believe our cash is sufficient to pay our day to day expenses for the next twelve months.

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.
-----------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. WE HAVE REALIZED NO REVENUES FROM OUR INCEPTION ON MARCH 15, 2001 TO JUNE 30, 2005.

OPERATING EXPENSES. For the six months ended June 30, 2005, our operating expenses were $21,881, which was represented by solely by general and administrative expenses. We also had $1,000 in interest expense. Therefore, for the six months ended June 30, 2005, we experienced a net loss of $22,881. This is in comparison to the six months ended June 30, 2004, where we had operating expenses of $15,918, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 because legal and accounting fees increased substantially due to changes costs of complying with reporting requirements. For the six months ended June 30, 2004, we also had $1,000 in interest expense, making our net loss $16,918.

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

RESULTS OF OPERATIONS.

REVENUES. We have realized no revenues from our inception on March 15, 2001 to June 30, 2005.

OPERATING EXPENSES. For the six months ended June 30, 2005, our operating expenses were $21,881, which was represented by solely by general and administrative expenses. We also had $1,000 in interest expense. Therefore, for the six months ended June 30, 2005, we experienced a net loss of $22,881. This is in comparison to the six months ended June 30, 2004, where we had operating expenses of $15,918, also represented solely by general and administrative expenses. Our operating expenses were higher for the period ending in 2005 because legal and accounting fees increased substantially due to changes costs of complying with reporting requirements. For the six months ended June 30, 2004, we also had $1,000 in interest expense, making our net loss $16,918.

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

We have cash of $23,115 as of June 30, 2005. We estimate that our monthly burn rate is approximately $3,700 per month at our current level of operations. Therefore, we believe we can continue operating for at least six months at our current level before additional funds are needed. In the opinion of management, available funds will not satisfy our working capital requirements through the next twelve months if we are to take additional steps to implement our business plan. We believe, however that we will have access to additional funds to continue operating, either through loans from our management, shareholders, or other sources. We also estimate that our expenses will significantly increase as we begin to implement our business plan. In late 2003, we entered into a promissory note for $50,000 with one of our shareholders, payable by November 5, 2008, at the rate of 4% per year calculated yearly. These funds allowed us to engage a web developer, as we have no other source of revenues. We estimate that our proposed website, our only potential source of revenue, will not be operational until late mid 2005. On March 1, 2005, we entered into a promissory note with a related party for $24,909, which is payable in five years and is non-interest bearing. Once we locate and begin developing our first brick and mortar retail location, which we anticipate will not occur before 2006, our funding needs will be significantly greater and we will require additional sources of funding since we are not yet able to generate revenues from operations. We do not currently have the funds we believe we need to open our first retail location, but hope to raise an additional $475,000, the amount we estimate we need to open our first retail location, within the next 12 to 18 months. We will need to raise this amount through borrowings and equity financing since we have no other source of revenue. Since we have not yet raised this amount, we are focusing our efforts on our internet operations and website. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's Chief Executive Officer/Principal Financial Officer concluded that, notwithstanding the material weakness discussed in the following paragraph, as of the evaluation date the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or were reasonably likely to materially affect the Company's internal control over financial reporting. However, as a result of these reviews, our independent registered accountants reported to our Audit Committee adjustments with regard to the interim financial statements prepared for the periods ending June 30, 2005 that needed to be made. Management acknowledged that this recommended adjustment to the interim financial statements reflects a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB"). This material weakness issue has been discussed in detail among management, our Audit Committee, and our independent registered public accountants. These adjustments in themselves may not be material, however, the independent registered accountants have discovered adjustments each period, which were not in the individual a material weakness, but all taken together, and the fact that this situation has not been corrected, indicates a material weakness. The Company will continue to evaluate its internal controls and procedures to identify any required improvements.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
------------------

         31. Rule 13a-14(a)/15d-14(a) Certifications.

         32. Section 1350 Certifications.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Golf Two, Inc.,
                                       a Delaware corporation



August 15, 2005                    By: /s/ David Bennett
                                       -----------------------------------
                                       David Bennett
                                       principal executive, accounting and
                                       financial officer, president, treasurer,
                                       and a director