Form 10QSB
period 2005-09-30
RADIANT LOGISTICS, INC
filed 2005-11-15
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number: 000-50283

RADIANT LOGISTICS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	04-3625550
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1604 Locust Street, 3rd Floor, Philadelphia, PA 19103
(Address of Principal Executive Offices)

(215) 545-2863
(Issuer’s Telephone Number, including Area Code)

Golf Two, Inc., 1521 West Orangewood Avenue, Orange, California 92868
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 28,236,907 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 10, 2005.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)

RADIANT LOGISTICS, INC.
(A Development Stage Entity- f/k/a/ Golf Two, Inc.)
Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets -
cash and cash equivalents	—	19,487
restricted cash (Note 2)	$9,340	—

	$9,340	$19,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities -
accounts payable and accrued expenses	$3,500	$2,000

Notes Payable, Stockholders (Note 3)	74,909	50,000

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized;
25,964,179 issued and outstanding	7,418	7,418
Additional paid-in capital	154,207	153,907
Deficit accumulated during development stage	(230,694)	(193,238)

	(69,069)	(32,513)

	$9,340	$19,487

The accompanying notes form an integral part of these financial statements.

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)
Statements of Operations
(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE PERIOD FROM MARCH 15, 2001 (INCEPTION) TO SEPTEMBER 30,
	2005	2004	2005	2004	2005

Net revenue	$—	$—	$—	$—	$—
General and administrative expenses	14,075	6,419	35,956	(22,337)	226,694

Loss from operations	(14,075)	(6,419)	(35,956)	(22,337)	(226,694)
Other income (expense):
Interest income	—	—	—	—	300
Interest expense	(500)	(500)	(1,500)	(1,500)	(4,300)

Loss before provision for income taxes	(14,575)	(6,919)	(37,456)	(23,837)	(230,694)
Provision for income taxes	—	—	—	—	—

Net loss	$(14,575)	$(6,919)	$(37,456)	$(23,837)	$(230,694)

Net loss per common share - basic and dilutive:
Loss per common share	$—	$—	$—	$—	$(0.01)

Weighted average common shares
outstanding - basic and dilutive	25,964,179	25,964,179	25,964,179	25,964,179	22,060,629

The accompanying notes form an integral part of these financial statements.

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)
Statement of Stockholders’ Equity

	COMMON STOCK		ADDITIONAL PAID-IN	DEFICIT ACCUMULATED DURING DEVELOPMENT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)
Balance at March 15, 2001,	—	$—	$—	$—	$—
date of incorporation
Issuance of Founders Shares for
services at $0.001 per share
(March 2001)
(Reflects 3.5:1 Stock Split; Note 4)	8,137,500	2,325	—	—	2,325
Capital contribution for office space	—	—	1,500	—	1,500
Net loss for the year ended December 31, 2001	—	—	—	(14,303)	(14,303)
Balance at December 31, 2001	8,137,500	2,325	1,500	(14,303)	(10,478)
Issuance of common stock for
services at $0.03 per share
(February 2002)	10,500,000	3,000	87,000	—	90,000
Issuance of common stock for cash
at $0.03 per share (April 2002)	7,326,679	2,093	60,707	—	62,800
Capital contribution for office space
and interest expense	—	—	1,400	—	1,400
Net loss for the year ended December 31, 2002	—	—	—	(123,572)	(123,572)
Balance at December 31, 2002	25,964,179	7,418	150,607	(137,875)	20,150
Capital contribution for office space and interest expense	—	—	1,500	—	1,500
Net loss for the year ended December 31, 2003	—	—	—	(30,070)	(30,070)
Balance at December 31, 2003	25,964,179	7,418	152,107	(167,945)	(8,420)
Capital contribution for office space	—	—	1,200	—	1,200
Net loss for the year ended December 31, 2004	—	—	—	(25,293)	(25,293)
Balance at December 31, 2004	25,964,179	7,418	153,307	(193,238)	(32,513)
Capital contribution for office space (unaudited)	—	—	900	—	900
Net loss for the nine months ended
September 30, 2005 (unaudited)	—	—	—	(37,456)	(37,456)
Balance at September 30, 2005 (unaudited)	25,964,179	$7,418	$154,207	$(230,694)	$(69,069)

The accompanying notes form an integral part of these financial statements.

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)
Statements of Cash Flows
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	2004	FOR THE PERIOD FROM MARCH 15, 2001 (INCEPTION) TO SEPTEMBER 30, 2005
Cash FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss	$(37,456)	$(23,837)	$(230,694)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash issuance of common stock for services	—	—	92,325
non-cash contribution to capital	900	2,400	6,500
CHANGE IN ASSETS AND LIABILITIES -
restricted cash	(9,340)		(9,340)
accounts payable and accrued expenses	1,500	(4,450)	3,500
Total adjustments	(6,940)	(2,050)	92,985
Net cash used for operating activities	(44,396)	(25,887)	(137,709)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from notes payable, stockholders	24,909	—	84,909
Payments on note payable, stockholder	—	—	(10,000)
Proceeds from issuance of common stock	—	—	62,800
Net cash provided by financing activities	24,909	—	137,709
NET INCREASE (decrease) in cash	(19,487)	(25,887)	—
CASH, beginning of period	19,487	50,730	—
CASH, END OF PERIOD	$—	$24,843	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$800	$800	$4,000
Interest paid	$—	$—	$—

The accompanying notes form an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATION AND BASIS OF PRESENTATION

Radiant Logistics, Inc., formerly known as Golf Two, Inc. (the "Company"), is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. Since inception, the Company planned to operate retail golf stores, however, in October 2005, in conjunction with a change in control transaction, the Company discontinued its former business model and intends to reposition itself as a non-asset based transportation and supply chain management company. As of September 30, 2005, the Company has not produced revenues since inception (unaudited) and will continue to report as a development stage company until significant revenues are produced.

The unaudited financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2005.

Development Stage Company Subject to Going Concern Qualification

The Company remains in the development stage with no source of revenues. The Company intends to reposition itself as a non-asset based transportation and supply chain management company and expects to continue to report as a development stage company until the Company completes it first acquisition of a logistics business. However, there can be no assurances as to when this may occur as the execution of the Company’s business plan is dependent upon its ability to raise the funding necessary to finance its proposed acquisition strategy. Until the Company completes its first acquisition it will generate no revenues and will incur losses to the extent of its costs of operation and overhead necessary to support its infrastructure as a public company.

Prior to the change in control transaction, the Company had been a development stage enterprise attempting to establish and operate retail golf stores. In conjunction with the change of control transaction, the Company discontinued its former business model, and intends to reposition itself as a global transportation and supply chain management company through the strategic acquisition of regional best-of-breed non-asset based transportation and logistics service providers.

Provided it can secure adequate funding in order to finance its growth objectives, the Company plans to achieve this objective by completing an initial platform acquisition and then expanding its geographic presence and service offerings through a combination of synergistic acquisitions and the organic expansion of its growing base of logistics operations.

Through assignment from a company controlled by its Chief Executive Officer, on October 20, 2005, the Company became a party to a letter of intent dated September 19, 2005, to acquire a non-asset based logistics and supply chain company. The letter of intent is further described under “Item 2 - Plan of Operation” below.

Management recognizes that the Company must raise significant funding in order to commence its acquisition and operating strategy. Management intends to accomplish this through a combination of debt and equity financing or other means that it deems necessary, with a view toward building a global logistics enterprise. However, no assurance can be given that the Company will be successful in raising additional capital. Even assuming the Company successfully raises additional equity, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company may not be able to meet its obligations and continue operations as a going concern.

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations.

Concentration

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

NOTE 2 - RESTRICTED CASH

In connection with the change in control transaction described under “Note 5 - Subsequent Events”, the Company closed its bank account and forwarded its remaining cash of $9,340 to the law firm coordinating the change in control transaction. These funds are being held for disbursements to be made in connection with future services and are reflected as restricted cash on the balance sheet. In October of 2005, $4,000 of the restricted cash was disbursed including $1,800 paid to a former officer of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Office Space

A stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three and nine months ended September 30, 2005 and 2004 amounted to $300 and $900, respectively, and for the period from March 15, 2001 (inception) to September 30, 2005 amounted to $6,500 (unaudited).

Notes Payable, Stockholders

On November 5, 2003, the Company borrowed $50,000 from a stockholder in exchange for a promissory note. The principal is due and payable on November 5, 2008 with interest payable on the unpaid balance at 4% per annum. Total interest expense for the three and nine months ended September 30, 2005 and 2004 amounted to $500 and $1,500, respectively, and for the period from March 15, 2001 (inception) to September 30, 2005 amounted to $3,700 (unaudited).

On March 1, 2005, the Company borrowed $24,909 from a stockholder in exchange for a promissory note. The principal is due and payable in five years and is non-interest bearing (unaudited).

NOTE 4 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2005, none of the shares were issued or outstanding (unaudited).

Common Stock

In March 2001, the Company issued 19,775,000 shares of its common stock in exchange for services to incorporate the Company. In February 2002, the Board of Directors declared that the Company had not received consideration for the issuance of 11,637,500 of the previously issued shares and canceled those shares leaving 8,137,500 shares outstanding totaling $2,325. The forgoing shares (before the 3.5:1 stock split) were valued at the par value of the Company's common stock, which represented the fair market value of such shares on the date of issuance. The Company has not recognized the issuance of the cancelled shares in the financial statements.

In February 2002, 10,500,000 shares of common stock were issued in exchange for prior services rendered for a total of $90,000, which represented the fair market value of such shares on the date of issuance.

In April 2002, the Company completed a private placement and issued 7,326,679 shares of its common stock for aggregate gross proceeds of $62,800.

In September 2005, the Company’s Board of Directors approved a 3.5 for 1 split of its issued and outstanding common stock which was effectuated through a dividend of 2.5 shares for each share of common stock outstanding as of the record date. The dividend was payable on October 21, 2005 to shareholders of record on October 20, 2005. The stock split has been reflected in the Company’s financial statements for all periods presented. The common stock will continue to have a par value of $0.001 per share. Fractional shares were rounded upward.

NOTE 5 - SUBSEQUENT EVENTS

On October 18, 2005, Bohn H. Crain and Stephen M. Cohen acquired 5,033,333 shares of the Company’s outstanding shares of common stock (constituting 67.9% of the Company’s outstanding shares) in privately negotiated purchases from the former officers and directors of the Company. Mr. Crain (through a control affiliate) acquired an aggregate of 3,775,000 shares from Mr. David Bennett and Mr. Daniel Bernstein for total consideration of $18,149. Mr. Cohen (through an affiliate) acquired 1,258,333 shares from Mr. Bernstein for total consideration of $6,050. Mr. Crain and Mr. Cohen used personal funds in order to purchase the shares from Mr. Bennett and Mr. Bernstein. The number of shares purchased do not give effect to the stock dividend paid on October 21, 2005 and discussed above.

In conjunction with the change in control transaction referred to above, on October 18, 2005 David Bennett and Daniel Bernstein resigned as the sole officers and directors of the Company and have been replaced by Bohn Crain, as the Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Cohen, as a Board member, General Counsel, Secretary and Treasurer.

During October 2005 and in conjunction with the change in control transaction, the stockholders to whom the Company owed $74,909 in notes and $3,500 in accrued interest agreed to cancel the notes and discharge all such indebtedness. These amounts will be reflected as contributions to capital in the Company’s fourth quarter results.

During October 2005, the Company completed a private placement of shares of its common stock, consisting of the sale of 2,272,728 shares of common stock at a purchase price of $.44 per share resulting in aggregate gross proceeds to the Company of $1,000,000. The funds will be used by the Company for working capital.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,”“will,”“expect,”“intend,”“project,”“estimate,”“anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to complete a pending acquisition on terms similar to those set forth in an existing letter of intent or otherwise, with the recognition that closing is subject to customary closing conditions, certain of which may be beyond our control; (ii) our ability to secure the necessary level of financing to complete the acquisition, whether on terms we believe are commercially reasonable, or otherwise; (iii) our assumption that the audited financial statements of the target company (that will be completed prior to closing) will not differ materially from the unaudited financial statements reviewed by us; (iv) our assumption that the post closing level of operations of the target company will be consistent with its level of historic operations; (v) our belief that the transaction will constitute a “platform acquisition” under our business strategy; and (vi) assuming we complete our initial acquisition, our ability to use this acquisition as a “platform” upon which we can build a profitable global transportation and supply chain management company, which itself relies upon securing significant additional funding, as to which we have no present assurances. Furthermore, the general business assumptions underlying the forward-looking statements included within this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise our forward-looking statements based on changes in internal estimates, expectations, events or circumstances occurring after the date they are made, or otherwise.

ITEM 2.  PLAN OF OPERATION.

Overview

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc.”) was formed under the laws of the state of Delaware on March 15, 2001 to establish and operate retail golf stores. Since inception, we have been in the development stage and have been unable to successfully execute our initial business plan. On October 18, 2005, all of our officers and directors resigned and Bohn H. Crain and Stephen M. Cohen were appointed to serve as executive officers and directors of the Company (the “Change in Control Transactions”). Relying on the collective experience of this new management team, we will be pursuing business opportunities in the transportation and logistics services industry. In that regard, a company controlled by Mr. Crain has identified and executed a letter of intent to acquire a platform business which provides domestic and international freight forwarding services, which was assigned to the Company on October 18, 2005. See “Proposed Acquisition” below. Concurrent with the Change in Control Transaction, we changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our business.

Plan of Operation

To date, our activities remain in the development stage. We did not earn any revenues from operations for the three and nine months ended September 30, 2005 and 2004, and we do not anticipate earning any revenues until such time as we are able to acquire a platform business and commence operations.

We intend to build a leading global transportation and supply-chain management company by acquiring regional best-of-breed non-asset based transportation and logistics service providers. Through strategic acquisitions, we plan to establish a non-asset based provider of third-party logistics services, offering a full range of time-definite transportation and distribution solutions. In addition to time-definite transportation services, we also intend to provide a broad range of value added supply chain management services, including order fulfillment, inventory management and warehousing.

We plan to achieve this objective by completing an initial platform acquisition and then expanding our geographic presence and service offerings through a combination of synergistic acquisitions and the organic expansion of our growing base of logistics operations.

Once our platform acquisition is completed, the focus of our strategy will be on acquiring and integrating logistics businesses that are likely to benefit from our anticipated access to sources of financing and long-term growth strategy. Acquisition targets will be selected based upon their ability to demonstrate:

● historic levels of profitability;

● a proven record of delivering superior logistics services;

● an established customer base of large and mid-sized companies; and

● opportunities for significant growth within strategic segments of our business.

Once acquisitions are completed, we intend to create additional shareholder value by improving productivity through the implementation or adoption of our technologies and business processes, improving transportation margins through the leverage of our growing purchasing power and enhancing the opportunity for organic growth through cross-selling opportunities and expanded services offerings.

Our strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. In addition, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations.

Given the size and highly fragmented composition of the industry, we believe there is an excellent opportunity to execute a consolidation strategy through the selective, strategic acquisition of other companies with complementary businesses with earnings in the range of $1 million to $5 million. We believe that companies of this size may be receptive to our acquisition program as they are often too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offering.

We have entered into a letter of intent to acquire our first business (as described below). We have also identified a number of additional companies that may be suitable acquisition candidates and we are in preliminary discussions with a select number of them.

Our acquisition strategy is, however, dependent upon, among other factors, our ability to secure additional financing through the sale of debt or equity securities, and the development of an active trading market for our securities, neither of which can be assured.

We do not anticipate hiring any additional employees until we complete our initial acquisition. Except for our acquisition strategy, we do not anticipate acquiring any material property or equipment during the next twelve months.

Proposed Acquisition

On September 19, 2005, a company controlled by Mr. Crain entered into a letter of intent (the “Letter of Intent”) to acquire a business (the “Target Business”) which provides domestic and international freight forwarding services, arranges the total transport of customers’ freight from the shipper’s location to the designated recipients, including the preparation of shipping documents, and provides handling, packing, and containerization services through a network of exclusive agent offices across North America. Based on our initial due diligence efforts, the Target Business has a diversified account base of over 6,000 customers including manufacturers, distributors and retailers, a network of over 3,000 independent carriers, and over 100 international agents positioned strategically around the world.

Based upon unaudited management financial information provided to us in connection with our due diligence efforts, for the fiscal year ended June 30, 2005, the Target Business realized normalized income from continuing operations of approximately $2.5 million on gross revenues of approximately $53.0 million.

Pursuant to the Letter of Intent we have agreed to acquire the Target Business (the "Acquisition") in a transaction valued at up to $14,000,000. This consists of: (i) $10,000,000 payable in cash at closing; (ii) $600,000 payable in cash on the one-year anniversary of the closing, provided at least 90% of the Company’s locations remain operational through the first anniversary of the closing; (iii) a base earn-out payment of $1,900,000 payable in Company stock over a three-year earn-out period based upon the Target Business achieving income from continuing operations (as defined) of not less than $2,500,000 per year; and (iv) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1,500,000 payable in Company stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under the Tier-2 Earn-Out, the former shareholders of the Target Business are entitled to receive 50% of the cumulative income from continuing operations (as defined) in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. Closing of the Acquisition is contingent upon the satisfaction of several conditions, including: (i) our ability to secure debt or other additional financing necessary to fund the acquisition, (ii) the completion of definitive acquisition agreements among the parties; and (iii) the completion of a due diligence review by each of the parties to the transaction, including the preparation of audited financial statements of the Target Business.

Liquidity and Capital Resources

As of September 30, 2005, we had restricted cash of $9,340 which constituted our sole asset. As of September 30, 2005, our current liabilities were $3,500 and consisted solely of accrued expenses. We also had $74,909 in notes payable to shareholders. These consisted of: (i) a promissory note dated March 1, 2005, in the principal amount of $24,909 issued to a related party which is due and payable in five years; and (ii) a $50,000 note dated November 5, 2003 we issued to a different related party.

During October 2005, our working capital position was significantly enhanced when we realized gross proceeds of $1,000,000 form a private placement of our common stock and secured the cancellation of the $74,909 of notes and $3,500 of accrued interest owed to stockholders described above.

The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Although our current financial resources are sufficient to satisfy our current level of expenses, they are not sufficient to satisfy the anticipated capital requirements associated with our acquisition strategy. We will need at least $10,000,000 of financing to complete our initial platform acquisition and additional financing to execute our business plan over the next twelve months. Unless and until such funds are raised, we will not be able to commence operations. We are seeking to raise such funds through a combination of secured debt and private offerings of our equity securities. We have no assurances that we will be able to access financing in sufficient amounts to complete our initial acquisition, or to permit future growth and development.

Our ability to continue as a going concern is dependent upon raising capital through equity and debt financing on terms acceptable to us. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, we may be required to delay, scale back or eliminate our acquisition strategy.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partners which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Income Taxes

We will be subject to income and other related taxes once we commence operations. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company. We will periodically evaluate our tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in our financial statements.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, he concluded that, notwithstanding the material weakness discussed in the following paragraph, as of the end of the period covered by this quarterly report the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting. However, our independent registered accountants reported to our Board of Directors adjustments with regard to the interim financial statements prepared for the periods ended September 30, 2005 that needed to be made. Management acknowledged that this recommended adjustment to the interim financial statements relates to periods prior to the Change in Control Transaction and reflects a material weakness under standards established by the Public Company Accounting Oversight Board. This material weakness issue has been discussed in detail among management, our Board of Directors, and our independent registered public accountants. These individual adjustments may not be material, however, the independent registered accountants have discovered adjustments each period, which were not standing alone a material weakness, but taken together, and the fact that this situation has not been corrected, indicates a material weakness. We will continue to evaluate its internal controls and procedures to identify any required improvements under new management.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During October 2005, we issued an aggregate of 2,272,728 shares of our common stock at a purchase price of $.44 per share for gross cash consideration of $1,000,000. The shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

Item 5. Other Information.

(a) Recent Change in Control Transaction. On October 18, 2005, Bohn H. Crain and Stephen M. Cohen, acquired 5,033,333 shares of the Company’s outstanding shares of common stock (constituting 67.9% of the Company’s outstanding shares) in privately negotiated purchases from the former officers and directors of the Company. The number of shares purchased does not give effect to a stock dividend paid on October 21, 2005 discussed below. In conjunction with the forgoing transaction, David Bennett and Daniel Bernstein resigned as the sole officers and directors of the Company effective October 18, 2005, and have been replaced by Bohn Crain, as the Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Cohen, as a Board member, Secretary and Treasurer.

(b)  Stock Dividend.  During September 2005, our Board of Directors approved a 3.5 for 1 split of our issued and outstanding shares of common stock which was effectuated through a dividend of 2.5 shares for each share of common stock outstanding as of the record date. The dividend was payable on October 20, 2005 to shareholders of record on October 20, 2005. The common stock will continue to have a par value of $0.001 per share. Fractional shares were rounded upward.

(c) Name Change. On October 20, 2005, through a merger with Radiant Logistics, Inc., a wholly-owned subsidiary, effected under Section 259 of the Delaware General Corporation Law, our Certificate of Incorporation was amended to change our name from “Golf Two, Inc.” to “Radiant Logistics, Inc.”

(d) Adoption of Stock Option Plan. We have adopted a 2005 Stock Incentive Plan (the “Plan”).  Our Plan provides that options for up to 5,000,000 shares of our common stock may be issued. Under its terms, employees, officers, directors of the Company and our subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards, and incentive stock options within the meaning of section 422 of the Internal Revenue Code.  In addition, advisors and consultants who perform services for us or our subsidiaries are eligible to receive non-qualified stock options under the Plan.  The Plan is administered by our Board of Directors or a committee designated by our Board of Directors.

All stock options granted under the Plan are exercisable up to ten years from the date of grant. We are not permitted to grant incentive stock options under the Plan at exercise prices that are less than the fair market value of our common stock on the date of grant.  The term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of our issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to any such stockholder may not be less than 110% of the fair market value of our common stock on the date of grant. The Plan contains certain limitations on the maximum number of shares of our common stock that may be awarded in any calendar year to any one individual for the purposes of section 162(m) of the Internal Revenue Code.

            As of the date of this report, there are outstanding options to purchase 2,000,000 shares of common stock, which have been granted to Bohn H. Crain, our current Chief Executive Officer. 1,000,000 of these options have been granted at an exercise price of $.50 and 1,000,000 have been granted at an exercise price of $.75.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
10.1	Radiant Logistics, Inc. 2005 Stock Incentive Plan	Filed herewith
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

/s/ Bohn H. Crain
Date: November 10, 2005	Bohn H. Crain Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Radiant Logistics, Inc. 2005 Stock Incentive Plan
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002