Form 10KSB
period 2005-12-31
RADIANT LOGISTICS, INC
filed 2006-03-17
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission File Number 000-50283

RADIANT LOGISTICS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	04-3625550
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1227 120th Avenue N.E Bellevue, WA 98005
(Address of Principal Executive Offices) (Zip Code)

(425) 943-4599
Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on March 4, 2006 was $22,611,639.

As of March 4, 2006, 33,611,639 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☐

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our belief that Airgroup will be able to serve as a platform acquisition under our business strategy; (ii)  our ability to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company, which itself relies upon securing significant additional funding, as to which we have no present assurances; (iii) our ability to at least maintain historical levels of transportation revenue, net transportation revenue (gross profit margins) and related operating expenses at Airgroup; (iv) competitive practices in the industries in which we compete, (v) our dependence on current management; (vi) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (vii) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. Furthermore, the general business assumptions used for purposes of the forward-looking statements included within this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Except as required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc”) (the “Company”) was formed under the laws of the state of Delaware on March 15, 2001 and from inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, our management team consisting of Bohn H. Crain and Stephen M. Cohen, completed a change of control transaction when they acquired a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, we: (i) elected to discontinue the Company’s former business model; (ii) repositioned ourselves as a global transportation and supply chain management company; and (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus.

Through the strategic acquisition of regional best-of-breed non-asset based transportation and logistics service providers, we intend to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

Our strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations.

Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. As to our first factor, following our recent acquisition of Airgroup Corporation (“Airgroup”), we have identified a number of additional companies that may be suitable acquisition candidates and are in preliminary discussions with a select number of them. As to our second factor, our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities, neither of which can be assured.

Our growth strategy relies upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to acquire and profitably manage additional businesses and the intense competition in our industry for customers and for the acquisition of additional businesses. The business risks associated with these factors are identified or referred to later in this Item 1.

We accomplished the first step in our strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

Industry Overview

As business requirements for efficient and cost-effective logistics services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in lowest cost locations and distribute their products in numerous global markets. As a result, companies are increasingly looking to third-party logistics providers to help them execute their supply chain strategies.

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier. A freight forwarder, such as Airgroup, procures shipments from customers and arranges the transportation of the cargo on a carrier. A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation, DHL Worldwide Express, Inc. and United Parcel Service (“UPS”), provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  Freight forwarders, generally handle shipments of any size and can offer a variety of customized shipping options.

Most freight forwarders, like Airgroup, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type.  On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

We believe there are several factors that are increasing demand for global logistics solutions. These factors include:

•
Outsourcing of non-core activities. Companies increasingly outsource freight forwarding, warehousing and other supply chain activities to allow them to focus on their respective core competencies. From managing purchase orders to the timely delivery of products, companies turn to third party logistics providers to manage these functions at a lower cost and greater efficiency.

•
Globalization of trade. As barriers to international trade are reduced or substantially eliminated, international trade is increasing. In addition, companies increasingly are sourcing their parts, supplies and raw materials from the most cost competitive suppliers throughout the world. Outsourcing of manufacturing functions to, or locating company-owned manufacturing facilities in, low cost areas of the world also results in increased volumes of world trade.

•
Increased need for time-definite delivery. The need for just-in-time and other time-definite delivery has increased as a result of the globalization of manufacturing, greater implementation of demand-driven supply chains, the shortening of product cycles and the increasing value of individual shipments. Many businesses recognize that increased spending on time-definite supply chain management services can decrease overall manufacturing and distribution costs, reduce capital requirements and allow them to manage their working capital more efficiently by reducing inventory levels and inventory loss.

•
Consolidation of global logistics providers. Companies are decreasing the number of freight forwarders and supply chain management providers with which they interact. We believe companies want to transact business with a limited number of providers that are familiar with their requirements, processes and procedures, and can function as long-term partners. In addition, there is strong pressure on national and regional freight forwarders and supply chain management providers to become aligned with a global network. Larger freight forwarders and supply chain management providers benefit from economies of scale which enable them to negotiate reduced transportation rates and to allocate their overhead over a larger volume of transactions. Globally integrated freight forwarders and supply chain management providers are better situated to provide a full complement of services, including pick-up and delivery, shipment via air, sea and/or road transport, warehousing and distribution, and customs brokerage.

•
 Increasing influence of e-business and the internet. Technology advances have allowed businesses to connect electronically through the Internet to obtain relevant information and make purchase and sale decisions on a real-time basis, resulting in decreased transaction times and increased business-to-business activity. In response to their customers' expectations, companies have recognized the benefits of being able to transact business electronically. As such, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems who can facilitate real-time transaction processing and web-based shipment monitoring.

Our Business Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. Initially, we plan to achieve this goal through the basic services offered by Airgroup, which will establish our baseline of service offerings. Thereafter, we expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. These acquisitions are generally expected to have earnings of $1.0 to $5.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offerings.

Our Acquisition Strategy

We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. The Company intends to pursue an aggressive acquisition program to consolidate and enhance its position in its current market and to acquire operations in new markets.

We believe we can successfully implement our acquisition strategy due to the following factors:

•	the highly fragmented composition of our market;
•
our strategy for creating an organization with global reach should enhance an acquired company’s ability to compete in its local and regional markets through an expansion of offered services and lower operating costs;

•	the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power and economies of scale;
•	our centralized management capabilities should enable us to effectively manage our growth and integration of acquired companies;
•	our status as a public corporation may ultimately provide us with a liquid trading currency for acquisitions; and
•	the ability to utilize our experienced management to identify, acquire and integrate acquisition opportunities.

Initially, we intend to expand our business through acquisitions in key gateway locations such as Los Angeles, New York, Chicago, Seattle, Miami, Dallas and Houston. We also intend to expand our international base of operations. Once our expansion objectives are achieved, we believe that our domestic and expanded international capabilities, when taken together, will provide significant competitive advantage in the marketplace.

Our Operating Strategy

•
Leverage the People, Process and Technology Available through Airgroup. A key element of our operating strategy is to maximize our operational efficiencies by integrating general and administrative functions into the back-office of our platform acquisition and reducing or eliminating redundant functions and facilities at acquired companies. This is designed to enable us to quickly realize potential savings and synergies, efficiently control and monitor operations of acquired companies and allow acquired companies to focus on growing their sales and operations.

•
Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we and our network of exclusive agents regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

Operations

Through our acquisition of Airgroup, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. As we execute our acquisition strategy, our revenues will ultimately be generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other value-added services.

Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions will include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. As a non-asset based provider we do not own the transportation equipment used to transport the freight. We expect to neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size.  We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, and other assets and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost.  We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors. We make a profit or margin on the difference between what we charge to our customers for the totality of services provided to them, and what we pay to the transportation provider to transport the freight.

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies to a common set of back-office and customer facing applications is a key component of our acquisition and growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments will become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will drive significant productivity improvement across our network.

We utilize a web-enabled third-party freight forwarding software (Cargowise) which we have integrated to our third-party accounting system (SAP) which combine to form the foundation of our supply-chain technologies which we call “Globalvision”. Globalvision provides us with a common set of back-office operating, accounting and customer facing applications used across the network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a “best-of-breed” solution set using a combination of owned and licensed technologies. This strategy will result in the investment of significant management and financial resources to deliver these enabling technologies.

Our Competitive Advantages

As a non-asset based third-party logistics provider with an expanding global presence, we believe that we will be well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost; non-asset based business model; (ii) our information technology resources; and (iii) our diverse customer base.

•
Non-asset based business model.  With relatively no dedicated or fixed operating costs, we are able to leverage our network and offer competitive pricing and flexible solutions to our customers.  Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products.  We believe our model allows us to provide low-cost solutions to our customers while also generating revenues from multiple modes of transportation and logistics services.

•
Global network.  We intend to focus on expanding our network on a global basis. Once accomplished, this will enable us to provide a closed-loop logistics chain to our customers worldwide.  Within North America, our capabilities consist of our pick up and delivery network, ground and air networks, and logistics capabilities. Our ground and pick up and delivery networks enable us to service the growing deferred forwarding market while providing the domestic connectivity for international shipments once they reach North America.  In addition, our heavyweight air network provides for competitive costs on shipments, as we have no dedicated charters or leases and can capitalize on available capacity in the market to move our customers’ goods.

•
Information technology resources.  A primary component of our business strategy is the continued development of advanced information systems to continually provide accurate and timely information to our management and customers.  Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments.

•
Diverse customer base.  We have a well diversified base of customers that includes manufacturers, distributors and retailers. As of the date of this Report, no single customer represented more than 5% of our business reducing risks associated with any particular industry or customer concentration.

Sales and Marketing

We principally market our services through the senior management teams in place at each of our 34 exclusive agent offices located strategically across the United States. Each office is staffed with operational employees of the agent to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

Sales are primarily generated by our exclusive agents on a localized basis. However, to better utilize our available network of agents, we are in the process of implementing a national accounts program which is intended to increase our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to very small number of logistics providers. We believe that our anticipated future growth and development will enable us to more effectively compete for and obtain these accounts.

Competition and Business Conditions

The logistics business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, exchange controls, currency fluctuations, acts of war, terrorism and other armed conflicts, United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.
The global logistics services and transportation industries are intensively competitive and are expected to remain so for the foreseeable future. We will compete against other integrated logistics companies, as well as transportation services companies, consultants, information technology vendors and shippers' transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Most of our competitors will have substantially greater financial resources than we do.

Regulation

There are numerous transportation related regulations. Failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of operating permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our current and prospective operations are described below.

Air freight forwarding businesses are subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the U.S. Department of Transportation. However, air freight forwarders are exempted from most of the Federal Aviation Act's requirements by the Economic Aviation Regulations. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

Surface freight forwarding operations are subject to various federal statutes and are regulated by the Surface Transportation Board. This federal agency has broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas.

The Surface Transportation Board and U.S. Department of Transportation also have the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers which are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services.

The Federal Maritime Commission, or FMC, regulates and licenses ocean forwarding operations. Indirect ocean carriers (non-vessel operating common carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

United States customs brokerage operations are subject to the licensing requirements of the U.S. Treasury and are regulated by the U.S. Customs Service. As we broaden our capabilities to include customs brokerage operations, we will be subject to regulation by the Customs Service. Likewise, any customs brokerage operations would also be licensed in and subject to the regulations of their respective countries.

In the United States, we are subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which we may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes.

Personnel

As of the date of this Report, we have approximately 35 full-time employees. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

RISKS PARTICULAR TO OUR BUSINESS

We are implementing a new business plan.

We have recently discontinued our former business model involving the development of retail golf stores, and adopted a new model involving the development of non-asset based third-party logistics services. We have only recently completed our platform acquisition under our new business model. As a result, we have a very limited operating history under our current business model. Even though we are being managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict the longer-term success of our business model.

Our present levels of capital may limit the implementation of our business strategy.

The objective of our business strategy is to build a global logistics services organization. Critical to this strategy is an aggressive acquisition program which will require the acquisition of a number of diverse companies within the logistics industry covering a variety of geographic regions and specialized service offerings. As a result of our recently completed acquisition of Airgroup, we have on hand a limited amount of cash resources and our ability to make additional acquisitions without securing additional financing from outside sources will be limited. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

Risks related to acquisition financing.

In order to pursue our acquisition strategy in the longer term, we will require additional financing, which we intend to obtain through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a substantial portion of the consideration to be paid. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

We have used a significant amount of our available capital to finance the acquisition of Airgroup.

Our acquisitions are normally structured with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, Company stock or some combination thereof. As we execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under prospective acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our existing credit facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly from the sale of equity.

Our credit facility places certain limits on the type and number of acquisitions we may make.

We have obtained a $10 million credit facility from Bank of America, N.A. to provide additional funding for acquisitions and for our on-going working capital requirements. Under the terms of the credit facility, we are subject to a number of financial and operational covenants which may limit the number of additional acquisitions we make without the lender's consent. In the event that we were not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender's consent or retired the credit facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

Our credit facility contains financial covenants that may limit its current availability.

The terms of our credit facility are subject to certain financial covenants which may limit the amount otherwise available under that facility. Principal among these are financial covenants is a covenant that limits funded debt (the "Funded Debt Covenant") to a multiple of our consolidated earnings before interest, taxes, depreciation and amortization. Under the Funded Debt Covenant, our funded debt is limited to a multiple of 3.25 of our EBITDA measured on a rolling four quarter basis. Our ability to generate EBITDA will be critical to our ability to use the full amount of the credit facility.

Due to our acquisition strategy, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid in a business combination over the fair value of the identifiable tangible assets acquired is to be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. This subjects us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. This will create the appearance, based on our financial statements that our intangible assets are diminishing in value, when in fact they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our earnings before interest, taxes, depreciation and amortization, otherwise known as “EBITDA”, a non GAAP measure of financial performance, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company's performance by its net income. Thus, while we believe EBITDA provides a meaningful measure of our financial performance, should the investment community elect to place more emphasis on our net income, the future price of our common stock could be adversely affected.

We are not obligated to follow any particular criteria or standards for identifying acquisition candidates.

Even though we have developed general acquisition guidelines, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies which we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions. Our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction.

There is a scarcity of and competition for acquisition opportunities.

There are a limited number of operating companies available for acquisition which we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies which we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

•	a failure to agree on the terms necessary for a transaction, such as the amount of the purchase price;
•	incompatibility between our operational strategies and management philosophies and those of the potential acquiree;
•	competition from other acquirers of operating companies;
•	a lack of sufficient capital to acquire a profitable logistics company; and
•	the unwillingness of a potential acquiree to work with our management.

If we are unable to successfully compete with other entities in identifying and executing possible acquisitions of companies we target, then we will not be able to successfully implement our business plan.

We may be required to incur a significant amount of indebtedness in order to successfully implement our acquisition strategy.

We may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired companies to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired company in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired companies to repay the indebtedness incurred to make these acquisitions.

Risks related to our acquisition strategy.

We intend to continue to build our business through a combination of organic growth, and to a greater extent, through additional acquisitions. Increased competition for acquisition candidates may develop in which event there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on key personnel.

For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives of Airgroup, because of their collective industry knowledge, marketing skills and relationships with major vendors and customers. We have secured employment arrangements with each of these individuals, which contain non-competition covenants which survives their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

We may experience difficulties in integrating the operations, personnel and assets of companies that we acquire which may disrupt our business, dilute stockholder value and adversely affect our operating results.

A core component of our business plan is to acquire businesses and assets in the transportation and logistics industry. We have only made one such acquisition, and therefore, our ability to complete such acquisitions and integrate any acquired businesses into our Company is unproven. Such acquisitions involve numerous operational risks, including:

•	difficulties in integrating operations, technologies, services and personnel;
•	the diversion of financial and management resources from existing operations;
•	the risk of entering new markets;
•	the potential loss of key employees; and
•	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

We are largely dependent on the efforts of our exclusive agents to generate our revenue and service our customers.

We currently sell principally all of our services through a network of 34 exclusive agents stationed throughout the United States. Although we have exclusive and long-term relationships with these agents, the agency agreements are terminable by either party on 10-day’s notice. Although we have no customers that account for more than 5% of our revenues, there are five agency locations that each produce more than 5% of our revenues. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

We face intense competition in the freight forwarding, logistics and supply chain management industry.

The freight forwarding, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry, although the number of firms with a global network that offer a full complement of freight forwarding and supply chain management services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us.

Our industry is consolidating and if we cannot gain sufficient market presence in our industry, we may not be able to compete successfully against larger, global companies in our industry.

There currently is a marked trend within our industry toward consolidation of the niche players into larger companies which are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

Provisions of our charter, bylaws and Delaware laws may make more difficult a contested takeover of our Company.

Certain provisions of our certificate of incorporation , bylaws and the General Corporation Law of the State of Delaware (the "DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation provides that directors may only be removed for cause by the affirmative vote of 75% of our outstanding shares and that amendments to our bylaws require the affirmative vote of holders of two-thirds of our outstanding shares. Finally, our certificate of incorporation also includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common stock has been limited.

Our common stock is currently eligible to be quoted on the OTC Bulletin Board, however, trading to date has been limited. Trading on the OTC Bulletin Board is often characterized by low trading volume and significant price fluctuations. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We completed the private placement of approximately 15.4 million shares of our common stock between October 2005 and February 2006. We agreed to register the public resale of these shares. The secondary resale of substantial amounts of our common stock in the public markets, when and if these shares are registered, could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions.

Additional dilution associated with our acquisition strategy.

We will require additional financing to fund our acquisition strategy. At some point this may entail the issuance of additional shares of common stock or common stock equivalents, which would have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. This may be done in order to, among other things, facilitate a business combination, acquire assets or stock of another business, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, and could have the result of diluting the interests of our existing stockholders.

We may issue shares of preferred stock with greater rights than our common stock.

Although we have no current plans or agreements to issue any preferred stock, our certificate of incorporation authorizes our board of directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our shareholders. Any such preferred stock we may issue in the future could rank ahead of our common stock, in terms of dividends, liquidation rights, and voting rights.

We do not anticipate paying dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, covenants of our debt facility, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders. Accordingly, investors seeking dividend income should not purchase our stock.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination and audit and compensation committees. Unless we voluntarily elect to comply with those obligations, which we have not to date, the protections offered by those corporate governance provisions will not exist with respect to the Company. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, there is no assurance that we will do so.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our offices are located at 1227 120th Avenue N.E., Bellevue, Washington 98005 and consist of approximately 14,500 feet of office space which we lease for approximately $11,300 per month pursuant to lease that expires April 30, 2007. We also maintain approximately 8,125 feet of office space at 19320 Des Moines Memorial Drive South, SeaTac, Washington which we lease for approximately $5,300 per month pursuant to lease that expires December 31, 2010. In addition, we own a small parcel of undeveloped acreage located at Grays Harbor, Washington which is not material to our business. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently eligible for quotation on the OTC Bulletin Board under the symbol “RLGT”. As of the date of this Report, there has been only minimal trading of our shares in 2006. The last price of our common stock as reported on the OTC Bulletin Board on March 4, 2006, was $0.95 per share.

Holders

As of March 4, 2006, the number of stockholders of record of our common stock was 89. We believe that there are additional beneficial owners of our common stock who hold their shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends will be determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is limited by the terms of our Bank of America, N.A. credit facility.

Recent Sale of Unregistered Securities

1. In October 2005, we issued an aggregate of 2,272,728 shares of our common stock at a purchase price of $0.44 per share for gross cash consideration of $1.0 million with the proceeds available to the Company on an unrestricted basis. The shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

2. In December, 2005, we issued 10,098,943 shares to a limited number of accredited investors in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the safe harbor offering exemption provided by Rule 506 and Regulation S promulgated under the Securities Act. 6,054,545 of the Share were sold to seven (7) U.S. accredited investors for gross proceeds of approximately $2.6 million; from which no underwriting discounts or commissions were paid. 4,044,398 of the Shares were sold to 6 non-U.S. accredited investors for gross proceeds of approximately $1.8 million; from which approximately $142,000 was deducted as financial advisory fees paid to a non-U.S. person. The Shares sold to non-U.S. investors were sold in reliance on Regulation S, with each investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the Offering Documents and to be placed on the Shares, and with no selling efforts made within the U.S.

3. In December 2005, we issued 500,000 shares of common stock to a financial advisor for financial advisory and investment banking services provided in connection with, among other things, our transition to a third-party logistics company. These shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

4. In January 2006, in conjunction with our acquisition of Airgroup, we issued 1,009,093 shares of our common stock to a limited number of Airgroup shareholders and employees, all of whom are accredited investors for gross proceeds of $444,000, without the payment of underwriting discounts or commissions to any person. These shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the safe harbor offering exemption provided by Regulation D of Rule 506.

5. In February 2006, we issued 1,466,697 shares of our common stock to a limited number of Airgroup exclusive sales agents and their employees, key Airgroup employees and a limited number of other investors all of whom are accredited investors for gross proceeds of $645,341, without the payment of underwriting discounts or commissions to any person. These shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the safe harbor offering exemption provided by Regulation D of Rule 506.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

In conjunction with a change of control transaction completed during October 2005 and discussed under Item 1. Description of Business, we have recently: (i) discontinued our former business model; (ii) adopted a new business strategy focused on building a global transportation and supply chain management company; (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus; and (iv) completed our first acquisition within the logistics industry.

We accomplished the first step in our new business strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a Seattle-Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

Through the strategic acquisition of regional best-of-breed non-asset based transportation and logistics service providers, we intend to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

As a non-asset based provider of third-party logistics services, we seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. Our non-asset based approach allows us to maintain a high level of operating flexibility and leverage a cost structure that is highly variable in nature while the volume of our flow of freight enables us to negotiate attractive pricing with our transportation providers.

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers' freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. In addition, management believes measuring its operating costs as a function of net transportation revenue provides a useful metric, as our ability to control costs as a function of net transportation revenue directly impacts operating earnings.

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Accordingly, we intend to employ EBITDA as a management tool to measure our historical financial performance and as a benchmark for future guidance.

Our operating results are also subject to seasonal trends when measured on a quarterly basis. The impact of seasonality on our business will depend on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenue. As we increase the scale of our operations, seasonal trends in one area of our business may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management's current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management's current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill, acquired intangibles, and revenue recognition.

We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisitions. Customer related intangibles will be amortized using accelerated methods over approximately 4.5 years and non-compete agreements will be amortized using the straight line method over a 5 year period.

We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As a non-asset based carrier, we do not own transportation assets. We generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. In accordance with Emerging Issues Task Force ("EITF") 91-9 "Revenue and Expense Recognition for Freight Services in Process", revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. These accrued purchased transportation costs are estimates based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary to reflect differences between the original accruals and actual costs of purchased transportation.

We recognize revenue on a gross basis, in accordance with EITF 99-19, "Reporting Revenue Gross versus Net", as a result of the following: We are the primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. We, at our sole discretion, set the prices charged to our customers, and are not required to obtain approval or consent from any other party in establishing our prices. We have multiple suppliers for the services we sell to our customers, and have the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, we determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. We also assume credit risk for the amount billed to the customer.

Plan of Operations

Basis of Presentation

Due to the significance of the effects on our consolidated financial statements of (1) the change in business strategy (2) recently completed equity offerings and (3) the acquisition of Airgroup, our Plan of Operations is presented below in a manner that is intended to provide a more meaningful discussion of our results of operations, financial condition and current business in recognition of these developments. Accordingly, pro forma statements of income for fiscal years ended June 30, 2005 and 2004, have been presented as if we had completed our equity offering and acquired Airgroup as of July 1, 2003 and are provided in Item 7 of this Report. Similarly, the pro forma statements of income for the three months ended September 30, 2005 and 2004, have been presented as if we had completed our equity offering and acquired Airgroup as of July 1, 2004 and are provided in Item 7 of this Report. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and Radiant as adjusted to reflect (1) contractual reduction of officers’ and related family members’ compensation at Airgroup; (2) amortization of acquired intangibles and (3) interest expense associated with acquisition financing. No analysis will be presented for the historic operations of Radiant on a stand-alone basis as Radiant was inactive prior to its acquisition of Airgroup and was a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and such presentation would provide no meaningful data with respect to ongoing operations.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

Year ended June 30, 2005 compared to year ended June 30, 2004 (pro forma and unaudited)

We generated transportation revenue of $51.5 million and $43.0 million, and net transportation revenue of $21.6 million and $20.1 million for the fiscal years ended June 30, 2005 and 2004, respectively. Net income remained relatively unchanged at approximately $0.9 million for each of the fiscal years ended June 30, 2005 and 2004.

We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $2.3 million for each of the fiscal years ended June 30, 2005 and 2004. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year ended June 30,		Change
	2005	2004	Amount		Percent

Net income	$942	$917		$25	2.7%
Income tax expense	486	472		14	3.0%
Interest expense	162	163		(1)	-0.6%
Depreciation and amortization	688	760		(72)	-9.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$2,278	$2,312	$	(34)	-1.5%

The following table summarizes pro forma transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Year ended June 30,		Change
	2005	2004	Amount	Percent

Transportation revenue	$51,521	$42,972	$8,549	19.9%
Cost of transportation	29,957	22,832	7,125	31.2%

Net transportation revenue	$21,564	$20,140	$1,424	7.1%

Net transportation margins	41.9%	46.9%

Transportation revenue was $51.5 million for the year ended June 30, 2005, an increase of 19.9% over total transportation revenue of $43.0 million for the year ended June 30 2004. Domestic transportation revenue increased by 7.0% to $38.4 million for the year ended June 30, 2005 from $35.9 million for the prior fiscal year as a result of organic growth across the network. International transportation revenue increased by 84.5% to $13.1 million for the 2005 fiscal year from $7.1 million for the 2004 fiscal year, due mainly to increased air and ocean import freight volume.

Cost of transportation increased to 58.1% of transportation revenue for the year ended June 30, 2005 from 53.1% of transportation revenue for the 2004 fiscal year. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Net transportation margins decreased to 41.9% of transportation revenue for the fiscal year ended June 30, 2005 from 46.9% of transportation revenue for the 2004 fiscal year as a result of the factors described above.

The following table compares certain pro forma consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Year ended June 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$21,564	100.0%	$20,140	100.0%	$1,424	7.1%

Agent commissions	15,988	74.1%	14,912	74.0%	1,076	7.2%
Personnel costs	1,956	9.1%	1,740	8.7%	216	12.4%
Other selling, general and administrative	1,342	6.2%	1,176	5.8%	166	14.1%
Depreciation and amortization	688	3.2%	760	3.8%	(72)	-9.5%

Total operating costs	19,974	92.6%	18,588	92.3%	1,386	7.5%

Income from operations	1,590	7.4%	1,552	7.7%	38	2.4%

Other expense	162	-0.8%	163	-0.8%	1	-0.6%

Income before income taxes	1,428	6.6%	1,389	6.9%	39	2.8%

Income tax expense	486	2.3%	472	2.3%	14	3.0%

Net income	$942	4.4%	$917	4.6%	$25	278%

Agent commissions were $16.0 million for the year ended June 30, 2005, an increase of 7.2% over $14.9 million for the year ended June 30 2004. Agent commissions as a percentage of net revenue remained relatively unchanged at approximately 74.0%.

Personnel costs were $2.0 million for the fiscal year ended June 30, 2005, an increase of 12.4% over $1.7 million for the 2004 fiscal year. Personnel costs as a percentage of net revenue increased to 9.1% for the 2005 fiscal year from 8.7% for the 2004 fiscal year. This increase resulted primarily from of the hiring of a senior operating officer in November of 2004. For the comparable prior year period, headcount decreased by 4 to a total of 34 individuals who primarily provide finance and administrative services for the benefit of the agent offices.

Other selling, general and administrative costs were $1.3 million for the fiscal year ended June 30, 2005, an increase of 14.1% over $1.2 million for the 2004 fiscal year. This increase was primarily the result of increased costs associated with updating our web-site. As a percentage of net revenue, other selling, general and administrative costs increased to 6.2% for the fiscal year ended 2005 from 5.8% for the 2004 fiscal year.

Depreciation and amortization was $0.7 million for the fiscal year ended June 30, 2005, a decrease of 9.5% over $0.8 million for the 2004 fiscal year. Depreciation and amortization as a percentage of net revenue decreased to 3.2% for the fiscal year ended June 30, 2005 from 3.8% for the 2004 fiscal year.

Income from operations remained relatively unchanged at $1.6 million for fiscal years ended June 30, 2005 and 2004.

Net income remained relatively unchanged at approximately $0.9 million for fiscal years ended June 30, 2005 and 2004.

Three months ended September 30, 2005 compared to three months ended September 30, 2004 (pro forma and unaudited)

We generated transportation revenue of $13.4 million and $11.3 million and net transportation revenue of $4.8 million and $4.8 million for the three months ended September 30 2005 and 2004, respectively. Net income was $0.3 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively.

We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $0.6 million and $0.3 million for three months ended September 30, 2005 and 2004.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2005	2004	Amount	Percent

Net income	$252	$66	$186	282.0%

Income tax expense	130	34	96	282.0%
Interest expense	44	45	(1)	-2.2%
Depreciation and amortization	174	174	-	-

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$600	$319	$281	88.1%

The following table summarizes pro forma transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2005	2004	Amount	Percent

Transportation revenue	$13,433	$11,275	$2,158	19.1%
Cost of transportation	8,664	6,487	2,177	33.6%

Net transportation revenue	$4,769	$4,788	$(19)	-0.4%
Net transportation margins	35.5%	42.5%

Transportation revenue was $13.4 million for the three months ended September 30, 2005, an increase of 19.1% over total transportation revenue of $11.3 million for the three months ended September 30, 2004. Domestic transportation revenue decreased by 17.7% to $7.9 million for the three months ended September 30, 2005 from $9.6 million for the three months ended September 30, 2004, The decrease was due primarily to the loss of one of our west coast agents in December of 2004. International transportation revenue increased by 223.5% to $5.5 million for the three months ended September 30, 2005 from $1.7 million for the comparable prior year period, due mainly to increased air and ocean import freight volume.

Cost of transportation increased to 64.5% of transportation revenue for the three months ended September 30, 200 from 57.5% of transportation revenue for the three months ended September 30, 2004. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Net transportation margins decreased to 35.5% of transportation revenue for the three months ended September 30, 2005 from 42.5% of transportation revenue for the three months ended September 30, 2004 as a result of the factors described above.

The following table compares certain pro forma consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended September 30,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$4,769	100.0%	$4,788	100.0%	$(19)	-0.4%

Agent commissions	3,466	72.7%	3,793	79.3%	(327)	-8.6%
Personnel costs	423	8.9%	396	8.3%	27	6.8%
Other selling, general and administrative	280	5.9%	280	5.8%	-	0.0%
Depreciation and amortization	174	3.6%	174	3.6%	-	0.0%

Total operating costs	4,343	91.1%	4,643	97.0%	(300)	-6.5%

Income from operations	426	8.9%	145	3.0%	281	193.8%
Other expense	44	-0.9%	45	-0.9%	(1)	-2.2%

Income before income taxes	382	8.0%	100	2.1%	282	282.0%
Income tax expense	130	2.7%	34	0.7%	96	282.0%

Net income	$252	5.3%	$66	1.4%	$186	282.0%

Agent commissions were $3.5 million for the three months ended September 30, 2005, a decrease of 8.6% from $3.8 million for the three months ended September 30, 2004. Agent commissions as a percentage of net revenue decreased to 72.7% for three months ended September 30, 2005 from 79.3% for the comparable prior year period as a result of increased international ocean import freight volume at reduced margins which reduced amounts paid as commissions.

Personnel costs remained relatively flat at $0.4 million for the three months ended September 30, 2005 and 2004. Personnel costs as a percentage of net revenue increased modestly to 8.9% for the three months ended September 30, 2005 from 8.3% for the comparable period in 2004.

Other selling, general and administrative costs remained relatively unchanged at $0.3 million for the three months ended September 30, 2005 and 2004 as a percentage of net revenue, other selling, general and administrative costs also remained relatively unchanged at approximately 5.9% for the three months ended September 30, 2005 and 2004.

Depreciation and amortization costs remained relatively unchanged at $0.2 million for the three months ended September 30, 2005 and 2004. Depreciation and amortization as a percentage of net revenue remained relatively unchanged at approximately 3.6%.

Income from operations was $0.4 million for the three months ended September 30, 2005, an increase of 193.8% over income from operations of $0.1 million for the three months ended September 30, 2004.

Net income was $0.3 million for the three months ended September 30, 2005, an increase of 282.0% over net income of $0.1 million for the three months ended September 30, 2004.

Liquidity and Capital Resources

Prior to the acquisition of Airgroup, we remained an inactive company. However, in preparation of the Airgroup transaction, we secured financing proceeds through several private placements. In October 2005, we issued an aggregate of 2,272,728 shares of our common stock to a limited number of accredited investors for gross cash consideration of $1.0 million. In December, 2005, we issued 10,098,934 shares of our common stock to a limited number of accredited investors for gross cash proceeds of $4,440,000. In January 2006, we issued 1,009,093 shares of our common stock to certain Airgroup shareholders and employees who are accredited investors for gross proceeds of $444,000. In February 2006, we issued 1,466,697 shares of our common stock to a limited number of accredited investors for gross cash proceeds of $645,000. Each of these private placements was completed at a purchase price of $0.44 per share.

In January 2006, we entered into a $10.0 million secured credit facility with Bank of America, N.A with a term of two years (the “Facility”). The Facility is collateralized by our accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at prime (7.25% at December 31, 2005) minus 1.00% or LIBOR (4.39% at December 31, 2005) plus 1.55% and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 75% of our eligible accounts receivable.

As of March 4. 2006, we had no amounts outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $4.0 million in borrowings. The terms of our Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits our funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $2.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we would have to either forego the acquisition, obtain the lender's consent or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

In October of 2005, and in conjunction with the change in control transaction, stockholders agreed to discharge $78,409 in notes and accumulated interest.

The foregoing represents our principal sources of capital during the previous twelve months.

In January 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 90% of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of up to $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of up to $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The following table summarizes our contingent base earn-out payments for the fiscal years indicated based on results of the prior year (in thousands)(1):

			Fiscal Year Ended June 30,
Earn-out payments:	2007		2008	2009	2010	2011	Total
Cash	$600	(2)	$500	$--	$--	$--	$1,100
Equity			633	633	634		1,900
Total earn-out Payments	$600		$1,133	$633	$634	$--	$3,000

Prior year earnings targets (income from continuing operations) (3)
Total earnings targets	$--		$2,500	$2,500	$2,500	$--	$7,500

(1)
During the fiscal year 2007-2011 earn-out period, there is an additional contingent obligation related to Tier-2 Earn-Outs that could be as much as $1.5 million if Airgroup generates at least $18.0 million in income from continuing operations during the period.

(2)	Payable in cash on the one-year anniversary of the closing, so long as at least 31 of Airgroup’s agent operations remain operational through the first anniversary of the closing.

(3)
Income from continuing operations as presented here identifies the uniquely defined earnings targets of Airgroup and should not be interpreted to be the consolidated income from continuing operations of the Company which would give effect for, among other things, amortization or impairment of intangible assets or various other expenses which may not be charged to Airgroup for purposes of calculating earn-outs.

We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. However, our ability to finance further acquisitions is limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital. In this regard and in the course of executing our acquisition strategy, we expect to pursue an additional equity offering within the next twelve months.

We have used a significant amount of our available capital to finance the acquisition of Airgroup. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly from the sale of equity.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This pronouncement will not affect us as we do not engage in these types of transactions.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. We have evaluated the impact of the adoption of SFAS 152, and do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The pronouncement will not affect us as we do not engage in these types of transactions.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Non-public entities will be required to apply Statement 123(R) as of the first annual reporting period that begins after December 15, 2005. We adopted SFAS 123 (R) which resulted in an incremental $29,238 of compensation expense included in our results for the year ended December 31, 2005.

In December 2004, the FASB issued two Staff Positions, FSP 109-1 "Accounting for Income Taxes" to the tax deduction on "Qualified Production Activities Provided by the American Job Creation Act of 2004", and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004." Neither of these pronouncements had an effect on us as we do not participate in the related activities.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and the modification of employee share options prior to adoption of SFAS 123(R). Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

 In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt FIN 47 beginning the first quarter of fiscal year 2006 and do not believe the adoption will have a material impact on our financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in the first quarter of fiscal 2006.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact SFAS No. 155 will have on our consolidated financial statements, if any.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Radiant Logistic, Inc. including the notes thereto and the report of the independent accountants therein, commence at page F-2 of this Report.

The financial statements of Airgroup Corporation as a predecessor business for the years ended June 30, 2005 and 2004 and the three months ended September 30, 2005 and 2004 (unaudited), including the notes thereto and the report of the independent accountants therein, commence at page F-18 of this Report.

The unaudited pro forma condensed consolidated financial information of Radiant Logistic, Inc., including basis of presentation, commence at page F-28 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance: (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) that such information is accumulated and communicated to our management team, including our Chief Executive Officer/ Chief Financial Officer, in order to allow timely decisions regarding required disclosure. Prior to the change of control transaction in October of 2005, our independent registered accountants reported to our Board of Directors adjustments with respect to the interim financial statements prepared for the period ended September 30, 2005 that needed to be made. Management acknowledged that this recommended adjustment to the interim financial statements relates to periods prior to the change in control transaction and reflects a material weakness under standards established by the Public Company Accounting Oversight Board. This material weakness issue has been discussed in detail among management, our Board of Directors, and our independent registered public accountants. These individual adjustments may not be material, however, the independent registered accountants have discovered adjustments each period, which were not standing alone a material weakness, but taken together, indicated a material weakness. Subsequent to the change of control transaction, the preparation and review of the financial statements is preformed by and under the supervision of the new management team which we believe has remedied the previously identified material weakness. We will continue to evaluate our internal controls and procedures to identify any required improvements under new management. Other than the changes identified above, there have been no changes to the Company's internal control over financial reporting that occurred since the beginning of the Company's fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is certain information regarding our directors and executive officers.

The following table sets forth information concerning our executive officers and directors. Each of the executive officers will serve until his or her successor is appointed by our Board of Directors or such executive officer’s earlier resignation or removal. Each of the directors will serve until the next annual meeting of stockholders or such director’s earlier resignation or removal.

Name	Age	Position

Bohn H. Crain	42	Chief Executive Officer, Chief Financial Officer and Chairman

Stephen M. Cohen	49	General Counsel, Secretary and Director
William H. Moultrie	64	President and Chief Operating Officer of Airgroup

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors since October 10, 2005. Mr. Crain brings over 15 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Chief Executive Officer of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. Stonepath is a global non-asset based provider of third party logistics services listed on the American Stock Exchange. In 2001, Mr. Crain served as the executive vice president and chief financial officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001, he served as the vice president and treasurer of Florida East Coast Industries, Inc., a public company engaged in railroad and real estate businesses listed on the New York Stock Exchange. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. Mr. Crain earned a Bachelor of Science in Accounting from the University of Texas.

Stephen M. Cohen. Mr. Cohen has served as our General Counsel, Secretary and member of our Board of Directors since October 10, 2005. In 2004, Mr. Cohen founded SMC Capital Advisors, Inc. which provides business and legal consulting services focusing on corporate finance and federal securities matters. From 2000 until 2004, Mr. Cohen served as senior vice president, general counsel and secretary of Stonepath Group, Inc., a global non-asset based provider of third party logistics services listed on the American Stock Exchange, where he helped transition that company from a venture investor in early stage technology businesses to a global logistics company and assisted in the acquisition of domestic and international logistics companies in the United States, Asia and South America. Prior to 2000, Mr. Cohen practiced law, including having been a shareholder of Buchanan Ingersoll P.C., from 1996 to 2000, and a partner at Clark, Ladner, Fortenbaugh & Young from 1990 to 1996. Mr. Cohen earned a Bachelor of Science in Accounting from the School of Commerce and Finance of Villanova University in 1977, a Juris Doctor from Temple University in 1980, and an LLM in Taxation from Villanova University School of Law. Mr. Cohen is licensed to practice law in Pennsylvania.

William H. Moultrie. Mr. Moultrie serves as the President and Chief Operating Officer of Airgroup Corporation. Mr. Moultrie co-founded Airgroup in March of 1987. Over the past 18 years, he built Airgroup into a non-asset based logistics company providing domestic and international freight forwarding to a diversified account base of manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world with over $50.0 million in annual revenues, and 34 agent offices across North America. Mr. Moultrie has over thirty-five years of logistics experience in the both the domestic and international markets. Mr. Moultrie received a Bachelor of Science from Eastern Washington University.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Board of Directors

During the year ended December 31, 2005, our Board took action, by consent resolution or at meetings, on seven occasions. All meetings of the Board of Directors were attended by all then-current members and all consent resolutions were unanimous.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors acts as our audit committee. No member of our Board of Directors has been designated as an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act.  Although Bohn H. Crain, our Chief Executive Officer, has the requisite background and professional experience to qualify as an "Audit Committee Financial Expert, he has not been designated as such by our Board of Directors since: (1) we have no audit committee; and (ii) Mr. Crain does not satisfy the "independence" standards adopted by the American Stock Exchange.

Our Board of Directors consists of only two members, both of whom are executive officers of the Company. In addition, to date, we have conducted limited operations, having only concluded our first acquisition during January 2006. In light of the foregoing, and upon evaluating the Company's internal controls, our Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

Code of Ethics

 We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2005 all reporting persons timely complied with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended December 31, 2005 to or for the benefit of our Chief Executive Officer and our four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position		Salary	Bonus	Restricted Stock Awards	Number of Options	All Other Compensation

Bohn H. Crain, Chief (1) Chief Executive Officer	2005	$20,833	--	--	2,000,000	--

Stephen M. Cohen(2) General Counsel and Secretary	2005	--	--	--	--	--
_______________

(1)
Mr. Crain has served as our Chief Executive Officer since October 18, 2005. During the fiscal years ended December 31, 2003 and 2004 and from January 1, 2005 until October 17, 2005, we did not pay any compensation to any of our executive officers, except that in 2003 we issued shares of common stock to our former president valued at $90,000.

(2)
Mr. Cohen serves as our General Counsel, Secretary and Director. SMC Capital Advisors, a legal and financial advisory firm owned by Mr. Cohen, provides outside legal services to the Company as noted under Item 12 “Certain Relationships and Related Transactions.”

The following table sets forth information concerning options granted during our fiscal year ended December 31, 2005 for each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Options Granted		% of Total Options Granted to Employees in Fiscal-Year	Exercise Price	Market Price on Date of Grant		Expiration Date

Bohn H. Crain	1,000,000	(1)	50%	$0.50	$0.44	(2)	October 20, 2015
Bohn H. Crain	1,000,000	(1)	50%	$0.75	$0.44	(2)	October 20, 2015

(1)	These options vest in equal annual installments over a five year period commencing on the date of grant.

(2)
As of the date of grant, there was no established trading market for our common stock and there was no trading of our shares on or around the date the options were granted. On or about the date the options were granted, we completed an offering of our common stock at a price of $0.44 per share

The following table sets forth information concerning year-end option values for fiscal 2005 for the Named Executive Officers.

FISCAL YEAR END OPTION VALUES

			Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Bohn H. Crain	--	--	--	2,000,000	$-	$0

(1) As of December 31, 2005, there was no established trading market for our common stock with only a single trade of our shares in late December of 2005. The table has been prepared based on a market value of $0.44 per share, the price at which we sold shares of common stock to independent third party accredited investors in arm’s length transactions between October 2005 and January 2006.

Employment and Option Agreements

On January 13, 2006, we entered into an employment agreement with Bohn H. Crain to serve as our Chief Executive Officer. The agreement has an initial employment term of five years and automatically renews for consecutive one-year terms thereafter, subject to certain notice provision. The agreement provides for an annual base salary of $250,000, a performance bonus of up to 50% of the base salary based upon the achievement of certain target objectives, and discretionary merit bonus that can be awarded at the discretion of our Board of Directors. Mr. Crain will also be entitled to certain severance benefits upon his death, disability or termination of employment, as well as fringe benefits including participation in pension, profit sharing and bonus plans as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. The employment agreement contains standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions.

On October 20, 2005, we issued an option to Mr. Crain to purchase 2,000,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share and the balance of which are exercisable at $0.75 per share. The options have a term of 10 years and vest in equal annual installments over the five year period commencing on the date of grant.

In connection with our acquisition of Airgroup, on January 11, 2006 Airgroup entered into an employment agreement with William H. Moultrie to serve as the President of Airgroup. The agreement expires on June 30, 2009, provides for an annual base salary of $120,000, and an annual performance bonus equal to up to 25% of the annual base salary payable at the discretion of the board of directors of Airgroup. Mr. Moultrie is entitled to certain severance payments in the event he is terminated without cause and to certain fringe benefits including, participation in pension, profit sharing and bonus plans, as applicable, life insurance, hospitalization and major medical as are in effect, as well as paid vacation, and expense reimbursement. The agreement contains non competition and non solicitation covenants which prohibit Mr. Moultrie from participating in any activity that is competitive with our business or from soliciting any of our customers, employees or consultants until October 11, 2011. The agreement also contains standard and customary confidentiality and work made for hire provisions.

On January 11, 2005, we issued an option to Mr. Moultrie to purchase 50,000 shares of common stock exercisable at $0.44 per share. The options have a term of 10 years, vest in equal annual installments over the five year period commencing on the date of grant, and are otherwise subject to the terms of the Radiant Logistics, Inc. 2005 Stock Incentive Plan, the material terms of which are described below.

Change in Control Arrangements

The options granted to Mr. Crain contain a change in control provision which is triggered in the event that we are acquired by merger, share exchange or otherwise, sell all or substantially all of our assets, or all of the stock of the Company is acquired by a third party (each, a “Fundamental Transaction”). In the event of a Fundamental Transaction, all of the options will vest and Mr. Crain shall have the full term of such Options in which to exercise any or all of them, notwithstanding any accelerated exercise period contained in any such Option.

The employment agreement with Mr. Crain contains a change in control provision. If his employment is terminated following a change in control (other than for cause), then we must pay him a termination payment equal to 2.99 times his base salary in effect on the date of termination of his employment, any bonus to which he would have been entitled for a period of three years following the date of termination, any unpaid expenses and benefits, and for a period of three years provide him with all fringe benefits he was receiving on the date of termination of his employment or the economic equivalent. In addition, all of his unvested stock options shall immediately vest as of the termination date of his employment due to a change in control. A change in control is generally defined as the occurrence of any one of the following:

•
any "Person" (as the term "Person" is used in Section 13(d) and Section 14(d) of the Securities Exchange Act of 1934), except for our chief executive officer, becoming the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

•
a contested proxy solicitation of our stockholders that results in the contesting party obtaining the ability to vote securities representing 50% or more of the combined voting power of our then-outstanding securities;

•	a sale, exchange, transfer or other disposition of 50% or more in value of our assets to another Person or entity, except to an entity controlled directly or indirectly by us;

•
a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquiror immediately following the transaction, or a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

•
during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a  majority of the directors then still in office who were directors at  the beginning of the period.

Notwithstanding the foregoing, a "change of control" is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, us and any entity in which our chief executive officer has, directly or indirectly, at least a 25% equity or ownership interest; or (ii) in a transaction otherwise commonly referred to as a "management leveraged buy-out."

Directors' Compensation

We do not have any standard arrangements regarding payment of any cash or other compensation to our current directors for their services as directors or as members of any committee of our Board of Directors or for any special assignements, other than to reimburse them for their cost of travel and other out-of-pocket costs incurred to attend Board or Committee meetings or to perform any special arrangement on behalf of the Company.

Stock Incentive Plan

The Radiant Logistics, Inc. 2005 Stock Incentive Plan, (the "Stock Incentive Plan") covers 5,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and, at such time as the Plan is approved by our stockholders, incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

All stock options granted under the Stock Incentive Plan are exercisable for a period of up to ten years from the date of grant and are subject to vesting as determined by the Board upon grant. We may not grant incentive stock options pursuant to the Stock Incentive Plan at exercise prices which are less than the fair market value of the common stock on the date of grant. The term of an incentive stock option granted under the Stock Incentive Plan to a stockholder owning more than 10% of the issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the common stock on the date of grant. The Stock Incentive Plan contains certain limitations on the maximum number of shares of the common stock that may be awarded in any calendar year to any one individual for the purposes of Section 162(m) of the Code.

As of the date of this Report, there are outstanding options to purchase 2,425,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share, 1,000,000 of which are exercisable at $0.75 per share, and 425,000 of which are exercisable at $0.44 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of March 4, 2006, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. The address of each of the directors and executive officers listed below is c/o Airgroup, 1227 120th Avenue N.E., Bellevue, Washington 98005.

Name ofBeneficial Owner	Amount(1)		Percent of Class

Bohn H. Crain	7,500,000	(2)	22.3%

Stephen M. Cohen	2,500,000	(3)	7.4%

William H. Moultrie	113,637	(4)	(* )

Millenium Global High Yield Fund Limited 64 St. James Street London, U.K. SQ1A 1NF	2,875,000		8.5%

Michael Garnick 1528 Walnut Street Philadelphia, PA 19102	2,300,000		6.8%

SPH Investments, Inc. 111 Presidential Blvd., Suite 165 Bala Cynwyd, PA 19004	2,068,182		6.2%

All officers and directors as a group (3 persons)	10,113,637		30.0%
_____________________
 (*) Less than one percent

(1)
The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of March 4, 2006 pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 33,611,639 shares of common stock outstanding as of March 4, 2006.

(2)
Consists of shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power. Does not include 2,000,000 shares issuable upon exercise of options which are subject to vesting.

(3)	Consists of shares held of record by Mr. Cohen’s wife over which he has sole voting and dispositive power.

(4)	Does not include 50,000 shares issuable upon exercise of options which are subject to vesting.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity Compensation Plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	2,000,000	$0.625	3,000,000	(1)
Total	2,000,000	$0.625	3,000,000

(1) Consist of securities issuable upon exercise of options and restricted stock awards issuable under the Radiant Logistics, Inc. 2005 Stock Incentive Plan. A description of the material terms of The Radiant Logistics, Inc. 2005 Stock Incentive Plan is set forth in Item 10. Executive Compensation - Stock Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 11, 2006, Bohn H. Crain, our Chief Executive Officer and Chairman of the Board of Directors, and Stephen M. Cohen, our Secretary General Counsel and a Director, surrendered 5,712,500 and 1,904,166 shares of common stock, respectively, to the Company for cancellation.

On January 13, 2006 we entered into a five year employment agreement with Bohn H. Crain to serve as our Chief Executive Officer. On October 20, 2005 we issued options to Mr. Crain to purchase 2,000,000 shares of common stock. See “Item 10” “EXECUTIVE COMPENSATION- Employment and Option Agreements” above.

On February 10, 2006, the Company reimbursed Radiant Capital Partners LLC (“Radiant Capital”), an affiliate of Bohn H. Crain, $75,000 for amounts Radiant Capital had paid on behalf of the Company for financial advisory services paid to a financial advisor.

SMC Capital Advisors, Inc., a legal and financial advisory firm owned by Stephen Cohen, our Secretary, General Counsel and Director, provided approximately $50,000 of outside legal services to the Company in connection with the acquisition of Airgroup.

ITEM 13. EXHIBITS

Exhibit No.	Exhibit
2.1
Stock Purchase Agreement by and among Radiant Logistics, Inc., the Shareholders of Airgroup Corporation and William H. Moultrie (as Shareholders’ Agent) dated January 11, 2006, effective as of January 1, 2006. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

2.2
Registration Rights Agreement by and among Radiant Logistics, Inc. and the Shareholders of Airgroup Corporation dated January 11, 2006, effective as of January 1, 2006. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 filed on September 20, 2002).

3.2
Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005) (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 18, 2005).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 filed on September 20, 2002).

10.1
Form of Securities Purchase Agreement (representing the private placement of shares of common stock in October 2005) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 18, 2005).

10.2	Radiant Logistics, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed November 14, 2005).

10.3
Confidential Private Placement Memorandum dated November 1, 2005 (including Form of Registration Rights Provisions and Subscription Agreement) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 21, 2005).

10.4
Executive Employment Agreement dated January 11, 2006 by and between Airgroup Corporation and William H. Moultrie.(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.5
Form of Securities Purchase Agreement dated January 11, 2006 for the sale of 1,009,093 shares of common stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.6
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation and Bank of America, N.A. dated as of January 10, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.7
Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.8
Option Agreement dated January 11, 2006 by and between Radiant Logistics, Inc. and William H. Moultrie (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.9	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

14.1	Code of Business Conduct and Ethics (Filed herewith)

21.1	Subsidiaries of the Registrant (Filed herewith).

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Filed herewith)

32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(Filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by for the audit of our annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by it during those periods.

	2005	2004
Audit Fees:	$32,266	$10,000
Audit Related Fees:	0	0
Tax Fees:	0	0
All Other Fees:	0	0
Total:	$32,266	$10,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

Other Fees

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2005, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on March 14, 2006.

RADIANT LOGISTICS, INC.

By:	Bohn H. Crain

Bohn H. Crain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated:

SIGNATURE	TITLE	DATE
/s/ Stephen M. Cohen Stephen M. Cohen	Director , General Counsel and Secretary	March 14 2006

/s/ Bohn H. Crain Bohn H. Crain	Chairman and Chief Executive Officer	March 14, 2006

INDEX TO THE FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

AIRGROUP CORPORATION ( AS A PREDECESSOR BUSINESS)

Report of Independent Registered Public Accounting Firm	F-18

Balance Sheets	F-19

Statements of Income and Retained Earnings	F-20

Statements of Cash Flows	F-21

Notes to Financial Statements	F-22

(UNAUDITED) PRO FORMA
CONDENSED CONSOLIDATED FINANCIAL INFORMATION
RADIANT LOGISTICS, INC.

Basis of Presentation	F-28

Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 31, 2005	F-29

Unaudited Pro Forma Condensed Consolidated Statement of Income for the three month ended September 30, 2005	F-30

Unaudited Pro Forma Condensed Consolidated Statement of Income for the three months ended September 30,2004	F-31

Unaudited Pro Forma Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2005	F-32

Unaudited Pro Forma Condensed Consolidated Statement of Income for the fiscal year ended June 30, 2004	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Radiant Logistics, Inc.

We have audited the accompanying balance sheets of Radiant Logistics, Inc. (a development stage company) (formerly Golf Two, Inc.) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from March 15, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from March 15, 2001 (inception), to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 3, 2006

RADIANT LOGISTICS, INC.
(A Development Stage Entity- f/k/a/ Golf Two, Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2005	2004
Current assets -
cash and cash equivalents	$5,266,451	$19,487
other current assets	25,055	-
Total current assets	5,291,506	19,487
Other assets -
capitalized acquisition costs	15,907	-
	$5,307,413	$19,487

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities -
accounts payable and accrued expenses	$148,388	$2,000

Notes Payable, Stockholders (Note 2)	-	50,000
Total liabilities	148,388	52,000

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 31,135,849 and 25,964,179
shares at 2005 and 2004, respectively	12,590	7,418
Additional paid-in capital	5,488,707	153,307
Deficit accumulated during development stage	(342,272)	(193,238)

Total stockholders’ equity (deficit)	5,159,025	(32,513)
	$5,307,413	$19,487

The accompanying notes form an integral part of these financial statements.

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)
Statements of Operations

				FOR THE PERIOD
				FROM MARCH 15,
		FOR THE YEAR ENDED DECEMBER 31,		2001 (INCEPTION)
		2005	2004	TO DECEMBER 31, 2005
Net revenue		$-	$-	$-

General and administrative expenses		161,967	23,293	352,705

Loss from operations		(161,967)	(23,293)	(352,705)
Other income (expense):
Interest Income		14,433	-	14,733
Interest expense		(1,500)	(2,000)	(4,300)

Loss before provision for income taxes		(149,034)	(25,293)	(342,272)

Provision for income taxes		-	-	-

Net loss		$(149,034)	$(25,293)	$(342,272)

Net loss per common share - basic and dilutive:
Loss per common share	$	- $	-	$(0.01)

Weighted average common shares outstanding - basic and dilutive		26,490,427	25,964,179	22,375,245

The accompanying notes form an integral part of these financial statements.

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)
Statement of Stockholders’ Equity

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING	TOTAL
	COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	EQUITY (DEFICIT)
Balance at March 15, 2001, date of incorporation	$-	$-	$-	$-	$-

Issuance of Founders Shares for services at $0.001 per share (March 2001)
(Reflects 3.5:1 Stock Split; Note 3)	8,137,500	2,325	-	-	2,325
Capital contribution for office space	-	-	1,500	-	1,500

Net loss for the year ended December 31, 2001	-	-	-	(14,303)	(14,303)

Balance at December 31, 2001	8,137,500	2,325	1,500	(14,303)	(10,478)

Issuance of common stock for services at $0.03 per share (February 2002)	10,500,000	3,000	87,000	-	90,000

Issuance of common stock for cash at $0.03 per share (April 2002)	7,326,679	2,093	60,707	-	62,800

Capital contribution for office space and interest expense	-	-	1,400	-	1,400

Net loss for the year ended December 31, 2002	-	-	-	(123,572)	(123,572)

Balance at December 31, 2002	25,964,179	7,418	150,607	(137,875)	20,150

Capital contribution for office space and interest expense	-	-	1,500	-	1,500

Net loss for the year ended December 31, 2003	-	-	-	(30,070)	(30,070)

Balance at December 31, 2003	25,964,179	7,418	152,107	(167,945)	(8,420)

Capital contribution for office space	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2004	-	-	-	(25,293)	(25,293)

Balance at December 31, 2004	25,964,179	7,418	153,307	(193,238)	(32,513)

Issuance of common stock for cash at $0.44 per share (October 2005)	2,272,728	2,273	983,949	-	986,222

Issuance of common stock for cashat $0.44 per share (December 2005)	10,098,943	10,100	4,206,203	-	4,216,303

Issuance of common stock for servicesat $0.44 per share (December 2005)	500,000	500	29,000	-	29,500

Surrender of common stock (Note:3) (December 2005)	(7,700,001)	(7,701)	7,701	-	-

Forgiveness of debt and related interest in connection with change of control (Note:2)
(October 2005)	-	-	78,409	-	78,409

Capital contribution for office space	-	-	900	-	900

Compensation expense for stock options	-	-	29,238	-	29,238

Net loss for the year ended December 31, 2005	-	-	-	(149,034)	(149,034)

Balance at December 31, 2005	31,135,849	$12,590	$5,488,707	$(342,272)	$5,159025

The accompanying notes form an integral part of these financial statements.

RADIANT LOGISTICS, INC.
(A Development Stage Entity - f/k/a/ Golf Two, Inc.)
Statements of Cash Flows

				FOR THE PERIOD
				FROM MARCH 15,
		FOR THE YEAR ENDED DECEMBER 31,		2001 (INCEPTION)
		2005	2004	TO DECEMBER 31, 2005
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss		$(149,034)	$(25,293)	$(342,272)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
non-cash issuance of common stock (services)		29,500	-	121,825
non-cash contribution to capital (rent)		900	1,200	6,500
non-cash compensation expense (stock options)		29,238	-	29,238
non-cash contribution to capital (interest)		3,500	-	3.500

CHANGE IN ASSETS AND LIABILITIES -
other current assets		(25,054)	-	(25,054)
accounts payable and accrued expenses		146,387	(7,150)	148,387

Total adjustments		184,471	(5,950)	284,396

Net cash provided by (used for) operating activities		35,437	(31,243)	(57,876)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Capitalized acquisition costs		(15,907)	-	(15,907)

Net cash used for investing		(15,907)	-	(15,907)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from notes payable, stockholders		24,909	-	84,909
Proceeds from issuance of common stock		5,202,525	-	5,265,325
Payment on notes payable, stockholder		-	-	(10,000)

Net cash provided by financing activities		5,227,434	-	5,340,234

NET INCREASE (DECREASE) IN CASH		5,246,964	(31,243)	5,266,451
CASH, BEGINNING OF YEAR		19,487	50,730	-

CASH, END OF YEAR		$5,266,451	$19,487	$5,266,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid		$800	$800	$4,000

Interest paid	$	- $	-	$-

Supplemental Disclosure of Non-cash Financing Activities:

In April 2001, the Company entered into a $10,000 non-interest bearing note with a stockholder. The note was due upon demand and repaid in April 2002. The Company recorded $800 of interest expense on this note at 8% per annum as a contribution to capital for the period from March 15, 2001 (inception) to December 31, 2002.

An officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended December 31, 2005 and 2004 and for the period from March 15, 2001 (inception) to December 31, 2004 amounted to $900, 1,200, and $6,200, respectively.

In March 15, 2001, the Company issued 2,325,000 shares of its common stock in exchange for services to incorporate the Company, totaling $2,325. The Founder Shares were valued at the par value of the Company's common stock, which represented its fair market value on the date of issuance.

In February 2002, 10,500,000 shares of common stock were issued at $0.03 per share in exchange for prior services rendered for a total of $90,000, which represented its fair market value on the date of issuance.

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the years ended December 31, 2005 and 2004 and for the period from March 15, 2001 (inception) to December 31, 2004, the Company recorded interest expense of $1,200, $2,000 and $3,500, respectively, related to this note.

On March 1, 2005, the Company borrowed $24,909 from a stockholder in exchange for a non-interest bearing promissory note with principal due and payable in five years.

In October of 2005, and in conjunction with the change in control transaction, stockholders agreed to discharge $78,409 in notes and accumulated interest.

In December of 2005, 500,000 shares of common stock were issued to a financial advisor for financial advisory and investment banking services provided in connection with, among other things, our transition to a third-party logistics company at a price $0.44 per share.

The accompanying notes form an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATION AND BASIS OF PRESENTATION

Radiant Logistics, Inc., formerly known as Golf Two, Inc. (the "Company"), is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Delaware on March 15, 2001. Since inception, the Company planned to operate retail golf stores, however, in October 2005, in conjunction with a change in control transaction, the Company discontinued its former business model with the intention to reposition itself as a non-asset based transportation and supply chain management company. The Company completed the first phase of its business strategy completing the acquisition of Airgroup Corporation effective January 1, 2006. (See Note 5). As a result, through the 2005 calendar year, the Company had not produced revenues since inception and will continue to report as a development stage company through December 31, 2005.

The financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments). Which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.

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

Comprehensive Income (Loss)

The company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which requires comprehensive income and its components to be reported when a company has items of comprehensive income.  Comprehensive income includes net income plus other comprehensive income (i.e. certain revenues, expenses, gains, and losses reported as separate components of stockholders’ equity rather than in net income).  The Company has no items that represent other comprehensive income and, therefore has not included a schedule of other comprehensive income in these financial statements.

Basic and Diluted Income (Loss) per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2005 and 2004, the outstanding number of potentially dilutive common shares totaled 31,135,849 and 25,964,179 shares of common stock, including options to purchase 2,000,000 shares of common stock as December 31, 2005. There were no options outstanding at December 31, 2004. As the Company has net losses, their effect is anti-dilutive for all periods presented and has not been included in the diluted weighted average earnings per share as shown on the Statements of Operations

Provision for Income Taxes

The Company accounts for income taxes under SFAS 109,"Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The estimated fair values of cash, accounts receivable, accounts payable, and accrued expenses, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments.

Stock -Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

The Company issued its first employee options in October of 2005 granting an option to Mr. Crain to purchase 2,000,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share and the balance of which are exercisable at $0.75 per share. The options vest over a five year term. Concurrent with this initial grant, the Company adopted the fair value recognition provisions of SFAS123R. Compensation cost recognized during the three months ended December 31, 2005 includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of December 31, 2005.

The weighted average fair value of employee options granted during 2005 was $0.35. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

2005
Dividend yield	None
Expected volatility	117%
Average risk free interest rate	3.75%
Average expected lives	5.00 years

For the three months and year ended December 31, 2005, the Company recognized compensation costs of $29,238, as a result of the adoption of SFAS 123R.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

NOTE 2 - RELATED PARTY TRANSACTIONS

Office Space

Prior to the change of control transaction, a stockholder of the Company provided office space to the Company at $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the years ended December 31, 2005 and 2004 amounted to $900 and $1,200, respectively, and for the period from March 15, 2001 (inception) to December 31, 2005 amounted to $6,200.

Notes Payable, Stockholders

On November 5, 2003, the Company borrowed $50,000 from a stockholder in exchange for a promissory note with principal due and payable on November 5, 2008 and interest payable on the unpaid balance at 4% per annum. During October of 2005 and in conjunction with the change in control transaction, the stockholder to whom the Company owed the $50,000 note and $3,500 in accrued interest agreed to cancel the note and discharge all such indebtedness which is reflected as additional equity contributions to capital. Total interest expense for the years ended December 31, 2005 and 2004 amounted to $1,500 and $2,000, respectively, and for the period from March 15, 2001 (inception) to December 31, 2005 amounted to $3,500.

On March 1, 2005, the Company borrowed $24,909 from a stockholder in exchange for a non-interest bearing promissory note with principal due and payable in five years. During October of 2005 and in conjunction with the change in control transaction, the stockholder to whom the Company owed the $24,909 note agreed to cancel the note and discharge all such indebtedness which is reflected as additional equity contributions to capital.

Change of Control Transaction

On October 18, 2005, Bohn H. Crain and Stephen M. Cohen acquired 17,616,666 shares of the Company’s outstanding shares of common stock (constituting 67.9% of the Company’s outstanding shares) in privately negotiated purchases from the former officers and directors of the Company. Mr. Crain (through a control affiliate) acquired an aggregate of 13,212,500 shares from Mr. David Bennett and Mr. Daniel Bernstein for total consideration of $18,149. Mr. Cohen (through an affiliate) acquired 4,404,166 shares from Mr. Bernstein for total consideration of $6,050. Mr. Crain and Mr. Cohen used personal funds in order to purchase the shares from Mr. Bennett and Mr. Bernstein. The number of shares purchased gives effect to the stock dividend paid on October 21, 2005 discussed in Note 3.

NOTE 3 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2005, none of the shares were issued or outstanding.

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

In October 2005, the Company completed a private placement and issued 2,272,728 shares of its common stock at a purchase price of $0.44 per share for aggregate gross proceeds of $1,000,000. This placement yielded net proceeds of $986,222 for the Company, after the payment of out-of-pocket costs associated with the placement.

In December, 2005, the Company completed a private placement and issued 10,098,943 shares of its common stock at a purchase price of $0.44 per share for aggregate gross proceeds of $4.4 million. This placement yielded net proceeds of $4.2 million for the Company, after the payment of placement agent fees and other out-of-pocket costs associated with the placement.

In December, 2005, a total of 7,700,001 shares of common stock were surrendered to the Company for cancellation, including 5,712,500 shares surrendered by Bohn H. Crain our Chief Executive Officer and Chairman of the Board of Directors and 1,904,166 shares surrendered by Stephen M. Cohen, our Secretary General Counsel and a Director.

In December, 2005, the Company issued 500,000 shares of its common stockat a price of $0.44 per share in exchange for financial advisory and investment banking services provided in connection with, among other things, our transition to a third-party logistics.

NOTE 4 - PROVISION FOR INCOME TAXES

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

As of December 31, 2005, the Company had a net federal operating loss carryforward of $342,272, expiring in 2025. Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized.

During the year ended December 31, 2005, the valuation allowance increased by $149,034. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary is as follows:

Net operating loss carryforward	$342,272
Effective tax rate	34%

Deferred tax asset	116,372
Valuation allowance	(116,372)

Net deferred tax asset	$-

NOTE 5 - SUBSEQUENT EVENTS

Acquisition of Airgroup Corporation

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup Corporation (“Airgroup”). Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world. See the Company’s Form 8-K filed on January 18, 2006 for additional information.

The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing; (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 90% of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The following unaudited pro forma information is presented as if the acquisition of Airgroup had occurred on January 1, 2004 (in thousands, except earnings per share):

	Year ended December 31,
	2005	2004
Total revenue	$53,871	$47,246
Income from continuing operations	1,466	1,676
Net income	862	991
Earnings per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

In January of 2006, the Company entered into a $10.0 million secured credit facility with Bank of America, N.A with a term of two years (the “Facility”). The Facility is collateralized by the Company’s accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at prime (7.25% at December 31, 2005) minus 1.00% or LIBOR (4.39% at December 31, 2005) plus 1.55% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 75% of the Company’s eligible accounts receivable.

In January of 2006, the Company issued 1,009,093 shares of its common stock to a limited number of Airgroup shareholders and employees for aggregate gross proceeds of $444,000; from which no underwriting discounts or commissions were paid.

In February 2006, the Company issued 1,466,697 shares of its common stock to a limited number of Airgroup exclusive sales agents and their employees, key Airgroup employees and a limited number of other investors for aggregate gross proceeds of $645,000; from which no underwriting discounts or commissions were paid.

Employment Agreements

On January 11, 2006 Airgroup entered into an employment agreement with William H. Moultrie to serve as the President of Airgroup through June 30, 2009.

On January 13, 2006 the Company entered into an employment agreement with Bohn H. Crain to serve as our Chief Executive Officer through January 10, 2011.

Other Reimbursements

On February 10, 2006, the Company reimbursed Radiant Capital Partners LLC (“Capital Partners”), a control affiliate of Bohn H. Crain, $75,000 for amounts Capital Partners had paid on behalf of the Company for financial advisory services.

AIRGROUP CORPORATION
REPORT ON AUDITS OF FINANCIAL STATEMENTS

Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Unaudited)

AIRGROUP CORPORATION

Contents
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Unaudited) Pages

Financial Statements
Independent Auditors' Report	F-18

Balance Sheets	F-19

Statements of Income and Retained Earnings	F-20

Statements of Cash Flows	F-21

Notes to Financial Statements	F-22 - F-27

Independent Auditors' Report

Stockholders
Airgroup Corporation
Bellevue, WA

We have audited the accompanying balance sheets of Airgroup Corporation as of June 30, 2005 and 2004, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airgroup Corporation as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
December 1, 2005

AIRGROUP CORPORATION

Balance Sheets
	June 30,		September 30,
	2005	2004	2005
			(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$2,394,509	$2,131,885	$2,434,461
Accounts receivable, net of allowance for
doubtful accounts of approximately $218,000,
$188,000 and $218,000, respectively	8,142,302	6,974,899	8,157,265
Other receivables	34,342	44,917	39,040
Prepaid freight charges	674,034	-	721,504
Prepaid income taxes	-	140,694	-
Prepaid expenses and other current assets	55,837	46,796	30,805
Deferred income taxes	221,000	-	221,000
Total Current Assets	11,522,024	9,339,191	11,604,075

Restricted Cash	253,820	253,820	253,820
Equipment and Furniture, net	261,071	203,683	250,957
Employee Loan Receivable	200,000	-	200,671
Investment in Real Estate	20,000	20,000	20,000
Deposits	2,250	1,700	19,294
Total Assets	$12,259,165	$9,818,394	$12,348,817

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable, trade	$1,222,279	$1,426,443	$410,509
Accrued transportation costs	4,959,817	3,240,116	5,648,848
Commissions payable	985,906	972,798	745,184
Accrued payroll, benefits and other	542,619	450,211	493,493
Income taxes payable	1,427,306	-	1,598,306
Deferred income taxes	-	1,087,000	-
Total Current Liabilities	9,137,927	7,176,568	8,896,340

Commitments and Contingencies

Stockholders' Equity:
Common stock, $10 par value; 10,000 shares authorized,
158 shares issued and outstanding	1,580	1,580	1,580
Additional paid-in capital	55,620	55,620	55,620
Retained Earnings	3,064,038	2,584,626	3,395,277
Total Stockholders' Equity	3,121,238	2,641,826	3,452,477
Total Liabilities and Stockholders' Equity	$12,259,165	$9,818,394	$12,348,817

See notes to financial statements.

AIRGROUP CORPORATION

Statements of Income and Retained Earnings
	Years Ended		Three Months Ended
	June 30,		September 30,
	2005	2004	2005	2004
			(Unaudited)	(Unaudited)

Revenue	$51,521,105	$42,971,762	$13,433,532	$11,275,149
Cost of Transportation	29,957,182	22,831,478	8,664,119	6,487,097

Gross Profit	21,563,923	20,140,284	4,769,413	4,788,052

Costs and Expenses:
Agent commissions	15,987,807	14,912,247	3,466,343	3,793,314
Personnel costs	3,398,765	3,303,600	505,695	501,984
Selling, general and administrative costs	1,313,414	1,144,640	265,909	274,306
Depreciation	113,793	186,546	30,062	28,800
Total Costs and Expenses	20,813,779	19,547,033	4,268,009	4,598,404

Income from Operations	750,144	593,251	501,404	189,648

Other Income (Expense):
Interest income	14,577	12,867	861	(302)
Interest expense	(29)	(154)	(26)	-
Total Other Income	14,548	12,713	835	(302)

Income Before Provision for Income Taxes	764,692	605,964	502,239	189,346

Provision for Income Taxes	260,000	198,832	171,000	64,000

Net Income	504,692	407,132	331,239	125,346
Retained Earnings, Beginning of Period	2,584,626	2,202,774	3,064,038	2,584,626
Stockholder Distributions	(25,280)	(25,280)	-	-

Retained Earnings, End of Period	$3,064,038	$2,584,626	$3,395,277	$2,709,972

See notes to financial statements.

AIRGROUP CORPORATION

Statements of Cash Flows
	Years Ended		Three Months Ended
	June 30,		September 30,
	2005	2004	2005	2004
			(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net income	$504,692	$407,132	$331,239	$125,346
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for doubtful accounts	30,000	58,000	-	-
Deferred income taxes	(1,308,000)	161,000	-	-
Depreciation	113,793	186,546	30,062	28,800
Decrease (increase) in operating assets:
Accounts receivable	(1,197,403)	(2,335,050)	(14,963)	423,304
Prepaid freight charges	(674,034)	-	(47,470)	-
Prepaid income taxes	140,694	(22,168)	-	64,000
Prepaid expenses and other current assets	1,534	(65,542)	19,663	6,637
Other assets	(550)	(1,700)	(17,044)	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable	(204,164)	353,113	(811,770)	(166,941)
Accrued transportation costs	1,719,701	875,820	689,031	281,893
Commissions payable	13,108	450,517	(240,722)	257,372
Accrued payroll, benefits and other	92,408	(6,717)	(49,126)	115,290
Income taxes payable	1,427,306	-	171,000	-
Total adjustments	154,393	(346,181)	(271,339)	1,000,355
Net Cash Provided by Operating Activities	659,085	60,951	59,900	1,125,701

Cash Flows from Investing Activities:
Loan to employee	(200,000)	-	-	-
Repayment of employee loans	-	128,584	-	-
Acquisition of equipment	(171,181)	(249,044)	(19,948)	(25,328)
Net Cash Used in Investing Activities	(371,181)	(120,460)	(19,948)	(25,328)

Cash Flows from Financing Activities:
Distributions to stockholders	(25,280)	(25,280)	-	-
Net Cash Used in Financing Activities	(25,280)	(25,280)	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	262,624	(84,789)	39,952	1,100,373
Cash and Cash Equivalents, beginning of period	2,131,885	2,216,674	2,394,509	2,131,885
Cash and Cash equivalents, end of period	$2,394,509	$2,131,885	$2,434,461	$3,232,258

See notes to financial statements.

AIRGROUP CORPORATION
Notes to Financial Statements
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Information with respect to the three months ended September 30, 2005 and 2004 is unaudited)

1.	Summary of Significant Accounting Policies

Nature of business - Airgroup Corporation (the "Company") is a non-asset based freight forwarding and logistics provider and has a network of offices in cities throughout the United States. The Company was incorporated in the State of Washington.

The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company’s network of offices is in 35 cities throughout the United States, 34 of which have exclusive agency relationships and one operated by the Company.

Revenue recognition - As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers.

In accordance with Emerging Issues Task Force ("EITF") 91-9 "Revenue and Expense Recognition for Freight Services in Process", revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. Ongoing provision is made for doubtful receivables, discounts, returns and allowances.

The Company recognizes revenue on a gross basis, in accordance with EITF 99-19, "Reporting Revenue Gross versus Net", as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. The Company, at its sole discretion, sets the prices charged to customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. The Company, in most cases, does determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company assumes credit risk for the amount billed to the customer.

Cash and cash equivalents - The Company considers all short-term instruments purchased with maturities of three months or less to be cash equivalents.

Restricted cash - Restricted cash consists of cash bonds posted in connection with surety agreements.

Allowance for doubtful accounts - Losses from uncollectible accounts are provided for by utilizing the allowance for doubtful accounts method based upon management's estimate of uncollectible accounts. Management specifically analyzed accounts receivable and analyzes potential bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating the allowance for doubtful accounts.

Equipment and furniture - Equipment and furniture are recorded at cost and are depreciated over the estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations are capitalized.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates underlying the Company's financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance.

AIRGROUP CORPORATION
Notes to Financial Statements
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Information with respect to the three months ended September 30, 2005 and 2004 is unaudited)

Income taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Concentration of credit risk - The Company invests its excess cash in deposits and money market accounts with major financial institutions and has not experienced losses related to these investments.

The Company's accounts receivable is composed of significant foreign and domestic accounts. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

Foreign Currency Transactions - In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences in accordance with Statement of Financial Accounting Standard Number 52, "Foreign Currency Translation", and accounts for the gains or losses in operations. For all periods presented, these amounts were immaterial to the Company's operations.

Recent Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This pronouncement will not affect the Company as the Company does not engage in these types of transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The pronouncement will not affect the Company as the Company does not engage in these types of transactions.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Non-public entities will be required to apply Statement 123(R) as of the first annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

AIRGROUP CORPORATION
Notes to Financial Statements
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Information with respect to the three months ended September 30, 2005 and 2004 is unaudited)

In December 2004, the FASB issued two Staff Positions, FSP 109-1 "Accounting for Income Taxes" to the tax deduction on "Qualified Production Activities Provided by the American Job Creation Act of 2004", and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004." Neither of these pronouncements had an effect on the Company as the Company does not participate in the related activities.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and the modification of employee share options prior to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006.

On December 23, 2003, the FASB issued FASB Statement No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and provide certain expected rates of return and other informational disclosures. Statement 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The new standard provides that companies with foreign plans may defer certain disclosures associated with those plans until fiscal years ending after June 15, 2004. Finally, like the original Statement 132, the FASB permits reduced disclosures for nonpublic entities, and many of the additional disclosures required of nonpublic entities may be deferred until fiscal years ending after June 15, 2004. To assist companies in understanding the new rules and their purpose, the FASB has also issued FASB Statement No. 132 (Revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits, Frequently Asked Questions". In addition, FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", addresses certain situations with respect to employers which provide for prescription drug coverage as part of their benefit plans. The FSP requires additional disclosures beyond that required by Statement 132(R) and permits companies to reflect the provisions in FSP FAS 106-1 in calendar year-end financial statements in certain situations. FSP FAS 106-2, which has the same title as FSP FAS 106-1, supersedes FSP FAS 106-1 upon its effective date. This pronouncement will not affect the Company, as the Company does not engage in these types of transactions.

AIRGROUP CORPORATION
Notes to Financial Statements
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Information with respect to the three months ended September 30, 2005 and 2004 is unaudited)

Interim Financial Statements - The unaudited financial statements as of September 30, 2005 and for the three months ended September 30, 2005 and 2004 reflect all adjustments necessary (consisting only of normal recurring nature) to present fairly the Company’s financial position as of September 30, 2005, and the results of operations and cash flows for the three month periods ended September 30, 2005 and 2004.

2.	Equipment and Furniture, Net

Equipment and furniture, at cost, consists of the following:

		June 30,		September 30,
	Useful Lives	2005	2004	2005
				(Unaudited)

Computers and Equipment	3 to 7 years	$1,215,354	$1,054,510	$1,233,990
Furniture and Fixtures	5 to 7 years	182,176	178,252	182,176
Vehicles	5 years	64,097	64,097	64,097
		1,461,627	1,296,859	1,480,263
Less Accumulated Depreciation		1,200,556	1,093,176	1,229,306
		$261,071	$203,683	$250,957

3.	Employee Loan Receivable

Employee loan receivable at June 30, 2005 and September 30, 2005 consists of a $200,000 loan, to an officer of the Company, which bears interest at 4% per annum, until November 2009 when any outstanding principal and accrued interest is due and payable.

4.	Income Taxes

The Company files U.S. federal income tax returns. There is no state or local tax on income in Washington State; as such no provision for state and local taxes has been made.

The provision for income taxes is comprised of the following:

	Years Ended June 30,		Three Months Ended September 30,
	2005	2004	2005	2004
			(Unaudited)

Current:
Federal	$1,568,000	$37,832	$171,000	$64,000
Deferred:
Federal	(1,308,000)	161,000	-	-
Provision for Income Taxes	$260,000	$198,832	$171,000	$64,000

AIRGROUP CORPORATION
Notes to Financial Statements
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Information with respect to the three months ended September 30, 2005 and 2004 is unaudited)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years Ended June 30,		Three Months Ended September 30,
	2005	2004	2005	2004
			(Unaudited)

U.S. Federal Statutory Income Tax Rate	34.0%	34.0%	34.0%	34.0%
Effect of Graduated Tax Rates	0.0	(1.2)	0.0	0.0
Effective Tax Rate	34.0%	32.8%	34.0%	34.0%

The components of the net deferred tax assets (liabilities) are as follows:

	June 30,		September 30,
	2005	2004	2005
			(Unaudited)

Deferred Tax Assets:
Accrued sick and vacation	$78,000	$64,000	$78,000
Accrued compensation	79,000	83,000	79,000
Allowance for doubtful accounts	74,000	192,000	74,000
Other	-	15,000	-
Total Deferred Tax Assets	231,000	354,000	231,000

Deferred Tax Liabilities:
Deferred revenue	-	(1,431,000)	-
Depreciation	(10,000)	(10,000)	(10,000)
Total Deferred Tax Liabilities	(10,000)	(1,441,000)	(10,000)
Net Deferred Tax Asset (Liability)	$221,000	$(1,087,000)	$221,000

5.	Operating Lease Commitments

The Company leases various office and warehouse space under non-cancelable operating leases expiring at various dates through December 2010. Certain leases also require the Company to pay a monthly common area maintenance charges. Rent expense approximated $201,000 and $192,000, respectively, for the years ended June 30, 2005 and 2004, and $60,000 and $75,000 for the three months ended September 30, 2005 and 2004.

The approximate minimum future lease commitments as of June 30, 2005 are as follows:

Year Ending June 30,

2006	$64,000
2007	76,000
2008	64,000
2009	64,000
2010	64,000
Thereafter	32,000

AIRGROUP CORPORATION
Notes to Financial Statements
Years Ended June 30, 2005 and 2004 and the Three Months Ended September 30, 2005 and 2004 (Information with respect to the three months ended September 30, 2005 and 2004 is unaudited)

6.	Supplementary Disclosure of Cash Flow Information

During the years ended June 30, 2005 and 2004, cash paid for interest totaled approximately $30 and $150, respectively. During the three months ended September 30, 2005 and 2004, cash paid for interest totaled approximately $30 and $0, respectively.

7.	Subsequent Event

On September 19, 2005, the Company’s stockholders entered into a letter of intent to sell all of the outstanding shares of common stock to Radiant Logistics, Inc. (a publicly traded company) for an approximate sales price of $10,000,000 in cash, plus certain earn-out payments, in stock and cash, contingent on future performance goals of the Company, as defined.

RADIANT LOGISTICS, INC.
PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Basis of Presentation

In January of 2006, Radiant Logistics, Inc. (“Radiant”) acquired 100 percent of the outstanding stock of Airgroup Corporation, a privately held Washington corporation. The total value of the transaction was up to $14.0 million, consisting of cash of $9.5 million at closing, a subsequent installment payment of $500,000 payable in two years, a contingent payment of $600,000 payable in one year, and a five year earn-out arrangement of up to a total of $3.4 million based upon the future financial performance of Airgroup payable in shares of Radiant’s common stock. With respect to the earn-out arrangement, $1.9 million is payable in Company common stock in equal installments over a three-year earn-out period commencing July 1, 2006 based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year. In the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. The $1.5 million balance of the earnout is payable in Company common stock at the end of a five-year earn-out period. Under this arrangement, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations of Airgroup in excess of $15,000,000 generated during the five-year earn-out period commencing July 1, 2006, up to a maximum of $1,500,000.

These contingent payments will be accounted for as additional cost of Airgroup when the contingencies are resolved and the consideration is issued or becomes issuable. Accordingly, the purchase price allocation presented herein is preliminary and includes only the $9.5 million paid at closing plus the $0.5 million payment due January 11, 2008.

The following unaudited pro forma condensed consolidated balance sheet at September 30, 2005 presents Radiant’s acquisition of Airgroup as if it had occurred on September 30, 2005. The unaudited pro forma condensed consolidated statement of income for the fiscal years ended June 30, 2005 and 2004 and the three months ended September 30, 2005 and 2004 presents Radiant’s acquisition of Airgroup as if it had occurred at the beginning of each reporting period.

The customer related and intangible asset was valued using an income approach and is being amortized using an accelerated method that approximates the expected future economic benefit of the intangible. The covenant not to compete is also valued using an income approach and is being amortized on a straight-line basis over the five year life of the agreement. Other detailed assumptions used to prepare the unaudited pro forma condensed consolidated financial information are contained in the accompanying explanatory notes.

The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would have actually been reported had the transaction been consummated at the dates mentioned above or which may be reported in the future. This unaudited pro forma condensed consolidated financial information is based upon the respective historical financial statements of Radiant and Airgroup and should be read in conjunction with those statements and the related notes.

RADIANT LOGISTICS, INC.
Unaudited Pro Forma Condensed Consolidated Balance Sheet
September 30, 2005
(amounts in thousands)

	Historical Statements
			Equity Issued			Acquistion
	Radiant Logistics, Inc	Airgroup	Pro Forma			Pro Forma			Pro Forma
	(f/k/a Golf Two, Inc.)	(Audited)	Adjustments			Adjustments			(Unaudited)

Current assets:
Cash and cash equivalents	$-	$2,434	$5,000	(a	)	$(9,650)	(c	)	$284
						2,500	(d	)
Accounts receivable, net		8,157							8,157
Other current assets		1,013							1,013

Total current assets	-	11,604	5,000			(7,150)			9,454

Goodwill, net		-				4,108	(e	)	4,108
Furniture and equipment, net		251							251
Other assets	9	494				2,590	(f	)	3,093

Total Assets	$9	$12,349	$5,000			$(452)			$16,906

Current liabilities:
Accounts payable	$4	$411	$(4)	(b	)				$411
Accrued transportation costs		5,649							5,649
Income taxes payable		1,598							1,598
Other current liabilities		1,239							1,239

Total current liabilities	4	8,897	(4)			-			8,897

Credit Facility						2,500	(d	)	2,500
Notes Payable	75		(75)	(b	)				-
Other Liabilities						500	(g	)	500

Total liabilities	79	8,897	(79)			3,000			11,897

Stockholders' equity
Common stock	7	1	12	(a	)	(1)	(h	)	19
Additional paid in capital	154	56	4,988	(a	)	(56)	(h	)	5,221
			79	(b	)
Accumulated earnings/(deficit)	(231)	3,395				(3,395)	(h	)	(231)

Total stockholders' equity	(70)	3,452	5,079			(3,452)			5,009

Total Liabilities and Equity	$9	$12,349	$5,000			$(452)			$16,906

(a)	To reflect net equity proceeds of approximately $5.0 million in cash.

(b)	To reflect the foregiveness of shareholder loans and interest foregiven in connection with the change of control transaction.

(c)	To reflect payment of $9.5 million in cash at closing plus approximately $150,000 of capitalized closing costs.

(d)	To reflect anticipated advances under the bank facility in connection with the transaction.

(e)	To reflect the excess of the acquisition costs over the estimated fair value of net assets acquired (goodwill).

(f)	To reflect the value assigned to acquired intangibles

(g)	To reflect $0.5 million payable on the two-year anniversary of the closing.

(h)	To reflect the elimination of the stockholders' equity accounts of Airgroup.

RADIANT LOGISTICS, INC.
Unaudited Pro Forma Condensed Consolidated Statement of Income
For the Three Months Ended September 30, 2005
(amounts in thousands, except share and per share information)

	Historical Statements
			Equity Issued	Acquistion
	Radiant Logistics, Inc	Airgroup	Pro Forma	Pro Forma			Pro Forma
	(f/k/a Golf Two, Inc.)	(Audited)	Adjustments	Adjustments			(Unaudited)
Transportation revenue	$-	$13,433	$-	$-			$13,433
Cost of transportation	-	8,664	$-	-			8,664

Net transportation revenue	-	4,769	-	-			4,769

Agent commission		3,466					3,466
Personnel Costs		506	-	(83)	(x	)	423
Other SG&A	14	266					280
Depreciation & Amortization		30	-	144	(y	)	174

Income from operations	(14)	501	-	(61)			426

Other income (expense)	(1)	1		(44)			(44)

Income before income taxes	(15)	502	-	(105)			382
Income taxes	-	171		(41)	(z	)	130

Net income attributable to	$(15)	$331	$-	$(64)			$252
common stockholders

Basic and diluted earnings per common share							0.01

Basic and diluted weighted average common							25,964,179
shares outstanding

(w)	To reflect contractual reduction in officers' and related family members' compensation at Airgroup.

(x)	To reflect amortization of acquired identifiable intangibles.

(y)	To reflect interest expense on advances under the bank facility.

(z)	To reflect estimated federal/state income tax expense at a rate of 34%.

RADIANT LOGISTICS, INC.
Unaudited Pro Forma Condensed Consolidated Statement of Income
For the Three Months Ended September 30, 2004
(amounts in thousands, except share and per share information)

	Historical Statements
			Equity Issued	Acquistion
	Radiant Logistics, Inc	Airgroup	Pro Forma	Pro Forma			Pro Forma
	(f/k/a Golf Two, Inc.)	(Audited)	Adjustments	Adjustments			(Unaudited)
Transportation revenue	$-	$11,275	$-	$-			$11,275
Cost of transportation	-	6,487	$-	-			6,487

Net transportation revenue	-	4,788	-	-			4,788

Agent commission		3,793					3,793
Personnel Costs		502	-	(106)	(w	)	396
Other SG&A	6	274					280
Depreciation & Amortization		30	-	144	(x	)	174

Income from operations	(6)	189	-	(38)			145

Other income (expense)	(1)	-		(44)	(y	)	(45)

Income before income taxes	(7)	189	-	(82)			100
Income taxes	-	64		(30)	(z	)	34

Net income attributable to	$(7)	$125	$-	$(52)			$66
common stockholders

Basic and diluted earnings per common share							0.00

Basic and diluted weighted average common							25,964,179
shares outstanding

(w)	To reflect contractual reduction in officers' and related family members' compensation at Airgroup.

(x)	To reflect amortization of acquired identifiable intangibles.

(y)	To reflect interest expense on advances under the bank facility.

(z)	To reflect estimated federal/state income tax expense at a rate of 34%.

RADIANT LOGISTICS, INC.
Unaudited Pro Forma Condensed Consolidated Statement of Income
Fiscal Year ended June 30, 2005
(amounts in thousands, except share and per share information)

	Historical Statements
			Equity Issued	Acquistion
	Radiant Logistics, Inc	Airgroup	Pro Forma	Pro Forma			Pro Forma
	(f/k/a Golf Two, Inc.)	(Audited)	Adjustments	Adjustments			(Unaudited)
Transportation revenue	$-	$51,521	$-	$-			$51,521
Cost of transportation	-	29,957	$-	-			29,957

Net transportation revenue	-	21,564	-	-			21,564

Agent commission		15,988					15,988
Personnel Costs		3,399	-	(1,443)	(w	)	1,956
Other SG&A	29	1,313					1,342
Depreciation & Amortization		114	-	574	(x	)	688

Income from operations	(29)	750	-	869			1,590

Other income (expense)	(2)	15		(175)	(y	)	(162)

Income before income taxes	(31)	765	-	694			1,428
Income taxes	-	260		226	(z	)	486

Net income attributable to	$(31)	$505	$-	$468			$942
common stockholders

Basic and diluted earnings per common share							0.04

Basic and diluted weighted average common							25,964,179
shares outstanding

(w)	To reflect contractual reduction in officers' and related family members' compensation at Airgroup.

(x)	To reflect amortization of acquired identifiable intangibles.

(y)	To reflect interest expense on advances under the bank facility.

(z)	To reflect estimated federal/state income tax expense at a rate of 34%.

RADIANT LOGISTICS, INC.
Unaudited Pro Forma Condensed Consolidated Statement of Income
Fiscal Year ended June 30, 2004
(amounts in thousands, except share and per share information)

	Historical Statements
			Equity Issued	Acquistion
	Radiant Logistics, Inc	Airgroup	Pro Forma	Pro Forma			Pro Forma
	(f/k/a Golf Two, Inc.)	(Audited)	Adjustments	Adjustments			(Unaudited)
Transportation revenue	$-	$42,972	$-	$-			$42,972
Cost of transportation	-	22,832	$-	-			22,832

Net transportation revenue	-	20,140	-	-			20,140

Agent commission		14,912					14,912
Personnel Costs		3,304	-	(1,564)	(w	)	1,740
Other SG&A	31	1,145					1,176
Depreciation & Amortization		186	-	574	(x	)	760

Income from operations	(31)	593	-	990			1,552

Other income (expense)	(1)	13		(175)	(y	)	(163)

Income before income taxes	(32)	606	-	815			1,389
Income taxes	-	199		273	(z	)	472

Net income attributable to	$(32)	$407	$-	$542			$917
common stockholders

Basic and diluted earnings per common share							0.04

Basic and diluted weighted average common							25,964,179
shares outstanding

(w)	To reflect contractual reduction in officers' and related family members' compensation at Airgroup.

(x)	To reflect amortization of acquired identifiable intangibles.

(y)	To reflect interest expense on advances under the bank facility.

(z)	To reflect estimated federal/state income tax expense at a rate of 34%.