Form 10-Q
period 2006-03-31
RADIANT LOGISTICS, INC
filed 2006-05-17
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  _____________

Commission File Number: 000-50283

RADIANT LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3625550
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

 1227 120th Avenue N.E., Bellevue, WA 98005
Address of Principal Executive Offices)

(425) 943-4599
(Issuer’s Telephone Number, including Area Code)

N/A
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: There were 33,611,639 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 8, 2006.

RADIANT LOGISTICS, INC.

(f/k/a Golf Two, Inc.)

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(unaudited)

Current assets -
Cash and cash equivalents	$730,613	$5,266,451
Accounts receivable, net of allowance	6,622,257	-
for doubtful accounts of approximately $353,000
Other receivables	102,637	25,055
Prepaid expenses and other current assets	183,186	-
Total current assets	7,638,693	5,291,506

Goodwill and acquired intangibles, net	7,676,722	-
Furniture and equipment, net	242,103	-
Employee loan receivable	119,900	-
Investment in real estate	20,000	-
Deposits and other assets	55,602	15,907

	$15,753,020	$5,307,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
Accounts payable	$3,979,039	$-
Accrued transportation costs	1,062,362	-
Commissions payable	249,586	-
Other accrued costs	536,013	148,388
Income taxes payable	1,009,135	-
Total current liabilities	6,836,135	148,388

Long term debt	1,781,070	-
Deferred tax liability	874,412	-
Total liabilities	9,491,617	148,388

Commitments & contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized;
33,611,639 issued and outstanding	15,067	12,590
Additional paid-in capital	6,615,719	5,488,707
Accumulated deficit	(369,383)	(342,272)

Total Stockholders’ equity	6,261,403	5,159,025

	$15,753,020	$5,307,413

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenue	$11,842,717	$-
Cost of transportation	7,479,707	-
Net revenues	4,363,010	-

Agent Commissions	3,197,709	-
Personnel costs	639,087	-
Selling, general and administrative expenses	447,008	13,830
Depreciation and amortization	206,103	-

Loss from operations	(126,897)	(13,830)

Other income (expense):
Interest income	11,466	-
Interest expense	(13,324)	(500)

Loss before income tax expense (benefit)	(128,755)	(14,330)

Income tax expense (benefit)	(101,645)	-

Net loss	$(27,110)	$(14,330)

Net loss per common share - basic and diluted	$0.00	$0.00
Weighted average basic and diluted
common shares outstanding	32,754,957	25,964,179

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2006	31,135,849	$12,590	$5,488,708	$(342,273)	$5,159,025

Issuance of common stock for cash
at $0.44 per share (January 2006)(unaudited)	1,009,093	1,010	442,673	-	443,683
Issuance of common stock for cash
at $0.44 per share (February 2006)(unaudited)	1,466,697	1,467	641,528	-	642,995
Share based compensation	-	-	42,810	-	42,810
Net loss for the three months ended
March 31, 2006 (unaudited)	-	-	-	(27,110)	(27,110)
Balance at March 31, 2006	33,611,639	$15,067	$6,615,719	$(369,383)	$6,261,403

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	FOR THE THREE MONTHS ENED MARCH 31,
	2006	2005
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net loss	$(27,110)	$(14,330)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash contribution to capital (rent)	-	300
non-cash compensation expense (stock options)	42,810	-
amortization of intangibles	170,200	-
depreciation and amortization	(21,965)	-
allowance for doubtful accounts	135,000	-

CHANGE IN ASSETS AND LIABILITIES -
Prepaid expenses and other current assets	1,672,183	-
accounts payable and accrued expenses	(2,223,497)	4,247
Total adjustments	(225,269)	4,457
Net cash provided by (used for)
operating activities	(252,379)	(9,783)
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Acquisition of Airgroup, net of acquired cash (See Note 3)	(7,302,220)	-
Proceeds from sale of investments	208,236	-

Net cash used for investing	(7,093,984)	-
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from notes payable, stockholders	24,909
Proceeds from issuance of common stock	1,086,679	-
Net proceeds from credit facility	1,281,070	-
Payment of credit facility fees	(57,224)	-
Long term debt for acquisition	500,000	-
Net cash provided by financing activities	2,810,525	24,909
NET INCREASE (DECREASE) IN CASH	(4,535,838)	15,126
CASH, BEGINNING OF THE PERIOD	5,266,451	19,487
CASH, END OF PERIOD	$730,613	$34,613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$524,907	$800
Interest paid	$13,324	$-

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash financing activities:

In the first quarter of 2005, an officer of the Company provides office space to the Company for $100 per month on a month-to-month basis, which was recorded as a contribution to capital. Total office expense for the three months ended March 31, 2005 amounted to $300.

On March 1, 2005, the Company was loaned $24,909 by a stockholder in exchange for a promissory note which was non-interest bearing. Interest was not imputed as the amount would be immaterial to the financial position at March 31, 2005 and results of operations over the 5 years of accretion.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - NATURE OF OPERATION AND BASIS OF PRESENTATION

General

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc”) (the “Company”) was formed under the laws of the state of Delaware on March 15, 2001 and from inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, our management team consisting of Bohn H. Crain and Stephen M. Cohen completed a change of control transaction when they acquired a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, we: (i) elected to discontinue the Company’s former business model; (ii) repositioned ourselves as a global transportation and supply chain management company; and (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus.

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

Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria, and second, the continued availability of capital and financing resources sufficient to complete these acquisitions. As to our first factor, following our recent acquisition of Airgroup Corporation (“Airgroup”), we have identified a number of additional companies that may be suitable acquisition candidates and are in preliminary discussions with a select number of them. As to our second factor, our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities, neither of which can be assured.

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

Prior to our acquisition of Airgroup, we operated as a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2006 and the Company’s consolidated results of operations and cash flows for the three months ended March 31, 2006 have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on March 17, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for stock options, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

b) Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations.

c) Concentration

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

d) Goodwill

We follow the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time.

e) Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

f)  Commitments

The company has operating lease commitments some of which are for office and warehouse space and are under non-cancelable operating leases expiring at various dates through December 2010. Annual commitments, 2006 through 2010, respectively, are $76,000, $64,000, $64,000, $64,000, and $32,000 thereafter.

g)  Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

h)  Revenue Recognition and Purchased Transportation Costs

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

As a non-asset based carrier, we do not own transportation assets. We generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. In accordance with Emerging Issues Task Force ("EITF") 91-9 "Revenue and Expense Recognition for Freight Services in Process", revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. At the time when revenue is recognized on a transportation shipment, the Company records costs related to that shipment based on the estimate of total purchased transportation costs. The estimates are based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

i)  Share based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative. The Company adopted statement 123R in October 2005 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

j)  Basic and Diluted Income (Loss) Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2006 and 2005, the outstanding number of potentially dilutive common shares totaled 35,179,957 and 25,964,179 shares of common stock, including options to purchase 2,425,000 shares of common stock at March 31, 2006. There were no options outstanding at March 31, 2005. As the Company has net losses, their effect is anti-dilutive for all periods presented and has not been included in the diluted weighted average earnings per share as shown on the Statements of Operations.

NOTE 3 - ACQUISITION OF AIRGROUP

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

The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 90% of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The acquisition, which provided the platform operation for the Company’s consolidation strategy, was accounted for as a purchase and accordingly, the results of operations and cash flows of Airgroup have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition. At March 31, 2006 the total purchase price, including acquisition expenses of $104,030, but excluding the contingent consideration, was $10,104,030. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at January 1, 2006:

Current assets	$11,412,049
Furniture and equipment	289,333
Other assets	399,251
Goodwill and other intangibles	7,846,922
Total acquired assets	19,947,555
Current liabilities assumed	8,911,245
Long term deferred tax liability	932,280
Total acquired liabilities	9,843,525
Net assets acquired	$10,104,030

For the three months ending March 31, 2006, the Company recorded an expense of $170,200 from amortization of intangibles and an income tax benefit of $57,868 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $224,664 in a year in fiscal years 2006, $403,806 in 2007, $361,257 in 2008, $394,079 in 2009, in $318,862 in 2010, and $107,052 in 2011.

The company has not yet finalized the purchase price allocation as a result of its on-going review of the tax implications of the transaction which will be completed in the allotted period of time as required per SFAS 141.

The following information for the quarters ended March 31, 2006 (actual and unaudited) and March 31, 2005 (pro forma and unaudited) is presented as if the acquisition of Airgroup had occurred on January 1, 2006 (in thousands, except earnings per share):

	Three Months ended March 31,
	2006	2005
Total revenue	$11,843	$12,566
Loss from continuing operations	(127)	(7)
Net (loss)	(27)	(6)
Earnings per share:
Basic	$0.00	$0.00

NOTE 4 - LONG TERM DEBT

To complete the Airgroup acquisition and ensure adequate financial flexibility, the Company secured a $10,000,000 revolving credit facility (the "Facility") in January 2006. The Facility is collateralized by our accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at prime minus 1.00% or LIBOR plus 1.55% and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The facility provides for advances of up to 75% of our eligible accounts receivable.

As of March 31, 2006, we had $300,752 in advances under the Facility along with $980,318 in outstanding checks which had not yet been presented to the bank for payment. These amounts in addition to $500,000 payable to the former shareholders of Airgroup total long term debt of $1,781,070.

At March 31, 2006, based on available collateral and $208,236 in outstanding letter of credit commitments, there was $3,256,775 available for borrowing under the Facility.

NOTE 5 - PROVISION FOR INCOME TAXES

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

The Company accumulated a net federal operating loss carryforward of $342,272 from inception though its transition into the logistics business in January of 2006 which expires in 2025. Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized. The Company is maintaining a valuation allowance of approximately $116,000 to off-set the deferred tax asset associated with these net operating losses until when, in the opinion of management, utilization is reasonably assured.

For the thee months ended March 31, 2006, the Company recognized an income tax benefit of $57,868 related to the amortization of the deferred tax liability associated with the acquisition of Airgroup in accordance with FASB 109.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

NOTE 7 - SHARE BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “ Share Based Payment: An Amendment of FASB Statements No. 123 and 95 ” (“SFAS 123R”). This statement requires that the cost resulting from all share based payment transactions be recognized in the Company’s consolidated financial statements.  In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “ Share-Based Payment ” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share based payment arrangements for public companies.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

The Company issued its first employee options in October of 2005 and adopted the fair value recognition provisions of SFAF123R concurrent with this initial grant.

During the quarter ended March 31, 2006, the Company issued employees options to purchase 425,000 shares of common stock at $0.44 per share. The options vest over a five year term.

Compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of March 31, 2006.

The weighted average fair value of employee options granted during the three months ended March 31, 2006 was $0.35 per share. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

2006
Dividend yield	None
Expected volatility	117%
Average risk free interest rate	3.73%
Average expected lives	5.00 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest. Due to the lack of historical information, the Company has not reduced its share based compensation costs for any estimated forfeitures. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the three months ended March 31, 2006, the Company recognized compensation costs of $42,810, in accordance with SFAS 123R.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB has issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have any impact on its financial position, results of operations or cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” . The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue 05-6 , “ Determining the Amortization Period for Leasehold Improvements ”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have any impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No.154, “ Accounting Changes and Error Corrections ” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28 .” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have any impact on its financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Overview

In conjunction with a change of control transaction completed during October 2005, we have recently: (i) discontinued our former business model; (ii) adopted a new business strategy focused on building a global transportation and supply chain management company; (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus; and (iv) completed our first acquisition within the logistics industry.

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

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to stock option expense and other non-cash charges. Accordingly, we intend to employ EBITDA and adjusted EBITDA as a management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Results of Operations

Basis of Presentation

Due to the significance of the effects on our consolidated financial statements of (1) the change in business strategy (2) recently completed equity offerings and (3) the acquisition of Airgroup, our Results of Operations is presented below in a manner that is intended to provide a more meaningful discussion of our results of operations, financial condition and current business in recognition of these developments. Accordingly, no prior period analysis has been presented for the stand alone operations of Radiant for the historic quarter ended March 31, 2005, since Radiant was inactive prior to its acquisition of Airgroup and a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and such presentation would provide no meaningful data with respect to ongoing operations. We have provided our prior period analysis using pro forma results of operations, presented as if we had acquired Airgroup as of January 1, 2005. The pro forma results reflect a consolidation of the historical results of operations of Airgroup and Radiant as adjusted to reflect the amortization of acquired intangibles. This pro forma presentation differs from the initial presentation provided in our 8-K related to the acquisition of Airgroup filed on January 18, 2006 to (1) increase our initial estimates for the amortization of acquired intangibles as a result of increased values attributable to the acquired intangibles, (2) reduce our estimate for interest expense associated with the acquisition financing because we incurred less debt than originally expected to complete the acquisition and (3) exclude the impact of anticipated contractual reductions of officers’ and related family members’ compensation at Airgroup so that any such cost reductions could be more easily identified in our comparative analysis.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the Quarters ended March 31, 2006 (actual and unaudited) and March 31, 2005 (pro forma and unaudited)

We generated transportation revenue of $11.8 million and $12.6 million and net transportation revenue of $4.4 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively. Net loss was $27,110 for the three months ended March 31, 2006 compared to a loss of $14,330 for the three months ended March 31. 2005.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $122,000 and $191,000 for three months ended March 31, 2006 and 2005, respectively.

The following table provides a reconciliation of March 31, 2006 (actual and unaudited) and March 31, 2005 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31,		Change
	2006	2005	Amount	Percent
Net loss	$(27)	$(6)	$(21)	NM
Income tax expense (benefit) note 5	(102)	(3)	(99)	NM
Interest expense	2	2	-	-
Depreciation and amortization	206	199	7	3.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$79	$192	$(113)	-58.9%

Stock Options and other non-cash costs	43	-	43	100%
Adjusted EBITDA	$122	$192	$(70)	-36.5%

The following table summarizes March 31, 2006 (actual and unaudited) and March 31, 2005 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended March 31,		Change
	2006	2005	Amount	Percent
Transportation revenue	$11,843	$12,566	$(723)	-5.8%
Cost of transportation	7,480	7,330	(150)	-2.0%

Net transportation revenue	$4,363	$5,236	$(873)	-16.7%
Net transportation margins	36.8%	41.7%

Transportation revenue was $11.8 million for the three months ended March 31, 2006, a decrease of 5.8% over total transportation revenue of $12.6 million for the three months ended March 31, 2006. Domestic transportation revenue decreased by 15.6% to $7.5 million for the three months ended March 31, 2006 from $8.9 million for the three months ended March 31, 2005. The decrease was due primarily to project services work done in 2005 which was completed in April of 2005. International transportation revenue increased by 18.4% to $4.3 million for the three months ended March 31, 2006 from $3.6 million for the comparable prior year period, due mainly to increased air and ocean import freight volume.

Cost of transportation increased to 63.2% of transportation revenue for the three months ended March 31, 2006 from 58.3% of transportation revenue for the three months ended March 31, 2005. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Net transportation margins decreased to 36.8% of transportation revenue for the three months ended March 31, 2006 from 41.7% of transportation revenue for the three months ended March 31, 2005 as a result of the factors described above.

The following table compares certain March 31, 2006 (actual and unaudited) and March 31, 2005 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$4,363	100.0%	$5,236	100.0%	$(873)	-0.4%

Agent commissions	3,198	73.3%	3,883	74.2%	(685)	-17.6%
Personnel costs	639	14.6%	832	15.9%	(193)	-23.2%
Other selling, general and administrative	447	10.2%	328	6.3%	119	36.3%
Depreciation and amortization	206	4.7%	199	3.8%	7	3.5%

Total operating costs	4,490	102.9%	5,243	100.1%	(753)	-14.4%

Loss from operations	(127)	-2.9%	(7)	-0.1%	(120)	NM
Other expense	(2)	-0.1%	(2)	-0.1%	0	NM

Loss before income taxes	(129)	-.3.0%	(9)	-0.2%	(120)	NM
Income tax expense (benefit)	(102)	-2.4%	(3)	-0.1%	(99)	NM

Net loss	$(27)	-.6%	$(6)	-0.1%	$(21)	NM

Agent commissions were $3.2 million for the three months ended March 31, 2006, a decrease of 17.6% from $3.9 million for the three months ended March 31, 2005. Agent commissions as a percentage of net revenue decreased to 73.3% for three months ended March 31, 2006 from 74.2% for the comparable prior year period as a result of increased international ocean import freight volume at reduced margins which reduced amounts paid as commissions.

Personnel costs were $639,000 for the three months ended March 31, 2006, a decrease of 23.2% from $832,000 for the three months ended March 31, 2005. Personnel costs as a percentage of net revenue decreased to 14.6% for three months ended March 31, 2006 from 15.9% for the comparable prior year period as a result of contractual reductions in compensation paid to certain of selling shareholders of Airgroup.

Other selling, general and administrative costs were $447,000 for the three months ended March 31, 2006, an increase of 36.3% from $328,000 for the three months ended March 31, 2005. As a percentage of net revenue, other selling, general and administrative costs increased to 10.2% for three months ended March 31, 2006 from 6.3% for the comparable prior year period primarily as a result of transaction costs incurred by Airgroup in connection with the sale of the company to Radiant and the incremental costs associated with operating as a public company.

Depreciation and amortization costs remained relatively unchanged at approximately $200,000 for the three months ended March 31, 2006 and 2005. Depreciation and amortization as a percentage of net revenue remained relatively unchanged at approximately 4.7% and 3.8% for the three months ended March 31, 2006 and 2005, respectively.

Loss from operations was $127,000 for the three months ended March 31, 2006 compared to a loss from operations of $7,000 for the three months ended March 31, 2005.

Net loss was $27,000 for the three months ended March 31, 2006, compared to a net loss of $6,000 for the three months ended March 31, 2005.

Liquidity and Capital Resources

Effective On January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing; (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 90% of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

In preparation for, and in conjunction with, the Airgroup transaction, we secured financing proceeds through several private placements to a limited number of accredited investors as follows:

Date	Shares Sold	Gross Proceeds	Price Per Share
● October 2005	2,272,728	$ 1.0 million	$ 0.44
● December 2005	10,098,934	$ 4.4 million	$ 0.44
● January 2006	1,009,093	$ 444,000	$ 0.44
● February 2006	1,446,697	$ 645,000	$ 0.44

In January 2006, we entered into a $10.0 million secured credit facility with Bank of America, N.A with a term of two years (the “Facility”). The Facility is collateralized by our accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at prime minus 1.00% or LIBOR plus 1.55% and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The facility provides for advances of up to 75% of our eligible accounts receivable.

As of April 30, 2006, we had approximately $442,000 outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $3.6 million in borrowings. The terms of our Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits our funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

The following table summarizes our contingent base earn-out payments for the fiscal years indicated based on results of the prior year (in thousands)(1):

	Fiscal Year Ended June 30,
	2007	2008	2009	2010	2011	Total
Earn-out payments:
Cash	$600(2)	$500	$--	$--	$--	$1,100
Equity		633	633	634		1,900
Total earn-out Payments	$600	$1,133	$633	$634	$--	$3,000

Prior year earnings targets (income from continuing operations) (3)
Total earnings targets	$--	$2,500	$2,500	$2,500	$--	$7,500
Earn-outs as a percentage of prior year earnings targets:
Total	--	45.3%	25.3%	25.3%	--	40.0%

(1)
During the fiscal year 2007-2011 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $1.5 million if Airgroup generates at least $18.0 million in income from continuing operations during the period.

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

Net cash used by operating activities for the three months ending March 31, 2006 was $0.3 million compared to $.01 million at March 31, 2005. The change was principally driven by a greater reduction in accounts payable than in accounts receivable.

Net cash used for investing was $7.1 million for three months ending March 31, 2006 while there was no activity for the same comparable time frame in 2005. $10.1 million was used for the acquisition of Airgroup which had a cash balance of $2.8 million at the time it was acquired by the company at January 1, 2006 and is netted against cash used for the acquisition for purposes of the consolidated statement of cash flows. See Note 3.

Net cash provided by financing activity for three months ending March 31, 2006, was $2.8 million compared to $.02 million for the same period in 2005. Financing activities in 2006 consisted of issuing 2,475,790 shares of common stock for $1.1 million - See Note 5. During January and February 2006, respectively, $0.4 million of shares were issued to certain shareholders and employees of Airgroup, while $0.7 million of the shares were issued to other accredited investors for cash. Also associated with the acquisition of Airgroup, there is $0.5 million due to Airgroup in 2007. The Company also has a credit facility which it drew down $0.3 million and used for operations.

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

We have used a significant amount of our available capital to finance the acquisition of Airgroup. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based the earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

The Company’s principal source of liquidity is cash generated from operating activities. The business is subject to seasonal fluctuations and the first quarter is typically slower than the remaining quarters. The cash flows reflect the first quarter of Airgroup operating as a wholly owned subsidiary of the Company.

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

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisitions. Customer related intangibles will be amortized using accelerated methods over approximately 5 years and non-compete agreements will be amortized using the straight line method over a 5 year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at March 31, 2006, the change in interest expense would have had an immaterial impact on the Company’s results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedure

Our Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, he concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

Changes in internal controls

In connection with the acquisition of Airgroup and the evaluation that occurred during the fiscal quarter ended March 31, 2006, the Company’s internal control over financial reporting processes were expanded to address the Company’s shift from a development stage company to its current operations as a transportation and logistics services provider.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2006, we issued 1,009,093 shares of our common stock to certain Airgroup shareholders and employees who are accredited investors at a purchase price of $0.44 per share for gross cash consideration of $444,000. The shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

In February 2006, we issued 1,466,697 shares of our common stock to a limited number of accredited investors at a purchase price of $0.44 per share for gross cash consideration of $646,000. The shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated May 16, 2006

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: May 16, 2006	/s/ Bohn H. Crain Bohn H. Crain Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 16, 2006