Form 10-KT
period 2006-06-30
RADIANT LOGISTICS, INC
filed 2006-10-12
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/T

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2006 to June 30, 2006.

Commission File Number 000-50283

RADIANT LOGISTICS, INC.

(Name of Registrant as Specified in Its Charter)

Delaware	04-3625550
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

1227 120th Avenue N.E
Bellevue, WA 98005

(Address of Principal Executive Offices) (Zip Code)

(425) 943-4599

Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock , $.001 Par Value	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on September 20, 2006 was $23,328,982.

As of September 20, 33,611,639 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

-i-

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i)  our ability to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) our ability to secure the financing necessary to implement our acquisition strategy; (iii) our ability to maintain historical levels of transportation revenue, net transportation revenue (gross profit margins), and related operating expenses at Airgroup; (iv) retention of our exclusive agency relationships; (v) competitive practices in the industries in which we compete, (vi) our dependence on current management; (vii) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (viii) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth below in Part 1 Item 1A. Furthermore, the general business assumptions used for purposes of the forward-looking statements included within this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Except as required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Change in Fiscal Year

Effective June 30, 2006, Radiant Logistics, Inc. (formerly known as “Golf Two, Inc”) (“Radiant”, the “Company”, or as used in the context of “we”, “us” or “our”) changed its fiscal year end from December 31 to June 30. This change was made in order to make our fiscal year conform to the June 30 fiscal year of our principal operating subsidiary, Airgroup Corporation. This Transition Report on Form  10-K/ T is intended to cover the period January 1, 2006 through June 30, 2006 (the “Transition Period”). Subsequent to this, our Form 10-K will cover the fiscal year July 1 to June 30.

The Company

The Company was formed under the laws of the state of Delaware on March 15, 2001 and from inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, our management team consisting of Bohn H. Crain and Stephen M. Cohen completed a change of control transaction when they acquired a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, we: (i) elected to discontinue the Company’s former business model; (ii) repositioned ourselves as a global transportation and supply chain management company; and (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus.

By implementing a growth strategy, we intend to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

Our growth strategy will focus on organic, as well as acquisitive features. From an organic perspective, we will focus on strengthening existing and expanding new customer relationships. One of the drivers of our organic growth will be the retention of existing, and securing of new exclusive agency locations.

Our acquisition strategy will rely upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. As to our first factor, following our acquisition of Airgroup Corporation (“Airgroup”), we have identified a number of additional companies that may be suitable acquisition candidates and are in preliminary discussions with a select number of them. As to our second factor, our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities, neither of which can be assured.

Our growth strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations.

Successful implementation of our growth strategy will rely upon a number of factors, including our ability to efficiently integrate the businesses of the companies we acquire, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to acquire and profitably manage additional businesses and the intense competition in our industry for customers and for the acquisition of additional businesses. Certain of the business risks associated with these factors are identified or referred to below in Item 1A of this Report.

We accomplished the first step in our acquisition strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of 35 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

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

Our Business Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. Initially, we plan to achieve this goal through domestic and international freight forwarding services offered by Airgroup. Thereafter, we expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. Our organic growth strategy involves strengthening existing and expanding new customer relationships. One of the drivers of this strategy will be our ability to retain existing, and secure new exclusive agency locations. Our target acquisition candidates are generally expected to have earnings of $1.0 to $5.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets of larger public companies or to independently attempt their own public offerings.

Our Acquisition Strategy

We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. We intend to pursue an acquisition program to consolidate and enhance our position in our current markets and to acquire operations in new markets.

We believe we can successfully implement our acquisition strategy due to the following factors:

•	the highly fragmented composition of our market;
•
our strategy for creating an organization with global reach should enhance an acquired target company’s ability to compete in its local and regional markets through an expansion of offered services and lower operating costs;

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

Initially, we intend to focus our business through acquisitions activities in key gateway locations such as Los Angeles, New York, Chicago, Seattle, Miami, Dallas, and Houston to expand our international base of operations. We believe that our domestic and expanded international capabilities, when taken together, will provide significant competitive advantage in the marketplace.

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

Operations

Through our exclusive agency relationships, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. As we execute our acquisition strategy, our revenues will ultimately be generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other value-added services.

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

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies and additional exclusive agency locations to a common set of back-office and customer facing applications is a key component of our acquisition and growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments will become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will drive significant productivity improvement across our network.

We utilize a web-enabled third-party freight forwarding software (Cargowise) which we have integrated to our third-party accounting system (SAP) that combine to form the foundation of our supply-chain technologies which we call “Globalvision”. Globalvision provides us with a common set of back-office operating, accounting and customer facing applications used across the network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a “best-of-breed” solution set using a combination of owned and licensed technologies. This strategy will require the investment of significant management and financial resources to deliver these enabling technologies.

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

Sales and Marketing

We principally market our services through the senior management teams in place at each of our 35 exclusive agent offices located strategically across the United States. Each office is staffed with operational employees of the agent to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

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

Although we have exclusive and long-term relationships with these agents, the agency agreements are terminable by either party on 10-day’s notice. Although we have no customers that account for more than 5% of our revenues, there are four agency locations that each account for more than 5% of our total gross revenues.

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

Personnel

As of the date of this Report, we have approximately 27 full-time employees. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

We are implementing a new business plan.

We have recently discontinued our former business model involving the development of retail golf stores, and adopted a new model involving the development of non-asset based third-party logistics services. We have only recently completed our platform acquisition under our new business model. As a result, we have a very limited operating history under our current business model. Even though we are being managed by senior executives with significant experience in the industry, our limited operating history makes it difficult to predict trends that may affect our business and the longer-term success of our business model.

Our present levels of capital may limit the implementation of our business strategy.

The objective of our business strategy is to build a global logistics services organization. Critical to this strategy is an aggressive acquisition program which will require the acquisition of a number of diverse companies within the logistics industry covering a variety of geographic regions and specialized service offerings. As a result of our recently completed acquisition of Airgroup, we have a limited amount of cash resources and our ability to make additional acquisitions without securing additional financing from outside sources will be limited. This may limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

Risks related to acquisition financing.

In order to pursue our acquisition strategy in the longer term, we will require additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a substantial portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

We have used a significant amount of our available capital to finance the acquisition of Airgroup.

We expect to structure our acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which would be payable based upon the future earnings of the acquired businesses payable in cash, Company stock or some combination thereof. As we execute our acquisition strategy, we expect that we will be required to make significant payments in the future if the earn-out installments under prospective acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our existing credit facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly or indirectly from the sale of equity.

Our credit facility places certain limits on the type and number of acquisitions we may make.

We have obtained a $10 million credit facility from Bank of America, N.A. to provide additional funding for acquisitions and for our on-going working capital requirements. Under the terms of the credit facility, we are subject to a number of financial and operational covenants which may limit the number of additional acquisitions we make without the lender’s consent. In the event that we were not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender’s consent or retired the credit facility. This may prevent us from completing acquisitions which we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

Our credit facility contains financial covenants that may limit its current availability.

The terms of our credit facility are subject to certain financial covenants which may limit the amount otherwise available under that facility. Principal among these are financial covenants that limit funded debt to a multiple of our consolidated earnings before interest, taxes, depreciation and amortization, or “EBITDA”. Under this covenant, our funded debt is limited to a multiple of 3.25 of our EBITDA measured on a rolling four quarter basis. Our ability to generate EBITDA will be critical to our ability to use the full amount of the credit facility.

Due to our acquisition strategy, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Based on our financial statements, this will create an appearance that our intangible assets are diminishing in value, when in fact they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our earnings before interest, taxes, depreciation and amortization, otherwise known as “EBITDA”, a non GAAP measure of financial performance, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

We intend to continue to build our business through a combination of organic growth, and to a greater extent, through additional acquisitions. Growth by acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on key personnel.

For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives of Airgroup, because of their collective industry knowledge, marketing skills and relationships with major vendors and owners of our exclusive agent stations. We have secured employment arrangements with each of these individuals, which contain non-competition covenants which survive their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

We may experience difficulties in integrating the operations, personnel and assets of companies that we acquire which may disrupt our business, dilute stockholder value and adversely affect our operating results.

A core component of our business plan is to acquire businesses and assets in the transportation and logistics industry. We have only made one such acquisition and, therefore, our ability to complete such acquisitions and integrate any acquired businesses into our Company is unproven. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

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

We currently sell principally all of our services through a network of 35 exclusive agent stations located throughout North America. Although we have exclusive and long-term relationships with these agents, the agency agreements are terminable by either party on 10-day’s notice. Although we have no customers that account for more than 5% of our revenues, there are four agency locations that each account for more than 5% of our revenues. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

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

Provisions of our charter, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware (the “DGCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an “interested stockholder”) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation provides that directors may only be removed for cause by the affirmative vote of 75% of our outstanding shares and that amendments to our bylaws require the affirmative vote of holders of two-thirds of our outstanding shares. Our certificate of incorporation also includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common stock has been limited and there is no significant trading market for our common stock.

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

We completed the private placement of approximately 15.4 million shares of our common stock between October 2005 and February 2006. Our prospectus, dated June 22, 2006, covers the public resale of 14,847,461 of these shares which were declared effective June 22, 2006. The availability of those shares for sale to the public and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

Our acquisition strategy may result in additional dilution to our existing stockholders.

We will require additional financing to fund our acquisition strategy. At some point this may entail the issuance of additional shares of common stock or common stock equivalents, which would have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, and could result in diluting the interests of our existing stockholders.

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

As we do not anticipate paying dividends, investors in our shares will not receive any dividend income.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, and independent director nomination, audit and compensation committees. Unless we voluntarily elect to comply with those obligations, investors in our shares will not have the protections offered by those corporate governance provisions. As of the date of this report, we have not elected to comply with any regulations that do not apply to us. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, we can not assure that we will do so or that such application will be approved.

ITEM 2. PROPERTIES

Principal Executive Offices

Our offices are located at 1227 120th Avenue N.E., Bellevue, Washington 98005 and consist of approximately 14,500 feet of office space which we lease for approximately $11,300 per month pursuant to the lease expiring April 30, 2007. We also maintain approximately 8,125 feet of office space at 19320 Des Moines Memorial Drive South, SeaTac, Washington which we lease for approximately $5,300 per month pursuant to lease that expires December 31, 2010. In addition, we own a small parcel of undeveloped acreage located at Grays Harbor, Washington which is not material to our business. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising out of its actions. Management believes that these matters will not have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the shareholders during the six month period ended June 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “RLGT.OB.” The first reported trade in our common stock occurred on December 27, 2005. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since the first reported trade, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on September 20, 2006, was $1.01 per share.

	High	Low
Six Months Ended June 30, 2006 (Transition Period):
Quarter ended March 31, 2006	$1.05	$.95
Quarter ended June 30, 2006	$1.05	$.85

Year Ended December 31, 2005:
Quarter ended March 31, 2005	n/a	n/a
Quarter ended June 30, 2005	n/a	n/a
Quarter ended September 30, 2005	n/a	n/a
Quarter ended December 31, 2005	$1.05	$.95

Holders

As of September 26, 2006, the number of stockholders of record of our common stock was 81.   We believe that there are additional beneficial owners of our common stock who hold their shares in street name.
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

Transfer Agent

We have retained Pacific Stock Transfer Company, 500 East Warm Springs, Suite 240, Las Vegas, Nevada 89119, as our transfer agent.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity Compensation Plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	2,425,000	$0.593	2,575,000
Total	2,425,000	$0.593	2,575,000

A description of the material terms of The Radiant Logistics, Inc. 2005 Stock Incentive Plan is set forth in Item 11. EXECUTIVE COMPENSATION- Stock Incentive Plan.

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

2.    In December, 2005, we issued 10,098,943 shares to a limited number of accredited investors in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the safe harbor offering exemption provided by Rule 506 and Regulation S promulgated under the Securities Act. 6,054,545 of the shares were sold to seven (7) U.S. accredited investors for gross proceeds of approximately $2.6 million; from which no underwriting discounts or commissions were paid. 4,044,398 of the Shares were sold to 6 non-U.S. accredited investors for gross proceeds of approximately $1.8 million; from which approximately $142,000 was deducted as financial advisory fees paid to a non-U.S. person. The Shares sold to non-U.S. investors were sold in reliance on Regulation S, with each investor representing that, among other things, it is not a U.S. person within the meaning of Regulation S, with appropriate legends contained within the Offering Documents and to be placed on the Shares, and with no selling efforts made within the U.S. There were other costs of $64,000 incurred in issuing the shares relating to legal fees and the like.

3.    In December 2005, we issued 500,000 shares of common stock to a financial advisor for financial advisory and investment banking services provided in connection with, among other things, our transition to a third-party logistics company. These shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

4.    In January 2006, in conjunction with our acquisition of Airgroup, we issued 1,009,093 shares of our common stock to a limited number of Airgroup shareholders and employees are accredited investors for gross proceeds of $444,000, without the payment of underwriting discounts or commissions to any person. These shares were issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the safe harbor offering exemption provided by Regulation D of Rule 506.

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

ITEM 6. SELECTED FINANCIAL INFORMATION

Effective on June 30, 2006, we changed our fiscal year end from December 31 to June 30. This change was made in order to make our fiscal year conform to the June 30 fiscal year of our principal operating subsidiary, Airgroup Corporation. The six month results being reported below by the Company relate to the transitional six month fiscal period ended June 30, 2006.

The selected financial data that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our recently completed: (i) equity offerings; and (ii) acquisition of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage prior to our acquisition of Airgroup. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and Radiant as adjusted to reflect the amortization of acquired intangibles. Similarly, pro forma statements of income have been presented for six months June 30, 2006 and 2005 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2004, effectively the beginning of fiscal year 2005.

The pro forma financial data presented is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be obtained in the future.

The following table sets forth selected historical financial data as of and for the periods ended June 30, 2006 (historic and audited) and 2005 (historic and unaudited), respectively and are not complete. The data is derived from our consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and the Notes to Financial Statements included elsewhere in this report.

Consolidated Statements of Operations Data for the transitional six months ending June 30, 2006 (historic and audited) and 2005 (historic and unaudited); (in thousands, except per share amounts):

	Historic Six Months Ended June 30,
	2006	2005 (unaudited)
Consolidated Statement Of Operations Data: (In Thousands, Except Per Share Amounts)
Total revenue	$26,469	$—
Cost of transportation	16,966	—

Net revenue	9,503	—
Operating expenses	9,457	22

Income (loss) from operations	46	(22)
Other income (expense)	(14)	(1)

Income (loss) before income taxes	32	(23)
Income tax expense (benefit)	(39)	—

Net income (loss)	$71	$(23)

Net income (loss) per common share (1) :
Basic	$—	$—
Diluted	$—	$—

Weighted average common shares:
Basic shares outstanding	33,186	25,964
Diluted shares outstanding	34,585	25,964

(1)	For all periods presented, the weighted average common shares outstanding have been adjusted to reflect 3.5:1 stock split effected in October of 2005.

	Historic Six Months Ended June 30,
Consolidated Balance Sheet Data (In Thousands)	2006	2005 (unaudited)
Cash and cash equivalents	$511	$23
Working capital	1,985	20
Total assets	17,045	23
Long-term debt	2,470	75
Stockholders' equity	6,334	(55)

The following table sets forth selected historical financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The data is derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and the Notes to Financial Statements included elsewhere in this report.

Consolidated Statement of Operations Data for the prior Five Years ended December 31 (historical and audited); (in thousands, except per share amounts):

	Selected Financial Data Year ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement Of Operations Data: (In Thousands, Except Per Share Amounts)
Total revenue	$—	$—	$—	$—	$—
Cost of transportation	—	—	—	—	—

Net revenue	—	—	—	—	—
Operating expenses	162	23	30	124	14

Loss from operations	(162)	(23)	(30)	(124)	(14)
Other income (expense)	13	(2)	—	—	—

Income (loss) from continuing operations before income tax expense	(149)	(25)	(30)	(124)	(14)
Income tax expense	—	—	—	—	—

Net income (loss)	$(149)	$(25)	$(30)	$(124)	$(14)

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.00	$0.00	$(0.01)	$0.00

Weighted average common shares (1) :
Basic and diluted	26,490	25,964	25,964	22,424	8,138

(1)	For all periods presented, the weighted average common shares outstanding have been adjusted to reflect 3.5:1 stock split effected in October of 2005.

	December 31,
Consolidate Balance Sheet Data (In Thousands)	2005	2004	2003	2002	2001
Cash and cash equivalents	$5,266	$19	$51	$27	$—
Working capital	5,143	17	42	20	(10)
Total assets	5,307	19	51	27	—
Long-term debt	—	50	50	—	—
Stockholders' equity	$5,159	$(33)	$(8)	$20	$(10)

Supplemental Pro Forma Financial Information

Consolidated Statements of Operations Data for the years ended June 30, 2006 and 2005 (pro forma and unaudited); (in thousands, except per share amounts)

Supplemental pro forma information is being provided since historical data which merely reflects the prior period results of the Company on a stand-alone basis prior to the acquisition of Airgroup would provide no meaningful data with respect to our ongoing operations.

	Pro Forma and unaudited Years Ended June 30,
	2006	2005
Consolidated Statement Of Operations Data: (In Thousands, Except Per Share Amounts)
Total revenue	$54,580	$51,521
Cost of transportation	35,192	29,957

Net revenue	19,388	21,564
Operating expenses	19,175	21,523

Income (loss) from operations	213	41
Other income (expense)	(22)	13

Income before income tax expense	191	54
Income tax expense	217	19

Net income (loss)	$(26)	$35

Net income (loss) per common share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average common shares (2) :
Basic shares outstanding	30,072	25,964
Diluted shares outstanding	30,607	25,964

(1)
The pro forma income from operations provided above includes the costs associated with the continuing operations of the Company (approximately $21,000 for 2006 and $29,000 for 2005), plus the historical results of Airgroup, adjusted to reflect amortization of acquired intangibles.

(2)	For all periods presented, the weighted average common shares outstanding have been adjusted to reflect 3.5:1 stock split effected in October of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 31, 2006, the Board of Directors of the Company resolved to change our fiscal year from December 31 to June 30 effective for the fiscal year 2006 resulting in a six month fiscal year ending June

30. This change is being made in order to make the Company’s fiscal year conform to the June 30 fiscal year of the Company’s principal operating subsidiary, Airgroup Corporation. The six month results, reported below, relate to the transitional six months ended June 30, 2006.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

In conjunction with a change of control transaction completed during October 2005 and discussed under Part 1 Item 1, of this Report, we: (i) discontinued our former business model; (ii) adopted a new business strategy focused on building a global transportation and supply chain management company; (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus; and (iv) completed our first acquisition within the logistics industry.

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

By implementing a growth strategy, we intend to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

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

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will actually be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges. Accordingly, we intend to employ EBITDA and adjusted EBITDA as a management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include the assessment of the recoverability of long-lived assets, specifically goodwill, acquired intangibles, and revenue recognition.

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we capitalize costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisition. Customer related intangibles will be amortized using accelerated methods over approximately 5 years and non-compete agreements will be amortized using the straight line method over a 5 year period.

We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimated fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

As a non-asset based carrier, we do not own transportation assets. We generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. In accordance with Emerging Issues Task Force (“EITF”) 91-9 “Revenue and Expense Recognition for Freight Services in Process”, revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. These accrued purchased transportation costs are estimates based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary to reflect differences between the original accruals and actual costs of purchased transportation.

We recognize revenue on a gross basis, in accordance with EITF 99-19, “Reporting Revenue Gross versus Net”, as a result of the following: We are the primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. We, at our sole discretion, set the prices charged to our customers, and are not required to obtain approval or consent from any other party in establishing our prices. We have multiple suppliers for the services we sell to our customers, and have the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, we determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. We also assume credit risk for the amount billed to the customer.

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our recently completed: (i) equity offerings; and (ii) acquisition of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage prior to our acquisition of Airgroup. The pro forma information has been presented for fiscal years ended June 30, 2006 and 2005 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2004. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data presented is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

Six months ended June 30, 2006 (historic and audited) compared to six months ended June 30, 2005 (historic and unaudited) and June 30, 2006 (historic and audited) compared to December 31, 2005 (historic and audited) and December 31, 2005 (historic and audited) compared to December 31, 2004 (historic and audited)

We generated transportation revenue of $26.5 million and net transportation revenue of $9.5 million for the six months ended June 30, 2006. This reflects the revenues derived from the operation of Airgroup, as of January 1, 2006. We had no revenues for the comparative prior year period as we remained in the developmental stage prior to the acquisition of Airgroup. Net income was $71,000 for the six months ended June 30, 2006 compared to a net loss of $23,000 for the six months ended June 30, 2005.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $552,000 and ($23,000) for six months ended June 30, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005(historic and unaudited) adjusted EBITDA to net income:

	Six months ended June 30,		Change
	2006	2005	Amount	Percent

Net income (loss)	$71	$(23)	$94	NM
Income tax expense (benefit)	(39)	—	(39)	NM
Net interest expense	11	1	10	NM
Depreciation and amortization	423	—	423	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$466	$(22)	$488	NM
				—
Share based compensation and other non-cash costs	86	—	86	NM
Adjusted EBITDA	$552	$(22)	$574	NM

The following table provides a reconciliation of six months ended June 30, 2006 (historic and audited) and year ended December 31, 2005(historic and audited) adjusted EBITDA to net income:

	Six months ended Year ended		Change
	June 30, 2006	Dec. 31, 2005	Amount	Percent

Net income (loss)	$71	$(149)	$220	NM
Income tax expense (benefit)	(39)	—	(39)	NM
Net Interest (income) expense	11	(13)	24	NM
Depreciation and amortization	423	—	423	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$466	$(162)	$628	NM

Share based compensation and other non-cash costs	86	—	86	NM
Adjusted EBITDA	$552	$(162)	$714	NM

The following table provides a reconciliation of six months ended December 31, 2005 (historic and audited) and year ended December 31, 2004 (historic and audited) adjusted EBITDA to net income:

	Year ended December 31,		Change
	2005	2004	Amount	Percent

Net income (loss)	$(149)	$(25)	$(124)	NM
Income tax expense (benefit)	—	—	—	NM
Interest expense	(13)	2	(15)	NM
Depreciation and amortization	—	—	—	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(162)	$(23)	$(139)	NM

Share based compensation and other non-cash costs	—	—	—	NM
Adjusted EBITDA	$(162)	$(23)	$(139)	NM

The following table summarizes six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (historic and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent

Transportation revenue	$26,469	$—	$26,469	NM
Cost of transportation	16,966	—	16,966	NM

Net transportation revenue	$9,503	$—	$9,503	NM
Net transportation margins	35.9%	—	35.9%	NM

Transportation revenue was $26.5 million for the six months ended June 30, 2006. Domestic and International transportation revenue was $15.0 million and $11.5 million, respectively. There were no revenues for the comparable prior year period.

Cost of transportation was 64.1% of transportation revenue for the six months ended June 30, 2006 with no comparable data for the prior year period.

Net transportation margins were 35.9% of transportation revenue for the six months ended June 30, 2006 with no comparable data for the prior year period.

The following table compares certain six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (historic and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended June 30,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$9,503	100.0%	$—	NM	$9,503	NM

Agent commissions	7,037	74.1%	—	NM	7,037	NM
Personnel costs	1,154	12.1%	—	NM	1,154	NM
Other selling, general and administrative	843	8.8%	22	NM	821	NM
Depreciation and amortization	423	4.5%	—	NM	423	NM

Total operating costs	9,457	99.5%	22	NM	9,435	NM

Income (loss) from operations	46	0.5%	(22)	NM	68	NM
Other expense	(14)	-0.2%	(1)	NM	(13)	NM

Income (loss) before income taxes	32	0.3%	(23)	NM	55	NM
Income tax expense (benefit)	(39)	-0.4%	—	NM	(39)	NM
Net income (loss)	$71	0.7%	$(23)	NM	$94	NM

Agent commissions were $7.0 million and 74.1% of net revenues for the six months ended June 30, 2006. There were no similar costs for the comparable prior year period.

Personnel costs were $1.2 million and 12.1% of net revenues for the six months ended June 30, 2006. There were no similar costs for the comparable prior year period.

Other selling, general and administrative costs were $843,000 and 8.8% of net revenues for the six months ended June 30, 2006 compared to $22,000 for the six months ended June 30, 2005

Depreciation and amortization costs were approximately $423,000 and 4.5% of net revenues for the six months ended June 30, 2006. There were no similar costs for the comparable prior year period.

Income from operations was $46,000 for the six months ended June 30, 2006 compared to a loss from operations of $22,000 for the six months ended June 30, 2005.

Net income was $71,000 for the six months ended June 30, 2006, compared to a net loss of $23,000 for the six months ended June 30, 2005.

Supplemental pro forma information for the six months ended June 30, 2006 (historic and audited) compared to the six months ended June 30, 2005 (pro forma and unaudited)

We generated transportation revenue of $26.5 million and $27.6 million and net transportation revenue of $9.5 million and $10.9 million for the six months ended June 30, 2006 and 2005, respectively. Net income was $71,000 for the six months ended June 30, 2006 compared to a loss of $11,000 for the six months ended June 30, 2005.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $522,000 and $366,000 for six months ended June 30, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent

Net income (loss)	$71	$(11)	$82	NM
Income tax expense (benefit)	(39)	(7)	(32)	NM
Interest expense (benefit)	11	(13)	24	—
Depreciation and amortization	423	397	26	6.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$466	$366	$100	27.3%

Share based compensation and other non-cash costs	86	—	86	NM %
Adjusted EBITDA	$552	$366	$186	50.8%

The following table summarizes the six months ended June 30, 2006 (historic and audited) and the six months ended June 30, 2005 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent

Transportation revenue	$26,469	$27,603	$(1,134)	-4.1%
Cost of transportation	16,966	16,696	270	1.6%

Net transportation revenue	$9,503	$10,907	$(1,404)	-12.9%
Net transportation margins	35.9%	39.5%	—

Transportation revenue was $26.5 million for the six months ended June 30, 2006, a decrease of 4.1% over total transportation revenue of $27.6 million for the six months ended June 30, 2005. Domestic transportation revenue decreased by 13.8% to $15.6 million for the six months ended June 30, 2006 from $18.1 million for the six months ended June 30, 2005. The decrease was due primarily to project services work performed in 2005 which was nearly completed by June 2005. International transportation revenue increased by 14.4% to $10.9 million for the six months ended June 30, 2006 from $9.5 million for the comparable prior year period, due mainly to increased air and ocean import freight volume.

Cost of transportation increased to 64.1% of transportation revenue for the six months ended June 30, 2006 from 60.5% of transportation revenue for the six months ended June 30, 2005. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Net transportation margins decreased to 35.9% of transportation revenue for the six months ended June 30, 2006 from 39.5% of transportation revenue for the six months ended June 30, 2005 as a result of the factors described above.
The following table compares certain six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended June 30,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$9,503	100.0%	$10,907	100.0%	$(1,404)	-12.9%

Agent commissions	7,037	74.1%	7,906	72.5%	(869)	-11.0%
Personnel costs	1,154	12.1%	1,946	17.8%	(792)	-40.7%
Other selling, general and administrative	843	8.8%	694	6.4%	149	21.5%
Depreciation and amortization	423	4.5%	397	3.6%	26	6.5%

Total operating costs	9,457	99.5%	10,943	100.3%	(1,486)	-13.6%

Income (loss) from operations	46	0.5%	(36)	-0.3%	82	227.8%
Other (income)expense	(14)	-0.2%	18	0.2%	(32)	-177.8%

Income (loss) before income taxes	32	0.3%	(18)	-0.1%	50	277.8%
Income tax expense (benefit)	(39)	-0.4%	(7)	-0.0%	(32)	NM
Net income (loss)	$71	0.7%	(11)	-0.1%	$82	NM

Agent commissions were $7.0 million for the six months ended June 30, 2006, a decrease of 11.0% from $7.9 million for the six months ended June 30, 2005. Agent commissions as a percentage of net revenue increased to 74.1% for six months ended June 30, 2006 from 72.5% for the comparable prior year period as a result an adjustment of freight costs in 2005 which increased net transportation margin, or net transportation revenue, yielding a lower commission percentage for 2005.

Personnel costs were $1.2 million for the six months ended June 30, 2006, a decrease of 40.7% from $1.9 million for the six months ended June 30, 2005. Personnel costs as a percentage of net revenue decreased to 12.1% for six months ended June 30, 2006 from 17.8% for the comparable prior year period as a result of contractual reductions in compensation paid to certain of the selling shareholders of Airgroup.

Other selling, general and administrative costs were $843,000 for the six months ended June 30, 2006, an increase of 21.5% from $694,000 for the six months ended June 30, 2005. As a percentage of net revenue, other selling, general and administrative costs increased to 8.8% for six months ended June 30, 2006 from 6.4% for the comparable prior year period primarily as a result of transaction costs incurred by Airgroup in connection with the sale of the company to us and the incremental costs associated with operating as a public company.

Depreciation and amortization costs were $423,000 for the six months ended June 30, 2006, an increase of 6.5% from $397,000 for the six months ended June 30, 2005. Personnel costs as a percentage of net revenue increased to 4.5% for six months ended June 30, 2006 from 3.6% for the comparable prior year period.

Income from operations was $46,000 for the six months ended June 30, 2006 compared to a loss from operations of $36,000 for the six months ended June 30, 2005.

Net income was $71,000 for the six months ended June 30, 2006, compared to a net loss of $11,000 for the six months ended June 30, 2005.

Year ended December 31, 2005 (historic and audited) compared to year ended December 31, 2004 (historic and audited)

The following table compares year ended December 31, 2005 and 2004 (historic and audited) consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Year ended December 31,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$—	NM	$—	NM	$—	NM

Other selling, general and administrative	162	NM	23	NM	139	NM

Total operating costs	162	NM	23	NM	139	NM

Loss from operations	(162)	NM	(23)	NM	(139)	NM
Other income (expense)	13	NM	(2)	NM	15	NM

Loss before income taxes	(149)	NM	(25)	NM	(124)	NM
Income tax expense	—	NM	—	NM	—	NM

Net loss	$(149)	NM	$(25)	NM	(124)	NM

As we remained in the development stage for all of 2005 and 2004, we had no transportation revenue for these years and incurred operating costs of approximately $162,000 for the year ended December 31, 2005 compared to operating costs of approximately $23,000 for the year ended December 31, 2004.

The year over year increase in operating costs resulted from our increased activities in the fourth quarter of 2005 in connection with the Company’s change in management and strategy to enter into the logistics business. Net loss for the year ended December 31, 2005 was approximately $149,000 compared to a net loss of approximately $25,000 for the year ended December 31, 2004.

Year ended December 31, 2004 (historic and audited) compared to year ended December 31, 2003 (historic and audited)

The following table compares certain December 31, 2004 and 2003 (historic and audited) consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Year ended December 31,
	2004		2003		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$—	NM	$—	NM	$—	NM

Other selling, general and administrative	23	NM	30	NM	(7)	-23.3%

Total operating costs	23	NM	30	NM	(7)	-23.3%

Loss from operations	(23)	NM	(30)	NM	7	-23.3%
Other income (expense)	(2)	NM	—	NM	(2)	NM

Loss before income taxes	(25)	NM	(30)	NM	5	16.7%
Income tax expense	—	NM	—	NM	—	NM

Net loss	$(25)	NM	$(30)	NM	$5	16.7%

As we remained in the development stage for all of 2004 and 2003, we had no transportation revenue for these years and operating costs remained relatively unchanged at approximately $23,000 for the year ended December 31, 2004 compared to operating costs of approximately $30,000 for the year ended December 31, 2003.

Net loss also remained relatively unchanged at approximately $25,000 for the year ended December 31, 2004 compared to a net loss of approximately $30,000 for the year ended December 31, 2003.

Supplemental Pro Forma Information for year ended June 30, 2006 (historical and unaudited) compared to the year ended June 30, 2005 (pro forma and unaudited)

We generated transportation revenue of $54.6 million and $51.5 million, and net transportation revenue of $19.4 million and $21.6 million for the twelve month periods ended June 30, 2006 and 2005, respectively. Net income was $10,000 for the year ended June 30, 2006 compared to net income of $35,000 for the six months ended June 30, 2005.

We had earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,061,000 and $835,000 for fiscal years ended June 30, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. . We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of years ended June 30, 2006 and 2005 (pro forma and unaudited) EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year ended June 30,		Change
	2006	2005	Amount	Percent
Net income	$(26)	$35	$(61)	NM
Income tax expense (benefit)	217	19	198	NM
Interest expense (benefit)	(9)	(13)	4	-23.1%
Depreciation and amortization	793	794	(1)	6.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$975	$835	$140	16.8%

Share based compensation and other non-cash costs	86	—	86	NM %
Adjusted EBITDA	$1,061	$835	$226	27.1%

The following table summarizes years ended June 30, 2006 and 2005 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Year ended June 30,		Change
	2006	2005	Amount	Percent
Transportation revenue	$54,580	$51,521	$3,059	5.9%
Cost of transportation	35,192	29,957	5,235	17.5%

Net transportation revenue	$19,388	$21,564	$(2,176)	-10.1%
Net transportation margins	35.5%	41.9%

Transportation revenue was $54.5 million for the year ended June 30, 2006, an increase of 5.9% over total transportation revenue of $51.5 million for the year ended June 30 2005. Domestic transportation revenue decreased by 15.7% to $33.2 million for the year ended June 30, 2006 from $38.4 million for the prior fiscal year as a result of project services work performed in 2005 that was nearly completed by June 2005, decline in customer volume, and closure of a station. International transportation revenue increased by 69.1% to $22.3 million for the 2006 fiscal year from $13.2 million for the 2005 fiscal year, due mainly to increased air and ocean import freight volume.

Cost of transportation increased to 64.5% of transportation revenue for the year ended June 30, 2006 from 58.1% of transportation revenue for the year ended June 30, 2005. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Net transportation margins decreased to 35.9% of transportation revenue for the fiscal year ended June 30, 2006 from 41.9% of transportation revenue for the 2005 fiscal year as a result of the factors described above.

The following table compares certain year ended June 30, 2006 and 2005 (pro forma and unaudited) consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Year ended June 30,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$19,388	100.0%	$21,564	100.0%	$(2,176)	-10.1%

Agent commissions	14,341	74.0%	15,988	74.1%	(1,647)	-10.3%
Personnel costs	2,313	11.9%	3,399	15.8%	(1,086)	-32.0%
Other selling, general and administrative	1,728	8.9%	1,342	6.2%	386	28.8%
Depreciation and amortization	793	4.1%	794	3.7%	(1)	-0.1%
Total operating costs	19,175	98.9%	21,523	99.8%	(2,348)	-10.9%

Income from operations	213	1.1%	41	0.2%	172	419.5%
Other income (expense)	(22)	-0.8%	13	0.1%	(35)	-269.2%

Income before income taxes	191	1.0%	54	0.3%	137	253.7%
Income tax expense	217	1.0%	19	-0.1%	198	NM %
Net income	$(26)	0.0%	$35	0.2%	$(61)	NM %

Agent commissions were $14.3 million for the year ended June 30, 2006, a decrease of 10.3% over $16.0 million for the year ended June 30 2005. Agent commissions as a percentage of net revenue remained relatively unchanged at approximately 74.0%.

Personnel costs were $2.3 million for the year ended June 30, 2006, a decrease of 32.0% over $3.4 million for the twelve month period. Personnel costs as a percentage of net revenue decreased to 11.9% for the 2006 fiscal year from 15.8% for the 2005 fiscal year. For the year ended June 30, 2006 compared to the prior year, headcount decreased by 7, to a total of 34, individuals who primarily provide finance and administrative services for the benefit of the agent offices.

Other selling, general and administrative costs were $1.7 million for the year ended June 30, 2006, an increase of 28.8% over $386,000 for the year ended June 30, 2005. This increase was primarily the result of increased costs associated with operating as a public company. As a percentage of net revenue, other selling, general and administrative costs increased to 8.9% for the fiscal year ended 2006 from 6.2% for the 2005 fiscal year.

Depreciation and amortization remained relatively unchanged at $793,000 for year ended June 30, 2006 and $794,000 for 2005. Depreciation and amortization as a percentage of net revenue increased to 4.1% for the year ended June 30, 2006 from 3.7% for the 2005 fiscal year.

Income from operations was $213,000 for the year ended June 30, 2006, an increase of 419.5% over $41,000 for the 2005 fiscal year. Income from operations as a percentage of net revenue decreased to 1.1% for the 2006 fiscal year from 0.2% for the 2005 fiscal year.

Net income (loss) was a loss of $26,000 and income of $35,000 for years ended June 30, 2006 and 2005.

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million and consisted of: (i) $9.5 million payable in cash at closing; (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 31 of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.
In preparation for, and in conjunction with, the Airgroup transaction, we secured financing proceeds through several private placements of our common stock to a limited number of accredited investors as follows:

Date	Shares Sold	Gross Proceeds	Price Per Share
● October 2005	2,272,728	$1,000,000	$0.44
● December 2005	10,098,934	$4,400,000	$0.44
● January 2006	1,009,093	$444,000	$0.44
● February 2006	1,446,697	$645,000	$0.44

Net proceeds for the above was $986,222, $4,153,150 (net of $63,153 of costs arising in 2006), $441,637 and $640,022 respectively.

In January 2006, we entered into a $10.0 million secured credit facility with Bank of America, N.A with a term of two years (the “Facility”). The Facility is collateralized by our accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at prime minus 1.00% or LIBOR plus 1.55% and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The facility provides for advances of up to 75% of our eligible accounts receivable with the facility expiring in October 2007.

As of August 31, 2006, we had approximately $250,000 outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $3.6 million in borrowings. The terms of our Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits our funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $2.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we would have to either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

The following table summarizes our contingent base earn-out payments related to the acquisition of Airgroup for the fiscal years indicated based on results of the prior year (in thousands) (1) :

	Year Ending June 30,
	2007	2008	2009	2010	2011	Total
Earn-out payments:
Cash	$600	$—	$—	$—	$—	$600
Equity	—	633	633	634	—	1,900
Total earn-out Payments	$600	$633	$633	$634	$—	$2,500

Prior year earnings targets (income from continuing operations) (3)

Total earnings targets	$—	$2,500	$2,500	$2,500	$—	$7,500

Earn-outs as a percentage of prior year earnings targets:

Total	—	25.3%	25.3%	25.3%	—	33.3%

(1)
During the fiscal year 2007-2011 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $1.5 million if Airgroup generates at least $18.0 million in income from continuing operations during the period.

(2)	Payable in cash on the one-year anniversary of the closing, as long as at least 31 of Airgroup’s agent operations remain operational through the first anniversary of the closing.
(3)
Income from continuing operations as presented refers to the uniquely defined earnings targets of Airgroup and should not be interpreted to be the consolidated income from continuing operations of the Company which would give effect to, among other things, amortization or impairment of intangible assets or various other expenses which may not be charged to Airgroup for purposes of calculating earn-outs.

Net cash used by operating activities for the six months ended June 30, 2006 was $974,000 compared to $21,000 for the comparable six month period ended June 30, 2005. The change was principally driven by our transition to logistics and greater reduction in accounts payable than growth in accounts receivable since the acquisition of Airgroup

Net cash used for investing was $7.2 million for six months ended June 30, 2006 while there was no activity for the same comparable time frame in 2005. $10.1 million was used for the acquisition of Airgroup which had a cash balance of $2.8 million at the time it was acquired by the company at January 1, 2006 and is netted against cash used for the acquisition for purposes of the consolidated statement of cash flows.

Net cash provided by financing activity for six months ended June 30, 2006, was $3.4 million compared to $25,000 for the same period in 2005. Financing activities in 2006 consisted of issuing 2,475,790 shares of common stock for $1.1 million. During January and February 2006, respectively, $444,000 of shares was issued to certain shareholders and employees of Airgroup, while $645,000 of the shares were issued to other accredited investors for cash. Also associated with the acquisition of Airgroup, there is $500,000 due to Airgroup in 2007. The Company also has a credit facility which it drew down $942,000 and used for operations.

Disclosures About Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations as of June 30, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt	$2,400	$—	$2,400	$—	$—
Capital Leases	—	—	—	—	—
Operating Leases	511	228	251	32	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total Contractual Obligations	$2,911	$228	$2,651	$32	$—

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

Off Balance Sheet Arrangements

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. We have evaluated the impact of the adoption of SFAS 152, and do not believe the impact will be significant to our overall consolidated results of operations or financial position.

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

 In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We have adopted FIN 47 beginning the first quarter of fiscal year 2006 and do not believe the adoption will have a material impact on our financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and adopted it in the first quarter of fiscal 2006.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have any impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” . The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not feel it will have any impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. FASB Statement No. 140, “Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities” establishing among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows. The company will adopt SFAS 156 on January 1, 2007.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to estimate fair value, and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at January 1, 2006, the change in interest expense would have had an immaterial impact on the Company’s consolidated results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements of Radiant Logistic, Inc. including the notes thereto and the report of the independent accountants therein, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We will continue to evaluate our internal controls and procedures to identify any required improvements. There were no changes to the Company's internal control over financial reporting for the six months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position

Bohn H. Crain	42	Chief Executive Officer, Chief Financial Officer and Chairman

Stephen M. Cohen	49	General Counsel, Secretary and Director

Rodney Eaton	52	Vice President, Chief Accounting Officer and Controller

William H. Moultrie	64	President and Chief Operating Officer of Airgroup

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors since October 10, 2005. Mr. Crain brings over 15 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Chief Executive Officer of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. Stonepath is a global non-asset based provider of third party logistics services listed on the American Stock Exchange. In 2001, Mr. Crain served as the executive vice president and chief financial officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001; he served as the vice president and treasurer of Florida East Coast Industries, Inc., a public company engaged in railroad and real estate businesses listed on the New York Stock Exchange. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. Mr. Crain earned a Bachelor of Science in Accounting from the University of Texas.

Stephen M. Cohen. Mr. Cohen has served in a part-time capacity as our General Counsel and Secretary since October 10, 2005. He has also been a member of our Board of Directors since October 10, 2005. In 2004, Mr. Cohen founded SMC Capital Advisors, Inc. (“SMC”) which provides business and legal consulting services focusing on corporate finance and federal securities matters. In connection with matters handled for SMC, Mr. Cohen serves as the Director of Legal Affairs/Corporate Counsel for Maverick Oil and Gas, Inc, an early stage independent energy company. From 2000 until 2004, Mr. Cohen served as senior vice president, general counsel and secretary of Stonepath Group, Inc., a global non-asset based provider of third party logistics services listed on the American Stock Exchange, where he helped transition that company from a venture investor in early stage technology businesses to a global logistics company and assisted in the acquisition of domestic and international logistics companies in the United States, Asia and South America. Prior to 2000, Mr. Cohen practiced law, including having been a shareholder of Buchanan Ingersoll P.C., from 1996 to 2000, and a partner at Clark, Ladner, Fortenbaugh & Young from 1990 to 1996. Mr. Cohen earned a Bachelor of Science in Accounting from the School of Commerce and Finance of Villanova University in 1977, a Juris Doctor from Temple University in 1980, and an LLM in Taxation from Villanova University School of Law. Mr. Cohen is licensed to practice law in Pennsylvania.

Rodney Eaton. Mr. Eaton has served as our Vice President and Controller since April 17, 2006 and our Chief Accounting Officer since July 17, 2006. Before joining Radiant, Mr. Eaton was VP - Chief Financial Officer and Treasurer for Chemithon Corporation, from 2001 to 2005, which manufactures process chemical equipment. From 1998 until 2000, Mr. Eaton consulted in a CFO capacity to various hi-tech, consumer goods, and telecommunications companies with some companies traded on NASDAQ. Prior to that, from 1994 to 1997, Mr. Eaton was with Resource Group International (RGI) as VP of Finance, Secretary, and Treasurer and served on the board of directors for RGI and several of its subsidiaries. RGI, listed on the Oslo Stock Exchange, was a $1.4 billion conglomerate with concentrations in seafood, heavy industries, consumer goods, and real estate companies listed on NASDAQ. Prior to RGI, during 1991-1994, Mr. Eaton was CFO for Derby Cycle Corporation, an international manufacturer and distributor of Raleigh bicycles. From 1974 to 1991, Mr. Eaton has served in a CFO and/or Controller capacity for various companies including Baker Hughes, Philip Morris/Seven-Up, and Lockheed Martin all of whom are listed on NYSE. Mr. Eaton has an MBA and a Bachelor of Science in Finance and Accounting from Westminster College.

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors acts as our audit committee. No member of our Board of Directors has been designated as an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Although Bohn H. Crain, our Chief Executive Officer, has the requisite background and professional experience to qualify as an audit committee financial expert, he has not been designated as such by our Board of Directors since: (i) we have no Audit Committee; and (ii) Mr. Crain does not satisfy the “independence” standards adopted by the American Stock Exchange.

Our Board of Directors consists of only two members, both of whom are executive officers of the Company. In addition, to date, we have conducted limited operations, having only concluded our first acquisition during January 2006. In light of the foregoing, and upon evaluating the Company’s internal controls, our Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended and written representations from certain reporting persons, we believe that during fiscal 2005 and 2006 all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid or accrued for the year ended December 31, 2005 and for 6 months ended June 30, 2006, to or for, the benefit of our Chief Executive Officer and our four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position		Salary	Bonus	Restricted Stock Awards	Number of Options	All Other Compensation
Bohn H. Crain, Chief (1) Chief Executive Officer	2005 2006	$20,833 133,000	— —	— —	2,000,000 —	— —
Stephen M. Cohen (2) General Counsel and Secretary	2005 2006	— —	— —	— —	— —	— —
Rodney Eaton, Vice President, Chief Accounting Officer and Controller	2005 2006	— 20,833	— —	— —	— —	— —
William H. Moultrie, President(3) and Chief Operating Officer of Airgroup Corporation	2005 2006	— 64,500	— —	— —	— 50,000	— —

(1)
Mr. Crain has served as our Chief Executive Officer since October 18, 2005. During the fiscal years ended December 31, 2003 and 2004 and from January 1, 2005 until October 17, 2005, we did not pay any compensation to any of our executive officers, except that in 2003 we issued shares of common stock to our former president valued at $90,000.

(2)
Mr. Cohen serves as our General Counsel, Secretary and Director. SMC Capital Advisors, a legal and financial advisory firm owned by Mr. Cohen, provides outside legal services to the Company. Please see “Certain Relationships and Related Transactions” below.

(3)	No amounts are present for Mr. Moultrie prior to January 1, 2006 as any such compensation relates to periods prior to the Company’s acquisition of Airgroup.

The following table sets forth information concerning options granted during our transitional six month period ended June 30, 2006

OPTION GRANTS IN LAST SIX MONTHS ENDED JUNE 30, 2006

	Number of Options	% of Total Options Granted to Employees in	Exercise	Market Price on Date of	Expiration	Potential Realization Value at Annualized Annual rates of Stock Price Appreciation for Option Term
Name	Granted	Fiscal-Year	Price	Grant	Date	5%	10%
William H. Moultrie	50,000(1)	33%	$0.44	$0.44(2)	January 11, 2016	13,800	35,000

(1)	These options vest in equal annual installments over a five year period commencing on the date of grant.

(2)
As of the date of grant, there was no established trading market for our common stock and there was no trading of our shares on or around the date the options were granted. On or about the date the options were granted, we completed an offering of our common stock at a price of $0.44 per share

The following table sets forth information concerning year-end option values for fiscal 2005 for the Named Executive Officers. The value of the options was based on the closing price of our common stock on June 14, 2006 (the most recent trade leading up to June 30, 2006) of $1.05 and are presented net of the exercise price.

FISCAL YEAR END OPTION VALUES

	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Bohn H. Crain	—	2,000,000	$—	$850,000
William H. Moultrie	—	50,000	—	30,500

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

On January 11, 2006, we issued an option to Mr. Moultrie to purchase 50,000 shares of common stock exercisable at $0.44 per share. The options have a term of 10 years, vest in equal annual installments over the five year period commencing on the date of grant, and are otherwise subject to the terms of the Radiant Logistics, Inc. 2005 Stock Incentive Plan, the material terms of which are described below.

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

•
a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquirer immediately following the transaction, or a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

•
during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a  majority of the directors then still in office who were directors at  the beginning of the period.

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

Directors’ Compensation

We do not have any standard arrangements regarding payment of any cash or other compensation to our current directors for their services as directors, as members of any committee of our board of directors or for any special assignments, other than to reimburse them for their cost of travel and other out-of-pocket costs incurred to attend board or committee meetings or to perform any special assignment on behalf of the Company.
Stock Incentive Plan

The Radiant Logistics, Inc. 2005 Stock Incentive Plan, (the “Stock Incentive Plan”) covers 5,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and, at such time as the Plan is approved by our stockholders, incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

As of September 25, 2006, there were outstanding options to purchase 2,570,000 shares of common stock, 1,000,000 exercisable at $0.50 per share, 1,000,000 exercisable at $0.75 per share, 425,000 of which are exercisable at $0.44 per share, 100,000 exercisable at $0.74 per share, and 45,000 options exercisable at $1.01 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates how many shares of our common stock were beneficially owned as of September 27, 2006, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. The address of each of the directors and executive officers listed below is c/o Airgroup, 1227 120th Avenue N.E., Bellevue, Washington 98005.

Name of Beneficial Owner	Amount (1)	Percent of Class

Bohn H. Crain	7,900,000(2)	22.3%
Stephen M. Cohen	2,500,000(3)	7.4%
William H. Moultrie	113,637(4)	(* )
Millennium Global High Yield Fund Limited 64 St. James Street London, U.K. SQ1A 1NF	2,875,000	8.5%
Michael Garnick 1528 Walnut Street Philadelphia, PA 19102	2,300,000	6.8%

SPH Investments, Inc. 111 Presidential Blvd., Suite 165 Bala Cynwyd, PA 19004	2,068,182	6.2%
All officers and directors as a group (3 persons)	10,113,637	30.0%

(*)	Less than one percent

(1)
The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of September 12, 2006 pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 33,611,639 shares   of common stock outstanding as of September 12, 2006.

(2)
Consists of 7,500,000 shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power and 400,000 shares issuable upon exercise of options in October 2006. Does not include 1,600,000 shares issuable upon exercise of options which are subject to vesting.

(3)	Consists of shares held of record by Mr. Cohen’s wife over whom he has sole voting and dispositive power.

(4)	Does not include 50,000 shares issuable upon exercise of options which are subject to vesting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 11, 2006, Bohn H. Crain, our Chief Executive Officer and Chairman of the Board of Directors, and Stephen M. Cohen, our Secretary General Counsel and a Director, surrendered 5,712,500 and 1,904,166 shares of common stock, respectively, to the Company for cancellation.

On January 13, 2006 we entered into a five year employment agreement with Bohn H. Crain to serve as our Chief Executive Officer. On October 20, 2005 we issued options to Mr. Crain to purchase 2,000,000 shares of common stock. See “EXECUTIVE COMPENSATION - Employment and Option Agreements” above.

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

On June 28, 2006, the Company joined Radiant Capital, an affiliate of Bohn H. Crain (and an entity qualified as a minority business enterprise by the Northwest Minority Business Council) to form Radiant Logistics Partners LLC (“Logistics Partners”). Radiant Capital and the Company contributed $12,000 and $8,000, for their respective 60% and 40% interests in Logistics Partners. Logistics Partners remains inactive pending a determination with respect to its application with the Northwest Minority Business Council made on July 18, 2006 to be certified as a minority business enterprise. Once approved, the Company intends to work through Logistics Partners as one element of its planned national accounts sales strategy to pursue corporate and government accounts with diversity initiatives.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional audit services performed by for the audit of our annual financial statements for the six months ended June 30, 2006 and years ended December 31, 2005 and 2004 and fees billed for other services rendered by it during those periods.

	2006	2005	2004
Audit Fees:	$80,000	$32,266	$10,000
Audit Related Fees:	4,767	0	0
Tax Fees:	—	0	0
All Other Fees:	—	0	0
Total:	$84,767	$32,266	$10,000

Audit Fees

Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

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

Other Fees

All Other Fees consist of fees billed for products and services provided not described above.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2005 and 2006, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS

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

10.4
Executive Employment Agreement dated January 11, 2006 by and between Airgroup Corporation and William H. Moultrie. (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

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

10.9	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).
14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 17, 2006).
21.1	Subsidiaries of the Registrant (Filed herewith).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.) (Filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: October 12, 2006	By:	/s/ Bohn H. Crain

Name: Bohn H. Crain Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen M. Cohen	Director , General Counsel and Secretary	October 12, 2006
Stephen M. Crain

/s/ Bohn H. Crain	Chairman and Chief Executive Officer	October 12, 2006
Bohn H. Crain

/s/ Rodney Eaton	Vice President, Chief Accounting Officer & Controller	October 12, 2006
Rodney Eaton

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.
(f/k/a GOLF TWO, INC.)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2006, December 31, 2005 and 2004	F-3
Consolidated Statements of Income (Operations) for the six months ended June 30, 2006 and 2005 (unaudited), and the years ended December 31, 2005, 2004 and 2003	F-4
Statement of Stockholders’ Equity as of June 30, 2006	F-5
Consolidated Statements of Cash flows for the six months ended June 30, 2006 and 2005 (unaudited), and the years ended December 31, 2005, 2004 and 2003	F-6-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Radiant Logistics, Inc.

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (the “Company,” formerly Golf Two, Inc.) as of June 30, 2006, December 31, 2005 and 2004, and the related consolidated statements of income (operations), stockholders' equity, and cash flows for the six month period ended June 30, 2006, and years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiant Logistics, Inc. as of June 30, 2006, December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the six month period ended June 30, 2006, and years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ Stonefield Josephson, Inc.

Los Angeles, California
September 20, 2006

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Balance Sheets

	June 30,	December 31,	December 31,
	2006	2005	2004
ASSETS
Current assets -
Cash and cash equivalents	$510,970	$5,266,451	$19,487
Accounts receivable, net of allowance	8,487,899	—	—
June, 30 2006 - $202,830; December 31, 2005 - $0; December 31, 2004 - $0
Current portion of employee loan receivables and other Receivables	40,329	25,055	—
Prepaid expenses and other current assets	93,087	—	—
Deferred tax asset	277,417	—	—
Total current assets	9,409,702	5,291,506	19,487

Furniture and equipment, net	258,119	—	—

Acquired intangibles, net	2,401,600	—	—
Goodwill	4,712,062
Employee loan receivable	120,000	—	—
Investment in real estate	40,000	—	—
Deposits and other assets	103,376	15,907	—
Total long term assets	7,377,038	15,907	—
	$17,044,859	$5,307,413	$19,487

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Accounts payable	$4,096,538	$—	$—
Accrued transportation costs	1,501,374	—	—
Commissions payable	429,312	—	—
Other accrued costs	303,323	148,388	2,000
Income taxes payable	1,093,996	—	—
Total current liabilities	7,424,543	148,388	2,000

Long term debt	2,469,936	—	—
Note Payable	—	—	50,000
Deferred tax liability	608,523	—	—
Total long term liabilities	3,286,480	—	50,000
Total liabilities	10,711,023	148,388	52,000

Commitments & contingencies	—	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. Issued and outstanding: June 30, 2006 - 33,611,639; December 31, 2005 - 31,135,849: December 31, 2004 - 25,964,176	15,067	12,590	7,418
Additional paid-in capital	6,590,355	5,488,707	153,307
Accumulated deficit	(271,586)	(342,272)	(193,238)
Total Stockholders’ equity (deficit)	6,333,836	5,159,025	(32,513)
	$17,044,859	$5,307,413	$19,487

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Income (Operations)

	SIX MONTHS ENDED		YEAR ENDED
	JUNE 30,		DECEMBER 31,
	2006	2005	2005	2004	2003
		(unaudited)
Revenues	$26,469,049	$—	$—	$—	$—
Cost of transportation	16,965,966	—	—	—	—
Net revenues	9,503,083	—	—	—	—

Agent Commissions	7,037,363	—	—	—	—
Personnel costs	1,154,449	—	—	—	—
Selling, general and administrative expenses	842,391	21,881	161,967	23,293	29,828
Depreciation and amortization	423,465	—	—	—	—
Total operating expenses	9,457,668	21,881	161,967	23,293	29,828

Income (loss) from operations	45,415	(21,881)	(161,967)	(23,293)	(29,828)

Other income (expense):
Interest income	14,800	—	14,433	—	58
Interest expense	(25,851)	(1,000)	(1,500)	(2,000)	(300)
Other	(2,773)	—	—	—	—
Total other income (expense)	(13,824)	(1,000)	12,933	(2,000)	(242)

Income (loss) before income tax expense (benefit)	31,591	(22,811)	(149,034)	(25,293)	(30,070)

Income tax expense (benefit)	(39,095)	—	—	—	—
Net income (loss)	$70,686	$(22,811)	$(149,034)	$(25,293)	$(30,070)

Net income (loss) per common share - basic and diluted	$—	$—	$(0.01)	$—	$—

Weighted average shares outstanding:
Basic shares	33,185,665	25,964,176	26,490,427	25,964,179	25,964,179
Diluted shares	34,584,836	25,964,176	26,490,427	25,964,179	25,964,179

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statement of Stockholders’ Equity

					TOTAL
			ADDITIONAL		STOCKHOLDERS'
	COMMON STOCK		PAID-IN	ACCUMULATED	EQUITY
	SHARES	AMOUNT	CAPITAL	DEFICIT	(DEFICIT)
Balance at December 31, 2002
(Reflects 3.5:1 Stock split; Note 9)	25,964,179	$7,418	$150,607	$(137,875)	$20,150

Capital contribution for office space and interest expense	—	—	1,500	—	1,500

Net loss for the year ended December 31, 2003	—	—	—	(30,070)	(30,070)
Balance at December 31, 2003	25,964,179	7,418	152,107	(167,945)	(8,420)

Capital contribution for office space	—	—	1,200	—	1,200

Net loss for the year ended December 31, 2004	—	—	—	(25,293)	(25,293)
Balance at December 31, 2004	25,964,179	7,418	153,307	(193,238)	(32,513)

Issuance of common stock for cash at $0.44 per share (October 2005), net of issuance costs	2,272,728	2,273	983,949	—	986,222
Issuance of common stock for cash at $0.44 per share (December 2005), net of issuance costs	10,098,943	10,100	4,206,203	—	4,216,303
Issuance of common stock for cash at $0.44 per share (December 2005), net of issuance costs	500,000	500	29,000	—	29,500
Surrender of common stock (Note 8) (December 2005)	(7,700,001)	(7,701)	7,701	—	—
Forgiveness of debt and related interest in connection with change of control (Note 8) (October 2005)	—	—	78,409	—	78,409
Capital contribution for office space	—	—	900	—	900
Stock based compensation	—	—	29,238	—	29,238
Net loss for the year ended December 31, 2005	—	—	—	(149,034)	(149,034)
Balance at December 31, 2005	31,135,849	12,590	5,488,707	(342,272)	5,159,025

Issuance of common stock for cash at $0.44 per
share (January 2006), net of issuance costs	1,009,093	1,010	440,627	—	441,637
Issuance of common stock for cash at $0.44 per
share (February 2006), net of issuance costs	1,466,697	1,467	638,555	—	640,022
Costs incurred for issuance of prior year shares			(63,153)		(63,153)
Stock based compensation	—	—	85,619	—	85,619
Net income for the six months ended
June 30, 2006	—	—	—	70,686	70,686
Balance at June 30, 2006	33,611,639	$15,067	$6,590,355	$(271,586)	$6,333,836

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statement of Cash Flows

	SIX MONTHS ENDED JUNE 30,		YEAR ENDED DECEMBER 31,
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:	2006	2005	2005	2004	2003
		(unaudited)
Net income (loss)	$70,686	$(22,881)	$(149,034)	$(25,293)	$(30,070)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash issuance of common stock (services)	—	—	29,500	—	—
non-cash contribution to capital (rent)	—	600	900	1,200	1,200
non-cash compensation expense (stock options)	85,619	—	29,238	—	—
non-cash contribution to capital (interest)	—	—	3,500	—	300
amortization of intangibles	340,400	—	—	—	—
depreciation and amortization	(32,670)	—	—	—	—
change in fair value of accounts receivable	225,271	—	—	—	—
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	1,739	—	—	—	—
employee receivable and other receivables	12,230	—	(25,054)	—	—
prepaid expenses and other current assets	(116,446)	—	—	—	—
accounts payable	(2,590,831)	—	—	—	—
accrued transportation costs	1,501,374	—	—	—	—
commissions payable	9,280	—	—	—	—
other accrued costs	(182,677)	—	—	—	—
income taxes payable	(298,388)	1,000	146,387	(7,150)	2,150
Total adjustments	(1,045,099)	1,600	184,471	(5,950)	3,650
Net cash provided by (used for)
operating activities	(974,413)	(21,281)	35,437	(31,243)	(26,420)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Acquisition of Airgroup, net of acquired cash (See Note 4)	(7,358,588)	—	(15,907)	—	—
Proceeds from sale of investments	241,455	—	—	—	—
Purchase of technology and equipment	(95,153)	—	—	—	—
Net cash used for investing activities	(7,212,286)	—	(15,907)	—	—

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from notes payable, stockholders	—	24,909	24,909	—	50,000
Proceeds from issuance of common stock net of issuance costs	1,018,506	—	5,202,525	—	—
Proceeds from credit facility net of credit fees	1,969,936	—	—	—	—
Payment of credit facility fees	(57,224)	—	—	—	—
Long term debt for acquisition (see Note 4)	500,000	—	—	—	—
Net cash provided by financing activities	3,431,218	24,909	5,227,434	—	50,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,755,481)	3,628	5,246,964	(31,243)	23,580
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	5,266,451	19,487	19,487	50,730	27,150
CASH AND CASH EQUIVALENTS AT END OF YEAR	$510,970	$23,115	$5,266,451	$19,487	$50,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$656,813	$800	$800	$800	$—
Interest paid	$25,851	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Acquisition of Airgroup (see Note 4):
Fair value of assets acquired	$19,885,892	$—	$15,907	$—	$—
Liabilities assumed	(9,797,019)	—	—	—	—
Cash paid	10,088,873	—	15,907	—	—
Less cash acquired	(2,730,285)	—	—	—	—
Net cash paid for Airgroup	$7,358,588	$—	$15,907	$—	$—

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Cash Flows

The accompanying notes form an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash financing activities:

Prior to the change of control transaction in October of 2005, a then officer of the Company provided office space to the Company on a month-to-month basis that was recorded as a contribution to capital. Total office expense for the years ended December 31, 2005, 2004, and 2003 amounted to $900, $1,200, and $1,500, respectively.

On November 5, 2003, the Company was loaned $50,000 by a stockholder in exchange for a promissory note. For the years ended December 31, 2005 and 2004 while the Company recorded interest expense of $1,200, and $2,000, respectively, related to this note.

On March 1, 2005, the Company borrowed $24,909 from a stockholder in exchange for a non-interest bearing promissory note with principal due and payable in five years.

In October of 2005, and in conjunction with the change in control transaction, stockholders agreed to discharge $78,409 in notes and accumulated interest.

In December of 2005, 500,000 shares of common stock were issued to a financial advisor in exchange for financial advisory and investment banking services provided in connection with, among other things, our transition to a third-party logistics company at a price $0.44 per share.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Notes to the Consolidated Financial Statements

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

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

We accomplished the first step in our strategy by completing the acquisition of Airgroup effective as of January 1, 2006; see Note 4. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

Basis of Presentation

The audited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods.

Effective June 30, 2006, the Company changed its fiscal year end from December 31 to June 30. This change was made in order to make the Company’s fiscal year conform to the June 30 fiscal year of the Company’s platform acquisition, Airgroup Corporation. The resulting six-month period ended June 30, 2006 may be referred to herein as the “Transition Period.” The six-month period ended June 30, 2005 is unaudited. As of January 1, 2006, the Company was no longer considered to be a development stage company due to the acquisition of Airgroup. Airgroup is a wholly owned subsidiary of the Company and its results are consolidated within the Company’s consolidated financial statements for the six months ended June 30, 2006. All material inter-company accounts have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for stock options, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

d)	Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.   The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

e)	Property and Equipment

Technology (computer software, hardware, and communications), furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using five to seven year lives for vehicles, communication, office, furniture, and computer equipment and the double declining balance method. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

Under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project and capitalized interest, if appropriate. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

f)	Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of June 30, 2006 there are no indications of an impairment.

g)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over approximately 5 year period. See Note 4.

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2006.

h)	Commitments

The Company has operating lease commitments for office and warehouse space and equipment rentals and are under non-cancelable operating leases expiring at various dates through December 2010. Annual commitments for years ending June 30, 2007 through 2010, respectively, are $228,041, $87,122, $86,498, $78,008, and $31,800 thereafter.

i)	Income Taxes

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

j)	Revenue Recognition and Purchased Transportation Costs

The Company recognizes revenue on a gross basis, in accordance with EITF 99-19, "Reporting Revenue Gross versus Net", as a result of the following: We are the primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. The Company, at its sole discretion, set the prices charged to our customers, and is not required to obtain approval or consent from any other party in establishing our prices. The Company has multiple suppliers for the services the Company sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

As a non-asset based carrier, the Company does not own transportation assets. We generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. In accordance with Emerging Issues Task Force ("EITF") 91-9 "Revenue and Expense Recognition for Freight Services in Process", revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. At the time when revenue is recognized on a transportation shipment, the Company records costs related to that shipment based on the estimate of total purchased transportation costs. The estimates are based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

k)	Share based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment: An Amendment of FASB Statements No. 123 and 95" ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative. The Company adopted statement SFAS 123R, the modified prospective application method, in October 2005 and does not believe the impact will be significant to the Company’s overall consolidated results of operations or financial position.

As a result of adopting Statement 123R in October 2005, for the six months ended June 30, 2006 the effect of the expense was a reduction in income by $85,619, and an increase in net loss by $29,238 for the year ended December 31, 2005. Prior to October 2005 the company did not have a stock option plan therefore no expense was recorded.

l)	Basic and Diluted Income (Loss) Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For six months ended June 30, 2006, the weighted average outstanding number of potentially dilutive common shares totaled 34,584,836 shares of common stock, including options to purchase 2,425,000 shares of common stock at June 30, 2006, which on a weighted average basis is 1,399,171 shares based on the application of the treasury stock method. The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share for the six months ended June 30, 2006.

	Six months ended	Year ended	Year ended
	June 30, 2006	December 31, 2005	December 31, 2004
Weighted average basic shares outstanding	33,185,665	26,490,427	25,964,176
Options	1,399,171	—	—
Weighted average dilutive shares outstanding	34,584,836	26,490,427	25,964,176

m)	Fair Value of Financial Instruments

The carrying value of the Company's accounts receivable, accounts payable, other accrued liabilities, and line of credit approximate their estimated fair values due to the relatively short maturities of those instruments.

n)	Comprehensive Loss

The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. We have evaluated the impact of the adoption of SFAS 152, and do not believe the impact will be significant to our overall consolidated results of operations or financial position.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We have adopted FIN 47 beginning the first quarter of fiscal year 2006 and do not believe the adoption will have a material impact on our financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No.154, “ Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28 .” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal 2006.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have any impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB has issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have any impact on its consolidated financial position, results of operations or cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” . The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect this will have any impact upon its consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140”. FASB Statement No. 140, “Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities” establishing among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of the fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company will adopt SFAS 156 on January 1, 2007.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, with respect to FASB Statement No. 109, Accounting for Income Taxes, regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to estimate fair value, and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

NOTE 4 - ACQUISITION OF AIRGROUP

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

The acquisition, which provided the platform operation for the Company’s consolidation strategy, was accounted for as a purchase and accordingly, the results of operations and cash flows of Airgroup have been included in the Company’s consolidated financial statements prospectively from the date of acquisition.  At June 30, 2006 the total purchase price, including acquisition expenses of $104,779, but excluding the contingent consideration, was $10,104,779. If the parameters of the contingencies are met, in essence achieving certain income levels (see Note 9), they would be recorded as an adjustment to goodwill. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at January 1, 2006:

Current assets	$11,777,922
Furniture and equipment	231,726
Other assets	438,089
Intangibles	2,742,000
Goodwill	4,712,061
Total acquired assets	19,901,798

Current liabilities assumed	8,864,739
Long term deferred tax liability	932,280
Total acquired liabilities	9,797,019
Net assets acquired	$10,104,779

The above allocation is still preliminary and the Company expects to finalize it prior to the January 2007 anniversary of the acquisition of Airgroup. For the six months ended June 30, 2006, the Company recorded an expense of $340,400 from amortization of intangibles and an income tax benefit of $115,736 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $403,806 in 2007, $361,257 in 2008, $394,079 in 2009, in $318,862 in 2010, and $107,052 in 2011.

The following information is based on actual and audited results for the six months ended June 30, 2006 while June 30, 2005 is based on historical and unaudited information as if the acquisition of Airgroup had occurred as of the beginning of the reporting period (in thousands, except earnings per share):

	Six Months ended June 30,
	2006	2005
Total revenue	$26,469	$27,603
Income (loss) from continuing operations	46	(36)
Net income (loss)	71	(11)
Earnings per share:
Basic	$—	$—

NOTE 5 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the six months ended June 30, 2006 and the year ended December 31, 2005. Prior the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this is the Company’s first acquisition.

	Six months ended June 30, 2006		Year ended December 31, 2005
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$331,400	$—	$—
Covenants not to compete	90,000	9,000	—	—
Total	$2,742,000	$340,400	$—	$—

Aggregate amortization expense for the year ended June 30:
2007		$611,827
2008		547,359
2009		597,090
2010		483,124
2011		162,200
		$2,401,600

NOTE 6 - PROPERTY AND EQUIPMENT

The Company, prior to acquiring Airgroup, has never carried any fixed assets since its inception. Property and equipment consists of the following:

	June 30,	December 31,
	2006	2005
Vehicles	$3,500	$—
Communication equipment	1,353	—
Office equipment	6,023	—
Furniture and fixtures	10,212	—
Computer equipment	96,653	—
Computer software	198,438	—
Leasehold improvements	10,699	—
	326,878	—
Less: Accumulated depreciation and amortization	(68,759)	—
Property and equipment - net	$258,119	$—

Depreciation and amortization expense for the six months ended June 30, 2006 was $68,759 and zero for year ended December 31, 2005.

NOTE 7 - LONG TERM DEBT

To complete the Airgroup acquisition and ensure adequate financial flexibility, the Company secured a $10,000,000 revolving credit facility (the "Facility") in January 2006. The Facility is collateralized by our accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at prime minus 1.00% or LIBOR plus 1.55% and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. At June 30, 2006, the Company’s facility interest rate was 7.25%. The facility provides for advances of up to 75% of our eligible accounts receivable.

As of August 31, 2006, the Company had approximately $250,000 outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $3.6 million in borrowings. The terms of our Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits our funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $2.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we would have to either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives. At June 30, 2006, the Company was in compliance with all of its covenants.

As of June 30, 2006, we had $941,560 in advances under the Facility along with $1,028,376 in outstanding checks which had not yet been presented to the bank for payment. The outstanding checks have been reclassed from our cash accounts, as they will be advanced from, or against, our facility when presented for payment to the bank. These amounts, in addition to $500,000 payable to the former shareholders of Airgroup, total long term debt of $2,469,936.

At June 30, 2006, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $3,189,615 available for borrowing under the Facility.

NOTE 8 - PROVISION FOR INCOME TAXES

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

	Six months ended	Year ended
	June 30,	December 31,
	2006	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$72,708	$—	$—
Accruals	532,585	—	—
Net operating loss carryforwards	162,088	50,672	8,600
Valuation allowance for loss carryforwards	(116,372)	(50,672)	(8,600)
Accrued other income	33,631	—	—
Total deferred tax assets	$684,640	$—	$—
Deferred tax liabilities:
Accruals	368,340	—	—
Stock options	38,883	—	—
Net deferred tax asset - current	$407,223	$—	$—

Long term deferred tax liability - intangibles - Note 4	$816,544	$—	$—

The acquisition of Airgroup resulted in $932,280 of long term deferred tax liability resulting from the acquisition of certain amortizable intangibles, identified during the Company’s purchase price allocation, which is not deductible for tax purposes. The long term deferred tax liability will be reduced as the non-deductible amortization of the intangibles is recognized. See Note 4.

The Company accumulated a net federal operating loss carryforward of $342,272 from inception though its transition into the logistics business as of January 2006 which expires in 2025. Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized. The Company is maintaining a valuation allowance of $116,372 to off-set the deferred tax asset associated with these net operating losses until when, in the opinion of management, utilization is reasonably assured.

From inception through the year ended December 31, 2005, the Company experienced net losses and as a results did not incur any income tax expense or deferred taxes. Income tax expense attributable to operations is as follows.

	Six Months ended	Year ended
	June 30,	December 31,
	2006	2005	2004
Current:
Federal	$109,216	$—	$—
State	—	—	—

Deferred:
Federal	(148,311)	—	—
State	—	—	—
Net income tax expense (benefit)	$(39,095)	$—	$—

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Six Months ended	Year ended
	June 30,	December 31,
	2006	2005	2004
Tax at statutory rate	$10,741	$—	—
Net operating loss carryforward net of valuation allowance	(45,716)	—	—
Other	(4,120)	—	—
Net income tax expense (benefit)	$(39,095)	$—	$—

NOTE 9 - CONTINGENCIES

The Company’s acquisition agreement of Airgroup contain future contingent consideration provisions that provide for the selling shareholders to receive additional consideration if minimum pre-tax income levels are made in future periods. Pursuant to SFAS No. 141, “Business Combinations,” contingent consideration is accounted for as additional goodwill when earned.

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million and consisted of: (i) $9.5 million payable in cash at closing; (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 31 of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The following table summarizes our contingent base earn-out payments for the fiscal years indicated based on results of the prior year (in thousands) (1) :

	Fiscal Year Ended June 30,
	2007	2008	2009	2010	2011	Total
Earn-out payments:
Cash	$600	$—	$—	$—	$—	$600
Equity	—	633	633	634	—	1,900
Total earn-out Payments	$600	$633	$633	$634	$—	$2,500

Prior year earnings targets (income from continuing operations) (3)

Total earnings targets	$—	$2,500	$2,500	$2,500	$—	$7,500

Earn-outs as a percentage of prior year earnings targets:

Total	—	25.3%	25.3%	25.3%	—	33.3%

(1)
During the fiscal year 2007-2011 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $1.5 million if Airgroup generates at least $18.0 million in income from continuing operations during the period.

(2)	Payable in cash on the one-year anniversary of the closing, as long as at least 31 of Airgroup’s agent operations remain operational through the first anniversary of the closing.
(3)
Income from continuing operations as presented refers to the uniquely defined earnings targets of Airgroup and should not be interpreted to be the consolidated income from continuing operations of the Company which would give effect to, among other things, amortization or impairment of intangible assets or various other expenses which may not be charged to Airgroup for purposes of calculating earn-outs.

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2006, none of the shares were issued or outstanding.

Common Stock

In March 2001, the Company issued 19,775,000 shares of its common stock in exchange for services to incorporate the Company. In February 2002, the Board of Directors declared that the Company had not received consideration for the issuance of 11,637,500 of the previously issued shares and canceled those shares leaving 8,137,500 shares outstanding totaling $2,325. The forgoing shares (before the 3.5:1 stock split) were valued at the par value of the Company's common stock, which represented the fair market value of such shares on the date of issuance. The Company has not recognized the issuance of the cancelled shares in the consolidated financial statements.

In September 2005, the Company’s Board of Directors approved a 3.5 for 1 split of its issued and outstanding common stock which was effectuated through a dividend of 2.5 shares for each share of common stock outstanding as of the record date. The dividend was payable on October 21, 2005 to shareholders of record on October 20, 2005. The stock split has been reflected in the Company’s consolidated financial statements for all periods presented. The common stock will continue to have a par value of $0.001 per share. Fractional shares were rounded upward.

In October 2005, the Company completed a private placement and issued 2,272,728 shares of its common stock at a purchase price of $0.44 per share for aggregate gross proceeds of $1,000,000. This placement yielded net proceeds of $986,222 for the Company, after the payment of out-of-pocket costs associated with the placement.

In December, 2005, the Company completed a private placement and issued 10,098,943 shares of its common stock at a purchase price of $0.44 per share for aggregate gross proceeds of $4,400,000. This placement yielded net proceeds of $4,216,303 for the Company, after the payment of placement agent fees and other out-of-pocket costs associated with the placement.

In December, 2005, a total of 7,700,001 shares of common stock were surrendered to the Company for cancellation, including 5,712,500 shares surrendered by Bohn H. Crain our Chief Executive Officer and Chairman of the Board of Directors and 1,904,166 shares surrendered by Stephen M. Cohen, our Secretary General Counsel and a Director and other non-related investors surrendered 83,335 shares.

In December, 2005, the Company issued 500,000 shares of its common stock at a price of $0.44 per share in exchange for financial advisory and investment banking services provided in connection with, among other things, our transition to a third-party logistics.

In January 2006, we issued 1,009,093 shares of our common stock to certain Airgroup shareholders and employees who are accredited investors for gross proceeds of $444,000. In February 2006, we issued 1,466,697 shares of our common stock to a limited number of accredited investors for gross cash proceeds of $645,000. Each of these private placements was completed at a purchase price of $0.44 per share. Net of issuance costs, net proceeds were $441,637 and $640,022 respectively.

NOTE 11 - STOCK OPTION PLAN

On October 20, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (“2005 Plan). The 2005 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. For the 2005 Plan the awards can take the form of incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”) and may be granted to key employees, directors and consultants. Options shall be exercisable at such time or times, or upon such event, or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the Plan Administrator and set forth in the Option Agreement evidencing such Option; provided, however, that (i) no Option shall be exercisable after the expiration of ten (10) years after the date of grant of such Option, (ii) no Incentive Stock Option granted to a participant who owns more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary of the Company) shall be exercisable after the expiration of five (5) years after the date of grant of such Option, and (iii) no Option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences Service with the Participating Company. Subject to the foregoing, unless otherwise specified by the Option Agreement evidencing the Option, any Option granted hereunder shall have a term of ten (10) years from the effective date of grant of the Option.

The price at which each share covered by an Option may be purchased shall be determined in each case by the Plan Administrator; provided, however, that such price shall not, in the case of an Incentive Stock Option, be less than the Fair Market Value of the underlying Stock at the time the Option is granted. If a participant owns (or is deemed to own under applicable provisions of the Code and rules and regulations promulgated hereunder) more than ten percent (10%) of the combined voting power of all classes of the stock of the Company and an Option granted to such participant is intended to qualify as an Incentive Stock Option, the Option price shall be no less than 110% of the Fair Market Value of the Stock covered by the Option on the date the Option is granted.

Fair market value of the Stock on any given date means (i) if the Stock is listed on any established stock exchange or a national market system, including without limitation the National Market or Small Cap Market of The NASDAQ Stock Market, its Fair Market Value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system for the last market trading day prior to the time of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable; (ii) if the Stock is regularly traded on the NASDAQ OTC Bulletin Board Service, or a comparable automated quotation system, its Fair Market Value shall be the mean between the high bid and low asked prices for the Stock on the last market trading day prior to the day of determination; or (iii) in the absence of an established market for the Stock, the Fair Market Value thereof shall be determined in good faith by the Plan Administrator.

Under the 2005 Plan, stock options were granted to employees up to 10 years at an exercise prices of $.44 per share and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2006, 425,000 stock options granted to employees were exercisable under the 2005 Plan with 2,000,000 options granted at the end of December 31, 2005 with a weighted average of $.625 a share. There were no options granted prior to October 2005 as no option plan existed prior to October 2005. The Company adopted SFAS 123 (R) at the time of implementing its 2005 Plan and recorded a compensation expense of $85,619 for the six months ended June 30, 2006, and $29,238 for the year ended December 31, 2005 which resulted in a tax benefit of $29,110 and $9,941, respectively.

The following table reflects activity under the plan for six months ended June 30, 2006 and years ended December 31, 2005 and December 31, 2004. There were no shares vested as a result of the recent inception of the stock options plan:

	Six months ended June 30, 2006		Year ended December 31, 2005		Year ended December 31, 2004
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,000,000	$.625	—	$—	—	$—
Granted	425,000	$.440	2,000,000.625		—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—
Outstanding at end of year	2,425,000	$0.593	2,000,000	$.625	—	$—
Exercisable at end of year	—	$—	—	$—	—	$—

Since the Company is in its first year of issuing stock options under the 2005 Stock Incentive Plan, no options were exercised during the six months ended June 30, 2006, year ended December 31, 2005 or prior years.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended	Year ended
	June 30, 2006	December 31, 2005
Risk-Free Interest Rates	3.73%	3.73%
Expected Lives	5 yrs	5 yrs
Expected Volatility	116.9%	117.8%
Expected Dividend Yields	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

No stock options were granted prior to October 2005 as the stock incentive plan did not exist, so the Black-Scholes information has not been presented.

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2006
$0.44 - $0.49	425,000	9.66	$0.440	$187,000
$0.50 - $0.75	2,000,000	9.33	$0.625	$1,250,000
$0.44 - $0.75	2,425,000	9.39	$0.593	$1,437,000

NOTE 12 - QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)

	2006 Quarter ended		2005 Quarter ended
	March 31	June 30	March 31	June 30
Revenue	$11,842,717	$14,626,332	$—	$—
Cost of transportation	7,479,707	9,486,259	—	—
Net revenues	4,6363,010	5,140,073	—	—

Total operating expenses	4,489,907	4,967,761	13,830	8,051

Income (loss) from operations	(126,897)	172,312	(13,830)	(8,051)
Total other income (expense)	(1,858)	(11,966)	(500)	(500)

Income (loss) before income tax expense (benefit)	(128,755)	160,346	(14,330)	(8,551)

Income tax (benefit)	(101,645)	(62,550)	—	—
Net income (loss)	$(27,110)	$97,796	$(14,330)	$(8,551)

Net income (loss) per common share - basic and diluted	$—	$—	$—	$—

NOTE 13 - VALUATION ALLOWANCE AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$—	$—	$—	$—
Year ended December 31, 2004	$—	$—	$—	$—
Six months ended June 30, 2006	$218,000	$15,170	$—	$202,830

NOTE 12 - SUBSEQUENT EVENTS

In August 2006, the Company issued 100,000 of stock options to its Vice President, Chief Accounting Officer and Controller at an exercise price of $0.74 per share under the 2005 Stock Options Plan with a fair value of approximately $60,013 based on the Black Scholes option pricing model using the following weighted average assumptions.

Risk-Free Interest Rates	3.73%
Expected Lives	5 yrs
Expected Volatility	112.7%
Expected Dividend Yields	0.00%
Forfeiture Rate	0.00%

In September 2006, the Company issued 45,000 of stock options to various employees at an exercise price of $1.01 per share under the 2005 Stock Options Plan with a fair value of approximately $36,395, based on the Black Scholes options pricing model using the following weighted average assumptions.

Risk-Free Interest Rates	3.73%
Expected Lives	5 yrs
Expected Volatility	110.0%
Expected Dividend Yields	0.00%
Forfeiture Rate	0.00%

In September 2006, the Company issued 250,000 shares of common stock, at $1.01 per share, in connection with the acquisition of domestic and international freight training materials for the development of its employees and exclusive agent offices. The shares have a market value of $252,500.

In October 2006, the Company has approved, and awaiting final board approval, the issuance of 100,000 shares of common stock as bonus compensation to its senior managers. The fair value of the shares will be determined at the time of their issuance.