Form 10-KT/A
period 2006-06-30
RADIANT LOGISTICS, INC
filed 2006-10-25
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/T/A
(Amendment No. 1)

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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

EXPLANTORY NOTE

We are filing this Amendment no. 1 to our Form 10-K/T for the fiscal year ended June 30, 2006 to correct a typographical error on the consolidated balance sheet, page F-3, relating to the deferred tax liability balance as of June 30, 2006 which should be $816,544. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive and financial officers are also filed as exhibits.

Except for matters described in the immediately preceding paragraph, this Form 10-K/T/A has not been modified or updated to reflect events that have occurred after October 12, 2006, the date the original transition report was filed with the SEC, nor does it modify or update the disclosures set forth in the original transition report. Accordingly, except for matters described in the immediately preceding paragraph, this Form 10-K/T/A continues to speak as of June 30, 2006, does not reflect events occurring after October 12, 2006, and does not modify or update those disclosures, if any, affected by subsequent events. Information with respect to any such events has been or will be set forth, as appropriate, in our filings with the SEC subsequent to October 12, 2006.

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

/S/ Stonefield Josephson, Inc.

Los Angeles, California
September 20, 2006

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Balance Sheets

	June 30,	December 31,	December 31,
	2006	2005	2004
ASSETS
Current assets -
Cash and cash equivalents	$510,970	$5,266,451	$19,487
Accounts receivable, net of allowance	8,487,899	—	—
June, 30 2006 - $202,830; December 31, 2005 - $0; December 31, 2004 - $0
Current portion of employee loan receivables and other Receivables	40,329	25,055	—
Prepaid expenses and other current assets	93,087	—	—
Deferred tax asset	277,417	—	—
Total current assets	9,409,702	5,291,506	19,487

Furniture and equipment, net	258,119	—	—

Acquired intangibles, net	2,401,600	—	—
Goodwill	4,712,062
Employee loan receivable	120,000	—	—
Investment in real estate	40,000	—	—
Deposits and other assets	103,376	15,907	—
Total long term assets	7,377,038	15,907	—
	$17,044,859	$5,307,413	$19,487

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Accounts payable	$4,096,538	$—	$—
Accrued transportation costs	1,501,374	—	—
Commissions payable	429,312	—	—
Other accrued costs	303,323	148,388	2,000
Income taxes payable	1,093,996	—	—
Total current liabilities	7,424,543	148,388	2,000

Long term debt	2,469,936	—	—
Note Payable	—	—	50,000
Deferred tax liability	816,544	—	—
Total long term liabilities	3,286,480	—	50,000
Total liabilities	10,711,023	148,388	52,000

Commitments & contingencies	—	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized. Issued and outstanding: June 30, 2006 - 33,611,639; December 31, 2005 - 31,135,849: December 31, 2004 - 25,964,176	15,067	12,590	7,418
Additional paid-in capital	6,590,355	5,488,707	153,307
Accumulated deficit	(271,586)	(342,272)	(193,238)
Total Stockholders’ equity (deficit)	6,333,836	5,159,025	(32,513)
	$17,044,859	$5,307,413	$19,487

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