Form 10-Q
period 2006-09-30
RADIANT LOGISTICS, INC
filed 2006-11-14
CIK 1171155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

(Address of Principal Executive Offices)

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

There were 33,961,639 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 13, 2006.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets -
Cash and cash equivalents	$894,711	$510,970
Accounts receivable, net of allowance for doubtful accounts of $201,682 at September 30, 2006 and $202,830 at June 30, 2006	8,290,692	8,487,899
Current portion of employee loan receivable and other receivables	41,929	40,329
Prepaid expenses and other current assets	12,276	93,087
Deferred tax asset	232,864	277,417
Total current assets	9,472,472	9,409,702

Furniture and equipment, net (Note 5)	559,359	258,119

Acquired intangibles, net (Note 4)	2,248,641	2,401,600
Goodwill	4,718,189	4,712,062
Employee loan receivable	120,000	120,000
Investment in real estate	40,000	40,000
Deposits and other assets	118,025	103,376
Total long term assets	7,244,855	7,377,038
	$17,276,686	$17,044,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Accounts payable	$4,680,473	$4,096,538
Accrued transportation costs	1,562,873	1,501,374
Commissions payable	506,976	429,312
Other accrued costs	255,684	303,323
Income taxes payable	847,450	1,093,996
Total current liabilities	7,853,456	7,424,543

Long term debt (Note 6)	1,867,838	2,469,936
Deferred tax liability	764,538	816,544
Total long term liabilities	2,632,376	3,286,480
Total liabilities	10,485,832	10,711,023
Commitments & contingencies (Note 6)	—	—

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 33,861,639 at September 30, 2006 and 33,611,639 at June 30, 2006	17,567	15,067
Additional paid-in capital	6,885,347	6,590,355
Accumulated deficit	(112,060)	(271,586)
Total Stockholders’ equity	6,790,854	6,333,836
	$17,276,686	$17,044,859

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)

	For three months ended September 30,
	2006	2005
Revenue	$14,417,101	$—
Cost of transportation	9,423,319	—
Net revenues	4,993,782	—

Agent Commissions	3,727,317	—
Personnel costs	507,032	—
Selling, general and administrative expenses	405,905	14,075
Depreciation and amortization	186,106	—
Total operating expenses	4,826,360	14,075
Income (loss) from operations	167,422	(14,075)

Other income (expense):
Interest income	1,805	—
Interest expense	(7,491)	(500)
Other	(402)	—
Total other income (expense)	(6,088)	(500)

Income (loss) before income tax expense	161,334	(14,575)
Income tax expense	1,808	—
Net income (loss)	$159,526	$(14,575)

Net income (loss) per common share - basic	$0.00	$0.00

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average basic common shares outstanding	33,652,400	25,964,179

Weighted average diluted common shares outstanding	36,137,182	25,964,179

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at July 1, 2006	33,611,639	$15,067	$6,590,355	$(271,586)	$6,333,836
Issuance of common stock for training materials at $1.01 per share (September 2006) (unaudited)	250,000	2,500	250,000	—	252,500
Share based compensation (unaudited)	—	—	44,992	—	44,992
Net income for the three months ended September 30, 2006 (unaudited)	—	—	—	159,526	159,526
Balance at September 30, 2006	33,861,639	$17,567	$6,885,347	$(112,060)	$6,790,854

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For three months ended September 30,
	2006	2005
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income (loss)	$159,526	$(14,575)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash contribution to capital (rent)	—	300
non-cash compensation expense (stock options)	44,992	—
amortization of intangibles	152,959	—
amortization of deferred tax	(52,006)	—
depreciation	25,994	—
amortization	7,153	—
change in accounts receivable	(6,128)	—

CHANGE IN ASSETS AND LIABILITIES -
restricted cash	—	(9,340)
accounts receivables	197,207	—
employee receivable and other receivables	(1,600)	—
prepaid expenses and other current assets	103,562	—
accounts payable and accrued expenses	583,935	500
accrued transportation costs	61,499	—
commission payable	77,664	—
other accrued costs	(47,639)	—
income tax payable	(246,546)	—
Net cash provided by (used for) operating activities	1,060,572	(23,115)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
purchase of property and equipment	(74,733)	—
Net cash (used for) investing	(74,733)	—

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Net (payment) of credit facility	(602,098)	—
Net cash (used for)financing activities	(602,098)	—

NET INCREASE (DECREASE) IN CASH	383,741	(23,115)
CASH, BEGINNING OF THE PERIOD	510,970	23,115
CASH, END OF PERIOD	$894,711	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$187,023	$800
Interest paid	$7,491	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash financing activities:

In September 2006, the Company issued 250,000 shares, of its common stock, at $1.01 per share, in exchange for $252,500, in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - NATURE OF OPERATION AND BASIS OF PRESENTATION

General

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc”) (the “Company”) was formed under the laws of the state of Delaware on March 15, 2001 and from inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, the Company’s new management team, consisting of Bohn H. Crain and Stephen M. Cohen, completed a change of control transaction when they acquired a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, management: (i) discontinued the business model; (ii) repositioned the Company as a global transportation and supply chain management company; and (iii) changed the Company’s name to “Radiant Logistics, Inc.” to, among other things, better align its name with its new business focus.

By implementing a growth strategy, the Company intends to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company’s growth strategy will focus on organic, as well as acquisitive features. From an organic perspective, the Company will focus on strengthening existing and expanding new customer relationships. One of the drivers of the Company’s organic growth will be the retention of existing, and securing of new exclusive agency locations.

The Company’s acquisition strategy relies upon two primary factors: first, the Company’s ability to identify and acquire target businesses that fit within its general acquisition criteria, and second, the continued availability of capital and financing resources sufficient to complete these acquisitions. As to the first factor, following the recent acquisition of Airgroup Corporation (“Airgroup”), the Company has identified a number of additional companies that may be suitable acquisition candidates and is in preliminary discussions with a select number of them. As to the second factor, the Company’s ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for the Company’s securities, neither of which can be assured.

The Company’s strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. Also, the industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations.

Successful implementation of the Company’s growth strategy will rely on a number of factors, including the ability to efficiently integrate the businesses of the companies acquired, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with the Company’s ability to achieve its strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the Company’s industry for customers and for the acquisition of additional businesses.

The Company accomplished the first step in its strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup, a Seattle, Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

The interim period information included in this Quarterly Report on Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Basis of Consolidation

These consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiary, Airgroup Corporation. All significant inter-company balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for the issuance of shares and share based compensation, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

d)    Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value.   The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience, and knowledge of specific customers.

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

f)    Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires the Company determines the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, the Company will perform its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of September 30, 2006 there are no indications of an impairment.

g)    Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of September 30, 2006.

h)    Commitments

The Company has operating lease commitments some of which are for office and warehouse space and are under non-cancelable operating leases expiring at various dates through December 2010. Annual commitments, 2007 through 2011, respectively, are $242,929, $87,122, $86,498, $78,008, and $31,800.

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

j)    Revenue Recognition and Purchased Transportation Costs

The Company recognizes revenue on a gross basis, in accordance with Emerging Issues Task Force ("EITF") 91-9, "Reporting Revenue Gross versus Net," as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. In accordance with EITF 91-9, revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. At the time when revenue is recognized on a transportation shipment, the Company records costs related to that shipment based on the estimate of total purchased transportation costs. The estimates are based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

k)    Share based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment,” an Amendment of FASB Statements No. 123 and 95" ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative. The Company adopted Statement 123R in October 2005 using the modified prospective approach.

For the three months ended September 30, 2006, the Company recorded a share based compensation expense of $44,992, which, net of income taxes, resulted in a $29,695 net reduction of net income. Prior to October 2005 the Company did not have a stock option plan therefore no expense was recorded.

l)    Basic and Diluted Income (Loss) Per Share

The Company uses SFAS No. 128, Earnings Per Share for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2006 and 2005, the outstanding number of potentially dilutive common shares totaled 36,137,182 and 25,964,179 shares of common stock, including options to purchase 2,570,000 shares of common stock at September 30, 2006. There were no options outstanding at September 30, 2005.

NOTE 3 - ACQUISITION OF AIRGROUP

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup Corporation (“Airgroup”). Airgroup is a non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup, a Seattle, Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world. See the Company’s Form 8-K filed on January 18, 2006 for additional information.

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

The acquisition, which provided the platform operation for the Company’s consolidation strategy, was accounted for as a purchase and accordingly, the results of operations and cash flows of Airgroup have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition. At September 30, 2006 the total purchase price, including acquisition expenses of $104,779, but excluding the contingent consideration, was $10,104,779. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at January 1, 2006:

Current assets	$11,671,691
Furniture and equipment	231,726
Other assets	196,634
Goodwill and other intangibles	7,460,189
Total acquired assets	19,560,240

Current liabilities assumed	8,523,181
Long term deferred tax liability	932,280
Total acquired liabilities	9,455,461
Net assets acquired	$10,104,779

The above allocation is still preliminary and the Company expects to finalize it prior to the January 2007 anniversary of the acquisition of Airgroup as required per SFAS 141.

For the three months ended September 30, 2006, the Company recorded an expense of $152,959 from amortization of intangibles and an income tax benefit of $52,005 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $403,806 in fiscal year 2007, $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011. Also see Note 4.

The following information for the quarters ended September 30, 2006 (actual and unaudited) and September 30, 2005 (pro forma and unaudited) is presented as if the acquisition of Airgroup had occurred on January 1, 2005 (in thousands, except earnings per share):

	Three Months ended September 30,
	2006	2005
Total revenue	$14,417	$13,433
Income from operations	167	317
Net income	160	204
Earnings per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the three months ended September 30, 2006 and the year ended June 30, 2006. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this is the Company’s first acquisition.

	Three months ended September 30, 2006		Year ended June 30, 2006
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$479,859	$2,652,000	$331,400
Covenants not to compete	90,000	13,500	90,000	9,000
Total	$2,742,000	$493,359	$2,742,000	$340,400

Aggregate amortization expense:
For the three months ended September 30, 2006		$152,959
For the three months ended September 30, 2005		$—

Aggregate amortization expense for the year ended June 30:
2007 - For the remainder of the year		$458,868
2008		547,359
2009		597,090
2010		483,124
2011		162,200
		$2,248,641

NOTE 5 - PROPERTY AND EQUIPMENT

The Company, prior to acquiring Airgroup, did not carry any fixed assets since its inception. Property and equipment consists of the following:

	September 30,	June 30,
	2006	2006
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	258,523	6,023
Furniture and fixtures	10,212	10,212
Computer equipment	137,436	96,653
Computer software	232,389	198,438
Leasehold improvements	10,699	10,699
	654,112	326,878
Less: Accumulated depreciation and amortization	(94,753)	(68,759)
Property and equipment - net	$559,359	$258,119

Depreciation and amortization expense for the three months ended September 30, 2006 was $25,994 and for year ended June 30, 2006 was $68,759.

NOTE 6 - LONG TERM DEBT

To complete the Airgroup acquisition and ensure adequate financial flexibility, the Company secured a $10,000,000 revolving credit facility (the "Facility") in January 2006. The Facility is collateralized by our accounts receivable and other assets of the Company and its subsidiary. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at prime minus 1.00% or LIBOR plus 1.55% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 75% of the Company’s eligible accounts receivable.

As of September 30, 2006, the Company had no amounts outstanding under the Facility and had eligible accounts receivable sufficient to support approximately $3.7 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $2.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve our strategic objectives. At September 30, 2006, the Company was in compliance with all of its covenants.

As of September 30, 2006, the Company had no advances under the Facility but has $1,367,838 in outstanding checks which has not yet been presented to the bank for payment. The outstanding checks have been reclassed from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank. This amount, in addition to a $500,000 payable to the former shareholders of Airgroup, totals long term debt of $1,867,838.

At September 30, 2006, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $3,705,276 available for borrowing under the Facility.

NOTE 7 - PROVISION FOR INCOME TAXES

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

For thee months ended September 30, 2006, the Company recognized net income tax expense of $1,808 consisting of $53,814 in income tax expense offset by the amortization of the deferred tax liability, $52,006, associated with the acquisition of Airgroup, in accordance with FASB 109.

The Company consolidated effective tax rate during the three month period ended September 30, 2006 was 34.0%. No tax benefit was recorded in September 30, 2005 due to the ongoing losses as discussed above.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2006, none of the shares were issued or outstanding (unaudited).

Common Stock

In September 2006, the Company issued 250,000 shares of our common stock, at $1.01 per share, in exchange for $252,500, in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices.

NOTE 9 - SHARE BASED COMPENSATION

The Company issued its first employee options in October of 2005 and adopted the fair value recognition provisions of SFAF123R concurrent with this initial grant.

During the quarter ended September 30, 2006 the Company issued employees options to purchase 100,000 shares of common stock at $0.74 per share in August 2006 and 45,000 shares of common stock at $1.01 per share in September 2006. The options vest 20% a year over a five year term.

Share based compensation costs recognized during the three months ended September 30, 2006, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of September 30, 2006.

For the quarter ended September 30, 2006, the weighted average fair value of employee options granted in August 2006 was $.60 and $.81 in September 2006. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	August	September
	2006	2006
Dividend yield	None	None
Volatility	112.7%	110.0%
Risk free interest rate	3.73%	3.73%
Expected lives	5.0 years	5.0 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest. Due to the lack of historical information, the Company has not reduced its share based compensation costs for any estimated forfeitures. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the three months ended September 30, 2006, the Company recognized stock option compensation costs of $44,992, in accordance with SFAS 123R.

The following table summarizes activity under the plan for the three months ended September 30, 2006.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2006	2,425,000	$0.593	9.38 years	$1,109,250
Options granted	145,000	0.824	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Outstanding at September 30, 2006	2,570,000	$0.606	9.17 years	$1,039,250
Exercisable at September 30, 2006	—	$—	—	—

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS 158 to have any impact on its financial position, results of operations or cash flows.

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

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes,” with respect to FASB Statement No. 109, “Accounting for Income Taxes,” regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after

December 15, 2006. The Company does not expect the adoption of FIN 48 to have any impact on its financial position, results of operations or cash flows.

In February 2006, the FASB has issued FASB Statement No. 155, “Accounting for Certain Hybrid Instruments.” This standard amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, Accounting for “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have any impact on its financial position, results of operations or cash flows.

NOTE 11 - SUBSEQUENT EVENTS

In October 2006, the Company issued of 100,000 shares of common stock, at a fair value of $1.01 a share, as bonus compensation to its senior managers.

In October 2006, Radiant Logistics Partners, LLC was certified by the Northwest Minority Business Council as a minority owned business enterprise meeting the criteria of the National Minority Supplier Development Council. On June 28, 2006, the Company joined Radiant Capital, an affiliate of Bohn H. Crain (and an entity qualified as a minority business enterprise by the Northwest Minority Business Council) to form Radiant Logistics Partners LLC (“Logistics Partners”). Radiant Capital and the Company contributed $12,000 and $8,000, for their respective 60% and 40% interests in Logistics Partners. The Company intends to work through Logistics Partners as one element of its planned national accounts sales strategy to pursue corporate and government accounts with diversity initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company, which itself relies upon securing significant additional funding, as to which we have no present assurances; (ii) our dependence upon our network of exclusive agents; (iii) our ability to at least maintain historical levels of transportation revenue, net transportation revenue (gross profit margins) and related operating expenses at Airgroup; (iv) competitive practices in the industries in which we compete, (v) our dependence on current management; (vi) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (vii) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. Furthermore, the general business assumptions used for purposes of the forward-looking statements included within this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

We accomplished the first step in our new business strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a non-asset based logistics company providing domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup, a Seattle-Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our recently completed: (i) equity offerings; and (ii) acquisition of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage prior to our acquisition of Airgroup. The pro forma information has been presented for three months ended September 30, 2006 and 2005 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2005. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the condensed consolidated financial statements included within this report.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the three months ended September 30, 2006 (actual and unaudited) and September 30, 2005 (actual and unaudited)

We generated transportation revenue of $14.4 million and net transportation revenue of $5.0 million for the three months ended September 30, 2006. This reflects the revenues derived from the operation of Airgroup, as of January 1, 2006. We had no revenues for the comparative prior year period as we remained in the developmental stage prior to the acquisition of Airgroup. Net income was $160,000 for the three months ended September 30, 2006 compared to a net loss of $15,000 for the three months ended September 30, 2005.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $398,000 and ($14,000) for three months ended September 30, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

	Three months ended September 30,		Change
	2006	2005	Amount	Percent

Net income (loss)	$160	$(15)	$175	NM
Income tax expense (benefit)	2	—	2	NM
Interest expense - net	5	1	4	NM
Depreciation and amortization	186	—	(14)	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$353	$(14)	$367	NM

Share based compensation and other non-cash costs	45	—	45	NM
Adjusted EBITDA	$398	$(14)	$412	NM

The following table summarizes September 30, 2006 (actual and unaudited) and September 30, 2005 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2006	2005	Amount	Percent

Transportation revenue	$14,417	$—	$14,417	NM
Cost of transportation	9,423	—	9,423	NM

Net transportation revenue	$4,994	$—	$4,994	NM
Net transportation margins	34.6%	—

Transportation revenue was $14.4 million for three months ended September 30, 2006. Domestic and International transportation revenue was $8.5 million and $5.9 million, respectively. There were no revenues for the comparable prior year period.

Cost of transportation was 65.4% of transportation revenue for three months ended September 30, 2006 with no comparable data for the prior year period.

Net transportation margins were 34.6% of transportation revenue for three months ended September 30, 2006 with no comparable data for the prior year period.

The following table compares certain September 30, 2006 (actual and unaudited) and September 30, 2005 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended September 30,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$4,994	100.0%	$—	—	$4,994	NM

Agent commissions	3,727	74.6%		—	3,727	NM
Personnel costs	507	10.1%		—	507	NM
Other selling, general and administrative	406	8.1%	14	—	392	NM
Depreciation and amortization	186	3.8%		—	186	NM
Total operating costs	4,826	96.6%	14	—	4,812	NM

Income from operations	168	3.4%	(14)	—	182	NM
Other expense - net	(6)	-0.2%	(1)	—	(5)	NM
Income before income taxes	162	.3.2%	(15)	—	(177)	NM
Income tax expense	2	0.0%	—	—	2	NM
Net income	$160	3.2%	$(15)	—	$175	NM

Agent commissions were $3.7 million for the three months ended September 30, 2006, or 74.6% of net transportation revenue. There were no similar comparable costs for the comparable prior year period.

Personnel costs were $507,000 for the three months ended September 30, 2006, or 10.1% of net transportation revenue. There were no similar comparable costs for the comparable prior year period.

Other selling, general and administrative costs were $406,000 and 8.1% of net transportation revenues for the three months ended September 30, 2006 compared to $14,000 for the three months ended September 30, 2005.

Depreciation and amortization costs were approximately $186,000 for the three months ended September 30, 2006. There were no similar comparable costs for the comparable prior year period.

Income from operations was $168,000 for the three months ended September 30, 2006 compared to a loss from operations of $14,000 for the three months ended September 30, 2005.

Net income was $160,000 for three months ended September 30, 2006, compared to a net loss of $15,000 for the three months ended September 30, 2005.

Supplemental pro forma information for the three months ended September 30, 2006 (actual and unaudited) compared to three months ended September 30, 2005 (pro forma and unaudited)

We generated transportation revenue of $14.4 million and $13.4 million and net transportation revenue of $5.0 million and $4.8 million for the three months ended September 30, 2006 and 2005 respectively. Net income was $160,000 for the three months ended September 30, 2006 compared to a net income of $204,000 for the three months ended September 30, 2005.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $398,000 and $517,000 for three months ended September 30, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of September 30, 2006 (actual and unaudited) and September 30, 2005 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2006	2005	Amount	Percent

Net income	$160	$204	$(44)	-21.6%
Income tax expense (benefit)	2	113	(111)	-98.2%
Interest expense - net	5	—	5	nm
Depreciation and amortization	186	200	(14)	-7.0%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$353	$517	$(164)	-31.7%

Share based compensation and other non-cash costs	45	—	45	100.0%
Adjusted EBITDA	$398	$517	$(119)	-23.0%

The following table summarizes September 30, 2006 (actual and unaudited) and September 30, 2005 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2006	2005	Amount	Percent

Transportation revenue	$14,417	$13,433	$984	7.3%
Cost of transportation	9,423	8,664	759	8.8%
Net transportation revenue	$4,994	$4,769	$225	4.7%
Net transportation margins	34.6%	35.5%

Transportation revenue was $14.4 million for the three months ended September 30, 2006, an increase of 7.3% over total transportation revenue of $13.4 million for the three months ended September 30, 2005. Domestic transportation revenue increased by 7.9% to $8.5 million for the three months ended September 30, 2006 from $7.8 million for the three months ended September 30, 2005. The increase was primarily due to increased volume handled by the Company over 2005. International transportation revenue increased by 5.4% to $5.9 million for the three months ended September 30, 2006 from $5.6 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation increased to 65.4% of transportation revenue for the three months ended September 30, 2006 from 64.5% of transportation revenue for the three months ended September 30, 2005. This reflects increased international ocean import freight volume which historically has a higher transportation cost as a percentage of sales.

Net transportation margins decreased to 34.6% of transportation revenue for the three months ended September 30, 2006 from 35.5% of transportation revenue for the three months ended September 30, 2005 as a result of factors described above.

The following table compares certain September 30, 2006 (actual and unaudited) and September 30, 2005 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended September 30,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$4,994	100.0%	$4,769	100.0%	$225	4.7%

Agent commissions	3,727	74.6%	3,466	72.7%	261	7.5%
Personnel costs	507	10.1%	506	10.6%	1	0.2%
Other selling, general and administrative	406	8.1%	280	5.9%	126	45.0%
Depreciation and amortization	186	3.8%	200	4.2%	(14)	-7.0%
Total operating costs	4,826	96.6%	4,452	93.4%	374	8.4%

Income from operations	168	3.4%	317	6.6%	(149)	-47.0%
Other expense - net	(6)	-0.2%	0	0.0%	(6)	NM
Income before income taxes	162	.3.2%	317	6.6%	(155)	48.9%
Income tax expense	2	0.0%	113	2.3%	(111)	-98.2%
Net income	$160	3.2%	$204	4.3%	$(44)	-21.6%

Agent commissions were $3.7 million for the three months ended September 30, 2006, an increase of 7.5% from $3.4 million for the three months ended September 30, 2005. Agent commissions as a percentage of net transportation revenue increased to 74.6% for three months ended September 30, 2006 from 72.7% for the comparable prior year period as a result of increased domestic revenue and lower margins on international transportation revenue.

Personnel costs were $507,000 for the three months ended September 30, 2006, an increase of .2% from $506,000 for the three months ended September 30, 2005. Personnel costs as a percentage of net transportation revenue decreased to 10.2% for three months ended September 30, 2006 from 10.6% for the comparable prior year period as a result of lower headcount which is offset by stock option compensation expense.

Other selling, general and administrative costs were $406,000 for the three months ended September 30, 2006, an increase of 45.0% from $280,000 for the three months ended September 30, 2005. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 8.1% for three months ended September 30, 2006 from 5.9% for the comparable prior year period as a result of professional fees incurred by the Company associated with operating as a public company.

Depreciation and amortization costs were approximately $186,000 and $200,000 for the three months ended September 30, 2006 and 2005 respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for three months ended September 30, 2006 to 3.8% from 4.2% for the same period last year due to lower amortization of intangibles.

Income from operations was $168,000 for the three months ended September 30, 2006 compared to income from operations of $317,000 for the three months ended September 30, 2005.

Net income was $160,000 for the three months ended September 30, 2006, compared to net income of $204,000 for the three months ended September 30, 2005.

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

In preparation for, and in conjunction with, the Airgroup transaction, we secured financing proceeds through several private placements to a limited number of accredited investors as follows:

Date	Shares Sold	Gross Proceeds	Price Per Share
● October 2005	2,272,728	$1.0 million	$0.44
● December 2005	10,098,934	$4.4 million	$0.44
● January 2006	1,009,093	$444,000	$0.44
● February 2006	1,446,697	$645,000	$0.44

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

As of October 31, 2006, we had no amounts outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $3.7 million in borrowings. The terms of our Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits our funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $2.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we would either forego the acquisition, obtain the lender's consent or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

The following table summarizes our contingent base earn-out payments for the fiscal years indicated based on results of the prior year (in thousands)(1):

	Fiscal Year Ended June 30,
	2007		2008	2009	2010	2011	Total
Earn-out payments:
Cash	$600	(2)	$—	$—	$—	$—	$600
Equity			633	633	634		1,900
Total earn-out Payments	$600		$633	$633	$634	$—	$2,500

Prior year earnings targets (income from continuing operations) (3)
Total earnings targets	$—	$2,500	$2,500	$2,500	$—	$7,500

Earn-outs as a percentage of prior year earnings targets:
Total	—	25.3%	25.3%	25.3%	—	33.3%

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

Net cash provided by operating activities for three months ended September 30, 2006 was $1.0 million compared to net cash used by operating activities of $.02 million at September 30, 2005. The change was driven by improved profitability of the business and further enhanced by a greater reduction in accounts receivable and a greater increase in accounts payable.

Cash used for investing for three months ended September 30, 2006, see note 6, was $.07 million for the purchase of equipment. There was no cash used or provided for during the same comparable time frame in 2005.

Net cash used by financing activity for three months ended September 30, 2006, was $.6 million compared to no activity for the same period in 2005. Financing activities in 2006 consisted of the Company’s paying down the credit facility.

Non-cash financing activities for the three months ended September 30, 2006, consisted of the Company issuing 250,000 shares of our common stock, at $1.01 per share, in exchange for training materials - see Note 8.

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

The Company’s principal source of liquidity is cash generated from operating activities. The business is subject to seasonal fluctuations and the third quarter is typically slower than the remaining quarters. The cash flows reflect the first quarter of Airgroup operating as a wholly owned subsidiary of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at September 30, 2006, the change in interest expense would have had an immaterial impact on the Company’s results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedure

Our Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, he concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in the normal course of operations. Management believes that these matters will not have a material adverse effect on our financial position or results.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, we issued 250,000 shares of our common stock to an accredited investor valued at $1.01 per share in exchange for us to acquire $252,500, in value, of domestic and international freight training materials for the development of the Company’s employees and exclusive agent offices. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated November 14, 2006	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 14, 2006	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer

Date: November 14, 2006	/s/ Rodney Eaton
Rodney Eaton Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 14 , 2006