Form 10-Q
period 2006-12-31
RADIANT LOGISTICS, INC
filed 2007-02-14
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

There were 33,961,639 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 12, 2007.

RADIANT LOGISTICS, INC.

(f/k/a Golf Two, Inc.)

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Balance Sheets

	December 31,2006	June 30, 2006
	(unaudited)	(audited)
ASSETS
Current assets -
Cash and cash equivalents	$192,614	$510,970
Accounts receivable, net of allowance for doubtful	9,879,759	8,487,899
accounts of $201,682 and $202,830 respectfully
Current portion of employee loan receivable and
other receivables	40,400	40,329
Prepaid expenses and other current assets	102,417	93,087
Deferred tax asset	296,013	277,417
Total current assets	10,511,203	9,409,702

Technology, furniture and equipment, net (Note 5)	550,757	258,119

Acquired intangibles, net (Note 4)	2,095,685	2,401,600
Goodwill	4,718,189	4,712,062
Employee loan receivable	80,000	120,000
Investment in real estate	40,000	40,000
Deposits and other assets	109,572	103,376
Total long term assets	7,043,446	7,377,038
	$18,105,406	$17,044,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Accounts payable	$5,674,959	$4,096,538
Accrued transportation costs	2,022,556	1,501,374
Commissions payable	658,632	429,312
Other accrued costs	145,475	303,323
Income taxes payable	719,319	1,093,996
Total current liabilities	9,220,941	7,424,543

Long term debt (Note 6)	1,167,143	2,469,936
Deferred tax liability	712,533	816,544
Total long term liabilities	1,879,676	3,286,480
Total liabilities	11,100,617	10,711,023
Commitments & contingencies (Note 7)	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized;
issued and outstanding: 33,961,639 at December 31, 2006
and 33,611,639 at June 30, 2006	15,417	15,067
Additional paid-in capital	7,036,127	6,590,355
Accumulated deficit	(46,755)	(271,586)
Total Stockholders’ equity	7,004,789	6,333,836
	$18,105,406	$17,044,859

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Income (Operations)
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2006	2005	2006	2005

Revenue	$18,343,928	$-	$32,761,029	$-
Cost of transportation	11,655,542	-	21,078,861	-
Net revenues	6,688,386	-	11,682,168	-

Agent Commissions	5,242,753	-	8,970,070	-
Personnel costs	581,090	54,174	1,088,120	54,174
Selling, general and administrative expenses	612,593	71,837	1,018,500	85,912
Depreciation and amortization	204,841	-	390,947	-
Total operating expenses	6,641,277	126,011	11,467,637	140,086

Income (loss) from operations	47,109	(126,011)	214,531	(140,086)

Other income (expense):
Interest income	2,505	14,433	4,311	14,433
Interest expense	(2,961)	-	(10,452)	(500)
Other	(2,281)	-	(2,681)	-
Total other income (expense)	(2,737)	14,433	(8,822)	13,933

Income (loss) before income tax benefit	44,372	(111,578	205,709	(126,153)

Income tax benefit	(20,932)	-	(19,122)	-

Net income (loss)	$65,304	$(111,578)	$224,831	$(126,153)

Net income (loss) per common share - basic	$-	$-	$.01	$-
Net income (loss) per common share - diluted	$-	$-	$.01	$-

Weighted average shares outstanding:
Basic shares	33,958,378	28,052,009	33,805,389	27,008,094
Diluted share	34,468,711	28,052,009	34,464,533	27,008,094

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at July 1, 2006	33,611,639	$15,067	$6,590,355	$(271,586)	$6,333,836

Issuance of common stock for training materials at
$1.01 per share (September 2006) (unaudited)	250,000	250	252,250	-	252,500
Issuance of common stock as bonus compensation at
$1.01 per share (October 2006) (unaudited)	100,000	100	100,900	-	101,000
Share based compensation (unaudited)	-	-	92,622	-	92,622
Net income for the six months ended
December 31, 2006 (unaudited)	-	-	-	224,831	224,831
Balance at December 31, 2006	33,961,639	$15,417	$7,036,127	$(46,755)	$7,004,789

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For six months ended December 31,
	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$224,831	$(126,153)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
non-cash contribution to capital (rent)	-	300
non-cash compensation expense (stock options)	92,622	29,238
non-cash issuance of common stock (services)	-	29,500
non-cash issuance of common stock (interest)	-	3,500
amortization of intangibles	305,915	-
amortization of deferred tax	(104,011)	-
depreciation	70,726	-
amortization of employee loan receivable	40,000	-
amortization of credit facility	14,306	-
change in purchased accounts receivable	(6,128)	-

CHANGE IN ASSETS AND LIABILITIES -
accounts receivables	(1,391,860)	-
other receivables	(71)	-
prepaid expenses and other current assets	(48,428)	(25,055)
accounts payable	1,578,421	145,388
accrued transportation costs	521,182	-
commission payable	229,320	-
other accrued costs	(56,847)	-
income taxes payable	(374,677)	-
Net cash provided by operating activities	1,095,301	56,718
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Airgroup - see Note 3	-	(15,907)
Purchase of technology and equipment	(110,864)	-
Net cash used for investing activities	(110,864)	(15,907)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	5,202,525
Net payments on long term debt	(1,302,793)	-
Proceeds from stockholder’s notes payable	-	-
Net cash provided by (used for)financing activities	(1,302,793)	5,202,525
NET INCREASE (DECREASE) IN CASH	(318,356)	5,243,336
CASH, BEGINNING OF THE PERIOD	510,970	23,115
CASH, END OF PERIOD	$192,614	$5,266,451
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$409,376	$-
Interest paid	$10,452	$800

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash financing activities:

In September 2006, the Company issued 250,000 shares, of its common stock, at a market value of $1.01 per share, in exchange for $252,500, in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices, and was included in the balance sheet as technology, furniture and equipment.

In October 2006, the Company issued 100,000 shares of common stock, at a market value of $1.01 a share, as incentive compensation to its senior managers which was recorded against other accrued costs.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - NATURE OF OPERATION AND BASIS OF PRESENTATION

General

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc.”) (the “Company”) was formed under the laws of the state of Delaware on March 15, 2001 and from inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, the Company’s new management team, consisting of Bohn H. Crain and Stephen M. Cohen, completed a change of control transaction when they acquired a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, management: (i) discontinued the business model; (ii) repositioned the Company as a global transportation and supply chain management company; and (iii) changed the Company’s name to “Radiant Logistics, Inc.” to, among other things, better align its name with its new business focus.

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

Successful implementation of the Company’s growth strategy will rely on a number of factors, including the ability to efficiently integrate any acquired businesses, generate the anticipated economies of scale from the integration, and maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with the Company’s ability to achieve its strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the Company’s industry for customers and for the acquisition of additional businesses.

The Company accomplished the first step in its strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a non-asset based logistics company that provides domestic and international freight forwarding services through a network of, originally, 34, and presently 36 active, exclusive agent offices across North America. Airgroup, a Seattle, Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/T for the year ended June 30, 2006.

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

e) Technology, Furniture and Equipment

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

f) Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, the Company will perform its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of December 31, 2006 there are no indications of an impairment.

g) Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of December 31, 2006.

h) Commitments and Contingencies

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

j) Revenue Recognition and Purchased Transportation Costs

The Company recognizes revenue on a gross basis, in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross versus Net," as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. In accordance with EITF 99-19, revenue from freight forwarding and export services is recognized at the time the freight is tendered to the direct carrier at origin, and direct expenses associated with the cost of transportation are accrued concurrently. At the time when revenue is recognized on a transportation shipment, the Company records costs related to that shipment based on the estimate of total purchased transportation costs. The estimates are based upon anticipated margins, contractual arrangements with direct carriers and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

k) Share based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment,” a revision of FASB Statements No. 123 ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative. The Company adopted Statement 123R in October 2005 using the modified prospective approach.

For the six months ended December 31, 2006, the Company recorded a share based compensation expense of $92,622, which, net of income taxes, resulted in a $61,131 net reduction of net income. For the three months ended December 31, 2006 the Company recorded a share based compensation expense of $47,630, which, net of income taxes, resulted in a $31,436 net reduction of net income. Prior to October 2005 the Company did not have a stock option plan therefore no expense was recorded. For the three months ended December 31, 2005, the Company recorded a share based compensation expense of $29,238 which resulted in reduction of net income by $29,238 as there was no tax benefit due to the ongoing net loss since inception.

l) Basic and Diluted Income (Loss) Per Share

The Company uses SFAS No. 128, Earnings Per Share for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were outstanding options to purchase 2,570,000 and 2,000,000 shares of common stock for both the three and six months ended December 31, 2006 and 2005, respectively. For three months ended December 31, 2006 and 2005, the outstanding number of potentially dilutive common shares totaled 34,468,711 and 28,052,009 shares of common stock. Options to purchase 1,045,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2006 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive. Options to purchase 2,000,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2005 as there was a loss in this period and thus the shares would be anti-dilutive.

For the six months ended December 31, 2006 and 2005, the outstanding number of potentially dilutive common shares totaled 34,464,533 and 27,008,094 shares of common stock. For the six months ended December 31, 2006, dilutive common shares included options to purchase shares of common stock computed by calculating the weighted average of the number of incremental dilutive shares added to each quarter.

Options to purchase 1,045,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2006 as the exercise prices of those options were greater than the market price of the common shares and thus are anti-dilutive. Options to purchase 2,000,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2005 as there was a loss in this period and thus the shares would be anti-dilutive.

NOTE 3 - ACQUISITION OF AIRGROUP

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup Corporation (“Airgroup”). Airgroup is a non-asset based logistics company that provides domestic and international freight forwarding services through a network of, originally, 34, and presently 36 active, exclusive agent offices across North America. Airgroup, a Seattle, Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world. See the Company’s Form 8-K filed on January 18, 2006 for additional information.

The transaction was valued at up to $14.0 million based on meeting all incentive and contingent factors. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) an additional base payment of $0.6 million payable in cash on the one-year anniversary of the closing, provided at least 90% of Airgroup’s locations remain operational through the first anniversary of the closing (the “Additional Base Payment”); (iii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. The Company has recently agreed with the former shareholders of Airgroup to modify the terms of the $.6 million payment otherwise contingently due on January 11, 2007. See Note 12 Subsequent Events.

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

For the three and six months ended December 31, 2006, the Company recorded an expense of $152,956 and $305,915, respectively, from amortization of intangibles and an income tax benefit of $104,011 and $52,006, respectively, from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $403,806 in fiscal year 2007, $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011. Also see Note 4.

The following information for the three and six months ended December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) is presented as if the acquisition of Airgroup had occurred on January 1, 2005 (in thousands, except earnings per share):

	Three Months ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Total revenue	$18,344	$14,677	$32,761	$28,111
Income from operations	47	(130)	215	172
Net income	65	(25)	225	180
Earnings per share:
Basic	$0.00	$0.00	$0.01	$0.01
Diluted	$0.00	$0.00	$0.01	$0.01

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the six months ended December 31, 2006 and the year ended June 30, 2006. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this is the Company’s first acquisition.

	Six months ended December 31, 2006		Year ended June 30, 2006
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$628,315	$2,652,000	$331,400
Covenants not to compete	90,000	18,000	90,000	9,000
Total	$2,742,000	$646,315	$2,742,000	$340,400

Aggregate amortization expense:
For the three months ended December 31, 2006		$152,956
For the six months ended December 31, 2005		$-
For the six months ended December 31, 2006		$305,915
For the six months ended December 31, 2005		$-

Aggregate amortization expense for the year ended June 30:
2007 - For the remainder of the year		$305,912
2008		547,359
2009		597,090
2010		483,124
2011		162,200
		$2,095,685

NOTE 5 - TECHNOLOGY, FURNITURE AND EQUIPMENT

The Company, prior to acquiring Airgroup, did not carry any fixed assets since its inception. Property and equipment consists of the following:

	December 31,	June 30,
	2006	2006
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	258,523	6,023
Furniture and fixtures	10,212	10,212
Computer equipment	159,068	96,653
Computer software	246,888	198,438
Leasehold improvements	10,699	10,699
	690,243	326,878
Less: Accumulated depreciation and amortization	(139,486)	(68,759)
Technology, furniture, and equipment - net	$550,757	$258,119

Depreciation and amortization expense for the six months ended December 30, 2006 was $70,726 and for year ended June 30, 2006 was $68,759.

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

As of December 31, 2006, the Company had no amounts outstanding under the Facility and had eligible accounts receivable sufficient to support approximately $4.6 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $2.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve our strategic objectives. At December 31, 2006, the Company was in compliance with all of its covenants.

As of December 31, 2006, the Company had no advances under the Facility but had $667,143 in outstanding checks which had not yet been presented to the bank for payment. The outstanding checks have been reclassed from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank. The $667,143, in addition to a $500,000 payable to the former shareholders of Airgroup, totals long term debt of $1,167,143.

At December 31, 2006, based on available collateral and $305,000 in outstanding letter of credit commitments, there was $4,563,997 available for borrowing under the Facility.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In December 2006, the Company entered into finders fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and contingently payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months. Payment of the finders fee may be paid in cash, Company shares, or a combination of cash and shares.

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

For three and six months ended December 31, 2006, the Company recognized net income tax benefit of $20,932 and $19,122 consisting of $52,005 and $104,011, respectively, of income tax benefit offset by the amortization of the deferred tax liability attributed to the acquisition of Airgroup, in accordance with FASB 109.

The Company’s consolidated effective tax rate during the six month period ended December 31, 2006 was 34.0%. No tax benefit was recorded in December 31, 2005 due to the ongoing losses as discussed above.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2006, none of the shares were issued or outstanding (unaudited).

Common Stock

In September 2006, the Company issued 250,000 shares of our common stock, at a market value of $1.01 per share, in exchange for $252,500, in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices.

In October 2006, the Company issued of 100,000 shares of common stock, at a market value of $1.01 a share, as incentive compensation to its senior managers.

NOTE 10 - SHARE BASED COMPENSATION

The Company issued its first employee options in October of 2005 and adopted the fair value recognition provisions of SFAF123R concurrent with this initial grant.

For the three months ended December 31, 2006, no options to purchase shares were issued. During the six months ended December 31, 2006 the Company issued employees options to purchase 100,000 shares of common stock at $0.74 per share in August 2006 and 45,000 shares of common stock at $1.01 per share in September 2006. The options vest 20% a year over a five year term.

Share based compensation costs recognized during the six months ended December 31, 2006, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of September 30, 2006.

For the six months ended December 31, 2006, the weighted average fair value per share of employee options granted in August 2006 was $.60 and $.81 in September 2006. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

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

For the three months ended December 31, 2006 and 2005, the Company recognized stock option compensation costs of $47,630 and $29,238, respectively, in accordance with SFAS 123R. For the six months ended December 31, 2006 and 2005, the Company recognized stock option compensation costs of $92,622 and $29,238, respectively, in accordance with SFAS 123R.

The following table summarizes activity under the plan for the six months ended December 31, 2006.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at June 30, 2006	2,425,000	$0.593	9.38 years	$1,109,250
Options granted	145,000	0.824	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-
Outstanding at December 31, 2006	2,170,000	$0.602	8.94 years	$86,750
Exercisable at December 31, 2006	400,000	$0.625	8.83 years	10,000

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

In February 2007, the Company’s $10,000,000 revolving credit facility (Facility) was extended into 2009 with more favorable terms to the Company. The Facility is collateralized by our accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility.

In January 2007 the former shareholders of Airgroup agreed with the Company to make the first contingent payment of $600,000 payable in two installments with $300,000 payable on June 30, 2008 and $300,000 on January 1, 2009. The liability was not recorded at December 31, 2006 as the liability was still contingent at that time since an agreement had yet to be reached by the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company, which itself relies upon expanding our network of exclusive agents and implementation of a successful acquisition strategy neither of which can be assured; (ii) our dependence upon our network of exclusive agents; (iii) our ability to at least maintain historical levels of transportation revenue, net transportation revenue (gross profit margins) and related operating expenses at Airgroup; (iv) competitive practices in the industries in which we compete, (v) our dependence on current management; (vi) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (vii) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. Furthermore, the general business assumptions used for purposes of the forward-looking statements included within this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

We accomplished the first step in our new business strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a non-asset based logistics company providing domestic and international freight forwarding services through a network of, originally, 34, and presently 36 active, exclusive agent offices across North America. Airgroup, a Seattle-Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

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

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Accordingly, we intend to employ EBITDA and adjusted EBITDA as a management tool to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our: (i) equity offerings completed during 2005 and 2006; and (ii) acquisition of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage prior to our acquisition of Airgroup. The pro forma information has been presented for three months and six months ended December 31, 2006 and 2005 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2005. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the condensed consolidated financial statements included within this report.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the three months ended December 31, 2006 (actual and unaudited) and December 31, 2005 (actual and unaudited)

We generated transportation revenue of $18.3 million and net transportation revenue of $6.7 million for the three months ended December 31, 2006 reflecting Airgroup’s operations. We had no revenues for the comparative prior year period as we remained in the developmental stage prior to the acquisition of Airgroup. Net income was $65,000 for the three months ended December 31, 2006 compared to a net loss of $112,000 for the three months ended December 31, 2005.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $337,000 and ($97,000) for three months ended December 31, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

	Three months ended December 31,		Change
	2006	2005	Amount	Percent

Net income (loss)	$65	$(112)	$177	NM
Income tax benefit	(21)	-	(21)	NM
Interest expense (income) - net	1	(14)	15	NM
Depreciation and amortization	205	-	205	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$250	$(126)	$376	NM

Share based compensation and other non-cash costs	87	29	58	NM
Adjusted EBITDA	$337	$(97)	$434	NM

The following table summarizes December 31, 2006 (actual and unaudited) and December 31, 2005 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended December 31,		Change
	2006	2005	Amount	Percent

Transportation revenue	$18,344	$-	$18,344	NM
Cost of transportation	11,656	-	11,656	NM

Net transportation revenue	$6,688	$-	$6,688	NM
Net transportation margins	36.5%	-

Transportation revenue was $18.3 million for three months ended December 31, 2006. Domestic and International transportation revenue was $11.7 million and $6.7 million, respectively. There were no revenues for the comparable prior year period.

Cost of transportation was 63.5% of transportation revenue for three months ended December 31, 2006 with no comparable data for the prior year period.

Net transportation margins were 36.5% of transportation revenue for three months ended December 31, 2006 with no comparable data for the prior year period.

The following table compares certain December 31, 2006 (actual and unaudited) and December 31, 2005 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$6,688	100.0%	$-	-	$4,994	NM

Agent commissions	5,243	78.4%	-	-	5,243	NM
Personnel costs	581	8.7%	54	-	527	NM
Other selling, general and administrative	612	9.1%	72	-	540	NM
Depreciation and amortization	205	3.1%	-	-	205	NM

Total operating costs	6,641	99.3%	126	-	6,515	NM

Income (loss) from operations	47	0.7%	(126)	-	173	NM
Other income (expense) - net	(3)	0.0%	14	-	(17)	NM

Income (loss) before income taxes	44	0.7%	(112)	-	156	NM
Income tax benefit	(21)	(0.3%)	-	-	(21)	NM

Net income (loss)	$65	1.0%	$(112)	-	$177	NM

Agent commissions were $5.2 million for the three months ended December 31, 2006, or 78.4% of net transportation revenue. There were no similar comparable costs for the comparable prior year period.

Personnel costs were $581,000 for the three months ended December 31, 2006, or 8.7% of net transportation revenue. For the three months ended December 31, 2005, personnel costs were $54,000.

Other selling, general and administrative costs were $612,000 and 9.1% of net transportation revenues for the three months ended December 31, 2006 compared to $72,000 for the three months ended December 31, 2005.

Depreciation and amortization costs were approximately $205,000 or 3.1% of transportation revenue for the three months ended December 31, 2006. There were no similar comparable costs for the comparable prior year period.

Income from operations was $47,000 for the three months ended December 31, 2006 compared to a loss from operations of $126,000 for the three months ended December 31, 2005.

Net income was $65,000 for three months ended December 31, 2006, compared to a net loss of $112,000 for the three months ended December 31, 2005.

For the six months ended December 31, 2006 (actual and unaudited) and December 31, 2005 (actual and unaudited)

We generated transportation revenue of $32.8 million and net transportation revenue of $11.7 million for the six months ended December 31, 2006 reflecting Airgroup’s operations. We had no revenues for the comparative prior year period as we remained in the developmental stage prior to the acquisition of Airgroup. Net income was $225,000 for the six months ended December 31, 2006 compared to a net loss of $126,000 for the six months ended December 31, 2005.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $735,000 and ($111,000) for six months ended December 31, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

	Six months ended December 31,		Change
	2006	2005	Amount	Percent

Net income (loss)	$225	$(126)	$351	NM
Income tax benefit	(19)	-	(19)	NM
Interest expense (income)- net	6	(14)	20	NM
Depreciation and amortization	391	-	391	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$603	$(140)	$743	NM

Share based compensation and other non-cash costs	132	29	103	NM
Adjusted EBITDA	$735	$(111)	$846	NM

The following table summarizes December 31, 2006 (actual and unaudited) and December 31, 2005 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2006	2005	Amount	Percent

Transportation revenue	$32,761	$-	$32,761	NM
Cost of transportation	21,079	-	21,079	NM

Net transportation revenue	$11,682	$-	$11,682	NM
Net transportation margins	35.7%	-

Transportation revenue was $32.8 million for six months ended December 31, 2006. Domestic and International transportation revenue was $20.2 million and $12.6 million, respectively. There were no revenues for the comparable prior year period.

Cost of transportation was 64.3% of transportation revenue for six months ended December 31, 2006 with no comparable data for the prior year period.

Net transportation margins were 35.7% of transportation revenue for six months ended December 31, 2006 with no comparable data for the prior year period.

The following table compares certain December 31, 2006 (actual and unaudited) and December 31, 2005 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$11,682	100.0%	$-	-	$11,682	NM

Agent commissions	8,970	76.8%	-	-	8,970	NM
Personnel costs	1,088	9.3%	54	-	1,034	NM
Other selling, general and administrative	1,018	8.7%	86	-	932	NM
Depreciation and amortization	391	3.4%	-	-	391	NM

Total operating costs	11,467	98.2%	140	-	11,327	NM

Income (loss) from operations	215	1.8%	(140)	-	355	NM
Other (expense) income - net	(9)	-0.1%	14	-	(23)	NM

Income (loss) before income taxes	206	1.7%	(126)	-	332	NM
Income tax benefit	(19)	-0.2%	-	-	(19)	NM

Net income (loss)	$225	1.9%	$(126)	-	$351	NM

Agent commissions were $9.0 million for the six months ended December 31, 2006, or 76.8% of net transportation revenue. There were no similar comparable costs for the comparable prior year period.

Personnel costs were $1.1 million for the six months ended December 31, 2006, or 9.3% of net transportation revenue and $54,000 for the six months ended December 31, 2005.

Other selling, general and administrative costs were $1.0 million and 8.7% of net transportation revenues for the six months ended December 31, 2006 compared to $86,000 for the six months ended December 31, 2005.

Depreciation and amortization costs were approximately $391,000 for the six months ended December 31, 2006. There were no similar comparable costs for the comparable prior year period.

Income from operations was $215,000 for the six months ended December 31, 2006 compared to a loss from operations of $140,000 for the six months ended December 31, 2005.

Net income was $225,000 for six months ended December 31, 2006, compared to a net loss of $126,000 for the six months ended December 31, 2005.

Supplemental pro forma information for the three months ended December 31, 2006 (actual and unaudited) compared to three months ended December 31, 2005 (pro forma and unaudited)

We generated transportation revenue of $18.3 million and $14.7 million and net transportation revenue of $6.7 million and $5.1 million for the three months ended December 31, 2006 and 2005 respectively. Net income was $65,000 for the three months ended December 31, 2006 compared to a net loss of $25,000 for the three months ended December 31, 2005.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $337,000 and $60,000 for three months ended December 31, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended December 31,		Change
	2006	2005	Amount	Percent

Net income (loss)	$65	$(25)	$90	360.0%
Income tax benefit	(21)	(107)	86	80.4%
Interest expense (income) - net	1	(22)	23	nm
Depreciation and amortization	205	185	20	10.8%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$250	$31	$219	706.5%

Share based compensation and other non-cash costs	87	29	58	200.0%
Adjusted EBITDA	$337	$60	$277	461.7%

The following table summarizes December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended December 31,		Change
	2006	2005	Amount	Percent

Transportation revenue	$18,344	$14,677	$3,667	25.0%
Cost of transportation	11,656	9,562	2,094	21.9%

Net transportation revenue	$6,688	$5,115	$1,573	30.8%
Net transportation margins	36.5%	34.9%

Transportation revenue was $18.3 million for the three months ended December 31, 2006, an increase of 25.0% over total transportation revenue of $14.7 million for the three months ended December 31, 2005. Domestic transportation revenue increased by 31.5% to $11.6 million for the three months ended December 31, 2006 from $8.9 million for the three months ended December 31, 2005. The increase was primarily due to increased volume handled by the Company over 2005. International transportation revenue increased by 15.0% to $6.7 million for the three months ended December 31, 2006 from $5.8 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation decreased to 63.5% of transportation revenue for the three months ended December 31, 2006 from 65.1% of transportation revenue for the three months ended December 31, 2005. This reflects increased domestic volume which historically has lower transportation costs as a percentage of revenue.

Net transportation margins increased to 36.5% of transportation revenue for the three months ended December 31, 2006 from 34.9% of transportation revenue for the three months ended December 31, 2005 as a result of factors described above.

The following table compares certain December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$6,688	100.0%	$5,115	100.0%	$1,573	30.8%

Agent commissions	5,243	78.4%	3,837	75.0%	1,406	36.6%
Personnel costs	581	8.7%	777	15.2%	(196)	-25.2%
Other selling, general and administrative	612	9.1%	446	8.7%	166	37.2%
Depreciation and amortization	205	3.1%	185	3.6%	20	10.8%

Total operating costs	6,641	99.3%	5,245	102.5%	1,396	26.6%

Income (loss) from operations	47.7%		(130)	-2.5%	177	136.2%
Other income - net	(3)	0.0%	(2)	0.0%	(1)	-50.0%

Income (loss) before income taxes	44.7%		(132)	-2.6%	176	133.3%
Income tax benefit	(21)	-.3%	(107)	-2.1%	86	80.4%

Net income (loss)	$65	1.0%	$(25)	-.5%	$90	360.0%

Agent commissions were $5.2 million for the three months ended December 31, 2006, an increase of 36.6% from $3.8 million for the three months ended December 31, 2005. Agent commissions as a percentage of net transportation revenue increased to 78.4% for three months ended December 31, 2006 from 75.0% for the comparable prior year period as a result of the mix of domestic and international transportation.

Personnel costs were $581,000 for the three months ended December 31, 2006, a decrease of 25.2% from $777,000 for the three months ended December 31, 2005. Personnel costs as a percentage of net transportation revenue decreased to 8.7% for three months ended December 31, 2006 from 15.2% for the comparable prior year period as a result of lower headcount and compensation.

Other selling, general and administrative costs were $612,000 for the three months ended December 31, 2006, an increase of 37.2% from $446,000 for the three months ended December 31, 2005. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 9.1% for three months ended December 31, 2006 from 8.7% for the comparable prior year period as a result of professional fees incurred by the Company associated with operating as a public company.

Depreciation and amortization costs were approximately $205,000 and $185,000 for the three months ended December 31, 2006 and 2005 respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for three months ended December 31, 2006 to 3.1% from 3.6% for the same period last year.

Income from operations was $47,000 for the three months ended December 31, 2006 compared to loss from operations of $130,000 for the three months ended December 31, 2005.

Net income was $65,000 for the three months ended December 31, 2006, compared to net loss of $25,000 for the three months ended December 31, 2005.

Supplemental pro forma information for the six months ended December 31, 2006 (actual and unaudited) compared to six months ended December 31, 2005 (pro forma and unaudited)

We generated transportation revenue of $32.8 million and $28.1 million and net transportation revenue of $11.7 million and $9.9 million for the six months ended December 31, 2006 and 2005 respectively. Net income was $225,000 for the six months ended December 31, 2006 compared to a net income of $180,000 for the six months ended December 31, 2005.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $735,000 and $568,000 for six months ended December 31, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2006	2005	Amount	Percent

Net income	$225	$180	$45	25.0%
Income tax expense (benefit)	(19)	6	(25)	nm
Interest expense (income) - net	6	(22)	28	127.3%
Depreciation and amortization	391	375	16	4.3%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$603	$539	$64	11.9%

Share based compensation and other non-cash costs	132	29	103	355.2%
Adjusted EBITDA	$735	$568	$167	29.4%

The following table summarizes December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2006	2005	Amount	Percent

Transportation revenue	$32,761	$28,111	$4,650	16.5%
Cost of transportation	21,079	18,226	2,853	15.7%

Net transportation revenue	$11,682	$9,885	$1,797	18.2%
Net transportation margins	35.7%	35.2%

Transportation revenue was $32.8 million for the six months ended December 31, 2006, an increase of 16.5% over total transportation revenue of $28.1 million for the six months ended December 31, 2005. Domestic transportation revenue increased by 20.9% to $20.2 million for the six months ended December 31, 2006 from $16.7 million for the six months ended December 31, 2005. The increase was primarily due to increased volume handled by the Company over 2005. International transportation revenue increased by 10.2% to $12.6 million for the six months ended December 31, 2006 from $11.4 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation decreased to 64.3% of transportation revenue for the six months ended December 31, 2006 from 64.8% of transportation revenue for the six months ended December 31, 2005. This reflects increased domestic volumes over international volumes which historically have higher transportation cost as a percentage of sales.

Net transportation margins decreased to 35.7% of transportation revenue for the six months ended December 31, 2006 from 35.2% of transportation revenue for the six months ended December 31, 2005 as a result of factors described above.

The following table compares certain December 31, 2006 (actual and unaudited) and December 31, 2005 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$11,682	100.0%	$9,885	100.0%	$1,797	18.2%

Agent commissions	8,970	76.8%	7,304	73.9%	1,666	22.8%
Personnel costs	1,088	9.3%	1,283	13.0%	(195)	-15.2%
Other selling, general and administrative	1,018	8.7%	751	7.6%	267	35.6%
Depreciation and amortization	391	3.4%	375	3.8%	16	4.3%

Total operating costs	11,467	98.2%	9,713	98.3%	1,754	18.1%

Income from operations	215	1.8%	172	1.7%	43	25.0%
Other income (expense) - net	(9)	-0.1%	14.2%		(23)	nm

Income before income taxes	206	1.7%	186	1.9%	20	10.8%
Income tax expense (benefit)	(19)	-.2%	6.1%		(25)	nm

Net income	$225	1.9%	$180	1.8%	$45	25.0%

Agent commissions were $9.0 million for the six months ended December 31, 2006, an increase of 22.8% from $7.3 million for the six months ended December 31, 2005. Agent commissions as a percentage of net transportation revenue increased to 76.8% for six months ended December 31, 2006 from 73.9% for the comparable prior year period as a result of the mix of domestic revenue and international transportation revenue.

Personnel costs were $1.1 million for the six months ended December 31, 2006, a decrease of 15.2% from $1.3 million for the six months ended December 31, 2005. Personnel costs as a percentage of net transportation revenue decreased to 9.3% for six months ended December 31, 2006 from 13.0% for the comparable prior year period as a result of lower headcount and compensation which is partially offset by share based compensation expense.

Other selling, general and administrative costs were $1.0 million for the six months ended December 31, 2006, an increase of 35.6% from $751,000 for the six months ended December 31, 2005. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 8.7% for six months ended December 31, 2006 from 7.6% for the comparable prior year period as a result of professional fees incurred by the Company associated with operating as a public company.

Depreciation and amortization costs were approximately $391,000 and $375,000 for the six months ended December 31, 2006 and 2005 respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for six months ended December 31, 2006 to 3.4% from 3.8% for the same period last year due to lower amortization of intangibles.

Income from operations was $215,000 for the six months ended December 31, 2006 compared to income from operations of $172,000 for the six months ended December 31, 2005.

Net income was $225,000 for the six months ended December 31, 2006, compared to net income of $180,000 for the six months ended December 31, 2005.

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary of the closing; (iii) as recently amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The following table summarizes our contingent base earn-out payments for the fiscal years indicated based on results of the prior year (in thousands)(1):

	Fiscal Year Ended June 30,
	2008	2009	2010	2011	Total
Earn-out payments:
Cash	$--	$--	$--	$--	$--
Equity	633	633	634		1,900
Total earn-out Payments	$633	$633	$633	$--	$1,900

Prior year earnings targets (income from continuing operations)(2)

Total earnings targets	$2,500	$2,500	$2,500	$--	$7,500

Total	25.3%	25.3%	25.3%	--	25.3%

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

In February 2007, the Company’s $10 million revolving credit facility (Facility) was extended into 2009 with more favorable terms to the Company. The Facility is collateralized by our accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime minus .15% to 1.00% or LIBOR plus 1.55% to 2.25% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

As of December 31, 2006, we had no outstanding advances under the Facility and our eligible accounts receivable were sufficient to support approximately $4.6 million in borrowings.

Net cash provided by operating activities for the six months ended December 31, 2006 was $1.1 million compared to net cash used by operating activities of $.06 million for six months ended December 31, 2005. The change was driven by improved profitability of the business and further enhanced by a greater reduction in accounts receivable and a greater increase in accounts payable.

Cash used for investing for the six months ended December 31, 2006, see Note 5 to our financial statements, was $.1 million for the purchase of equipment compared to $.02 million for six months ending December 31, 2005 for initial expenditures of acquiring Airgroup; See Note 3 to our financial statements.

Net cash used by financing activity for the six months ended December 31, 2006 was $1.3 million compared to $5.2 million of cash proceeds from issuance of stock for the six months ended December 31, 2005.

Non-cash financing activities for the six months ended December 31, 2006 consisted of the Company issuing 250,000 shares of our common stock, at a market value of 1.01 per share, in exchange for training materials and 100,000 shares of common stock, at a market value of $1.01 a share, as incentive compensation to its senior managers; See Note 8 to our financial statements.

We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations and our organic growth strategy. However, our ability to finance further acquisitions is limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital. In this regard and in the course of executing our acquisition strategy, we expect to pursue an additional equity offering within the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at December 31, 2006, the change in interest expense would have had an immaterial impact on the Company’s results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedure

Our Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, he concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, we issued 250,000 shares of our common stock to an accredited investor at a market value of $1.01 per share in exchange for us to acquire $252,500, in value, of domestic and international freight training materials for the development of the Company’s employees and exclusive agent offices. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

In October 2006, we issued 100,000 shares of our common stock to senior managers of the Company as a bonus incentive at a market value of $1.01 per share. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act and the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Renewal of Credit Facility

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

The Company entered into a $10 million two year revolving credit facility with Bank of America, N.A.(the “Facility”) effective February 13, 2007. This replaces a January 2006 Facility with Bank of America, N.A The Facility is collateralized by our accounts receivable and other assets of the Company, its subsidiaries and affiliates. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the Facility bear interest, at the Company’s option, at the Bank’s prime minus .15% to 1.00% or LIBOR plus 1.55% to 2.25% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc.(“RLGS”) and Radiant Logistics Partners, LLC (“RLP”). RLGS is a newly formed, wholly owned subsidiary of the Company, that intends to focus on the Company’s agenda for international expansion. RLP is owned 40% by Airgroup and 60% by an affiliate of Bohn Crain, the Chief Executive Officer of the Company. RLP has been certified as a minority business enterprise, and intends to focus on corporate and government accounts with diversity initiatives. Both RLGS and RLP remained inactive during the quarter covered by this report, however, we expect them to commence operations during the quarter ending March 31, 2007. As a co-borrower under the Facility, the accounts receivable of RLP and RLGS will become eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.

Commencement of Operations of Radiant Logistics Partners, LLC (“RLP”)

RLP is owned 40% by Airgroup and 60% by an affiliate of Bohn Crain, the Chief Executive Officer of the Company. RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. As currently structured, Mr. Crain’s ownership interest entitles him to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. RLP commenced work in February of 2007, however, as of the date of this report, has not conducted any business that would be considered material to the Company’s operations. As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

10.1
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007
Filed herewith

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated February 14, 2007	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: February 14, 2007	/s/ Bohn H. Crain Bohn H. Crain Chief Executive Officer

Date: February 14, 2007	/s/ Rodney Eaton Rodney Eaton Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated February 14 , 2007