Form 10-Q
period 2007-03-31
RADIANT LOGISTICS, INC
filed 2007-05-14
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
(425) 943-4599(Issuer’s Telephone Number, including Area Code)

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

There were 33,961,639 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 4, 2007.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2007	June 30, 2006
	(unaudited)	(audited)
ASSETS
Current assets -
Cash and cash equivalents	$321,216	$510,970
Accounts receivable, net of allowance for doubtful
accounts of $226,199 and $202,830 respectfully	11,647,432	8,487,899
Other receivables	41,600	40,329
Prepaid expenses and other current assets	74,019	93,087
Deferred tax asset	284,078	277,417
Total current assets	12,368,345	9,409,702

Technology, furniture and equipment, net (Note 7)	577,894	258,119

Acquired intangibles, net (Note 4)	1,942,729	2,401,600
Goodwill	5,318,189	4,712,062
Employee loan receivable	80,000	120,000
Investment in real estate	40,000	40,000
Deposits and other assets	134,085	103,376

Total long term assets	7,515,003	7,377,038

	$20,461,242	$17,044,859
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Notes payable (Note 3)	$500,000	$-
Accounts payable	6,440,294	4,096,538
Accrued transportation costs	2,616,098	1,501,374
Commissions payable	976,479	429,312
Other accrued costs	154,356	303,323
Income taxes payable	213,432	1,093,996

Total current liabilities	10,900,659	7,424,543

Long term debt (Note 8)	1,810,489	2,469,936
Deferred tax liability	660,528	816,544

Total long term liabilities	2,471,017	3,286,480

Total liabilities	13,371,676	10,711,023
Minority interest	12,018	-
Commitments & contingencies (Note 9)	-	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized;
issued and outstanding: 33,961,639 at March 31, 2007
and 33,611,639 at June 30, 2006	15,417	15,067
Additional paid-in capital	7,085,381	6,590,355
Accumulated deficit	(23,250)	(271,586)

Total stockholders’ equity	7,077,548	6,333,836
	$20,461,242	$17,044,859

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Income (Operations)
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006
Revenue	$19,394,026	$11,842,717	$52,155,055	$11,842,717
Cost of transportation	12,278,178	7,479,707	33,357,039	7,479,707
Net revenues	7,115,848	4,363,010	18,798,016	4,363,010

Agent commissions	5,419,646	3,197,709	14,389,716	3,197,709
Personnel costs	659,130	639,087	1,747,252	693,261
Selling, general and administrative expenses	742,061	447,008	1,760,558	532,920
Depreciation and amortization	209,348	206,103	600,295	206,103
Total operating expenses	7,030,185	4,489,907	18,497,821	4,629,993

Income (loss) from operations	85,663	(126,897)	300,195	(266,983)

Other income (expense):
Interest income	2,490	11,466	6,801	25,899
Interest expense	(5,397)	(13,324)	(15,849)	(13,824)
Other	(21,783)	-	(24,466)	-
Total other income (expense)	(24,690)	(1,858)	(33,514)	12,075

Income (loss) before income tax benefit and minority interest	60,973	(128,755)	266,681	(254,908)

Income tax expense (benefit)	37,449	(101,645)	18,327	(101,645)

Income before minority interest	23,524	(27,110)	248,354	(153,263)

Minority Interest	18	-	18	-

Net income (loss)	$23,506	$(27,110)	$248,336	$(153,263)

Net income (loss) per common share - basic	$-	$-	$.01	$(.01)
Net income (loss) per common share - diluted	$-	$-	$.01	$(.01)

Weighted average shares outstanding:
Basic shares	33,961,639	32,754,957	33,856,712	28,895,750
Diluted share	34,162,532	32,754,957	34,363,106	28,895,750

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at July 1, 2006	33,611,639	$15,067	$6,590,355	$(271,586)	$6,333,836

Issuance of common stock for training materials at $1.01 per share (September 2006) (unaudited)	250,000	250	252,250	-	252,500
Issuance of common stock as bonus compensation at $1.01 per share (October 2006) (unaudited)	100,000	100	100,900	-	101,000
Share based compensation (unaudited)	-	-	141,876	-	141,876
Net income for the nine months ended
March 31, 2007 (unaudited)	-	-	-	248,336	248,336
Balance at March 31, 2007	33,961,639	$15,417	$7,085,381	$(23,250)	$7,077,548

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For nine months ended March 31,

	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$248,336	$(153,263)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES:
non-cash contribution to capital (rent)	-	300
non-cash compensation expense (stock options)	141,876	72,048
non-cash issuance of common stock (services)	-	29,500
non-cash issuance of common stock (interest)	-	3,500
amortization of intangibles	458,871	170,200
amortization of deferred tax	(156,016)	(57,868)
depreciation	119,964	28,750
minority interest in income of subsidiaries	12,018	-
amortization of employee loan receivable	40,000	-
amortization of credit facility fees	21,459	7,153
provision for doubtful accounts	23,369	135,000
change in purchased accounts receivable	(6,128)	-

CHANGE IN ASSETS AND LIABILITIES -
accounts receivables	(3,182,902)	1,732,379
other receivables	(1,271)	3,028
prepaid expenses and other current assets	(39,761)	(88,279)
accounts payable	2,343,756	(2,160,243)
accrued transportation costs	1,114,724	1,062,362
commission payable	547,167	(512,006)
other accrued costs	(47,966)	50,011
income taxes payable	(880,564)	(518,233)

Net cash provided (used)by operating activities	756,932	(195,661)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Airgroup (Note 3)	-	(7,318,127)
Proceeds from restricted cash	-	208,236
Purchase of technology and equipment	(187,239)	-

Net cash (used) for investing activities	(187,239)	(7,109,891)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	6,289,204
Net proceeds (payments) on long term debt	(759,447)	1,281,070
Payment of credit facility fees	-	(57,224)
Note payable for acquisition of Airgroup (Note 3)	-	500,000

Net cash provided (used) by financing activities	(759,447)	8,013,050

NET INCREASE (DECREASE) IN CASH	(189,754)	707,498
CASH, BEGINNING OF THE PERIOD	510,970	23,115

CASH, END OF PERIOD	$321,216	$730,613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$987,689	$524,907
Interest paid	$15,849	$14,124

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

The Company accomplished the first step in its strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a non-asset based logistics company that provides domestic and international freight forwarding services through a network of, originally, 34, and presently 40 active, exclusive agent offices across North America. Airgroup, a Seattle, Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity whose accounts are included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) consolidation of “Variable Interest Entities” (See Note 5).  All significant inter-company balances and transactions have been eliminated.

Historically, the Company had a fiscal year that ended December 31. After acquiring Airgroup in January 2006, the Company changed its fiscal year to June 30. The income statement and cash flow for the nine months ended March 31, 2006 include only three months of Airgroup as it was acquired during January 2006.

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

f) Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, the Company will perform its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of March 31, 2007 there are no indications of an impairment.

g) Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of March 31, 2007.

h) Income Taxes

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

i) Revenue Recognition and Purchased Transportation Costs

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

j) Share based Compensation

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

For the three months ended March 31, 2007, the Company recorded a share based compensation expense of $49,255, which, net of income taxes, resulted in a $32,508 net reduction of net income. For the nine months ended March 31, 2007, the Company recorded a share based compensation expense of $141,876, which, net of income taxes, resulted in a $93,638 net reduction of net income. Prior to October 2005, the Company did not have a stock option plan therefore no expense was recorded. For the three and nine months ended March 31, 2006, the Company recorded a share based compensation expense of $42,810 and $72,048, respectively, which, net of taxes, resulted in reduction of net income by $28,255 and $47,552.

k) Basic and Diluted Income (Loss) Per Share

The Company uses SFAS No. 128, Earnings Per Share for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the three months ending March 31, 2007 and 2006, there were 2,720,000 and 2,425,000, respectively, of options granted to purchase shares of common stock. For three months ended March 31, 2007 and 2006, the outstanding number of potentially dilutive common shares totaled 34,162,532 and 32,754,957 shares of common stock. Options to purchase 1,145,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive. Options to purchase 2,425,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2006 as there was a loss in this period and thus the shares would be anti-dilutive.

For the nine months ended March 31, 2007 and 2006, the outstanding number of potentially dilutive common shares totaled 34,363,106 and 28,895,750 shares of common stock. For the nine months ended March 31, 2007, dilutive common shares included options to purchase shares of common stock computed by calculating the weighted average of the number of incremental dilutive shares added to each quarter.

Options to purchase 2,425,000 shares of common stock were not included in the diluted EPS computation for the nine months ended March 31, 2006 as the exercise prices of those options were greater than the market price of the common shares and thus are anti-dilutive. Options to purchase 2,425,000 shares of common stock were not included in the diluted EPS computation for the nine months ended March 31, 2006 as there was a loss in this period and thus the shares would be anti-dilutive.

NOTE 3 - ACQUISITION OF AIRGROUP

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup Corporation (“Airgroup”). Airgroup is a non-asset based logistics company that provides domestic and international freight forwarding services through a network of, originally, 34, and presently 40 active, exclusive agent offices across North America. Airgroup, a Seattle, Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world. See the Company’s Form 8-K filed on January 18, 2006 for additional information.

The transaction was valued at up to $14.0 million based on meeting all incentive and contingent factors. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary; (iii) as recently amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The acquisition, which provided the platform operation for the Company’s consolidation strategy, was accounted for as a purchase and accordingly, the results of operations and cash flows of Airgroup have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition. The total purchase price, including acquisition expenses of $104,779, but excluding the contingent consideration, was $10,704,779. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed at January 1, 2006:

Current assets	$11,671,691
Furniture and equipment	231,726
Other assets	196,634
Goodwill and other intangibles	8,060,189

Total acquired assets	20,160,240

Current liabilities assumed	8,523,181
Long term deferred tax liability	932,280

Total acquired liabilities	9,455,461

Net assets acquired	$10,704,779

For the three and nine months ended March 31, 2007, the Company recorded an expense of $152,956 and $458,871, respectively, from amortization of intangibles and an income tax benefit of $52,005 and $156,016, respectively, from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. For the three months ended March 31, 2006, the Company recorded an expense of $170,200 from amortization of intangibles and an income tax benefit of $57,868, respectively, from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $403,806 in fiscal year 2007, $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011. Also see Note 4.

The following information for the three and nine months ended March 31, 2007 (actual and unaudited) and three months ended March 31, 2006 (actual and unaudited) and nine months ended March 31, 2006 (pro forma and unaudited) is presented as if the acquisition of Airgroup had occurred on July 1, 2005 (in thousands, except earnings per share):

	Three Months ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Total revenue	$19,394	$11,843	$52,155	$39,954
Income from operations	86	(127)	300	45
Net income	24	(27)	248	153
Earnings per share:
Basic	$0.00	$0.00	$0.01	$0.00
Diluted	$0.00	$0.00	$0.01	$0.00

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the nine months ended March 31, 2007 and the year ended June 30, 2006. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this is the Company’s first acquisition.

	Nine months ended March 31, 2007		Year ended June 30, 2006
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$776,771	$2,652,000	$331,400
Covenants not to compete	90,000	22,500	90,000	9,000
Total	$2,742,000	$799,271	$2,742,000	$340,400

Aggregate amortization expense:
For three months ended March 31, 2007		$152,956
For three months ended March 31, 2006		$170,200
For nine months ended March 31, 2007		$458,871
For nine months ended March 31, 2006		$170,200

Aggregate amortization expense for the year ended June 30:
2007 - For the remainder of the year		$152,956
2008		547,359
2009		597,090
2010		483,124
2011		162,200
		$1,942,729

NOTE 5 - VARIABLE INTEREST ENTITY

In January 2003, the FASB issued FIN46, and revised it in December 2003 FIN46(R), which clarified the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements.

NOTE 6 - RELATED PARTY

Radiant Logistics Partners (RLP) is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners (RCP). RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. As currently structured, RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders. Under FIN46(R), RLP is consolidated in the financial statements of the Company (see Note 5).

NOTE 7 - TECHNOLOGY, FURNITURE AND EQUIPMENT

The Company, prior to acquiring Airgroup, did not carry any fixed assets since its inception. Property and equipment consists of the following:

	March 31, June 30,
	2007	2006
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	259,008	6,023
Furniture and fixtures	22,575	10,212
Computer equipment	185,106	96,653
Computer software	284,377	198,438
Leasehold improvements	10,699	10,699
	766,618	326,878
Less: Accumulated depreciation and amortization	(188,724)	(68,759)
Technology, furniture, and equipment - net	$577,894	$258,119

Depreciation and amortization expense for the three and nine months ended March 31, 2006 was $49,239 and $119,964, respectively, and for year ended June 30, 2006 was $68,759.

NOTE 8 - LONG TERM DEBT

The Company entered into a $10 million two year revolving credit facility with Bank of America, N.A. (the “Facility”) effective February 13, 2007. This replaces a January 2006 Facility with Bank of America, N.A. The Facility is collateralized by our accounts receivable and other assets of the Company, its subsidiaries and affiliates. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the Facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc. (“RLGS”) and Radiant Logistics Partners, LLC (“RLP”). RLGS is a newly formed, wholly owned subsidiary of the Company that intends to focus on the Company’s agenda for international expansion. RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Parnters. RLP has been certified as a minority business enterprise, and intends to focus on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP and RLGS are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At March 31, 2007, the Company was in compliance with all of its covenants.

As of March 31, 2007, the Company had advances of $34,828 under the Facility and $1,175,661 in outstanding checks, which had not yet been presented to the bank for payment, that together total $1,210,489. The outstanding checks have been reclassed from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank. The $1,210,489, in addition to a $600,000 payable to the former shareholders of Airgroup, totals long term debt of $1,810,489.

At March 31, 2007, based on available collateral and $305,000 in outstanding letter of credit commitments, there was $4,741,643 available for borrowing under the Facility.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In December 2006, the Company entered into finders fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and contingently payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months. Payment of the finders fee may be paid in cash, Company shares, or a combination of cash and shares. For the three and nine months ended March 31, 2007 there was $11,025 recorded as an accrued liability and other services expense.

The Company has operating lease commitments some of which are for office and warehouse space and are under non-cancelable operating leases expiring at various dates through December 2010. Annual commitments, fiscal year 2007 through 2011, respectively, are $258,804, $126,581, $111,341, $81,518, and $35,310.

NOTE 10 - PROVISION FOR INCOME TAXES

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

For three and nine months ended March 31, 2007, the Company recognized net income tax expense of $37,449 and $18,327 consisting of $52,005 and $156,016, respectively, of income tax benefit associated with the amortization of the deferred tax liability attributed to the acquisition of Airgroup, in accordance with FASB 109 offset by $89,459 and $174,343, respectively, of income tax expense. For three and nine months ended March 31, 2006, the Company recognized net income tax benefit of $101,645 consisting of $57,868 of income tax benefit associated with the amortization of the deferred tax liability attributed to the acquisition of Airgroup, in accordance with FASB 109, plus $43,777 of other income tax expense..

The Company’s consolidated effective tax rate during the nine month period ended March 31, 2007 was 34.0%. No tax benefit was recorded during the six months ended December 31, 2005 due to the ongoing losses as discussed above.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2007, none of the shares were issued or outstanding (unaudited).

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

NOTE 12 - SHARE BASED COMPENSATION

The Company issued its first employee options in October of 2005 and adopted the fair value recognition provisions of SFAF123R concurrent with this initial grant.

For the three months ended March 31, 2007, the Company issued an employee options to purchase 150,000 shares of common stock at $0.55 per share in February 2007. During the nine months ended March 31, 2007, the Company issued employees options to purchase 150,000 shares of common stock at $0.55 per share in February 2007, 100,000 shares of common stock at $0.74 per share in August 2006, and 45,000 shares of common stock at $1.01 per share in September 2006. The options vest 20% a year over a five year term.

Share based compensation costs recognized during the nine months ended March 31, 2007, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of March 31, 2007.

For the nine months ended March 31, 2007, the weighted average fair value per share of employee options granted in August 2006 was $.60, $.81 in September 2006, and $.55 in February 2007. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	August	September	March
	2006	2006	2007

Dividend yield	None	None	None
Volatility	112.7%	110.0%	105.3%
Risk free interest rate	3.73%	3.73%	4.68%
Expected lives	5.0 years	5.0 years	5.0 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest. Due to the lack of historical information, the Company has not reduced its share based compensation costs for any estimated forfeitures. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the three months ended March 31, 2007 and 2006, the Company recognized stock option compensation costs of $49,255 and $42,810, respectively, in accordance with SFAS 123R. For the nine months ended March 31, 2007 and 2006, the Company recognized stock option compensation costs of $141,876 and $72,048, respectively, in accordance with SFAS 123R.

The following table summarizes activity under the plan for the nine months ended March 31, 2007.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2006	2,425,000	$0.593	9.38 years	$1,109,250
Options granted	295,000	0.685	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-
Outstanding at March 31, 2007	2,720,000	$0.605	8.76 years	$141,900
Exercisable at March 31, 2007	485,000	$0.593	8.63 years	$33,600

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with: (i) our ability to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company, which itself relies upon expanding our network of exclusive agents and implementation of a successful acquisition strategy, neither of which can be assured; (ii) our dependence upon our network of exclusive agents; (iii) our ability to at least maintain historical levels of transportation revenue, net transportation revenue (gross profit margins) and related operating expenses at Airgroup; (iv) competitive practices in the industries in which we compete, (v) our dependence on current management; (vi) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (vii) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. Furthermore, the general business assumptions used for purposes of the forward-looking statements included within this report represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

We accomplished the first step in our new business strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a non-asset based logistics company providing domestic and international freight forwarding services through a network of, originally, 34, and presently 40 active, exclusive agent offices across North America. Airgroup, a Seattle-Washington based company, services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world.

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

Our principal source of income is derived from freight forwarding services provided through a network of exclusive agent offices. Through our agents, we arrange for the shipment of customers' freight from point of origin to point of destination, and provide a turn key cost for the movement of their freight. Our price quote will often depend upon the customer's time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

Our transportation revenue represents the total dollar value of services we sell to our customers through our network of exclusive agents. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. In addition, management believes measuring its operating costs as a function of net transportation revenue provides a useful metric, as our ability to control costs as a function of net transportation revenue directly impacts operating earnings.

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result, when and as we make acquisitions, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be actually growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Accordingly, we intend to employ EBITDA and adjusted EBITDA as a management tool to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our: (i) equity offerings completed during 2005 and 2006; and (ii) acquisition of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage prior to our acquisition of Airgroup. The pro forma information has been presented for three and nine months ended March 31, 2007 and 2006 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2005. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the condensed consolidated financial statements included within this report.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the three months ended March 31, 2007 (actual and unaudited) and March 31, 2006 (actual and unaudited)

We generated transportation revenue of $19.4 million and $11.8 million and net transportation revenue of $7.1 million and $4.4 million for the three months ended March 31, 2007 and 2006 respectively. Net income was $24,000 for the three months ended March 31, 2007 compared to a net loss of $27,000 for the three months ended March 31, 2006.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $328,000 and $122,000 for three months ended March 31, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

	Three months ended March 31,		Change
	2007	2006	Amount	Percent
Net income (loss)	$24	$(27)	$51	188.9%
Income tax expense (benefit)	37	(102)	139	136.3%
Interest expense (income) - net	3	2	1	50.0%
Depreciation and amortization	209	206	3	1.5%
EBITDA (Earnings before interest, taxes, depreciation and amortization)	$273	$79	$194	245.6%

Share based compensation and other non-cash costs	55	43	12	27.9%
Adjusted EBITDA	$328	$122	$206	168.8%

The following table summarizes March 31, 2007 (actual and unaudited) and March 31, 2006 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended March 31,		Change
	2007	2006	Amount	Percent

Transportation revenue	$19,394	$11,843	$7,551	63.8%
Cost of transportation	12,278	7,480	4,798	64.1%

Net transportation revenue	$7,116	$4,363	$2,753	63.1%
Net transportation margins	36.7%	36.8%

Transportation revenue was $19.4 million for the three months ended March 31, 2007, an increase of 63.8% over total transportation revenue of $11.8 million for the three months ended March 31, 2006. Domestic transportation revenue increased by 64.9% to $12.4 million for the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2007. The increase was primarily due to increased volume handled by the Company over 2006. International transportation revenue increased by 61.8% to $7.0 million for the three months ended March 31, 2006 from $4.3 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation as a percentage of transportation revenue for the three months ended March 31, 2007 remained unchanged when compared to the three months ended March 31, 2006.

Net transportation margins as a percentage of transportation revenue for the three months ended March 31, 2007 remained unchanged when compared to the three months ended March 31, 2006.
The following table compares certain March 31, 2007 (actual and unaudited) and March 31, 2006 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$7,116	100.0%	$4,363	100.0%	$2,753	63.1%

Agent commissions	5,420	76.2%	3,198	73.3%	2,222	69.5%
Personnel costs	659	9.3%	639	14.7%	20	3.1%
Other selling, general and administrative	742	10.4%	447	10.3%	295	66.0%
Depreciation and amortization	209	2.9%	206	4.7%	3	1.6%

Total operating costs	7,030	98.8%	4,490	102.9%	2,540	56.6%

Income (loss) from operations	86	1.2%	(127)	-2.9%	213	167.7%
Other income (expense) - net	(25)	-0.4%	(2)	-	(23)	NM

Income (loss) before income taxes and minority interest	61	0.8%	(129)	-2.9%	190	147.3%
Income tax expense (benefit)	37	0.3%	(102)	2.3%	139	-136.3%

Income (loss) before minority interest	24.5%		(27)	-.6%	51	188.9%
Minority interest	-	-	-	-	-	NM

Net income (loss)	$24.5%		$(27)	-.6%	$51	188.9%

Agent commissions were $5.4 million for the three months ended March 31, 2007, an increase of 69.5% from $3.2 million for the three months ended March 31, 2006. Agent commissions as a percentage of net transportation revenue increased to 76.2% for three months ended March 31, 2007 from 73.3% when compared to the same period last year as both grew at the same rate except for concessions incurred for new agent offices for three months ended March 31, 2007.

Personnel costs were $659,000 for the three months ended March 31, 2007, a increase of 3.1% from $639,000 for the three months ended March 31, 2006. Personnel costs as a percentage of net transportation revenue decreased to 9.3% for three months ended March 31, 2007 from 14.7% for the comparable prior year period as a result of increased net revenue over the prior year causing the percent relative to net transportation revenue to be lower. The increase in costs over the same period last year reflects a modest increase in headcount.

Other selling, general and administrative costs were $742,000 for the three months ended March 31, 2007, an increase of 66.0% from $447,000 for the three months ended March 31, 2006. As a percentage of net transportation revenue, other selling, general and administrative costs for three months ended March 31, 2007 remained unchanged when compared to the comparable prior year period. The increased costs, compared to the same period last year, are a result of professional fees associated with operating as a public company as well as increased expenses in temporary help for back office services, legal, and marketing costs.

Depreciation and amortization costs were approximately $209,000 and $206,000 for the three months ended March 31, 2007 and 2006 respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for three months ended March 31, 2007 to 2.9% from 4.7% for the same period last year.

Income from operations was $86,000 for the three months ended March 31, 2007 compared to loss from operations of $127,000 for the three months ended March 31, 2006.

Net income was $24,000 for the three months ended March 31, 2007, compared to net loss of $27,000 for the three months ended March 31, 2006.

For the nine months ended March 31, 2007 (actual and unaudited) and March 31, 2006 (actual and unaudited)

We generated transportation revenue of $52.2 million and net transportation revenue of $18.8 million for the nine months ended March 31, 2007. For the nine months ended March 31, 2006, we generated transportation revenue of $11.8 million and net transportation revenue of $4.4 million as we were in the developmental stage for six months prior to the acquiring Airgroup during January 2006. Net income was $248,000 for the nine months ended March 31, 2007 compared to a net loss of $153,000 for the nine months ended March 31, 2006.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $1,063,000 and $11,000 for nine months ended March 31, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

	Nine months ended March 31,		Change
	2007	2006	Amount	Percent

Net income (loss)	$248	$(153)	$401	NM
Income tax expense (benefit)	19	(102)	121	NM
Interest expense (income)- net	9	(12)	21	NM
Depreciation and amortization	600	206	394	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$876	$(61)	$937	NM

Share based compensation and other non-cash costs	187	72	115	NM
Adjusted EBITDA	$1,063	$11	$1,052	NM

The following table summarizes March 31, 2007 (actual and unaudited) and March 31, 2006 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2007	2006	Amount	Percent

Transportation revenue	$52,155	$11,843	$40,312	NM
Cost of transportation	33,357	7,480	25,877	NM

Net transportation revenue	$18,798	$4,363	$14,435	NM
Net transportation margins	36.0%	36.8%

Transportation revenue was $52.2 million for nine months ended March 31, 2007. Domestic and International transportation revenue was $32.7 million and $19.5 million, respectively. For the nine months ended March 31, 2006, transportation revenue was $11.8 million comprised of $7.5 million of domestic and $4.3 million of international transportation revenue, reflecting only three months of Airgroup operations.

Cost of transportation was 64.0% of transportation revenue for nine months ended March 31, 2007 and 63.2% for the nine months ended March 31, 2007.

Net transportation margins were 36.0% and 36.8% of transportation revenue for ended nine months ended March 31, 2007 and 2006 respectively.

The following table compares certain March 31, 2007 (actual and unaudited) and March 31, 2006 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$ 18,798	100.0%	$ 4,363	100.0%	$ 14,435	NM

Agent commissions	14,390	76.5%	3,198	73.3%	11,192	NM
Personnel costs	1,747	9.3%	693	15.9%	1,054	NM
Other selling, general and administrative	1,761	9.4%	533	12.2%	1,228	NM
Depreciation and amortization	600	3.2%	206	4.7%	394	NM

Total operating costs	18,498	98.4%	4,630	106.1%	13,868	NM

Income (loss) from operations	300	1.6%	(267)	-6.1%	567	NM
Other (expense) income - net	(33)	-0.2%	12	0.3%	(45)	NM

Income (loss) before income taxes	267	1.4%	(255)	-5.8%	522	NM
Income tax expense (benefit)	19	-0.1%	(102)	-2.3%	121	NM

Income before minority interest	248	1.3%	(153)	-3.5%	401
Minority interest	-	-	-	-	-	NM

Net income (loss)	$248	1.3%	$(153)	-3.5%	$401	NM

Agent commissions were $14.4 million and $3.2 million for the nine months ended March 31, 2007 and 2006, respectively, or 76.5% and 73.3% of net transportation revenue. There was only three months of Airgroup’s operations included in the nine months ended March 31, 2006 as the Company acquired Airgroup in January 2006.

Personnel costs were $1.7 million for the nine months ended March 31, 2007, or 9.3% of net transportation revenue, and $693,000, or 15.9% of net transportation revenue, for the nine months ended March 31, 2006.

Other selling, general and administrative costs were $1.7 million and 9.4% of net transportation revenues for the nine months ended March 31, 2007, compared to $533,000, or 12.2% of net transportation revenue, for the nine months ended March 31, 2006.

Depreciation and amortization costs were $600,000 and 3.2% of net transportation revenues for the nine months ended March 31, 2007, compared to $206,000, or 4.7% of net transportation revenue, for the nine months ended March 31, 2006.

Income from operations was $300,000 for the nine months ended March 31, 2007, compared to a loss from operations of $267,000 for the nine months ended March 31, 2006.

Net income was $248,000 for nine months ended March 31, 2007, compared to a net loss of $153,000 for the nine months ended March 31, 2006.

Supplemental pro forma information for the nine months ended March 31, 2007 (actual and unaudited) compared to nine months ended March 31, 2006 (pro forma and unaudited)

We generated transportation revenue of $52.2 million and $40.0 million and net transportation revenue of $18.8 million and $14.2 million for the nine months ended March 31, 2007 and 2006, respectively. Net income was $248,000 for the nine months ended March 31, 2007, compared to a net income of $153,000 for the nine months ended March 31, 2006.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,063,000 and $690,000 for the nine months ended March 31, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of March 31, 2007 (actual and unaudited) and March 31, 2006 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2007	2006	Amount	Percent

Net income	$248	$153	$95	62.1%
Income tax expense (benefit)	19	(96)	115	119.8%
Interest expense (income) - net	9	(20)	29	145.0%
Depreciation and amortization	600	581	19	3.2%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$876	$618	$258	41.7%

Share based compensation and other non-cash costs	187	72	115	159.7%
Adjusted EBITDA	$1,063	$690	$373	54.1%

The following table summarizes March 31, 2007 (actual and unaudited) and March 31, 2006 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2007	2006	Amount	Percent

Transportation revenue	$52,155	$39,954	$12,201	30.5%
Cost of transportation	33,357	25,706	7,651	29.8%

Net transportation revenue	$18,798	$14,248	$4,550	31.9%
Net transportation margins	36.0%	35.7%

Transportation revenue was $52.2 million for the nine months ended March 31, 2007, an increase of 30.5% over total transportation revenue of $40.0 million for the nine months ended March 31, 2006. Domestic transportation revenue increased by 34.6% to $32.7 million for the nine months ended March 31, 2007 from $24.3 million for the nine months ended March 31, 2006. The increase was primarily due to increased volume handled by the Company over 2006. International transportation revenue increased by 24.3% to $19.5 million for the nine months ended March 31, 2007 from $15.7 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation decreased to 64.0% of transportation revenue for the nine months ended March 31, 2007 from 64.3% of transportation revenue for the nine months ended March 31, 2006. This reflects increased domestic volume over international volume which historically has higher transportation cost as a percentage of sales.

Net transportation margins increased to 36.0% of transportation revenue for the nine months ended March 31, 2007 from 35.7% of transportation revenue for the nine months ended March 31, 2006 as a result of factors described above.

The following table compares certain March 31, 2007 (actual and unaudited) and March 31, 2006 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$ 18,798	100.0%	$ 14,248	100.0%	$ 4,550	31.9%

Agent commissions	14,390	76.5%	10,502	73.7%	3,888	37.0%
Personnel costs	1,747	9.3%	1,922	13.5%	(175)	-9.1%
Other selling, general and administrative	1,761	9.4%	1,198	8.4%	563	47.0%
Depreciation and amortization	600	3.2%	581	4.1%	19	3.3%

Total operating costs	18,498	98.4%	14,203	99.7%	4,295	30.2%

Income from operations	300	1.6%	45.3%		255	NM
Other income (expense) - net	(33)	-0.2%	12.1%		(45)	NM

Income before income taxes	267	1.4%	57.4%		210	NM
Income tax expense (benefit)	19.1%		(96)	-.7%	115	119.8%

Income before minority interest	248	1.3%	153	1.1%	95	62.1%
Minority Interest	-		-	-		-

Net income	$248	1.3%	$153	1.1%	$95	62.1%

Agent commissions were $14.4 million for the nine months ended March 31, 2007, an increase of 37.0% from $10.5 million for the nine months ended March 31, 2006. Agent commissions as a percentage of net transportation revenue increased to 76.5% for nine months ended March 31, 2007 from 73.7% for the comparable prior year period as a result of concessions incurred for new agent offices for nine months ended March 31, 2007.

Personnel costs were $1.7 million for the nine months ended March 31, 2007, a decrease of 9.1% from $1.9 million for the nine months ended March 31, 2006. Personnel costs as a percentage of net transportation revenue decreased to 9.3% for nine months ended March 31, 2007 from 13.5% for the comparable prior year period as a result of lower average headcount and compensation costs for the nine months ended March 31, 2007.

Other selling, general and administrative costs were $1.7 million for the nine months ended March 31, 2007, an increase of 45.2% from $1.2 million for the nine months ended March 31, 2006. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 9.3% for nine months ended March 31, 2007 from 8.4% for the same period last year, are a result of professional fees associated with operating as a public company as well as increased expenses in temporary help for back office services, legal, and marketing costs.

Depreciation and amortization costs were approximately $600,000 and $581,000 for the nine months ended March 31, 2007 and 2006, respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for nine months ended March 31, 2007 to 3.2% from 4.1% for the same period last year due to lower amortization of intangibles.

Income from operations was $300,000 for the nine months ended March 31, 2007, compared to income from operations of $45,000 for the nine months ended March 31, 2006.

Net income was $248,000 for the nine months ended March 31, 2007, compared to net income of $153,000 for the nine months ended March 31, 2006.

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash due on the two-year anniversary of the closing; (iii) as recently amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.

The following table summarizes our contingent base earn-out payments for the fiscal years indicated based on results of the prior year (in thousands)(1):

	Fiscal Year Ended June 30,
	2008	2009	2010	2011		Total
Earn-out payments:
Cash	$--	$--	$--	$	-- $	--
Equity	633	633	634			1,900
Total earn-out
Payments	$633	$633	$633	$	-- $	1,900

Prior year earnings targets (income from continuing operations)(2)
Total earnings
targets	$2,500	$2,500	$2,500	$	-- $	7,500

Total	25.3%	25.3%	25.3%		--	25.3%

(1)
During the fiscal year 2008-2011 earn-out period, there is an additional contingent obligation related to tier-two earn-outs that could be as much as $1.5 million if Airgroup generates at least $18.0 million in income from continuing operations during the period.

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

In February 2007, the Company’s $10 million revolving credit facility (Facility) was extended into 2009 with more favorable terms to the Company. The Facility is collateralized by our accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

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

As of March 31, 2007, the Company had advances of $34,828 against the Facility. Our eligible accounts receivable, net of $305,000 in outstanding letter of credit commitments, were sufficient to support $4,741,643 of available borrowing under the Facility.

Net cash provided by operating activities for the nine months ended March 31, 2007 was $757,000 compared to net cash used by operating activities of $195,000 for nine months ended March 31, 2006. The change was driven by improved profitability of the business and the increase in commission payable for the nine months ended March 31, 2007 when compared to the same period for the prior year.

Cash used for investing for the nine months ended March 31, 2007, see Note 3 and Note 7 to our financial statements, was $187,000 compared to $7.1 million for nine months ended March 31, 2006. For the nine months ended March 31, 2006 there was $7.3 million, net of cash, for acquiring Airgroup in January 2006; See Note 3 to our financial statements.

Net cash used by financing activity for the nine months ended March 31, 2007 was $759,000 for advances against our Facility compared to $8.0 million of cash proceeds from issuance of stock and long term debt for the nine months ended March 31, 2006.

Non-cash financing activities for the nine months ended March 31, 2007 consisted of the Company issuing 250,000 shares of our common stock, at a market value of $1.01 per share, in exchange for training materials and 100,000 shares of common stock, at a market value of $1.01 a share, as incentive compensation to its senior managers; see Note 11 to our financial statements. Also, in January 2007 the former shareholders of Airgroup agreed with the Company to make the first contingent payment of $600,000 payable in two installments with $300,000 payable on June 30, 2008 and $300,000 on January 1, 2009; see Note 3 to our financial statements

We believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations and our organic growth strategy. However, our ability to finance further acquisitions is limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital. In this regard and in the course of executing our acquisition strategy, we expect to pursue an additional equity offering within the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at March 31, 2007, the change in interest expense would have had an immaterial impact on the Company’s results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedure

Our Chief Executive Officer/Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. Based on that evaluation, he concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are designed to and are effective to give reasonable assurance that the information the Company must disclose in reports filed with the Securities and Exchange Commission is properly recorded, processed, summarized, and reported as required.

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting in connection with this evaluation that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in the normal course of operations. Management believes that these matters will not have a material adverse effect on our financial position or results.

Team Air Express Proceeding

On or about February 21, 2007, Team Air Express, Inc. d/b/a Team Worldwide ("Team") commenced an action against the Company, as well as Texas Time Express, Inc., Douglas K. Tabor, and Michael E. Staten, in the District Court of the State of Texas, Tarrant County (the “Court”) captioned Cause No. 017 222706 07; Team Air Express, Inc. d/b/a Team Worldwide v. Airgroup Corporation, Texas Time Express, Inc., Douglas K. Tabor, individually and as officer of Texas Time Express, Inc., and Michael E. Staten, individually and as officer of Texas Time Express, Inc.

In its complaint, Team alleges that the Company, in conjunction with the other named Defendants, tortiously interfered with an existing contract Team had in place with VRC Express, Inc. ("VRC"), its then existing Chicago, Illinois station location.  In their petition, Team alleges that the Company and other Defendants caused VRC to leave the Team network of companies, and become a branch office of Airgroup Corporation.  The suit seeks damages for the loss of business opportunity and profits as a result of VRC leaving the Team system.

The Company has tentatively concluded that no interference of the VRC contract occurred, and it intends to vigorously defend the matter. In that regard, the Company notes, among other things, that Team voluntarily terminated VRC, and that the contract under which VRC provided transportation services as an agent of Team, was terminable at will and contained no post-termination restriction on affiliation.

Since the Company’s investigation of the matter has not yet been completed, and since no assurances can be provided as to the ultimate outcome of litigation, particularly where fact-based disputes may arise, the Company cannot assure that it will not be subject to any liability thereunder. In the event that it is successful in asserting its claims, Team may be awarded relief consisting of, among others, the right to collect monetary damages from the Company.  Due to the initial stage of the proceedings, neither the Company nor its legal representatives are able to provide any definitive guidance on this matter.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated May 14, 2007	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: May 14, 2007	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer

Date: May 14, 2007	/s/ Rodney Eaton
Rodney Eaton Vice President, Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 14, 2007