Form 10-K
period 2007-06-30
RADIANT LOGISTICS, INC
filed 2007-10-01
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ________

Commission File Number 000-50283

RADIANT LOGISTICS, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	04-3625550
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

1227 120th Avenue N.E
Bellevue, WA 98005

(Address of Principal Executive Offices) (Zip Code)

(425) 943-4599

Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Stock, $.001 Par Value	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on September 24, 2007 was $12,326,011.

As of September 24, 2007, 33,961,639 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) continue growing our business and maintain historical or increased gross profit margins; (v) locate suitable acquisition opportunities; (vi) secure the financing necessary to complete any acquisition opportunities we locate; (vii) assess and respond to competitive practices in the industries in which we compete, (viii) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (ix) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (x) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth below in Part 1 Item 1A. Furthermore, the general business assumptions underlying the forward-looking statements included herein represent estimates of future events and are subject to uncertainty due to, among other things, changes in economic, legislative, industry, and other circumstances. As a result, the identification, interpretation and use of data and other information in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, we can provide no assurance regarding the achievability of those forward-looking statements. Except as required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

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

We completed the repositioning of our business model when we completed the acquisition of Airgroup Corporation (“Airgroup”) effective January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy based on the operations of Airgroup as a platform, we intend to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

Our growth strategy will focus on both organic growth and acquisitions. From an organic perspective, we will focus on strengthening existing and expanding new customer relationships. One of the drivers of our organic growth will be retaining existing, and securing new exclusive agency locations. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of exclusive agency offices, as well as enhancing our back-office infrastructure and transportation and accounting systems.

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we intend to implement an acquisition strategy to develop additional growth opportunities. Implementation of an acquisition strategy will rely upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Following our acquisition of Airgroup, we have from time-to-time identified a number of additional companies that we believed could be suitable acquisition candidates. However, for a variety of reasons, primarily due to pricing concerns, due diligence issues or risks associated with operational integration, we have not yet completed a follow-on transaction to our platform acquisition. On a longer-term basis, we remain committed to our acquisition strategy and continue to search for targets that fit within our acquisition criteria. Our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities, neither of which can be assured.

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

Successful implementation of our growth strategy depends upon a number of factors, including our ability to: (i) continue developing new agency locations; (ii) locate acquisition opportunities; (iii) secure adequate funding to finance identified acquisition opportunities; (iv) efficiently integrate the businesses of the companies we acquire; (v) generate the anticipated economies of scale from the integration; and (vi) maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with our ability to achieve our strategic objectives, including our ability to acquire and profitably manage additional businesses and the intense competition in our industry for customers and for acquisition candidates. Certain of these business risks are identified or referred to below in Item 1A of this Report.

Industry Overview

As business requirements for efficient and cost-effective logistics services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in the lowest cost locations and distribute their products in numerous global markets. As a result, companies are increasingly looking to third-party logistics providers to help them execute their supply chain strategies.

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier. A freight forwarder, such as Airgroup, procures shipments from customers and arranges the transportation of cargo on a carrier. A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation, DHL Worldwide Express, Inc. and United Parcel Service (“UPS”), provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  Freight forwarders, generally handle shipments of any size and can offer a variety of customized shipping options.

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

•
 Increasing influence of e-business and the internet. Technology advances have allowed businesses to connect electronically through the Internet to obtain relevant information and make purchase and sale decisions on a real-time basis, resulting in decreased transaction times and increased business-to-business activity. In response to their customers' expectations, companies have recognized the benefits of being able to transact business electronically. As such, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems that can facilitate real-time transaction processing and web-based shipment monitoring.

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by Airgroup. We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. Our organic growth strategy involves strengthening existing and expanding new customer relationships. One of the drivers of this strategy is our ability to retain existing, and secure new exclusive agency locations. Since our acquisition of Airgroup, we have focused our efforts on the organic build-out of our network of exclusive agency locations, as well as the enhancement of our back office infrastructure and transportation and accounting systems. However, on a longer-term basis, we intend to pursue an acquisition strategy to consolidate and enhance our position in our current markets and to acquire operations in new markets.

We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. Our target acquisition candidates are generally expected to have earnings of $1.0 to $5.0 million. Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings.

On a longer-term basis, we believe we can successfully implement our acquisition strategy due to the following factors:

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

An acquisition strategy would focus on acquisitions in key gateway locations such as Los Angeles, New York, Chicago, Seattle, Miami, Dallas, and Houston to expand our international base of operations. We believe that our domestic and expanded international capabilities, when taken together, will provide significant competitive advantage in the marketplace.

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

Operations

Through our exclusive agency relationships, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. As we execute our growth strategy, our revenues will ultimately be generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other value-added services.

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

Recent Developments

In May 2007, we launched a new logistics service offering focused on the automotive industry through our wholly-owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).

In connection with the launch of our automotive services group, we entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operation of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”). In its capacity as a senior secured creditor, Mass agreed to sell RLGS the Purchased Assets in connection with a foreclosure and disposition process that began in April 2007. The purchase price consists of a $100,000 refundable deposit, $150,000 to be paid at closing, and up to an additional $2.5 million in cumulative earn-out payments equal to 25% of the annual earnings before interest, taxes, depreciation and amortization, as defined in the APA, generated from the automotive group in future periods. The APA contains negotiated representations, warranties, covenants and indemnities by each party.

Concurrent with the execution of the APA, we also entered into a Management Services Agreement (“MSA”) with Mass, whereby we agreed to operate the Purchased Assets within our automotive services group during the interim period pending the closing under the APA. As part of the MSA, Mass agreed to indemnify us from and against any and all expenses, claims and damages arising out of or relating to any use by any of our subsidiaries or affiliates of the Purchased Assets and the operation of the business utilizing the Purchased Assets.

As more fully explained under Item 1A, “Risk Factors”, since the execution of the APA, certain events, including a recent dispute with a judgment creditor of Stonepath, have adversely affected Mass’ ability to convey the Purchased Assets to us in accordance with the APA. We are uncertain as to whether all closing conditions under the APA can be satisfied. If a closing under the APA does not occur, the outlook for our continued development of an automotive services group is also uncertain. On or about September 28, 2007 Mass filed suit against us seeking to compel us to close the APA and damages for alleged breach of the APA. See ITEM 3. LEGAL PROCEEDINGS below.

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies and additional exclusive agency locations to a common set of back-office and customer facing applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments will become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will drive significant productivity improvement across our network.

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

Our Competitive Advantages

As a non-asset based third-party logistics provider, we believe that we will be well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost; non-asset based business model; (ii) our information technology resources; and (iii) our diverse customer base.

•
Non-asset based business model.  With relatively no dedicated or fixed operating costs, we are able to leverage our network of exclusive agency offices and offer competitive pricing and flexible solutions to our customers.  Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products.  We believe our model allows us to provide low-cost solutions to our customers while also generating revenues from multiple modes of transportation and logistics services.

•
Intention to develop a Global network.  We intend to focus on expanding our network on a global basis. Once accomplished, this will enable us to provide a closed-loop logistics chain to our customers worldwide.  Within North America, our capabilities consist of our pick up and delivery network, ground and air networks, and logistics capabilities. Our ground and pick up and delivery networks enable us to service the growing deferred forwarding market while providing the domestic connectivity for international shipments once they reach North America.  In addition, our heavyweight air network provides for competitive costs on shipments, as we have no dedicated charters or leases and can capitalize on available capacity in the market to move our customers’ goods.

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

Sales and Marketing

We principally market our services through the senior management teams in place at each of our 42 exclusive agent offices located strategically across the United States. Each office is staffed with operational employees of the agent to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

Although we have exclusive and long-term relationships with these agents, the agency agreements are terminable by either party subject to requisite notice provisions that generally range from ten to thirty days. Although we have no customers that account for more than 5% of our revenues, there are four agency locations that each account for more than 5% of our total gross revenues.

As we continue to grow, we expect to implement a national accounts program which is intended to increase our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to a very small number of logistics providers. We believe that our anticipated future growth and development will enable us to more effectively compete for and obtain these accounts.

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

Air freight forwarding businesses are subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the U.S. Department of Transportation and by the Department of Homeland Security and the Transportation Security Administration. However, air freight forwarders are exempted from most of the Federal Aviation Act's requirements by the Economic Aviation Regulations. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

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

Personnel

As of the date of this Report, we have approximately 74 full-time employees. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

We are largely dependent on the efforts of our exclusive agents to generate our revenue and service our customers.

We currently sell principally all of our services through a network of 42 exclusive agent stations located throughout North America. Although we have exclusive and long-term relationships with these agents, the agency agreements are terminable by either party subject to requisite notice provisions that generally range from 10-30 days. Although we have no customers that account for more than 5% of our revenues, there are four agency locations that each account for more than 5% of our revenues. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, we may suffer a loss in our business.

Increasingly, through our exclusive agents, we compete for business based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect our agents to continue to demand more sophisticated, fully integrated information technology systems from us as customers demand the same from their supply chain services providers. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, we may lose suffer a loss in our business.

Because our freight forwarding and domestic ground transportation operations are dependent on commercial airfreight carriers and air charter operators, ocean freight carriers, major U.S. railroads, other transportation companies, draymen and longshoremen, changes in available cargo capacity and other changes affecting such carriers, as well as interruptions in service or work stoppages, may negatively impact our business.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide services for our clients could be adversely impacted by shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

As we continue to expand our revenues through the expansion of our network of exclusive agency locations, we must maintain an appropriate cost structure to maintain and expand our profitability. While we intend to continue to work on growing revenue by increasing the number of our exclusive agency locations, by strategic acquisitions, and by continuing to work on maintaining and expanding our gross profit margins by reducing transportation costs, our ultimate profitability will be driven by our ability to manage our agent commissions, personnel and general and administrative costs as a function of our net revenues. There can be no assurances that we will be able to increase revenues or maintain profitability.

We face intense competition in the freight forwarding, logistics and supply chain management industry.

The freight forwarding, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry, although the number of firms with a global network that offer a full complement of freight forwarding and supply chain management services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers increasingly are turning to competitive bidding situations soliciting bids from a number of competitors, including competitors that are larger than us.

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a larger degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

Our information technology systems are subject to risks which we cannot control.

Our information technology systems are dependent upon third party communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers.

If we are not able to limit our liability for customers’ claims through contract terms and limit our exposure through the purchase of insurance, we could be required to pay large amounts to our clients as compensation for their claims and our results of operations could be materially adversely affected.

In general, we seek to limit by contract and/or International Conventions and laws our liability to our clients for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) and $500 per carton or customary unit, for ocean freight shipments, again depending on the International Convention. For truck/land based risks there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our clients. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than we, assumes liability for the safe delivery of the client’s cargo to its ultimate destination, other than in respect of any of our own errors and omissions.

We have, from time to time, made payments to our clients for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or even disputed and which claims could adversely impact our financial condition and results of operations. In addition, significant increases in insurance costs could reduce our profitability.

Our failure to comply with, or the costs of complying with, government regulation could negatively affect our results of operation.

Our freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation (DOT) under the Federal Aviation Act, and by the Department of Homeland Security and the Transportation Security Administration (TSA). Our overseas independent agents’ air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers. We do not believe that costs of regulatory compliance have had a material adverse impact on our operations to date. However, our failure to comply with any applicable regulations could have an adverse effect. There can be no assurance that the adoption of future regulations would not have a material adverse effect on our business.

The prospects for our recently formed automotive services group are uncertain.

In May 2007, we launched a new logistics service offering focused on the automotive industry through our wholly-owned subsidiary, RLGS.

In connection with the launch of our automotive services group, we entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operation of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”). In its capacity as a senior secured creditor, Mass agreed to sell RLGS the Purchased Assets in connection with a foreclosure and disposition process that began in April 2007. The purchase price consists of a $100,000 refundable deposit, $150,000 to be paid at closing, and up to an additional $2.5 million in cumulative earn-out payments equal to 25% of the annual earnings before interest, taxes, depreciation and amortization, as defined in the APA, generated from the automotive group in future periods. The APA contains negotiated representations, warranties, covenants and indemnities by each party.

Concurrent with the execution of the APA, we also entered into a Management Services Agreement (“MSA”) with Mass, whereby we agreed to operate the Purchased Assets within our automotive services group during the interim period pending the closing under the APA. As part of the MSA, Mass agreed to indemnify us from and against any and all expenses, claims and damages arising out of or relating to any use by any of our subsidiaries or affiliates of the Purchased Assets and the operation of the business utilizing the Purchased Assets.

Shortly after commencing operation of the Purchased Assets pursuant to the MSA, a judgment creditor of Stonepath (the “Stonepath Creditor”) issued garnishment notices to the automotive customers being serviced by us disputing the priority and superiority of the underlying security interest of Mass in the Purchased Assets and asserting that we were in possession of certain accounts receivable or other assets covered by the garnishment notice. This resulted in a significant disruption to the automotive business, including a delay in the payment of outstanding RLGS invoices as the garnishment notices required that all such amounts be directed to a court sponsored escrow arrangement. Although Mass recently posted a letter of credit that resolved the outstanding garnishment action, we have incurred significant out of pocket costs while operating the Purchased Assets under the MSA. We expect to be able to recover a significant amount of these costs as customers begin to remit payment for outstanding invoices, or through indemnification claims under the MSA. Based upon these circumstances, it is uncertain as to whether all closing conditions under the APA can be satisfied. If a closing under the APA does not occur, the outlook for our continued development of an automotive services group is also uncertain.

The issue of the priority of Mass’s security interest in the former Stonepath assets will be determined by the Court after discovery and a possible hearing. If the Court determines that the Mass security interest in the former assets of Stonepath is not superior to the judgment of the Stonepath judgment creditor, such creditor, may be entitled to draw upon and satisfy his judgment from the letter of credit posted by Mass. If Mass is successful in establishing the superiority of its security interest in the subject assets, the Stonepath judgment creditor would not be able to draw upon the letter of credit and may or may not pursue other enforcement actions, including an action against us to recover the value of the garnished assets. We view any such action as without merit, would vigorously defend any such action, and seek all available remedies including an indemnification claim against Mass.

Our present levels of capital may limit the implementation of our business strategy.

The objective of our business strategy is to build a global logistics services organization. One element of this strategy is an acquisition program which will require the acquisition of a number of diverse companies within the logistics industry covering a variety of geographic regions and specialized service offerings. We have a limited amount of cash resources and our ability to make additional acquisitions without securing additional financing from outside sources will be limited. This may limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

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

We have not completed an acquisition since January 2006.

Following our acquisition of Airgroup Corporation (“Airgroup”), we have from time-to-time identified a number of additional companies that we believed could be suitable acquisition candidates. However, for a variety of reasons, primarily due to pricing concerns, due diligence issues or risks associated with operational integration, we have not yet completed another acquisition. We remain committed to our acquisition strategy and continue to search for targets that fit within our acquisition criteria. If we are unable to successfully compete with other entities in identifying and executing possible acquisitions of companies we target, then we will not be able to successfully implement the acquisition element of our growth strategy. This may limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

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

In February 2007 we renewed our $10 million credit facility with Bank of America, N.A. to provide additional funding for acquisitions and for our on-going working capital requirements. Under the terms of the credit facility, we are subject to a number of financial and operational covenants which may limit the number of additional acquisitions we make without the lender’s consent. In the event that we were not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender’s consent or retired the credit facility. This may prevent us from completing acquisitions which we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

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

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles which may cause our stock price to decline.

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

We intend to continue to build our business through a combination of organic growth, and if possible, through additional acquisitions. Growth by acquisition involves a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse affect on the trading price of our shares and overall market capitalization.

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

We completed private placements of approximately 15.4 million shares of our common stock between October 2005 and February 2006. The availability of those shares for sale to the public either by prospectus or by Rule 144 of the Securities Act of 1933, as amended, and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares in connection with potential acquisitions may result in additional dilution to our existing stockholders.

We will require additional financing to fund the acquisition component of our growth strategy. At some point this may entail the issuance of additional shares of common stock or common stock equivalents, which would have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, and could result in diluting the interests of our existing stockholders.

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

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, covenants of our debt facility, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends is further limited by the terms of our credit facility with Bank of America, N.A. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders. Accordingly, investors seeking dividend income should not purchase our stock.

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

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 in 2008, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants. The SEC has extended the compliance dates for smaller public companies, including us, such that an annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending June 30, 2008 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending June 30, 2009. Compliance with these rules will require us to incur increased general and administrative expenses and management attention. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 2. PROPERTIES

Principal Executive Offices

Our offices are located at 1227 120th Avenue N.E., Bellevue, Washington 98005 and consist of approximately 14,500 feet of office space which we lease for approximately $14,020 per month pursuant to the lease expiring April 30, 2009. We also maintain approximately 8,125 feet of office space at 19320 Des Moines Memorial Drive South, SeaTac, Washington which we lease for approximately $5,460 per month pursuant to lease that expires December 31, 2010. In addition, we own a small parcel of undeveloped acreage located at Grays Harbor, Washington which is not material to our business. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business. Management believes that these matters will not have a material adverse effect on our financial statements.

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

In its complaint, Team alleges that we, in conjunction with the other named defendants, tortiously interfered with an existing contract Team had in place with VRC Express, Inc. ("VRC"), its then existing Chicago, Illinois station location.  In their petition, Team alleges that we and other defendants caused VRC to leave the Team network of companies, and become a branch office of Airgroup Corporation.  The suit seeks damages for the loss of business opportunity and profits as a result of VRC leaving the Team system. We have tentatively concluded that no interference of the VRC contract occurred, and we intend to vigorously defend the matter.

Automotive Garnishment Proceeding

On June 15, 2007, writs of garnishment issued by a judgment creditor of Stonepath were directed to, among others, the automotive customers being serviced by our RLGS subsidiary pursuant to the Management Services Agreement between RLGS and Mass. Together with Mass, we intervened in the matter and objected to the writs of garnishment for the reason that Mass’s interest in the former Stonepath assets originated as the result of a prior perfected security interest that was properly foreclosed upon by Mass. The matter is pending in the Circuit Curt for the County of Wayne, State of Michigan, Case No. 04-433025-CA. Ultimately, on August 14, 2007, a Stipulated Order Regarding Writs of Garnishment was entered whereby Mass posted a letter of credit in the amount of $2,750,000 for the benefit of the Stonepath judgment creditor. Upon posting of that letter of credit, the garnished customers were released from the writs of garnishment and directed to release all garnished funds and make all future payments as directed to Mass and our RLGS subsidiary. Further, the Stonepath judgment creditor was ordered to refrain from further garnishments and enforcement action against the former assets of Stonepath. The issue of the superiority of Mass’s security interest in the former Stonepath assets will be determined by the Court after discovery and a possible hearing.

Mass Proceeding

On or about September 28, 2007, Mass Financial Corp. (“Mass”) commenced an action against the Company and Radiant Logistics Global Services, Inc. in the Federal District Court for the Western District of the State of Washington at Seattle. In its complaint, Mass has sought specific performance, injunctive relief and damages against the Company and RLGS, seeking to compel a closing under an unexecuted draft amendment to the Asset Purchase Agreement between the parties. The Company has only recently become aware of this action and believes the claims are without merit, will vigorously defend the claims, and bring all available counterclaims against Mass.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “RLGT.OB.” The first reported trade in our common stock occurred on December 27, 2005. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since the first reported trade, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on September 24, 2007, was $.52 per share.

	High	Low
Twelve Months Ended June 30, 2007:
Quarter ended June 30, 2007	$.66	$.47
Quarter ended March 31, 2007	.80	.51
Quarter ended December 31, 2006	.70	.55
Quarter ended September 30, 2006	1.05	.85

Six Months Ended June 30, 2006 (Transition Period):
Quarter ended June 30, 2006	$1.05	$.85
Quarter ended March 31, 2006	1.05	.95

Year Ended December 31, 2005:
Quarter ended December 31, 2005	$1.05	$.95

Holders

As of September 24, 2007, the number of stockholders of record of our common stock was 128.   We believe there are additional beneficial owners of our common stock who hold their shares in street name.

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

Transfer Agent

Pacific Stock Transfer Company, 500 East Warm Springs, Suite 240, Las Vegas, Nevada 89119, serves as our transfer agent.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity Compensation Plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	3,150,000	$0.605	1,850,000
Total	3,150,000	$0.605	1,850,000

A description of the material terms of The Radiant Logistics, Inc. 2005 Stock Incentive Plan is set forth in Item 11. EXECUTIVE COMPENSATION- Stock Incentive Plan.

Recent Sale of Unregistered Securities

Pursuant to an agreement dated May 15, 2007, we agreed to issue up to 200,000 shares of our common stock to Richard Manner in connection with his agreement to assist us in connection with the establishment of our automotive services segment, with issuance of the shares to be subject to certain benchmarks. Mr. Manner has vested in 50,000 of the shares. The shares are to be issued in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and/or the safe-harbor private offering exemption provided by Rule 506 promulgated under the Securities Act, without the payment of underwriting discounts or commissions to any person. Vesting and issuance of the balance of the shares remains subject to uncertainty.

ITEM 6. SELECTED FINANCIAL INFORMATION

Effective on June 30, 2006, we changed our fiscal year end from December 31 to June 30. This change was made in order to make our fiscal year conform to the June 30 fiscal year of our principal operating subsidiary, Airgroup Corporation.

The selected financial data that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of : (i) equity offerings completed during 2005 and 2006; (ii) the acquisition of Airgroup Corporation during 2006; (iii) our 2006 change in fiscal year to conform to the June 30 fiscal year of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage prior to our acquisition of Airgroup. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and Radiant as adjusted to reflect the amortization of acquired intangibles. Similarly, pro forma statements of income have been presented for twelve months ended June 30, 2007 and 2006 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2005, effectively the beginning of fiscal year 2006.

The pro forma financial data presented is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be obtained in the future.

The following table sets forth selected historical financial data as of and for the periods ended June 30, 2007 (historic and audited) and 2006 (historic and unaudited), respectively and is not complete. The data is derived from our consolidated financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and the Notes to Financial Statements included elsewhere in this report.

Consolidated Statements of Operations Data for the twelve months ending June 30, 2007 (historic and audited) and 2006 (historic and unaudited); (in thousands, except per share amounts):

	Historic Twelve Months Ended June 30,

	2007	2006 (unaudited)
Consolidated Statement Of Operations Data: (In Thousands, Except Per Share Amounts)
Total revenue	$75,527	$26,469
Cost of transportation	48,813	16,966

Net revenue	26,714	9,503
Operating expenses	26,301	9,597

Income (loss) from operations	413	(94)
Other income (expense)	(49)	-

Income (loss) before income taxes	364	(94)
Income tax expense (benefit)	156	(39)

Income (loss) before minority interest	208	(55)
Minority interest	45	-
Net income (loss)	$163	$(55)

Net income (loss) per common share (1) :
Basic	$-	$-
Diluted	$-	$-
Weighted average common shares:
Basic shares outstanding	33,883	30,071
Diluted shares outstanding	34,325	30,071

(1)	For all periods presented, the weighted average common shares outstanding have been adjusted to reflect 3.5:1 stock split effected in October of 2005.

	As of June 30,
	2007	2006
Consolidated Balance Sheet Data (In Thousands)
Cash and cash equivalents	$720	$511
Working capital	779	1,985
Total assets	25,024	17,045
Long-term debt	1,974	2,470
Stockholders' equity	7,044	6,334

The following table sets forth selected historical financial data as of and for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004, 2003 and 2002. The data is derived from our audited financial statements. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and the Notes to Financial Statements included elsewhere in this report.

Consolidated Statement of Operations Data for the prior Five Years ended June 30 and December 31 (historical and audited); (in thousands, except per share amounts):

		Selected Financial Data
	Six Months Ended June 30,	------------Twelve month ended December 31, -------------
	2006	2005	2004	2003	2002
Consolidated Statement Of Operations Data: (In Thousands, Except Per Share Amounts)
Total revenue	$26,469	$—	$—	$—	$—
Cost of transportation	16,966	—	—	—	—

Net revenue	9,503	—	—	—	—
Operating expenses	9,457	162	23	30	124

Income (loss) from operations	46	(162)	(23)	(30)	(124)
Other income (expense)	(14)	13	(2)	—	—

Income (loss) from continuing operations before income tax expense	32	(149)	(25)	(30)	(124)
Income tax (benefit)	(39)	—	—	—	—

Net income (loss)	$71	$(149)	$(25)	$(30)	$(124)

Net income (loss) per common share:
Basic	$—	$(0.01)	$0.00	$0.00	$(0.01)
Diluted	$—	$(0.01)	$0.00	$0.00	$(0.01)

Weighted average common shares (1) :
Basic	33,186	26,490	25,964	25,964	22,424
Diluted	34,585	26,490	25,964	25,964	22,424

(1)	For all periods presented, the weighted average common shares outstanding have been adjusted to reflect 3.5:1 stock split effected in October of 2005.

	June 30,	-----------------------December 31, -----------------------
Consolidate Balance Sheet Data (In Thousands)
	2006	2005	2004	2003	2002
Cash and cash equivalents	$511	$5,266	$19	$51	$27
Working capital	1,985	5,143	17	42	20
Total assets	17,045	5,307	19	51	27
Long-term debt	2,470	—	50	50	—
Stockholders' equity	$6,334	$5,159	$(33)	$(8)	$20

 Supplemental Pro Forma Financial Information

Consolidated Statements of Operations Data for the twelve months ended June 30, 2007 (historic and audited) and 2006 (pro forma and unaudited); (in thousands, except per share amounts)

Supplemental pro forma information is being provided since historical data merely reflects the prior period results, for two quarters, of the Company on a stand-alone basis prior to the acquisition of Airgroup would provide no meaningful data with respect to our ongoing operations.

	Pro Forma and unaudited Years Ended June 30,
Consolidated Statement Of Operations Data: (In Thousands, Except Per Share Amounts)	2007	2006

Total revenue	$75,527	$54,580
Cost of transportation	48,813	35,192

Net revenue	26,714	19,388
Operating expenses	26,301	19,175

Income from operations	413	213
Other income (expense)	(49)	(22)

Income before income taxes	364	191
Income tax expense	156	217

Income (loss) before minority interest	208	(26)
Minority interest	45	-
Net income (loss)	$163	$(26)

Net income (loss) per common share (1) :
Basic	$-	$-
Diluted	$-	$-
Weighted average common shares:
Basic shares outstanding	33,883	30,071
Diluted shares outstanding	34,325	30,607

(1)	For all periods presented, the weighted average common shares outstanding have been adjusted to reflect 3.5:1 stock split effected in October of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 31, 2006, the Board of Directors of the Company resolved to change our fiscal year from December 31 to June 30 effective for the fiscal year 2006 resulting in a six month fiscal year ending June 30. This change was made to conform the Company’s fiscal year to the June 30 fiscal year of the Company’s principal operating subsidiary, Airgroup Corporation.

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

We accomplished the first step in our new business strategy by completing the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a Seattle-Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time, and we have found no impairment.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of: (i) equity offerings completed during 2005 and 2006; (ii) the acquisition of Airgroup Corporation during 2006; and (iii) our 2006 change in fiscal year to conform to the June 30 fiscal year of Airgroup Corporation. Historical financial data has been supplemented, where appropriate, with pro forma financial data since historical data which merely reflects the prior period results of the Company, prior to our acquisition of Airgroup, on a stand-alone basis, would provide no meaningful data with respect to our ongoing operations since we were in the development stage at that time. The pro forma information has been presented for fiscal year ended June 30, 2006 as if we had completed our equity offerings and acquired Airgroup as of July 1, 2005. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data presented is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

Twelve months ended June 30, 2007 (historic and audited) compared to twelve months ended June 30, 2006 (historic and unaudited), six months ended June 30, 2006 (historic and audited) to six months ended June 30, 2005 (historic and unaudited), and twelve months ended December 31, 2005 (historic and audited) compared to twelve months ended December 31, 2004.

We generated transportation revenue of $75.5 million and net transportation revenue of $26.7 million for the twelve months ended June 30, 2007. This reflects the revenues derived from the operation of Airgroup. We had six months of revenues, $26.5 million, and net transportation revenue of $9.5 million for the comparative prior year period as we remained in the developmental stage prior to the acquisition of Airgroup. Net income was $163,000 for the twelve months ended June 30, 2007 compared to a net loss of $55,000 for the twelve months ended June 30, 2006.

We had adjusted earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) of $1,412,000 and $441,000 for twelve months ended June 30, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of adjusted EBITDA to net income for the twelve months ended June 30, 2007 (historic and audited) and twelve months ended June 30, 2006 (historic and unaudited):

	Twelve months ended June 30,		Change
	2007	2006	Amount	Percent
Net income (loss)	$163	$(55)	$218	NM
Income tax expense (benefit)	156	(39)	195	NM
Net interest expense	6	(3)	9	NM
Depreciation and amortization	830	423	407	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$1,155	$326	$829	NM

Share based compensation and other non-cash costs	257	115	142	NM
Adjusted EBITDA	$1,412	$441	$971	NM

The following table provides a reconciliation of adjusted EBITDA to net income for the twelve months ended June 30, 2007 (historic and audited) and six months ended June 30, 2006 (actual and audited):

			Change
	Twelve months ended June 30, 2007	Six months ended June 30, 2006	Amount	Percent
Net income	$163	$71	$92	NM
Income tax expense (benefit)	156	(39)	195	NM
Net interest (income) expense	6	11	(5)	NM
Depreciation and amortization	830	423	407	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$1,155	$466	$689	NM

Share based compensation and other non-cash costs	257	86	171	NM
Adjusted EBITDA	$1,412	$552	$860	NM

The following table provides a reconciliation of adjusted EBITDA to net income for the six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005(historic and unaudited):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent
Net income (loss)	$71	$(23)	$94	NM
Income tax expense (benefit)	(39)	-	(39)	NM
Net interest expense	11	1	10	NM
Depreciation and amortization	423	-	423	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$466	$(22)	$488	NM

Share based compensation and other non-cash costs	86	-	86	NM
Adjusted EBITDA	$552	$(22)	$574	NM

The following table provides a reconciliation of adjusted EBITDA to net income for the six months ended June 30, 2006 (historic and audited) and year ended December 31, 2005(historic and audited):

			Change
	Six months ended June 30, 2006	Year ended Dec. 31, 2005	Amount	Percent
Net income (loss)	$71	$(149)	$220	NM
Income tax (benefit)	(39)	-	(39)	NM
Net iInterest (income) expense	11	(13)	24	NM
Depreciation and amortization	423	-	423	NM

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$466	$(162)	$628	NM

Share based compensation and other non-cash costs	86	-	86	NM
Adjusted EBITDA	$552	$(162)	$714	NM

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the twelve months ended June 30, 2007 (historic and audited) and twelve months ended June 30, 2006 (historic and unaudited):

	Twelve months ended June 30,		Change
	2007	2006	Amount	Percent

Transportation revenue	$75,527	$26,469	$49,058	185.3%
Cost of transportation	48,813	16,966	31,847	187.7%

Net transportation revenue	$26,714	$9,503	$17,211	181.1%
Net transportation margins	35.4%	35.9%	35.1%

We generated transportation revenue of $75.5 million and net transportation revenue of $26.7 million for the twelve months ended June 30, 2007. This reflects a full 12 months of revenues derived from the operations of Airgroup, which was acquired as of January 1, 2006. We had six months of revenues, $26.5 million, and net transportation revenue of $9.5 million for twelve months ended June 30, 2006 as we remained in the developmental stage prior to the acquisition of Airgroup. Domestic and International transportation revenue was $49.1 million and $26.4 million, respectively, for twelve months ended June 30, 2007 compared with $15.0 million and $11.5 million, respectively, for twelve months ended June 30, 2006 as we remained in the developmental stage prior to the acquisition of Airgroup.

For twelve months ended June 30, cost of transportation was 64.6% and 64.1% of transportation revenue for 2007 and 2006 respectively. 2006 reflects only six months of Airgroup operations as it was acquired as of January 1, 2006.

Net transportation margins were 35.4% and 35.9% of transportation revenue for the twelve months ended June 30, 2007 and 2006 respectively. 2006 reflects only six months of Airgroup operations as it was acquired as of January 1, 2006.

The following table compares condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the twelve months ended June 30, 2007 (historic and audited) and twelve months ended June 30, 2006 (historic and unaudited):

	Twelve months ended June 30,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$26,714	100.0%	$9,503	100.0%	$17,211	181.1%

Agent commissions	20,048	75.1%	7,037	74.1%	13,011	184.9%
Personnel costs	2,916	10.9%	1,209	12.7%	1,707	141.2%
Other selling, general and administrative	2,507	9.4%	928	9.7%	1,579	170.2%
Depreciation and amortization	830	3.1%	423	4.5%	407	96.2%

Total operating costs	26,301	98.5%	9,597	101.0%	16,704	174.1%

Income (loss) from operations	413	1.5%	(94)	-1.0%	507	539.4%
Other expense	(49)	-0.1%	-	-	(49)	NM

Income (loss) before income taxes and minority interest	364	1.4%	(94)	1.0%	458	487.2%
Income tax expense (benefit)	156	0.6%	(39)	-0.4%	195	500.0%

Income (loss) before minority interest	208.8%		(55)	-.6%	263	478.2%
Minority interest	45.2%		-	-	45	NM

Net income (loss)	$163.6%		$(55)	-.6%	$218	396.4%

Agent commissions were $20.0 million for the twelve months ended June 30, 2007, an increase of 184.9% from $7.0 million for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, agent commissions increased from 75.1% for the twelve months ended June 30, 2007 from 74.1% for the twelve months ended June 30, 2006. The twelve months ended June 30, 2006 only included six months of Airgroup’s operations as it was acquired January 1, 2006. The Company was in the development stage prior to the acquisition of Airgroup.

Personnel costs were $2.9 million for the twelve months ended June 30, 2007, an increase of 141.2% from $1.2 million for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, personnel costs decreased to 10.9% for the twelve months ended June 30, 2007 from 12.7% for the twelve months ended June 30, 2006. The twelve months ended June 30, 2006 only included six months of Airgroup’s operations as it was acquired January 1, 2006. The Company was in the development stage prior to the acquisition of Airgroup.

Other selling, general and administrative costs were $2.5 million for the twelve months ended June 30, 2007, an increase of 170.2% from $.9 million for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, other selling, general and administrative costs decreased to 9.4% for the twelve months ended June 30, 2007 from 9.7% for the twelve months ended June 30, 2006. The twelve months ended June 30, 2006 only included six months of Airgroup’s operations as it was acquired January 1, 2006. The Company was in the development stage prior to the acquisition of Airgroup.

Depreciation and amortization costs were approximately $830,000 for the twelve months ended June 30, 2007, an increase of 96.2% from $423,000 for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, depreciation and amortization decreased to 3.1% for the twelve months ended June 30, 2007 from 4.5% for the twelve months ended June 30, 2006. The twelve months ended June 30, 2006 only included six months of Airgroup’s operations as it was acquired January 1, 2006. The Company was in the development stage prior to the acquisition of Airgroup.

Income from operations was $413,000 for twelve months ended June 30, 2007, an increase of 539.4% from a loss of $94,000 for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, income from operations increased to 1.5% for the twelve months ended June 30, 2007 from a loss from operations of 1.0% for the twelve months ended June 30, 2006. The twelve months ended June 30, 2006 only included six months of Airgroup’s operations as it was acquired January 1, 2006. The Company was in the development stage prior to the acquisition of Airgroup.

Net income for the twelve months ended June 30, 2007, was $163,000 and a net loss of $55,000 for the twelve months ended June 30, 2006. The twelve months ended June 30, 2006 include only six months of Airgroup’s operations as it was acquired January 1, 2006. The Company was in the development stage prior to the acquisition of Airgroup.

Supplemental pro forma information for the twelve months ended June 30, 2007 (actual and audited) compared to the twelve months ended June 30, 2006 (pro forma and unaudited) as if the Airgroup acquisition happened July 1, 2005

We generated transportation revenue of $75.5 million and $54.6 million and net transportation revenue of $26.7 million and $19.4 million for the twelve months ended June 30, 2007 and 2006, respectively. Net income was $163,000 for the twelve months ended June 30, 2007 compared to net loss of $26,000 for the twelve months ended June 30, 2006.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $1.4 million and $1.1 million for twelve months ended June 30, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands) for the twelve months ended June 30, 2007 (historic and audited) and twelve months ended June 30, 2006 (pro forma and unaudited):

	Twelve months ended June 30,		Change
	2007	2006	Amount	Percent

Net income (loss)	$163	$(26)	$189	NM
Income tax expense	156	217	(61)	-28.1%
Net interest expense (benefit)	6	(9)	15	NM
Depreciation and amortization	830	793	37	4.7%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$1,155	$975	$180	18.5%

Share based compensation and other non-cash costs	257	86	171	198.8%
Adjusted EBITDA	$1,412	$1,061	$351	33.1%

The following table summarizes the transportation revenue, cost of transportation and net transportation revenue (in thousands) for the twelve months ended June 30, 2007 (historic and audited) and the twelve months ended June 30, 2006 (pro forma and unaudited):

	Twelve months ended June 30,		Change
	2007	2006	Amount	Percent

Transportation revenue	$75,527	$54,580	$20,947	38.4%
Cost of transportation	48,813	35,192	13,621	38.7%

Net transportation revenue	$26,714	$19,388	$7,326	37.8%
Net transportation margins	35.4%	35.5%	-

Net transportation revenue was $26.7 million for the twelve months ended June 30, 2007, an increase of 38.4% over total transportation revenue of $19.4 million for the twelve months ended June 30, 2006. Domestic transportation revenue increased by 48.4% to $49.1 million for the twelve months ended June 30, 2007 from $33.1 million for the twelve months ended June 30, 2006. International transportation revenue increased by 22.9% to $26.4 million for the twelve months ended June 30, 2007 from $21.5 million for the comparable prior year period. The increase in both domestic and international transportation revenue is a result of new stations added over the year.

Cost of transportation was 64.6% of transportation revenue for the twelve months ended June 30, 2007, or unchanged, when compared to 64.5% of transportation revenue for the twelve months ended June 30, 2006.

Net transportation margins were unchanged, 35.4% to 35.5%, when comparing the twelve months ended June 30, 2007 and 2006, respectively.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the twelve months ended June 30, 2007 (historic and audited) and twelve months ended June 30, 2006 (pro forma and unaudited):

	Twelve months ended June 30,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$26,714	100.0%	$19,388	100.0%	$7,326	37.8%

Agent commissions	20,048	75.1%	14,341	74.0%	5,707	39.8%
Personnel costs	2,916	10.9%	2,313	11.9%	603	26.1%
Other selling, general and administrative	2,507	9.4%	1,728	8.9%	779	45.1%
Depreciation and amortization	830	3.1%	793	4.1%	37	4.7%

Total operating costs	26,301	98.5%	19,175	98.9%	7,126	37.2%

Income from operations	413	1.5%	213	1.1%	200	93.9%
Other expense	(49)	-0.1%	(22)	-.8%	(27)	122.7%

Income before income taxes and minority interest	364	1.4%	191	1.0%	173	90.6%
Income tax expense (benefit)	156	0.6%	217	1.0%	(61)	-28.1%

Income before minority interest	208.8%		(26)	0.0%	234	NM
Minority interest	45.2%		-	-	45	NM

Net income (loss)	$163.6%		$(26)	0.0%	$289	NM

Agent commissions were $20.0 million for the twelve months ended June 30, 2007, an increase of 39.8% from $14.3 million for the twelve months ended June 30, 2006 as a result of revenue growth. As a percentage of net revenues, agent commissions increased to 75.1% for the twelve months ended June 30, 2007 from 74.0% for the twelve months ended June 30, 2006.

Personnel costs were $2.9 million for the twelve months ended June 30, 2007, an increase of 26.1% from $2.3 million for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, personnel costs decreased to 10.9% for the twelve months ended June 30, 2007 from 11.9% for the twelve months ended June 30, 2006.

Other selling, general and administrative costs were $2.5 million for the twelve months ended June 30, 2007, an increase of 45.1% from $1.7 million for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, other selling, general and administrative costs increased to 9.4% for the twelve months ended June 30, 2007 from 8.9% for the twelve months ended June 30, 2006.

Depreciation and amortization costs were approximately $830,000 for the twelve months ended June 30, 2007, an increase of 4.7% from $793,000 for the twelve months ended June 30, 2006. As a percentage of net revenues, depreciation and amortization decreased to 3.1% for the twelve months ended June 30, 2007 from 4.1% for the twelve months ended June 30, 2006.

Income from operations was $413,000 for twelve months ended June 30, 2007, an increase of 93.9% from $213,000 for the twelve months ended June 30, 2006 as a result of our substantial revenue growth. As a percentage of net revenues, income from operations increased to 1.5% for the twelve months ended June 30, 2007 from 1.1% for the twelve months ended June 30, 2006.

Net income for the twelve months ended June 30, 2007 was $163,000. We incurred a net loss of $26,000 for the twelve months ended June 30, 2006.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (historic and unaudited):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent
Transportation revenue	$26,469	$-	$26,469	NM
Cost of transportation	16,966	-	16,966	NM

Net transportation revenue	$9,503	$-	$9,503	NM
Net transportation margins	35.9%	-	35.9%	NM

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

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (historic and unaudited):

	Six months ended June 30,				Change
	2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$9,503	100.0%	$-	NM	$9,503	NM

Agent commissions	7,037	74.1%	-	NM	7,037	NM
Personnel costs	1,154	12.1%	-	NM	1,154	NM
Other selling, general and administrative	843	8.8%	22	NM	821	NM
Depreciation and amortization	423	4.5%	-	NM	423	NM

Total operating costs	9,457	99.5%	22	NM	9,435	NM

Income (loss) from operations	46	0.5%	(22)	NM	68	NM
Other expense	(14)	-0.2%	(1)	NM	(13)	NM

Income (loss) before income taxes	32	0.3%	(23)	NM	55	NM
Income tax (benefit)	(39)	-0.4%	-	NM	(39)	NM

Net income (loss)	$71.7%		$(23)	NM	$94	NM

Agent commissions were $7.0 million and 74.1% of net revenues for the six months ended June 30, 2006. There were no similar costs for the comparable prior year period.

Personnel costs were $1.2 million and 12.1% of net revenues for the six months ended June 30, 2006. There were no similar costs for the comparable prior year period.

Other selling, general and administrative costs were $843,000 and 8.8% of net revenues for the six months ended June 30, 2006, compared to $22,000 for the six months ended June 30, 2005.

Depreciation and amortization costs were approximately $423,000 and 4.5% of net revenues for the six months ended June 30, 2006. There were no similar costs for the comparable prior year period.

Income from operations was $46,000 for the six months ended June 30, 2006, compared to a loss from operations of $22,000 for the six months ended June 30, 2005.

Net income was $71,000 for the six months ended June 30, 2006, compared to a net loss of $23,000 for the six months ended June 30, 2005.

Supplemental pro forma information for the six months ended June 30, 2006 (historic and audited) compared to the six months ended June 30, 2005 (pro forma and unaudited)

We generated transportation revenue of $26.5 million and $27.6 million and net transportation revenue of $9.5 million and $10.9 million for the six months ended June 30, 2006 and 2005, respectively. Net income was $71,000 for the six months ended June 30, 2006, compared to a loss of $11,000 for the six months ended June 30, 2005.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $552,000 and $366,000 for six months ended June 30, 2006 and 2005, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent
Net income (loss)	$71	$(11)	$82	NM
Income tax (benefit)	(39)	(7)	(32)	NM
Interest expense (benefit)	11	(13)	24	-
Depreciation and amortization	423	397	26	6.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$466	$366	$100	27.3%

Share based compensation and other non-cash costs	86	-	86	NM %
Adjusted EBITDA	$552	$366	$186	50.8%

The following table summarizes the transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended June 30, 2006 (historic and audited) and the six months ended June 30, 2005 (pro forma and unaudited):

	Six months ended June 30,		Change
	2006	2005	Amount	Percent

Transportation revenue	$26,469	$27,603	$(1,134)	-4.1%
Cost of transportation	16,966	16,696	270	1.6%

Net transportation revenue	$9,503	$10,907	$(1,404)	-12.9%
Net transportation margins	35.9%	39.5%	-

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

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the six months ended June 30, 2006 (historic and audited) and six months ended June 30, 2005 (pro forma and unaudited):

	Six months ended June 30,
	2006		2005		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$9,503	100.0%	$10,907	100.0%	$(1,404)	-12.9%

Agent commissions	7,037	74.1%	7,906	72.5%	(869)	-11.0%
Personnel costs	1,154	12.1%	1,946	17.8%	(792)	-40.7%
Other selling, general and administrative	843	8.8%	694	6.4%	149	21.5%
Depreciation and amortization	423	4.5%	397	3.6%	26	6.5%

Total operating costs	9,457	99.5%	10,943	100.3%	(1,486)	-13.6%

Income (loss) from operations	46	0.5%	(36)	-0.3%	82	227.8%
Other (income)expense	(14)	-0.2%	18	0.2%	(32)	-177.8%

Income (loss) before income taxes	32	0.3%	(18)	-0.1%	50	277.8%
Income tax (benefit)	(39)	-0.4%	(7)	-0.0%	(32)	NM

Net income (loss)	$71.7%		$(11)	-0.1%	$82	NM

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

Income from operations was $46,000 for the six months ended June 30, 2006, compared to a loss from operations of $36,000 for the six months ended June 30, 2005.

Net income was $71,000 for the six months ended June 30, 2006, compared to a net loss of $11,000 for the six months ended June 30, 2005.

Year ended December 31, 2005 (historic and audited) compared to year ended December 31, 2004 (historic and audited)

The following table compares consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the year ended December 31, 2005 and 2004 (historic and audited):

	Year ended December 31,
	2005		2004		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net revenue	$-	NM	$-	NM	$-	NM

Other selling, general and administrative	162	NM	23	NM	139	NM

Total operating costs	162	NM	23	NM	139	NM

Loss from operations	(162)	NM	(23)	NM	(139)	NM
Other income (expense)	13	NM	(2)	NM	15	NM

Loss before income taxes	(149)	NM	(25)	NM	(124)	NM
Income tax expense	-	NM	-	NM	-	NM

Net loss	$(149)	NM	$(25)	NM	(124)	NM

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

Supplemental Pro Forma Information for the year ended June 30, 2006 (historical and unaudited) compared to the year ended June 30, 2005 (pro forma and unaudited)

We generated transportation revenue of $54.6 million and $51.5 million, and net transportation revenue of $19.4 million and $21.6 million for the twelve month periods ended June 30, 2006 and 2005, respectively. Net income was $10,000 for the year ended June 30, 2006 compared to net income of $35,000 for the six months ended June 30, 2005.

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

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands) for the years ended June 30, 2006 and 2005 (pro forma and unaudited):

	Year ended June 30,		Change
	2006	2005	Amount	Percent

Net income (loss)	$(26)	$35	$(61)	NM %
Income tax expense	217	19	198	NM
Net interest income	(9)	(13)	4	-23.1%
Depreciation and amortization	793	794	(1)	6.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$975	$835	$140	16.8%

Share based compensation and other non-cash costs	86	-	86	NM %
Adjusted EBITDA	$1,061	$835	$226	27.1%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the years ended June 30, 2006 and 2005 (pro forma and unaudited):

	Year ended June 30,		Change
	2006	2005	Amount	Percent
Transportation revenue	$54,580	$51,521	$3,059	5.9%
Cost of transportation	35,192	29,957	5,235	17.5%

Net transportation revenue	$19,388	$21,564	$(2,176)	-10.1%
Net transportation margins	35.5%	41.9%

Transportation revenue was $54.5 million for the year ended June 30, 2006, an increase of 5.9% over total transportation revenue of $51.5 million for the year ended June 30 2005. Domestic transportation revenue decreased by 15.7% to $33.2 million for the year ended June 30, 2006 from $38.4 million for the prior fiscal year as a result of project services work performed in 2005 that was nearly completed by June 2005, decline in customer volume, and closure of a station. International transportation revenue increased by 69.1% to $21.3 million for the 2006 fiscal year from $13.2 million for the 2005 fiscal year, due mainly to increased air and ocean import freight volume.

Cost of transportation increased to 64.5% of transportation revenue for the year ended June 30, 2006 from 58.1% of transportation revenue for the year ended June 30, 2005. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Net transportation margins decreased to 35.5% of transportation revenue for the fiscal year ended June 30, 2006 from 41.9% of transportation revenue for the 2005 fiscal year as a result of the factors described above.

The following table compares consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the certain year ended June 30, 2006 and 2005 (pro forma and unaudited):

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

Other selling, general and administrative costs were $1.7 million for the year ended June 30, 2006, an increase of 28.8% over $1.3 million for the year ended June 30, 2005. This increase was primarily the result of increased costs associated with operating as a public company. As a percentage of net revenue, other selling, general and administrative costs increased to 8.9% for the fiscal year ended 2006 from 6.2% for the 2005 fiscal year.

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

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash due on the two-year anniversary of the closing; (iii) as recently amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. Through June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments.
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

In February 2007, our $10 million revolving credit facility (Facility) was extended into 2009 with more favorable terms to the Company. The Facility is collateralized by our accounts receivable and other assets of us and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the our option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible accounts receivable.

As of August 31, 2007, we had approximately $2.9 million outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $5.9 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires us to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Airgroup for the fiscal years indicated based on results of the prior year (in thousands) (1) :

	2009	2010	Total
Earn-out payments:
Cash	$—	$—	$—
Equity	633	634	1,267
Total potential earn-out payments	$633	$634	$1,267

Prior year earnings targets (income from continuing operations) (2)

Total earnings actual and targets	$2,500	$2,500	$5,000

Earn-outs as a percentage of prior year earnings targets:

Total	25.3%	25.3%	25.3%

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

Net cash provided by operating activities for the twelve months ended June 30, 2007 was $1,260,000 compared to net cash used by operating activities for the six months ended June 30, 2006 was $974,000. The change was principally driven by growth resulting in a reduction in working capital.

Net cash used for investing was $767,000 for twelve months ended June 30, 2007 compared to $7.2 million for six months ended June 30, 2006 reflecting $10.1 million used for the acquisition of Airgroup which had a cash balance of $2.8 million at the time of acquisition and is netted against cash used for purposes of the consolidated statement of cash flows. During 2007, we spent $524,000 for purposes of upgrading our SAP software and computer systems while acquiring other assets to further our continued growth strategy.

Net cash used by financing activity for twelve months ended June 30, 2007 was $284,000 compared to $3.4 million in net cash provided by financing for six months ended June 30, 2006. The $284,000 for 2007 mostly reflects payment to our credit facility compared to a draw down of $2.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, we issued 2,475,790 shares of common stock for $1.1 million.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations as of June 30, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt	$2,774	$800	$1,974	$-	$-
Capital Leases	-	-	-	-	-
Operating Leases	685	310	373	2	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$3,459	$1,110	$2,347	$2	$-

Given our continued focus on the build-out of our network of exclusive agency locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. However, should we attempt to build the business through strategic acquisitions, we will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital. In this regard and in the course of executing our acquisition strategy, we expect to pursue an additional equity offering within the next twelve months.

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

During the early portion of fiscal 2008, however, our cash flow has been somewhat adversely affected as we were caused to operate our newly formed automotive services group without the benefit of certain customer payments; as such payments were withheld pending the resolution of a garnishment proceeding instituted by a Stonepath judgment creditor. Although the outstanding garnishment action has been resolved, we have incurred significant out-of-pocket costs operating the purchased assets under the MSA. During the intervening period, we made increased draws against our Facility.

Off Balance Sheet Arrangements

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to estimate fair value, and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have any impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes,” with respect to FASB Statement No. 109, “Accounting for Income Taxes,” regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB has issued FASB Statement No. 155, “Accounting for Certain Hybrid Instruments.” This standard amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, Accounting for “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have any impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s short-term cash investments and its line of credit. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. The Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at June 30, 2007, the change in interest expense would have had an immaterial impact on the Company’s consolidated results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of the independent accountants therein, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2007 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure. There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position

Bohn H. Crain	42	Chief Executive Officer, Chief Financial Officer and Chairman

Stephen M. Cohen	51	General Counsel, Secretary and Director

Rodney Eaton	52	Vice President, Chief Accounting Officer and Controller

William H. Moultrie	64	President and Chief Operating Officer of Airgroup

Daniel Stegemoller	52	Vice President and Chief Operating Officer of Airgroup

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

Stephen M. Cohen. Mr. Cohen has served as our General Counsel, Secretary and member of our Board of Directors since October 10, 2005. Mr. Cohen also provides business and legal consulting services to third parties on corporate finance and federal securities matters through SMC Capital Advisors, Inc., a company he founded in 2004. Since July 10, 2006, Mr. Cohen has also served as the Director of Legal Affairs of Maverick Oil and Gas Company, Inc., an oil and gas exploration and development company whose shares are traded on the OTCBB. On March 26, 2007, Mr. Cohen assumed the additional role of interim Chief Executive Officer of Maverick. From 2000 until 2004, Mr. Cohen served as senior vice president, general counsel and secretary of Stonepath Group, Inc., a global non-asset based provider of third party logistics services listed on the American Stock Exchange, where he helped transition that company from a venture investor in early stage technology businesses to a global logistics company and assisted in the acquisition of domestic and international logistics companies in the United States, Asia and South America. Prior to 2000, Mr. Cohen practiced law, including having been a shareholder of Buchanan Ingersoll P.C., from 1996 to 2000, and a partner at Clark, Ladner, Fortenbaugh & Young from 1990 to 1996. Mr. Cohen earned a Bachelor of Science in Accounting from the School of Commerce and Finance of Villanova University in 1977, a Juris Doctor from Temple University in 1980, and an LLM in Taxation from Villanova University School of Law. Mr. Cohen is licensed to practice law in Pennsylvania.

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

William H. Moultrie. Mr. Moultrie serves as the President of Airgroup Corporation. Mr. Moultrie co-founded Airgroup in March of 1987. Over the past 18 years, he built Airgroup into a non-asset based logistics company providing domestic and international freight forwarding to a diversified account base of manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world with over $50.0 million in annual revenues, and 40 agent offices across North America. Mr. Moultrie has over thirty-five years of logistics experience in the both the domestic and international markets. Mr. Moultrie received a Bachelor of Science from Eastern Washington University.

Dan Stegemoller. Mr. Stegemoller is the Chief Operating Officer of Airgroup and previously held the position of Vice President since November 2004.  He has over 34 years experience in the Transportation Industry.  Prior to joining Airgroup, from 1993 until 2004, Mr. Stegemoller served as Senior Vice President Sales and Marketing at Forward Air, a high-service-level contractor to the air cargo industry.  From 1983 to 1992, Mr. Stegemoller served as Vice President of Customer Service managing Centralized Call Center for Puralator/Emery Air/CF Airfreight.  From 1973 through 1983, he served in numerous positions at Federal Express where his last position was Director of Operations in Minneapolis, Minnesota. Mr. Stegemoller has an Associated Degree in Business from IUPUI in Indianapolis.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee Financial Expert

We do not maintain a standing audit committee. Our full board of directors serves the functions of the audit committee.

No member of our board of directors has been designated as an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-K promulgated under the Securities Act. Although Bohn H. Crain, our Chief Executive Officer, has the requisite background and professional experience to qualify as an audit committee financial expert, he has not been designated as such by our Board of Directors since he does not satisfy the “independence” standards adopted by the American Stock Exchange.

Our board of directors consists of only two members, both of whom are executive officers of the Company. We conduct operations from our principal executive offices in Bellevue, Washington and have a limited number of employees whom are operating outside of our Bellevue office. In addition, our directors are integrally involved in our operations. In light of the foregoing, and upon evaluating the Company’s internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended and written representations from certain reporting persons, we believe that during fiscal 2007, all reporting persons timely complied with all filing requirements applicable to them, except that Messrs. Eaton and Stegemoller each failed to file a Form 3 upon being appointed as an executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our board of directors has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. The board approves, administers and interprets our executive compensation and benefit policies, including our 2005 Stock Incentive Plan. The following sets forth the philosophy and objectives of the board and provides a discussion of its executive compensation policies and practices.

Overview of Compensation Program

The board’s goal is that the total compensation paid to our executive officers is fair, reasonable and competitive. The following discusses the compensation and benefits provided to our named executive officers. The “named executive officers” are the persons who were, as of June 30, 2007, our principal executive officer and principal financial officer (CEO/CFO), and the three most highly compensated executive officers, other than the CEO/CFO.

Compensation Philosophy and Objectives

Our executive compensation philosophy and objectives are to align compensation with creation of stockholder value; to provide market competitive compensation to attract and retain talented executives; to link incentive compensation to continuous improvements in strategic and operating performance; to ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and to foster a shared commitment among executives by coordinating their company and individual goals.

The board believes the current compensation arrangements provide our CEO and other executive officers incentive to perform at superior levels and in a manner directly aligned with the economic interests of our stockholders. The board approves and periodically evaluates our compensation policies applicable to the executive officers so that: (i) we maintain the ability to attract and retain excellent employees in key positions; and (ii) compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives in the competitive market. To this end, the board believes that executive compensation should include both cash and stock based compensation that rewards performance as measured by Company performance.

Independent Consultant

The board has the authority to retain and use the services of an independent executive compensation consulting firm. To date, the board has not retained such a consultant to assist it in its duties.

2007 Executive Compensation Components

The existing executive compensation program consists of a base salary, discretionary bonus plan, certain perquisites, and long-term incentive/stock based awards. Each of these compensation elements is described in detail in this discussion and analysis.

Competitive Benchmarking

We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We believe that information regarding pay practices at other companies is useful in two respects, however. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.

Base Salary

We provide named executive officers with base salary to compensate them for services rendered during the fiscal year. For each position, the board establishes a base salary that takes into consideration the position and its responsibility along with information related to the Company’s marketplace.

During its review of base salaries for executives, the board primarily considers information relating to the Company’s marketplace; internal review of the executive’s compensation, both individually and relative to other officers; recommendations of the CEO; and individual performance.

Salary levels are typically reviewed annually as well as upon other changes in job responsibilities. Increases for named executive officers are reviewed and approved by the board based on the criteria listed above.

The following table sets forth the current base salary for each of our named executives:

Executive	Current Base Salary
Mr. Crain	$250,000
Mr. Eaton	$100,000
Mr. Moultrie	$120,000
Mr. Stegemoller	$180,000

Discretionary Bonus Plan

The executive officers are eligible to receive annual bonus compensation at the discretion of the board and in accordance with the Company’s executive bonus or incentive compensation plan that may be in effect from time to time. To date, no cash bonus awards were paid to our executive officers other than Mr. Eaton who received a $2,500 cash bonus. In 2007, the board granted to Messrs. Eaton, Moultrie, and Stegemoller restricted stock awards of 30,000, 35,000 and 30,000 shares respectively. A more detailed description of the grants is provided below under the caption “Long-Term Incentives.”

Perquisites

In addition to base salaries, we provide named executive officers with certain perquisites and personal benefits, including automobile-related expenses and relocation expenses. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the named executive officers with additional annual compensation that supplements their base salaries. When determining each named executive officer’s base salary, we take the value of each such officer’s perquisites and personal benefits into consideration.

The perquisites and personal benefits paid to each named executive officer in 2007 are reported in the “All other compensation” column of the Summary Compensation Table below, and are further described in footnotes (3) and (6) to the Summary Compensation Table.

Long−Term Incentives

Our long-term incentive program is a key element of our total compensation program. Long-term incentives are a large component of variable compensation and provide a strong tie to long-term stockholder value. Our long-term incentive compensation historically has consisted of awards of stock options and restricted stock.

Stock Options. Stock options reward management for increases in our stock price above the price at the time the options are granted and thus provide a direct link to creation of stockholder value. The stock option component of our long-term incentive program permits the participants to purchase shares of our common stock at an exercise price per share determined by the board that is no less than the closing price of our common stock on the date of grant. In 2007, we issued options to Mr. Eaton to purchase 100,000 shares of common stock at an exercise price of $0.74 per share, the closing market price on the date of grant, in recognition of the additional responsibilities associated with his being appointed to serve as our Chief Accounting Officer.

Restricted Stock. Restricted stock grants build executive stock ownership and focus executives on long-term company performance. Furthermore, awards of restricted stock are consistent with current market practice. The restricted stock awards have dividend and voting rights. Awards of all restricted stock require approval of the Board. In 2007, we issued restricted stock to Messrs. Eaton, Moultrie and Stegemoller in payment of discretionary bonus based on the individual performance of each executive officer.

Performance Evaluation and Role of Officers in Setting Compensation

The board makes all final decisions regarding compensation for all executive officers. The board evaluates the performance of each of the other executive officers. For the CEO’s compensation, the board will evaluate his performance against performance objectives. These objectives include specific measurable financial performance metrics and achievement of business strategy milestones. The board will monitor the performance of the CEO against these goals throughout the year and determine the final year-end evaluation. The board will make its compensation decision for the CEO based on this evaluation.

Other Benefits

The Company provides a benefit plan, consisting of health insurance and life insurance, to its employees.

Executive Compensation Employment Agreements

We have entered into written employment agreements with certain of our executive officers, which provide for various benefits, including severance payable under certain circumstances. These employment agreements are designed to promote stability and continuity among our senior management team. A complete description of these agreements is set forth below under the caption “Employment and Option Agreements.”

Tax and Accounting Implications

Deductibility of Executive Compensation − Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a public corporation’s tax deduction for compensation paid to its chief executive officers and any of its four other most highly compensated officers in excess of $1,000,000 in any year. Compensation that qualifies as “performance-based compensation” is excluded from the $1,000,000 deductibility cap, and, therefore, remains fully deductible by the corporation that pays it. We intend that stock options granted under our stock incentive plan will qualify as performance-based compensation.

Conclusion

We strive to ensure that each element of compensation delivered to the named executive officers is reasonable and appropriate as compared to the type and levels of compensation and benefits provided to executives in the marketplace. We also believe that such compensation should properly reflect the performance and results achieved by each individual. We have also established performance measures that ensure that each component of compensation is aligned with stockholder interests. We continually monitor trends in executive pay to ensure that recommendations and plan design reflect best practice.

Summary Compensation Table

The following summary compensation table reflects total compensation for our chief executive officer/chief financial officer, and our three most highly compensated executive officers (each a “named executive officer”) whose compensation exceeded $100,000 during the fiscal year ended June 30, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(2)	All other compen- sation ($)	Total ($)
Bohn H. Crain, Chief Executive Officer and Chief Financial Officer	2007	250,000	-	-	-	54,401(3)	304,401
Rodney Eaton, Vice President, Chief Accounting Officer and Controller	2007	100,000	2,500	30,300(4)	60,013(5)	1,936	194,749
William Moultrie, President of Airgroup Corporation	2007	120,000	-	35,350(4)	-	6,973	162,323
Dan Stegemoller, Vice President, Chief Operating Officer of Airgroup Corporation	2007	180,000	-	30,300(4)	-	60,010(6)	270,310

(1) The assumptions used in calculating the value of the stock awards are located in note 14 of our consolidated financial statements.
(2) The assumptions used in calculating the value of the option awards are located in note 14 of our consolidated financial statements.
(3) Mr. Crain had other compensation consisting of $12,000 for automobile allowance, $2,085 for company provided life insurance premiums, and $40,316 for relocation expenses.
(4) Messrs. Eaton, Moultrie, and Stegemoller received 30,000, 35,000 and 30,000 shares of restricted stock respectively, as incentive compensation, at a market value of $1.01 a share.
(5) Mr. Eaton was granted options to purchase 100,000 shares of common stock on August 3, 2006 at an exercise price of $.74 a share.
(6) Mr. Stegemoller had other compensation consisting of $2,010 for company provided life insurance premiums and $58,000 relating to amortization of moving expenses, per his December 2005 relocation agreement, comprised of $40,000 for the principal and $18,000 for gross up for tax payments.

We have written employment agreements with certain of our named executive officers. These agreements, which vary in term, provide for, among other things, a base salary and participation in our stock incentive plan. Each of the employment agreements contains standard and customary confidentiality provisions and provides for severance payments to the executive officer in certain circumstances. During fiscal year 2007, we also issued stock options and restricted stock to certain of our named executive officers. See “Employment and Option Agreements” below.

Grants of Plan-Based Awards

The following sets forth information regarding each grant of an award made during the fiscal year ended June 30, 2007 to each named executive officer.

Name	Grant date	All other stock awards: number of shares of stock or units(#)	All other option awards; number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)

Rodney Eaton	August 3, 2006	-	100,000(1)	0.74	60,013
Rodney Eaton	October 3, 2006	30,000(2)	-	-	30,300
William Moultrie	October 3, 2006	35,000(2)	-	-	35,350
Dan Stegemoller	October 3, 2006	30,000(2)	-	-	30,300

(1) Options issued under the Company’s 2005 Stock Incentive Plan. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.
(2) Messrs. Eaton, Moultrie, and Stegemoller received 30,000, 35,000 and 30,000 shares of restricted stock, respectively, as incentive compensation at the market value of these shares was calculated based on $1.01 per share, the last reported sales price for our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer, information regarding outstanding unexercised options, that had not vested as of June 30, 2007. As of June 30, 2007, all outstanding stock awards had vested.

	Option Awards
Name	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options Unexercisable (#)	Option exercise price ($)	Option expiration date
Bohn H. Crain	200,000 200,000	800,000 800,000	0.50 0.75	10/20/2015(1) 10/20/2015(1)
Rodney Eaton	0	100,000	0.74	8/3/2016(2)
William Moultrie	10,000	40,000	0.44	1/11/2016(3)
Dan Stegemoller	60,000	240,000	0.44	1/11/2016(3)

(1) The stock options were granted on October 20, 2005 and vest in equal annual installments over a five year period commencing on the date of grant.
(2) The stock options were granted on August 3, 2006 and vest in equal annual installments over a five year period commencing on the date of grant.
(3) The stock options were granted on January 11, 2006 and vest in equal annual installments over a five year period commencing on the date of grant.

Option Exercises and Stock Vested

The following table sets forth, for each named executive officer, information regarding options exercised or stock vested during the fiscal year ended June 30, 2007. There were no options exercised in 2007 and the stock awards granted in 2007 vested upon grant.

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Rodney Eaton	30,000	30,300
William Moultrie	35,000	35,350
Dan Stegemoller	30,000	30,300

Director Compensation

The following table sets forth compensation paid to our directors during the fiscal year ended June 30, 2007.

Name(1)	All other compensation ($)	Total ($)
Stephen M. Cohen	79,500	79,500(2)

(1) Bohn Crain is not listed in the above table because he does not receive any additional compensation for serving on our board of directors.
(2) Mr. Cohen has served as our General Counsel, Secretary and member of our Board of Directors since October 10, 2005. Mr. Cohen’s compensation consisted entirely of payment for legal and consulting services provided to the Company.

Employment and Option Agreements

Bohn H. Crain. On January 13, 2006, we entered into an employment agreement with Bohn H. Crain to serve as our Chief Executive Officer. The agreement has an initial employment term of five years and automatically renews for consecutive one-year terms thereafter, subject to certain notice provision. The agreement provides for an annual base salary of $250,000, a performance bonus of up to 50% of the base salary based upon the achievement of certain target objectives, and discretionary merit bonus that can be awarded at the discretion of our board of directors. Mr. Crain will also be entitled to certain severance benefits upon his death, disability or termination of employment, as well as fringe benefits including participation in pension, profit sharing and bonus plans as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. The employment agreement contains standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions.

On October 20, 2005, we issued an option to Mr. Crain to purchase 2,000,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share and the balance of which are exercisable at $0.75 per share. The options have a term of 10 years and vest in equal annual installments over the five year period commencing on the date of grant.

William H. Moultrie. In connection with our acquisition of Airgroup, on January 11, 2006 Airgroup entered into an employment agreement with William H. Moultrie to serve as the President of Airgroup. The agreement expires on June 30, 2009, provides for an annual base salary of $120,000, and an annual performance bonus equal to up to 25% of the annual base salary payable at the discretion of the board of directors of Airgroup. Mr. Moultrie is entitled to certain severance payments in the event he is terminated without cause and to certain fringe benefits including, participation in pension, profit sharing and bonus plans, as applicable, life insurance, hospitalization and major medical as are in effect, as well as paid vacation, and expense reimbursement. The agreement contains non competition and non solicitation covenants which prohibit Mr. Moultrie from participating in any activity that is competitive with our business or from soliciting any of our customers, employees or consultants until October 11, 2011. The agreement also contains standard and customary confidentiality and work made for hire provisions.

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

The employment agreement with Mr. Crain contains a change in control provision. If his employment is terminated following a change in control (other than for cause), then we must pay him a termination payment equal to 2.99 times his base salary in effect on the date of termination of his employment, any bonus to which he would have been entitled for a period of three years following the date of termination, any unpaid expenses and benefits, and for a period of three years provide him with all fringe benefits he was receiving on the date of termination of his employment or the economic equivalent. In addition, all of his unvested stock options shall immediately vest as of the termination date of his employment due to a change in control. A change in control is generally defined as the occurrence of any one of the following:

•
any “Person” (as the term “Person” is used in Section 13(d) and Section 14(d) of the Securities Exchange Act of 1934), except for our chief executive officer, becoming the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

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

•
a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquirer immediately following the transaction, or a plan involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws is adopted; or

•
during any period of twelve consecutive months, individuals who at the beginning of such period constituted the board cease for any reason to constitute at least the majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at  the beginning of the period.

Notwithstanding the foregoing, a “change in control” is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, us and any entity in which our chief executive officer has, directly or indirectly, at least a 25% equity or ownership interest; or (ii) in a transaction otherwise commonly referred to as a “management leveraged buy-out.”

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

As of September 14, 2007, there are outstanding options to purchase 3,150,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share, 1,000,000 of which are exercisable at $0.75 per share, 425,000 of which are exercisable at $0.44 per share, 100,000 of which are exercisable at $0.74 per share, and 45,000 of which are exercisable at $1.01 per share, 150,000 of which are exercisable at $0.55 per share and 430,000 of which are exercisable at $.062 per share.

Compensation Committee Interlocks and Insider Participation

We do not maintain a separately designated compensation committee. Our full board of directors makes decisions relating to compensation of our executive officers. Mr. Crain is an executive officer of the Company. None of our executive officers currently serves, or served during 2007, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Compensation Committee Report

We do not maintain a separately designated compensation committee. As a result, our full board of directors serves as our compensation committee. Our board reviewed and discussed the Compensation Discussion and Analysis appearing elsewhere in this Item 11 with our management and based on such review and discussions, the board has recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10−K.

Board of Directors
Bohn H. Crain
Stephen M. Cohen

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of September 24, 2007, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. The address of each of the directors and executive officers listed below is c/o Airgroup, 1227 120th Avenue N.E., Bellevue, Washington 98005.

Name of Beneficial Owner	Amount(1)	Percent of Class

Bohn H. Crain	7,900,000(2)	23.0%
Stephen M. Cohen	2,500,000(3)	7.4%
Rodney Eaton	30,000(4)	*
William H. Moultrie	139,589(5)	*
Dan Stegemoller	158,182(6)	*

Millennium Global High Yield Fund Limited 64 St. James Street London, U.K. SQ1A 1NF	2,875,000	8.5%

Michael Garnick 1528 Walnut Street Philadelphia, PA 19102	1,800,000	5.3%

SPH Investments, Inc. 111 Presidential Blvd., Suite 165 Bala Cynwyd, PA 19004	1,734,849	5.1%

All officers and directors as a group (5 persons)	10,727,771	31.2%

(*)	Less than one percent

(1)
The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of September 24, 2007 pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 33,961,639 shares of common stock outstanding as of September 24, 2007.

(2)
Consists of 7,500,000 shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power and 400,000 shares issuable upon exercise of options. Does not include 1,600,000 shares issuable upon exercise of options which are subject to vesting.

(3)	Consists of shares held of record by Mr. Cohen’s wife over which he shares voting and dispositive power.

(4)	Does not include 100,000 shares issuable upon exercise of options subject to vesting.

(5)	Includes 10,000 shares issuable upon exercise of options. Does not include 50,000 shares issuable upon exercise of options which are subject to vesting.

(6)	Includes 60,000 shares issuable upon exercise of options. Does not include 240,000 shares issuable upon exercise of options which are subject to vesting.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our board is responsible for reviewing and approving all related party transactions. Before approving such a transaction, the board takes into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons' immediate family members or affiliates in which the amount involved exceeds $120,000 must first be presented to our board for review, consideration and approval.  All of our directors, executive officers and employees are required to report to our board any such related party transaction.  In approving or rejecting the proposed agreement, our board considers the facts and circumstances available and deemed relevant to the board, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director's independence.  Our board approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our board determines in the good faith exercise of its discretion.  Although the policies and procedures described above are not written, the board applies the foregoing criteria in evaluating and approving all such transactions. Each of the transactions described below were approved by our board of directors in accordance with the foregoing.

Transactions

SMC Capital Advisors, Inc., a legal and financial advisory firm owned by Stephen Cohen, our Secretary, General Counsel and Director, provided approximately $79,000 of outside legal services to the Company during the year ended June 30, 2007.

On June 28, 2006, we joined Radiant Capital, an affiliate of Bohn H. Crain to form Radiant Logistics Partners, LLC (“RLP”). Radiant Capital and the Company contributed $12,000 and $8,000, respectively, for their respective 60% and 40% interests in RLP. RLP has been certified as a minority business enterprise by the Northwest Minority Business Council. As currently structured, Mr. Crain’s ownership interest entitles him to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP commenced in February of 2007 and are intended to provide certain benefits to us, including expanding the scope of services offered by us and participating in supplier diversity programs not otherwise available to us. As the RLP operations mature, we will evaluate and approve all related service agreements between us and RLP, including the scope of the services to be provided by us to RLP and the fees payable to us by RLP, in accordance with our corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement.

Director Independence

Our board of directors currently consists of Bohn H. Crain and Stephen M. Cohen. As of the date of this report, we do not maintain a separately designated audit, compensation or nominating committees. Our full board serves the functions of these committees.

Pursuant to Item 407(a) of SEC Regulation S-K under the Securities Exchange Act of 1934, the board has adopted the definition of “independent director” as set forth in the American Stock Exchange, or AMEX, Company Guide. In applying this definition, the board has determined that neither Mr. Crain nor Mr. Cohen qualifies as an “independent director” pursuant to AMEX Company Guide Section 121, neither is independent for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934 or Section 803 of the AMEX Company Guide, applicable to audit committee members, and neither is independent for purposes of Section 803 of the AMEX Company Guide, applicable to compensation and nominating committee members.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional audit services performed by for the audit of our annual financial statements for the twelve months ended June 30, 2007, six months ended June 30, 2006, and year ended December 31, 2005 and fees billed and unbilled for other services rendered by it during those periods.

	2007		2006	2005
Audit Fees:		$70,000	$80,000		$32,266
Audit Related Fees:		1,412	4,767		0
Tax Fees:		7,632	0		0
All Other Fees:		-	0		0
Total:	$	_79,044	$84,767	$	_32,266

Audit Fees

Audit Fees consist of fees billed and unbilled for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.

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

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2005, 2006 and 2007, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS

Exhibit No.	Description

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

2.3	First Amendment to Stock Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on September 20, 2002).

3.2
Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2005).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 filed on September 20, 2002)

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

10.10
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2007).

10.11
Asset Purchase Agreement by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.12
Management Services Agreement by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.13	Lease Agreement for Bellevue, WA office space dated April 11, 2007 by and between Radiant Logistics, Inc. and Pine Forest Properties, Inc. (Filed herewith)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 17, 2006).

21.1	Subsidiaries of the Registrant (Filed Herewith)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

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

99.1	Press release dated October 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: October 1, 2007
	By:	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen M. Cohen Stephen M. Crain	Director , General Counsel and Secretary	October 1, 2007

/s/ Bohn H. Crain Bohn H. Crain	Chairman and Chief Executive Officer	October 1, 2007

/s/ Rodney Eaton Rodney Eaton	Vice President, Chief Accounting Officer & Controller	October 1, 2007

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.
(f/k/a GOLF TWO, INC.)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2007 and 2006	F-3

Consolidated Statements of Income (Operations) for the year ended June 30, 2007 and six months ended June 30, 2006 and 2005, and the years ended December 31, 2005 and 2004	F-4

Consolidated Statements of Stockholders’ Equity for the year ended June 30, 2007, six months ended June 30, 2006 and 2005, and the years ended December 31, 2005 and 2004	F-5

Consolidated Statements of Cash flows for the year ended June 30, 2007, six months ended June 30, 2006 and 2005, and the years ended December 31, 2005 and 2004	F-6-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
Radiant Logistics, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. ("the Company") as of June 30, 2007, and the related statements of income (operations), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN PLLC

September 25, 2007
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Radiant Logistics, Inc.

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. (the “Company,” formerly Golf Two, Inc.) as of June 30, 2006, and the related consolidated statements of income (operations), stockholders' equity, and cash flows for the six month period ended June 30, 2006, and years ended December 31, 2005, and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radiant Logistics, Inc. as of June 30, 2006, and the consolidated results of its operations and its cash flows for the six month period ended June 30, 2006, and years ended December 31, 2005, and 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ Stonefield Josephson, Inc.

Los Angeles, California
September 20, 2006

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Balance Sheets

	June 30,	June 30,
	2007	2006
ASSETS
Current assets -
Cash and cash equivalents	$719,575	$510,970
Accounts receivable, net of allowance
June 30, 2007 - $259,960; June, 30 2006 - $202,830	15,062,910	8,487,899
Current portion of employee loan receivables and other receivables	42,800	40,329
Prepaid expenses and other current assets	59,328	93,087
Deferred tax asset	234,656	277,417
Total current assets	16,119,269	9,409,702

Furniture and equipment, net	844,919	258,119

Acquired intangibles, net	1,789,773	2,401,600
Goodwill	5,532,223	4,712,062
Employee loan receivable	80,000	120,000
Investment in real estate	40,000	40,000
Deposits and other assets	618,153	103,376
Total long term assets	8,060,149	7,377,038
	$25,024,337	$17,044,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable - current portion of long term debt	$800,000	$-
Accounts payable	11,619,579	4,096,538
Accrued transportation costs	1,651,177	1,501,374
Commissions payable	700,020	429,312
Other accrued costs	344,305	303,323
Income taxes payable	224,696	1,093,996
Total current liabilities	15,339,777	7,424,543

Long term debt	1,974,214	2,469,936
Deferred tax liability	608,523	816,544
Total long term liabilities	2,582,737	3,286,480
Total liabilities	17,922,514	10,711,023

Commitments & contingencies	-	-
Minority interest	57,482	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. Issued and outstanding: June 30, 2007 - 33,961,639; June 30, 2006 - 33,611,639	15,417	15,067
Additional paid-in capital	7,137,774	6,590,355
Accumulated deficit	(108,850)	(271,586)
Total stockholders’ equity (deficit)	7,044,341	6,333,836
	$25,024,337	$17,044,859
 The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Income (Operations)

	YEAR ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,	YEAR ENDED DECEMBER 31	YEAR ENDED DECEMBER 31,

	2007	2006	2005	2005	2004
			(unaudited)

Revenues	$75,526,788	$26,469,049	$-	$-	$-
Cost of transportation	48,812,662	16,965,966	-	-	-
Net revenues	26,714,126	9,503,083	-	-	-

Agent Commissions	20,047,536	7,037,363	-	-	-
Personnel costs	2,916,073	1,154,449	-	-	-
Selling, general and administrative expenses	2,507,317	842,391	21,881	161,967	23,293
Depreciation and amortization	830,486	423,465	-	-	-
Total operating expenses	26,301,412	9,457,668	21,881	161,967	23,293

Income (loss) from operations	412,714	45,415	(21,881)	(161,967)	(23,293)

Other income (expense):
Interest income	16,272	14,800	-	14,433	-
Interest expense	(22,215)	(25,851)	(1,000))	(1,500)	(2,000)
Other	(42,686)	(2,773)	-	-	-
Total other income (expense)	(48,629)	(13,824)	(1,000)	12,933	(2,000)

Income (loss) before income tax expense (benefit)	364,085	31,591	(22,811)	(149,034)	(25,293)

Income tax expense (benefit)	155,867	(39,095)	-	-	-

Income (loss) before minority interest	208,218	70,686	(22,811)	(149,034)	(25,293)

Minority interest	45,482	-	-	-	-

Net income (loss)	$162,736	$70,686	$(22,811)	$(149,034)	$(25,293)

Net income (loss) per common share - basic and diluted	$-	$-	$-	$(0.01)	$-

Weighted average shares outstanding:
Basic shares	33,882,872	33,185,665	25,964,176	26,490,427	25,964,179
Diluted shares	34,324,736	34,584,836	25,964,176	26,490,427	25,964,179

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Stockholders’ Equity

	COMMON STOCK		ADDITIONAL		TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	EQUITY (DEFICIT)

Balance at December 31, 2003	25,964,179	$7,418	$152,107	$(167,945)	$(8,420)

Capital contribution for office space	-	-	1,200	-	1,200
Net loss for the year ended December 31, 2004	-	-	-	(25,293)	(25,293)

Balance at December 31, 2004	25,964,179	7,418	153,307	(193,238)	(32,513)

Issuance of common stock for cash at $0.44 per share (October 2005), net of issuance costs	2,272,728	2,273	983,949	-	986,222

Issuance of common stock for cash at $0.44 per share (December 2005), net of issuance costs	10,098,943	10,100	4,206,203	-	4,216,303

Issuance of common stock for cash at $0.44 per share (December 2005), net of issuance costs	500,000	500	29,000	-	29,500

Surrender of common stock (Note 12) (December 2005)	(7,700,001)	(7,701)	7,701	-	-

Forgiveness of debt and related interest in connection with change of control (Note 12) (October 2005)	-	-	78,409	-	78,409

Capital contribution for office space	-	-	900	-	900
Stock based compensation	-	-	29,238	-	29,238
Net loss for the year ended December 31, 2005	-	-	-	(149,034)	(149,034)

Balance at December 31, 2005	31,135,849	12,590	5,488,707	(342,272)	5,159,025

Issuance of common stock for cash at $0.44 per
share (January 2006), net of issuance costs	1,009,093	1,010	440,627	-	441,637
Issuance of common stock for cash at $0.44 per
share (February 2006), net of issuance costs	1,466,697	1,467	638,555	-	640,022
Costs incurred for issuance of prior year shares			(63,153)		(63,153)
Stock based compensation	-	-	85,619	-	85,619
Net income for the six months ended June 30, 2006	-	-	-	70,686	70,686

Balance at June 30, 2006	33,611,639	$15,067	$6,590,355	$(271,586)	$6,333,836

Issuance of common stock for training materials
at $1.01 per share (September 2006)	250,000	250	252,250	-	252,500
Issuance of common stock for bonus compensation
at $1.01 per share (October 2006)	100,000	100	100,900	-	101,000
Stock based compensation	-	-	194,269	-	194,269
Net income for the year ended June 30, 2007	-	-	-	162,736	162,736

Balance at June 30, 2007	33,961,639	$15,417	$7,137,774	$(108,850)	$7,044,341

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Consolidated Statements of Cash Flows

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:	YEAR ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	SIX MONTHS ENDED JUNE 30, 2005	YEAR ENDED DECEMBER 31, 2005	YEARENDED DECEMBER 31, 2004
			(unaudited)
Net income (loss)	$162,736	$70,686	$(22,881)	$(149,034)	$(25,293)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash issuance of common stock (services)	-	-	-	29,500	-
non-cash contribution to capital (rent)	-	-	600	900	1,200
non-cash compensation expense (stock options)	194,269	85,619	-	29,238	-
non-cash contribution to capital (interest)	-	-	-	3,500	-
provision for doubtful accounts	57,130	-	-	-	-
amortization of intangibles	611,827	340,400	-	-	-
depreciation and amortization	230,046	(32,670)	-	-	-
deferred income tax benefit	(165,260)	-	-	-	-
minority interest in income of subsidiaries	(5,482)	-	-	-	-
change in fair value of accounts receivable	(6,127)	225,271	-	-	-
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(6,632,141)	1,739	-	-	-
employee receivable and other receivables	(2,471)	12,230	-	(25,054)	-
prepaid expenses and other assets	(238,128)	(116,446)	-	-	-
accounts payable	7,309,007	(2,590,831)	-	-	-
accrued transportation costs	149,803	1,501,374	-	-	-
commissions payable	270,708	9,280	-	-	-
other accrued costs	141,982	(182,677)	-	-	-
income taxes payable	(869,300)	(298,388)	1,000	146,387	(7,150)
Net cash provided by (used for)
operating activities	1,259,563	(974,413)	(21,281)	35,437	(31,243)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Acquisition of Airgroup, net of acquired cash (See Note 4)		(7,358,588)	-	(15,907)	-
Purchase of United American Assets (see Note 6)	(242,890)	-	-	-	-
Proceeds from sale of investments	-	241,455	-	-	-
Purchase of technology and equipment	(524,346)	(95,153)	-	-	-
Net cash used for investing activities	(767,236)	(7,212,286)	-	(15,907)	-

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from notes payable, stockholders	-	-	24,909	24,909	-
Contribution from minority interest of subsidiary	12,000	-	-	-	-
Proceeds from issuance of common stock net of issuance costs	-	1,018,506	-	5,202,525	-
Proceeds from (payments) to credit facility net of credit fees	(295,722)	1,969,936	-	-	-
Payment of credit facility fees	-	(57,224)	-	-	-
Long term debt for acquisition (see Note 4)	-	500,000	-	-	-
Net cash provided by (used for) financing activities	(283,722)	3,431,218	24,909	5,227,434	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	208,605	(4,755,481)	3,628	5,246,964	(31,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	510,970	5,266,451	19,487	19,487	50,730

CASH AND CASH EQUIVALENTS AT END OF YEAR	$719,575	$510,970	$23,115	$$5,266,451	$19,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,136,784	$656,813	$800	$800	$-
Interest paid	$22,215	$25,851	$25,851	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Acquisition of Airgroup (see Note 4):
Fair value of assets acquired	$-	$19,885,892	$-	$15,907	$-
Liabilities assumed	-	(9,797,019)	-	-	-
Cash paid	-	10,088,873	-	15,907	-
Less cash acquired	-	(2,730,285)	-	-	-
Net cash paid for Airgroup	$-	$7,358,588	$-	$15,907	$-

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

In January 2007 the former shareholders of Airgroup agreed with the Company to make the first contingent payment of $600,000 payable in two installments with $300,000 payable on June 30, 2008 and $300,000 on January 1, 2009 resulting in an increase to goodwill of $600,000.

In June 2007, and based on the operating income for twelve months ended June 30, 2007, $214,034 was recorded as an accrued payable and increase to goodwill, for the first annual earn-out for the former Airgroup shareholders for the Company’s acquisition of Airgroup. See Note 4.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Notes to the Consolidated Financial Statements

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc”) (the “Company”) was formed under the laws of the state of Delaware on March 15, 2001 and from inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, the management team consisting of Bohn H. Crain and Stephen M. Cohen completed a change of control transaction when they acquired a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, the Company: (i) elected to discontinue the Company’s former business model; (ii) repositioned itself as a global transportation and supply chain management company; and (iii) changed its name to “Radiant Logistics, Inc.” to, among other things, better align the name with the Company’s new business focus.

By implementing a growth strategy, management intends to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company accomplished the first step in its growth strategy by completing the acquisition of Airgroup Corporation (“Airgroup”) effective as of January 1, 2006; see Note 4. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

Basis of Presentation

Historically, the Company had a fiscal year that ended December 31. After acquiring Airgroup in January 2006, the Company changed its fiscal year to June 30. As of January 1, 2006, the Company was no longer considered to be a development stage company due to the acquisition of Airgroup. Airgroup is a wholly owned subsidiary of the Company and its results are consolidated within the Company’s consolidated financial statements.

The consolidated financial statements also include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC which is 40% owned by Airgroup, a wholly owned subsidiary of the Company, whose accounts are included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) consolidation of “Variable Interest Entities” (See Note 7). All significant inter-company balances and transactions have been eliminated.

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

e) Furniture and Equipment

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

f)       Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of June 30, 2007 there are no indications of an impairment.

g)       Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over approximately 5 years. See Note 4 and 5.

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2007.

h)       Commitments

The Company has operating lease commitments for office and warehouse space and equipment rentals and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2008 through 2012, respectively, are $309,961, $255,741, $81,518, $35,310, and $2,432. Lease and rent expense for the year ended June 30, 2007, six months ended June 30, 2006 and for years ended December 31, 2005 and 2004 approximated $344,757 and $118,366 as there was no rent expense for the years ended December 31, 2005 and 2004.

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

j)       Revenue Recognition and Purchased Transportation Costs

The Company recognizes revenue on a gross basis, in accordance with EITF 99-19, "Reporting Revenue Gross versus Net", as a result of the following: The Company’s primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. The Company, at its sole discretion, set the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services the Company sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

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

k)       Share based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment,” a revision of FASB Statement No. 123 ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative. The Company adopted Statement 123R in October 2005 using the modified prospective approach.

For the year ended June 30, 2007, the Company recorded a share based compensation expense of $194,269, which, net of income taxes, resulted in a $128,218 net reduction of net income. For the six months ended June 30, 2006, the Company recorded a share based compensation expense of $85,619, which, net of income taxes, resulted in a $56,509 net reduction of net income. Prior to October 2005, the Company did not have a stock option plan therefore no expense was recorded. For year ended December 31, 2005 the Company recorded a share based compensation expense of $29,238 which increased the net loss.

l)       Basic and Diluted Income (Loss) Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. For the year ended June 30, 2007, the weighted average outstanding number of potentially dilutive common shares totaled 34,324,736 shares of common stock, including options to purchase 3,150,000 shares of common stock at June 30, 2007, of which only 1,575,000 were excluded as their effect would have been antidilutive. The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Twelve months ended June 30, 2007	Six months ended June 30, 2006	Year ended December 31, 2005
Weighted average basic shares outstanding	33,882,872	33,185,665	26,490,427
Options	441,864	1,399,171	-
Weighted average dilutive shares outstanding	34,324,736	34,584,836	26,490,427

m)       Fair Value of Financial Instruments

The carrying value of the Company's receivables, accounts payable, other accrued liabilities, notes payable and long term debt approximate their estimated fair values due to the relatively short maturities of those instruments.

n)        Comprehensive Loss

The Company has no components of Other Comprehensive Income (Loss) and, accordingly, no Statement of Comprehensive Income (Loss) has been included in the accompanying consolidated financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to estimate fair value, and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have any impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes,” with respect to FASB Statement No. 109, “Accounting for Income Taxes,” regarding accounting for and disclosure of uncertain tax positions. FIN No. 48 is intended to reduce the diversity in practice associated with the recognition and measurement related to accounting for uncertainty in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have any impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB has issued FASB Statement No. 155, “Accounting for Certain Hybrid Instruments.” This standard amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, Accounting for “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have any impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 - ACQUISITION OF AIRGROUP

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world. See the Company’s Form 8-K filed on January 18, 2006 for additional information.

The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $.5 million in cash due on the two year anniversary; (iii) as recently amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. Through June 30, 2007, the former Airgroup shareholders earned a total of $214,000 in base earn-out payments.

NOTE 5 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the twelve months ended June 30, 2007 and six months ended June 30, 2006. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this was the Company’s first acquisition.

	Twelve months eded June 30, 2007		Six months ended June 30, 2006
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$925,227	$2,652,000	$331,400
Covenants not to compete	90,000	27,000	90,000	9,000
Total	$2,742,000	$952,227	$2,742,000	$340,400

Aggregate amortization expense:
For twelve months ended June 30, 2007		$611,827
For six months ended June 30, 2006		$340,400

Aggregate amortization expense for the year ended June 30:
2008		547,359
2009		597,090
2010		483,124
2011		162,200
Total		$1,789,773

For the twelve months ended June 30, 2007, the Company recorded an expense of $611,827 from amortization of intangibles and an income tax benefit of $208,021 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. For the six months ended June 30, 2006, the Company recorded an expense of $340,400 from amortization of intangibles and an income tax benefit of $115,736 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011.

NOTE 6 - PENDING TRANSACTION IN CONJUNCTION WITH EXPANSION INTO THE AUTOMOTIVE SECTOR

In May 2007, the Company launched a new logistics service offering focused on the automotive industry through its wholly-owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).

In connection with the launch of the Company’s automotive services group it entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operation of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”). In its capacity as a senior secured creditor, Mass agreed to sell RLGS the Purchased Assets in connection with a foreclosure and disposition process that began in April 2007. The purchase price consists of a $100,000 refundable deposit, $150,000 to be paid at closing, and up to an additional $2.5 million in cumulative earn-out payments equal to 25% of the annual earnings before interest, taxes, depreciation and amortization, as defined in the APA generated from the automotive group in future periods. The APA contains negotiated representations, warranties, covenants and indemnities by each party.

Concurrent with the execution of the APA, the Company also entered into a Management Services Agreement (MSA) with Mass, whereby it agreed to operate the Purchased Assets within its automotive services group during the interim period pending the closing under the APA. As part of the MSA, Mass agreed to indemnify the Company from and against any and all expenses, claims and damages arising out of or relating to any use by any of the Company’s subsidiaries or affiliates of the Purchased Assets and the operation of the business utilizing the Purchased Assets.

Shortly after commencing operation of the Purchased Assets pursuant to the MSA, a judgment creditor of Stonepath (the “Stonepath Creditor”) issued garnishment notices to the automotive customers being serviced by the Company disputing the priority and superiority of the underlying security interest of Mass in the Purchased Assets and asserting that the Company was in possession of certain accounts receivable or other assets covered by the garnishment notice. This resulted in a significant disruption to the automotive business, including a delay in the payment of outstanding RLGS invoices as the garnishment notices required that all such amounts be directed to a court sponsored escrow arrangement. Although Mass recently posted a letter of credit that resolved the outstanding garnishment action, the Company has incurred significant out-of-pocket costs while operating the Purchased Assets under the MSA. The Company expects to recover a significant amount of its costs as customers begin to remit payment for outstanding invoices, or through indemnification claims under the MSA. Based upon these circumstances, it is uncertain as to whether all closing conditions under the APA can be satisfied. If a closing under the APA does not occur, the outlook for the Company’s continued development of an automotive services group is also uncertain.

The issue of the priority of Mass’s security interest in the former Stonepath assets will be determined by the Court after discovery and a possible hearing. If the Court determines that the Mass security interest in the former assets of Stonepath is not superior to the judgment of the Stonepath judgment creditor, such creditor, may be entitled to draw upon and satisfy his judgment from the letter of credit posted by Mass. If Mass is successful in establishing the superiority of its security interest in the subject assets, the Stonepath judgment creditor would not be able to draw upon the letter of credit and may or may not pursue other enforcement actions, including an action against the Company to recover the value of the garnished assets. The Company views any such action as without merit, would vigorously defend any such action, and seek all available remedies including an indemnification claim against Mass.

On or about September 28, 2007, Mass Financial Corp. (“Mass”) commenced an action against the Company and Radiant Logistics Global Services, Inc. in the Federal District Court for the Western District of the State of Washington at Seattle. In its complaint, Mass has sought specific performance, injunctive relief and damages against the Company and RLGS, seeking to compel a closing under an unexecuted draft amendment to the Asset Purchase Agreement between the parties. The Company has only recently become aware of this action and believes the claims are without merit, will vigorously defend the claims, and bring all available counterclaims against Mass.

Below, for the twelve months ended June 30, 2007 is a summary of costs and expenses associated with the APA and MSA agreements.

Asset Purchase:
Initial down payment	$100,000
Acquisition expenses	128,310
Vendor invoices paid on behalf of Mass	14,580
242,890

Mass expenses covered by MSA	$195,844

Total	$438,734

Under the APA and MSA agreements with Mass, the Company paid $14,580 of vendor invoices, and $195,844 in expenses, respectively, which the Company will either offset against future payments to be made by the Company for the Purchased Assets or seek reimbursement as an indemnity claim pursuant to the MSA. The total $438,734 appears on the balance sheet as a long term other asset.

NOTE 7 - VARIABLE INTEREST ENTITY

In January 2003, the FASB issued FIN46, and revised it in December 2003 FIN46(R), which clarified the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. Minority interest recorded on the income statement for the twelve months ending June 30, 2007 was $45,482. RLP did not commence operations until February 2007 and therefore no minority interest was recorded in prior fiscal years.

NOTE 8 - RELATED PARTY

RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners (RCP). RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. As currently structured, RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders. Under FIN46(R), RLP is consolidated in the financial statements of the Company (see Note 7).

NOTE 9 - FURNITURE AND EQUIPMENT

The Company, prior to acquiring Airgroup, has never carried any fixed assets since its inception. Property and equipment consists of the following:

	June 30, 2007	June 30, 2006
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	261,633	6,023
Furniture and fixtures	23,379	10,212
Computer equipment	232,667	96,653
Computer software	570,494	198,438
Leasehold improvements	10,699	10,699
	1,103,725	326,878
Less: Accumulated depreciation and amortization	(258,806)	(68,759)
Furniture and equipment - net	$844,919	$258,119

Depreciation and amortization expense related to furniture and equipment for the twelve months ended June 30, 2007 was $190,046 and for six months ended June 30, 2006 was $68,759.

NOTE 10 - LONG TERM DEBT

The Company entered into a $10 million two year revolving credit facility with Bank of America, N.A. (the “Facility”) effective February 13, 2007 and expires January 30, 2009. This replaces a January 2006 Facility with Bank of America, N.A. The Facility is collateralized by accounts receivable and other assets of the Company, its subsidiaries and affiliates. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the Facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a funded debt to EBITDA ratio of 3.25 to 1.0. The third financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass management believes it may need to achieve the Company’s strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc. (“RLGS”) and Radiant Logistics Partners, LLC (“RLP”). RLGS is a newly formed, wholly owned subsidiary of the Company that intends to focus on the Company’s agenda for international expansion. RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners. RLP has been certified as a minority business enterprise, and intends to focus on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP and RLGS are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At June 30, 2007, the Company was in compliance with all of its covenants.

As of June 30, 2007, the Company had no advances under the Facility and $1,674,214 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Facility when presented for payment to the bank. The $1,674,214, in addition to a $300,000 payable to the former shareholders of Airgroup, totals long term debt of $1,974,214.

As of June 30, 2006, the Company had $941,560 in advances under the Facility along with $1,028,376 in outstanding checks which had not yet been presented to the bank for payment. The outstanding checks have been reclassed from cash, as they will be advanced from, or against, the facility when presented for payment to the bank. These amounts, in addition to $500,000 payable to the former shareholders of Airgroup, total long term debt of $2,469,936.

At June 30, 2007, based on available collateral and $315,000 in outstanding letter of credit commitments, there was $6,567,708 available for borrowing under the Facility. At June 30, 2006, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $3,189,615 available for borrowing under the Facility.

NOTE 11 - PROVISION FOR INCOME TAXES

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

	June 30, 2007	June 30, 2006
Deferred tax assets:
Allowance for doubtful accounts	$88,386	$72,708
Accruals	862,767	532,585
Net operating loss carryforwards	-	162,088
Stock based compensation	66,051	-
Valuation allowance for loss carryforwards	-	(116,372)
Other accrued income	-	33,631
Total deferred tax assets	$1,017,204	$684,640
Deferred tax liabilities:
Accruals	782,548	368,340
Stock options	-	38,883
Total deferred tax liability	$782,548	$407,223
Net deferred tax asset - current	$234,656	$277,417
Long term deferred tax liability - intangibles - Note 4	$608,523	$816,544

The acquisition of Airgroup resulted in $932,280 of long term deferred tax liability resulting from the acquisition of certain amortizable intangibles, identified during the Company’s purchase price allocation, which is not deductible for tax purposes. The long term deferred tax liability will be reduced as the non-deductible amortization of the intangibles is recognized. See Note 4.

From inception through the year ended December 31, 2005, the Company experienced net losses and as a result did not incur any income tax expense or deferred taxes. Income tax expense attributable to operations is as follows.

	Twelve months ended June 30,	Six months ended June 30,	YearEnded December 31,
	2007	2006	2005
Current:
Federal	$313,627	$109,216	$-
State	7,500	-	-

Deferred:
Federal	(165,260)	(148,311)	-
State	-	-	-

Net income tax expense (benefit)	$155,867	$(39,095)	$-

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Twelve months ended June 30,	Six months ended June 30,	Year Ended December 31,
	2007	2006	2005
Tax at statutory rate	$108,325	$10,741	$-
Net operating loss carryforward net of valuation allowance	-	(45,716)	-
Net tax payment for amended Airgroup 2005 return	26,342	-	-
State income taxes	7,500	-	-
Other	13,700	(4,120)	-
Net income tax expense (benefit)	$155,867	$(39,095)	$-

 NOTE 12 - CONTINGENCIES

The Company’s acquisition agreement of Airgroup contains future contingent consideration provisions that provide for the selling shareholders to receive additional consideration if minimum pre-tax income levels are made in future periods. Pursuant to SFAS No. 141, “Business Combinations,” contingent consideration is accounted for as additional goodwill when earned.

Effective January 1, 2006, the Company acquired 100% of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million based on meeting all incentive and contingent factors. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $0.5 million in cash on the two-year anniversary; (iii) as recently amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. Through June 30, 2007, the former Airgroup shareholders earned a total of $214,000 in base earn-out payments which will be paid in fiscal year 2008.

Assuming minimum targeted earnings levels are achieved, the following table summarizes the Company’s contingent base earn-out payments related to the acquisition of Airgroup that will be paid in the fiscal years indicated based on results of the prior year (in thousands) (1) :

	2009	2010	Total
Earn-out payments
Cash	$—	$—	$—
Equity	633	634	1,267
Total potential earn-out payments	$633	$634	$1,267

Prior year earnings targets (income from continuing operations) (2)

Total earnings actual and targets	$2,500	$2,500	$5,000

Earn-outs as a percentage of prior year earnings targets:

Total	25.3%	25.3%	25.3%

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

In fiscal year 2007, the Company entered into finders fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and contingently payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months. Payment of the finders fee may be paid in cash, Company shares, or a combination of cash and shares. For the twelve months ended June 30, 2007 there was $45,824 recorded as an accrued liability and other services expense and $49,000 of acquisition costs recorded as a long term other asset.

NOTE 13 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2007, none of the shares were issued or outstanding.

Common Stock

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

In December, 2005, a total of 7,700,001 shares of common stock were surrendered to the Company for cancellation, including 5,712,500 shares surrendered by Bohn H. Crain the Company’s Chief Executive Officer and Chairman of the Board of Directors and 1,904,166 shares surrendered by Stephen M. Cohen, the Company’s Secretary General Counsel and a Director and other non-related investors surrendered 83,335 shares.

In December, 2005, the Company issued 500,000 shares of its common stock at a price of $0.44 per share in exchange for financial advisory and investment banking services provided in connection with, among other things, the Company’s transition to a third-party logistics.

In January 2006, the Company issued 1,009,093 shares of common stock to certain Airgroup shareholders and employees who are accredited investors for gross proceeds of $444,000. In February 2006, the Company issued 1,466,697 shares of common stock to a limited number of accredited investors for gross cash proceeds of $645,000. Each of these private placements was completed at a purchase price of $0.44 per share. Net of issuance costs, net proceeds were $441,637 and $640,022 respectively.

In September 2006, the Company issued 250,000 shares of the Company’s common stock, at a market value of $1.01 per share, in exchange for $252,500, in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices.

In October 2006, the Company issued of 100,000 shares of common stock, at a market value of $1.01 a share, as incentive compensation to its senior managers.

Pursuant to an agreement dated May 15, 2007, the Company agreed to issue to up to 200,000 shares of common stock to a consultant in connection with his agreement to assist the Company establish an automotive services segment, with issuance of the shares to be subject to certain benchmarks. In connection with an agreement the Company signed with Mass on May 23, 2007, 50,000 of the shares has vested and are yet to be issued. An accrued current liability has been recorded in other accrued costs for the 50,000 shares with the offset to other assets. Vesting and issuance of the balance of the shares remains subject to uncertainty.

NOTE 14 - STOCK OPTION PLAN

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

Under the 2005 Plan, stock options were granted to employees up to 10 years at and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. Under the 2005 Plan, during the twelve months ended June 30. 2007, 725,000 stock options were granted to employees at a weighted average exercise price of $.646 per share. During the six months ended June 30, 2006, 425,000 stock options granted to employees at a weighted average exercise price of $.44 per share under the 2005 Plan with 2,000,000 options granted at the end of December 31, 2005 with a weighted average exercise price of $.625 a share. There were no options granted prior to October 2005 as no option plan existed prior to October 2005. The Company adopted SFAS 123 (R) at the time of implementing its 2005 Plan and recorded a compensation expense of $194,269 for the twelve months ended June 30, 2007, $85,619 for the six months ended June 30, 2006, and $29,238 for the year ended December 31, 2005.

The following table reflects activity under the plan for twelve months ended June 30, 2007, six months ended June 30, 2006, and year ended December 31, 2005. There were no shares vested as a result of the recent inception of the stock options plan:

	Twelve months ended June 30, 2007		Six months ended June 30, 2006		Year ended December 31, 2005
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,425,000	$0.593	2,000,000	$0.625	-	$-
Granted	725,000	$0.646	425,000	0.440	2,000,000	0.625
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-
Outstanding at end of year	3,150,000	$0.605	2,425,000	$0.593	2,000,000	$0.625
Exercisable at end of year	485,000	$0.593	-	$-	-	$-
Non-vested at end of year	2,665,000	$0.607	2,425,000	$0.593	2,000,000	$0.625

No options were exercised or forfeited during the twelve months ending June 30, 2007, the six months ended June 30, 2006, year ended December 31, 2005 or prior years. Non vested options are the net of total options outstanding at the end of the year less exercisable. For the six months ended June 30, 2006, year ended December 31, 2005 or prior years, all outstanding options were non-vested.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Twelve months ended June 30, 2007	Six months ended June 30, 2006	Year ended December 31, 2005
Risk-Free Interest Rates	5.05%	3.73%	3.73%
Expected Lives	5 yrs	5 yrs	5 yrs
Expected Volatility	102.5%	116.9%	117.8%
Expected Dividend Yields	0.00%	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%	0.00%

No stock options were granted prior to October 2005 as the stock incentive plan did not exist, so the Black-Scholes information has not been presented.

As of June 30, 2007, the Company had $916,000 of total unrecognized stock compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 3.74 years. The following table summarizes the Company’s unvested stock options and changes for the year ended June 30, 2007, six months ended June 30, 2006, and year ended December 31, 2005.

	Shares	Weighted Average Grant Date Fair Value

Granted during the year ended December 31, 2005	2,000,000	$0.351
Outstanding at December 31, 2005	2,000,000	0.351
Granted during the six months ended June 30, 2006	425,000	0.363
Outstanding at June 30, 2006	2,425,000	0.353
Granted during the year ended June 30, 2007	725,000	0.509
Less options vested during 2007	(485,000)	(0.353)
Outstanding at June 30, 2007	2,665,000	$0.395

The following table summarizes outstanding and exercisable options by price range as of June 30, 2007:

					Exercisable Options
Exercise Prices	Number Outstanding at June 30, 2007	Weighte Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2007	Number Exercisable	Weighted Average Exercise Price

$0.40 - $0.59	1,575,000	8.54	$0.489	$175,500	285,000	$0.482
$0.60 - $0.79	1,530,000	8.93	$0.713	$-	200,000	$0.750
$1.00 - $1.19	45,000	9.25	$1.010	$-	-	-

Total	3,150,000	8.75	$0.605	$175,500	485,000	$0.593

NOTE 15 - QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)

	2007 Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$23,371,733	$19,394,026	$18,343,928	$14,417,101
Cost of transportation	15,455,623	12,278,178	11,655,542	9,423,319
Net revenues	7,916,110	7,115,848	6,688,386	4,993,782

Total operating expenses	7,803,590	7,030,185	6,641,277	4,826,360

Income from operations	112,520	85,663	47,109	167,422

Total other income (expense)	(15,114)	(24,690)	(2,737)	(6,088)

Income before income tax and minority interest	97,406	60,973	44,372	161,334

Income tax (benefit)	137,542	37,449	(20,932)	1,808

Income before minority interest	(40,136)	23,524	65,304	159,526

Minority interest	45,464	18	-	-

Net income (loss)	$(85,600)	$23,506	$65,304	$159,526

Net income (loss) per common share - basic and diluted	$-	$-	$-	$-

	2006 Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$14,626,332	$11,842,717	$-	$-
Cost of transportation	9,486,259	7,479,707	-	-
Net revenues	5,140,073	4,363,010	-	-

Total operating expenses	4,967,761	4,489,907	126,011	14,075

Income (loss) from operations	172,312	(126,897)	(126,011)	(14,075)

Total other income (expense)	(11,966)	(1,858)	14,433	(500)

Income (loss) before income tax expense (benefit)	160,346	(128,755)	(111,578)	(14,575)

Income tax (benefit)	62,550	(101,645)	-	-

Income before minority interest	97,796	(27,110)	(111,578)	(14,575)

Minority interest	-	-	-	-

Net income (loss)	$97,796	$(27,110)	$(111,578)	$(14,575)

Net income (loss) per common share - basic and diluted	$-	$-	$-	$-

NOTE 16 - VALUATION ALLOWANCE AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Write off to expense	Increase in reserve	Balance at end of year
Allowance for Doubtful Accounts:

Year ended December 31, 2004	$-	$-	$-	$-

Year ended December 31, 2004	$-	$-	$-	$-

Six months ended June 30, 2006	$218,000	$(15,170)	$-	$202,830

Twelve months ended June 30, 2007	$202,830	$(1,148)	$58,278	$259,960