Form 10-Q
period 2007-09-30
RADIANT LOGISTICS, INC
filed 2007-11-14
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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
Yes ☐   No ☒

There were 33,961,639 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 9, 2007.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Balance Sheets
	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets -
Cash and cash equivalents	$409,361	$719,575
Accounts receivable, net of allowance	17,503,002	15,062,910
for doubtful accounts of $286,255 at September 30, 2007 and
$259,960 at June 30, 2007
Current portion of employee loan receivable and
other receivables	40,816	42,800
Prepaid expenses and other current assets	152,426	59,328
Deferred tax asset	256,468	234,656
Total current assets	18,362,073	16,119,269

Property and equipment, net	918,653	844,919

Acquired intangibles, net	1,652,933	1,789,773
Goodwill	5,532,223	5,532,223
Employee loan receivable	80,000	80,000
Investment in real estate	40,000	40,000
Deposits and other assets	1,069,658	618,153
Total long term assets	8,374,814	8,060,149
	$27,655,540	$25,024,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Notes payable - current portion of long term debt	$800,000	$800,000
Accounts payable	11,540,517	11,619,579
Accrued transportation costs	2,059,105	1,651,177
Commissions payable	786,903	700,020
Other accrued costs	241,481	344,305
Income taxes payable	117,116	224,696
Total current liabilities	15,545,122	15,339,777

Long term debt	4,314,520	1,974,214
Deferred tax liability	561,997	608,523
Total long term liabilities	4,876,517	2,582,737
Total liabilities	20,421,639	17,922,514
Commitments & contingencies	-	-

Minority interest	39,870	57,482
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized;
issued and outstanding: 33,961,639 at September 30, 2007
and June 30, 2007	15,417	15,417
Additional paid-in capital	7,199,032	7,137,774
Accumulated deficit	(20,418)	(108,850)
Total Stockholders’ equity	7,194,031	7,044,341
	$27,655,540	$25,024,337

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Operations
(unaudited)
	For three months ended September 30,
	2007	2006

Revenue	$25,557,234	$14,417,101
Cost of transportation	17,116,375	9,423,319

Net revenues	8,440,859	4,993,782

Agent Commissions	5,851,818	3,727,317
Personnel costs	1,546,934	507,032
Selling, general and administrative expenses	694,867	405,905
Depreciation and amortization	239,868	186,106

Total operating expenses	8,333,487	4,826,360

Income from operations	107,372	167,422

Other income (expense):
Interest income	1,200	1,805
Interest expense	(25,740)	(7,491)
Other	(19,743)	(402)

Total other income (expense)	(44,283)	(6,088)

Income before income tax expense (benefit)	63,089	161,334

Income tax expense (benefit)	(7,731)	1,808

Income before minority interest	70,820	159,526

Minority interest	(17,612)	-

Net income	$88,432	$159,526

Net income per common share - basic	$0.00	$0.00

Net income per common share - basic and diluted	$0.00	$0.00

Weighted average basic common shares outstanding	33,961,639	33,652,400

Weighted average diluted common shares outstanding	34,442,963	36,137,182

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance at June 30, 2007	33,961,639	$15,417	$7,137,774	$(108,850)	$7,044,341
Share based compensation (unaudited)	-	-	61,258	-	61,258
Net income for the three months ended
September 30, 2007 (unaudited)	-	-	-	88,432	88,432
Balance at September 30, 2007	33,961,639	$15,417	$7,199,032	$(20,418)	$7,194,031

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
(f/k/a Golf Two, Inc.)
Condensed Consolidated Statements of Cash Flows
(unaudited)
	For three months ended September 30,
	2007	2006

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$88,432	$159,526

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	61,258	44,992
amortization of intangibles	136,840	152,959
amortization of deferred tax	(46,526)	(52,006)
depreciation	95,875	25,994
amortization	7,153	7,153
minority interest in income of subsidiaries	(17,612)	-
provision for doubtful accounts	26,265	-
change in fair value of accounts receivable	-	(6,128)

CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	(2,466,357)	197,207
employee receivable and other receivables	1,984	(1,600)
prepaid expenses and other current assets	(574,099)	103,562
accounts payable	(79,062)	583,935
accrued transportation costs	407,928	61,499
commissions payable	86,883	77,664
other accrued costs	(102,823)	(47,639)
income taxes payable	(107,580)	(246,546)
Net cash provided by (used for) operating activities	(2,481,441)	1,060,572
CASH FLOWS USED FOR INVESTING ACTIVITIES:
purchase of property and equipment	(169,079)	(74,733)
Net cash used for investing	(169,079)	(74,733)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
proceeds from (payments to) credit facility	2,340,306	(602,098)
Net cash provided by(used for)financing activities	2,340,306	(602,098)
NET INCREASE (DECREASE) IN CASH	(310,214)	383,741
CASH, BEGINNING OF THE PERIOD	719,575	510,970
CASH, END OF PERIOD	$409,361	$894,711
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$168,350	$187,023
Interest paid	$25,740	$7,491

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
(f/k/a Golf Two, Inc.)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - NATURE OF OPERATION AND BASIS OF PRESENTATION

General

Radiant Logistics, Inc. (formerly known as “Golf Two, Inc”) (the “Company”) was formed under the laws of the state of Delaware on March 15, 2001. From inception through the third quarter of 2005, the Company's principal business strategy focused on the development of retail golf stores. In October 2005, the Company’s management team completed a change of control transaction acquiring a majority of the Company’s outstanding securities from the Company’s former officers and directors in privately negotiated transactions. In conjunction with the change of control transaction, the Company: (i) elected to discontinue the Company’s former business model; (ii) repositioned itself as a global transportation and supply chain management company; and (iii) changed its name to “Radiant Logistics, Inc.” to, among other things, better align the name with the Company’s new business focus.

The Company completed the repositioning of its business model when it completed the acquisition of Airgroup Corporation (“Airgroup”) effective January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy based on the operations of Airgroup as a platform, the Company intends to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company’s growth strategy will focus on both organic growth and acquisitions. From an organic perspective, the Company will focus on strengthening existing and expanding new customer relationships. One of the drivers of the Company’s organic growth will be retaining existing, and securing new exclusive agency locations. Since the acquisition of Airgroup in January 2006, management focused its efforts on the build-out of the Company’s network of exclusive agency offices, as well as enhancing its back-office infrastructure and transportation and accounting systems.

As the Company continues to build out its network of exclusive agent locations to achieve a level of critical mass and scale, it intends to implement an acquisition strategy to develop additional growth opportunities. Implementation of an acquisition strategy will rely upon two primary factors: first, management’s ability to identify and acquire target businesses that fit within the Company’s general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Following the acquisition of Airgroup, management has from time-to-time identified a number of additional companies as suitable acquisition candidates. However, for a variety of reasons, primarily due to pricing concerns, due diligence issues or risks associated with operational integration, the Company has not yet completed a follow-on transaction to its platform acquisition. On a longer-term basis, the Company remains committed to its acquisition strategy and continues to search for targets that fit within its acquisition criteria. Management’s ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for the Company’s securities, neither of which can be assured.

The Company’s growth strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations.

Successful implementation of the Company’s growth strategy depends upon a number of factors, including management’s ability to: (i) continue developing new agency locations; (ii) locate acquisition opportunities; (iii) secure adequate funding to finance identified acquisition opportunities; (iv) efficiently integrate the businesses of the companies acquired; (v) generate the anticipated economies of scale from the integration; and (vi) maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with management’s ability to achieve the Company’s strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates.

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

f) Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, the Company will perform its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of September 30, 2007 there are no indications of an impairment.

g) Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of September 30, 2007.

h) Commitments

The Company has operating lease commitments some of which are for office and warehouse space and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2008 through 2012, respectively, are $232,471, $255,741, $81,518, $35,310, and $2,432.

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

For the three months ended September 30, 2007, the Company recorded a share based compensation expense of $61,258, which, net of income taxes, resulted in a $40,430 net reduction of net income.

l) Basic and Diluted Income Per Share

The Company uses SFAS No. 128, Earnings Per Share for calculating the basic and diluted income per share. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the weighted average outstanding number of potentially dilutive common shares totaled 34,442,963 shares of common stock, including options to purchase 3,150,000 shares of common stock at June 30, 2007, of which 1,145,000 were excluded as their effect would have been antidilutive. The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended Sept. 30, 2007	Three months ended Sept. 30, 2006
Weighted average basic shares outstanding	33,961,639	33,652,400
Options	481,324	807,955
Weighted average dilutive shares outstanding	34,442,963	34,460,355

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

The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $.5 million in cash due on the two year anniversary; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. Through the most recent earn-out period ended June 30, 2007, the former Airgroup shareholders earned a total of $214,000 in base earn-out payments.

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the three months ended September 30, 2007 and twelve months ended June 30, 2007. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this was the Company’s first acquisition.

	Three months ended September 30, 2007		Twelve months ended June 30, 2007
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$1,057,567	$2,652,000	$925,227
Covenants not to compete	90,000	31,500	90,000	27,000
Total	$2,742,000	$1,089,067	$2,742,000	$952,227

Aggregate amortization expense:
For three months ended September 30, 2007		$136,840
For three months ended September 30, 2006		$152,959

Aggregate amortization expense for the year ended June 30:
2008 - For the remainder of the year		410,519
2009		597,090
2010		483,124
2011		162,200
Total		$1,652,933

For the three months ended September 30, 2007, the Company recorded an expense of $136,840 from amortization of intangibles and an income tax benefit of $46,526 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. For the three months ended September 30, 2006, the Company recorded an expense of $152,959 from amortization of intangibles and an income tax benefit of $52,006 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011.

NOTE 5 - PENDING TRANSACTION IN CONJUNCTION WITH EXPANSION INTO THE AUTOMOTIVE SECTOR

In May 2007, the Company launched a new logistics service offering focused on the automotive industry through its wholly-owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).

In connection with the launch of the Company’s automotive services group it entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operation of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”). In its capacity as a senior secured creditor, Mass agreed to sell RLGS the Purchased Assets in connection with a foreclosure and disposition process that began in April 2007. The purchase price consists of a $100,000 refundable deposit, $150,000 to be paid at closing, and up to an additional $2.5 million in cumulative earn-out payments equal to 25% of the annual earnings before interest, taxes, depreciation and amortization, as defined in the APA generated from the automotive group in future periods. The APA contains negotiated representations, warranties, covenants and indemnities by each party. The APA was amended in November of 2007. See Note 14 - Subsequent Events below.

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

On or about September 28, 2007, Mass commenced an action against the Company and Radiant Logistics Global Services, Inc. in the Federal District Court for the Western District of the State of Washington at Seattle. In its complaint, Mass has sought specific performance, injunctive relief and damages against the Company and RLGS, seeking to compel a closing under an unexecuted draft amendment to the Asset Purchase Agreement between the parties. The Company has only recently become aware of this action and believes the claims are without merit, will vigorously defend the claims, and bring all available counterclaims against Mass. In connection with the completion of a restructured transaction completed in November of 2007, Mass has agreed to file with the Court a stipulation and order for dismissal of the Lawsuit with prejudice and without an award of attorney’s fees or costs to any party. See Note 14 - Subsequent Events below.

Below is a summary of costs and expenses associated with the APA and MSA agreements through September 30, 2007.

Asset Purchase:
Initial down payment	$100,000
Acquisition expenses	128,310
Vendor invoices paid on behalf of Mass	14,580
242,890

Mass expenses covered by MSA May 21, 2007 - June 30, 2007 July 1, 2007 - September 30, 2007	$195,844 392,593
588,437

Total	$831,327

Under the APA and MSA agreements with Mass, the Company paid $14,580 of vendor invoices, and $588,437 in expenses, respectively, which the Company will either offset against future payments to be made by the Company for the Purchased Assets or seek reimbursement as an indemnity claim pursuant to the MSA. The total $831,327 appears on the balance sheet as a long term other asset.

NOTE 6 - VARIABLE INTEREST ENTITY

In January 2003, the FASB issued FIN46, and revised it in December 2003 FIN46(R), which clarified the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. Minority interest recorded on the income statement for the three months ending September 30, 2007 was a loss of $17,612. RLP did not commence operations until February 2007 and therefore no minority interest was recorded for the three months ending September 30, 2006.

NOTE 7 - RELATED PARTY

RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners (RCP). RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. As currently structured, RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders. Under FIN46(R), RLP is consolidated in the financial statements of the Company (see Note 6).

NOTE 8 - PROPERTY AND EQUIPMENT

The Company, prior to acquiring Airgroup, did not carry any fixed assets since its inception. Property and equipment consists of the following:

	September 30,	June 30,
	2007	2007
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	261,633	261,633
Furniture and fixtures	23,379	23,379
Computer equipment	259,523	232,667
Computer software	712,718	570,494
Leasehold improvements	10,699	10,699
	1,272,804	1,103,725
Less: Accumulated depreciation and amortization	(354,151)	(258,806)
Property and equipment - net	$918,653	$844,919

Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $95,875 and $25,994, respectively.

NOTE 9 - LONG TERM DEBT

In February 2007, our $10 million revolving credit facility (Facility) was extended into 2009 with more favorable terms to the Company. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible accounts receivable.

As of September 30, 2007, the Company had $2.3million outstanding under the Facility and had eligible accounts receivable sufficient to support approximately $5.6 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 70.0%). The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve our strategic objectives. At September 30, 2007, the Company was in compliance with all of its covenants.

As of September 30, 2007, the Company had $2,254,517 drawn under the Facility and $1,760,003 in outstanding checks which has not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank. This amount, in addition to a $300,000 payable to the former shareholders of Airgroup, totals long term debt of $4,314,520.

At September 30, 2007, based on available collateral and $315,000 in outstanding letter of credit commitments, there was $3,035,719 available for borrowing under the Facility.

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

For the three months ended September 30, 2007, the Company recognized net income tax benefit of $7,731 consisting of $38,795 in income tax expense offset by the amortization of the deferred tax liability, $46,526, associated with the acquisition of Airgroup, in accordance with FASB 109. For the three months ended September 30, 2006, the Company recognized net income tax expense of $1,808 consisting of $53,814 in income tax expense offset by the amortization of the deferred tax liability, $52,006, associated with the acquisition of Airgroup, in accordance with FASB 109.

The Company’s consolidated effective tax rate during the three month period ended September 30, 2007 and September 30, 2006 was 34.0%.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2007, none of the shares were issued or outstanding (unaudited).

Common Stock

Pursuant to an agreement dated May 15, 2007, the Company agreed to issue to up to 200,000 shares of common stock to a consultant in connection with his agreement to assist the Company establish an automotive services segment, with issuance of the shares to be subject to certain benchmarks. In connection with an agreement the Company signed with Mass on May 23, 2007, 50,000 of the shares have vested and are yet to be issued. An accrued current liability has been recorded in other accrued costs for the 50,000 shares with the offset to other assets. Vesting and issuance of the balance of the shares remains subject to uncertainty.

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

For the three months ended September 30, 2007, the Company granted no options.

Share based compensation costs recognized during the three months ended September 30, 2007, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of September 30, 2007.

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest. Due to the lack of historical information, the Company has not reduced its share based compensation costs for any estimated forfeitures. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the three months ended September 30, 2007 and 2006, the Company recognized stock option compensation costs of $61,258 and $44,992, respectively, in accordance with SFAS 123R. The following table summarizes activity under the plan for the three months ended September 30, 2007.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2007	3,150,000	$0.605	8.75 years	$175,500
Options granted			-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-
Outstanding at September 30, 2007	3,150,000	$0.605	8.53 years	$227,050
Exercisable at September 30, 2007	514,000	$0.606	8.17 years	$33,600

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 14 - SUBSEQUENT EVENTS

In November 2007, the Company completed a restructured transaction with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operation of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”) through its wholly-owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).

Under the terms of the initial agreement, the transaction was valued at up to $2.75 million. As restructured, the purchase price has been reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by the Company arising from its interim operation of the Purchased Assets since May 22, 2007. Of the cash component of the transaction, $100,000 was paid in May of 2007, $265,000 was paid at closing and a final payment of $195,000 is to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by the Company. In connection with the completion of a restructured transaction, Mass has agreed to file with the Court a stipulation and order for dismissal of the pending lawsuit with prejudice and without an award of attorney’s fees or costs to any party. See Note 5 for additional detail on the original transaction and the legal claims which Mass has agreed to dismiss.

The total estimated purchase price of the acquired assets is $1.8 million, which is comprised of the $1.56 million purchase price along with an additional $240,000 in estimated acquisition expenses. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at November 1, 2007. No liabilities were assumed in connection with the transaction:

Furniture and equipment	$25,000
Goodwill and other intangibles	1,775,000
Total acquired assets	1,800,000
Total acquired liabilities	-
Net assets acquired	$1,800,000

The above allocation is still preliminary and the Company expects to finalize it prior to the November 2008 anniversary of the acquisition of Purchased Assets as required per SFAS 141.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) continue growing our business and maintain historical or increased gross profit margins; (v) locate suitable acquisition opportunities; (vi) secure the financing necessary to complete any acquisition opportunities we locate; (vii) assess and respond to competitive practices in the industries in which we compete, (viii) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (ix) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (x) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007. Furthermore, the general business assumptions underlying the forward-looking statements included herein represent estimates of future events and are subject to uncertainty due to, among other things, changes in economic, legislative, industry, and other circumstances. As a result, the identification, interpretation and use of data and other information in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, we can provide no assurance regarding the achievability of those forward-looking statements. Except as required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

In conjunction with a change of control transaction completed during October 2005, we: (i) discontinued our former business model; (ii) adopted a new business strategy focused on building a global transportation and supply chain management company; (iii) changed our name to “Radiant Logistics, Inc.” to, among other things, better align our name with our new business focus; and (iv) completed our first acquisition within the logistics industry.

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

Results of Operations

For the three months ended September 30, 2007 (actual and unaudited) and September 30, 2006 (actual and unaudited)

We generated transportation revenue of $25.6 million and $14.4 million and net transportation revenue of $8.4 million and $5.0 million for the three months ended September 30, 2007 and 2006 respectively. Net income was $59,000 for the three months ended September 30, 2007 compared net income of $160,000 for the three months ended September 30, 2006.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $427,000 and $398,000 for three months ended September 30, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

	Three months ended September 30,		Change
	2007	2006	Amount	Percent

Net income	$88	$160	$(72)	-45.0%
Income tax expense (benefit)	(8)	2	(10)	-500.0%
Interest expense - net	25	5	19	380.0%
Depreciation and amortization	240	186	54	29.0%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$345	$353	$(9)	-2.5%

Share based compensation and other non-cash costs	82	45	37	82.2%
Adjusted EBITDA	$427	$398	$29	7.0%

The following table summarizes September 30, 2007 (actual and unaudited) and September 30, 2006 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2007	2006	Amount	Percent

Transportation revenue	$25,557	$14,417	$11,140	77.3%
Cost of transportation	17,116	9,423	7,639	81.1%
Net transportation revenue	$8,441	$4,994	$3,447	69.0%
Net transportation margins	33.0%	34.6%

Transportation revenue was $25.6 million for the three months ended September 30, 2007, an increase of 77.3% over total transportation revenue of $14.4 million for the three months ended September 30, 2006. Domestic transportation revenue increased by 100.4% to $17.1 million for the three months ended September 30, 2007 from $8.5 million for the three months ended September 30, 2006. The increase was primarily due to increased volume handled by us over 2006. International transportation revenue increased by 43.6% to $8.4 million for the three months ended September 30, 2007 from $5.9 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation increased to 67.0% of transportation revenue for the three months ended September 30, 2007 from 65.5% of transportation revenue for the three months ended September 30, 2006. This reflects increased international volumes which historically have higher transportation costs as a percentage of revenue.

Net transportation margins decreased to 33.0% of transportation revenue for the three months ended September 30, 2007 from 34.6% of transportation revenue for the three months ended September 30, 2006 as a result of factors described above.

The following table compares certain September 30, 2007 (actual and unaudited) and September 30, 2006 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended September 30,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$8,441	100.0%	$4,994	100.0%	$3,447	69.0%

Agent commissions	5,852	69.3%	3,727	74.6%	2,125	57.0%
Personnel costs	1,547	18.3%	507	10.1%	1,040	205.1%
Other selling, general and administrative	695	8.2%	406	8.1%	289	71.2%
Depreciation and amortization	240	2.8%	186	3.8%	54	29.0%

Total operating costs	8,334	98.7%	4,826	96.6%	3,508	72.7%

Income from operations	107	1.3%	168	3.4%	(61)	-36.3%
Other expense - net	(45)	-0.5%	(6)	-0.2%	(39)	NM

Income before income taxes and minority interests	62	0.7%	162	3.2%	(100)	-62.0%
Income tax expense (benefit)	(8)	-0.1%	2	0.0%	(10)	-500.0%

Income before minority interests	70	0.8%	160	3.2%	(90)	-56.3%
Minority interests	18	-0.2%	-	-	18	NM

Net income	$88	1.0%	$160	3.2%	$(72)	-45.0%

Agent commissions were $5.9 million for the three months ended September 30, 2007, an increase of 57.0% from $3.7 million for the three months ended September 30, 2006. Agent commissions as a percentage of net transportation revenue decreased to 69.3% for three months ended September 30, 2007 from 74.6% for the comparable prior year period as a result of the mix of domestic and international transportation.

Personnel costs were $1,547,000 for the three months ended September 30, 2007, an increase of 205.1% from $507,000 for the three months ended September 30, 2006. Personnel costs as a percentage of net transportation revenue increased to 18.3% for three months ended September 30, 2007 from 10.2% for the comparable prior year period primarily as a result of the increased head-count associated with operations in Detroit.

Other selling, general and administrative costs were $695,000 for the three months ended September 30, 2007, an increase of 71.2% from $406,000 for the three months ended September 30, 2006. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 8.2% for three months ended September 30, 2007 from 8.1% for the comparable prior year period. The $695,000 in other selling, general and administrative costs is net of $393,000 in expenses associated with the Detroit operations which we recorded as an asset on our balance sheet which the we will offset against future payments to be made for the acquired assets.

Depreciation and amortization costs were approximately $240,000 and $186,000 for the three months ended September 30, 2007 and 2006 respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for three months ended September 30, 2006 to 2.8% from 3.7% for the same period last year.

Income from operations was $107,000 for the three months ended September 30, 2007 compared to income from operations of $168,000 for the three months ended September 30, 2006.

Net income was $88,000 for the three months ended September 30, 2007, compared to net income of $160,000 for the three months ended September 30, 2006.

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash due on the two-year anniversary of the closing; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. Through the most recent earn-out period ended June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments.

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

Net proceeds for the above were $986,222, $4,153,150 (net of $63,153 of costs arising in 2006), $441,637 and $640,022 respectively.

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

As of October 31, 2007, we had approximately $1.7 million outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $5.9 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires us to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the we must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

Net cash used by operating activities for three months ended September 30, 2007 was $2.5 million compared to net cash provided by operating activities of $1.1 million for the three months ended September 30, 2006. The change was driven primarily by an approximate $2.5 million increase in accounts receivable due to delay in cash collections and difficulty in servicing existing and new customers caused by the garnishment action that was initiated against the customers serviced in Detroit. The garnishment action was ultimately brought to a stand still in September 2007 as the result of the letter of credit posted by Mass Financial.

Cash used for investing for three months ended September 30, 2007, was $169,000 related primarily to the upgrade of our SAP accounting system compared to $75,000 in purchases of property and equipment for the three months ended September 30, 2006.

Net cash provided by financing activity for three months ended September 30, 2007, was $2.3 million in advances under our credit facility compared to net cash used of 602,000 used to pay down the credit facility for the same period in 2006.

Non-cash financing activities for the three months ended September 30, 2006, consisted of the Company issuing 250,000 shares of our common stock, at $1.01 per share, in exchange for training materials.

In November 2007, we completed a restructured transaction with Mass to acquire the Purchased Assets.
As restructured, the purchase price has been reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by the Company arising from its interim operation of the Purchased Assets since May 22, 2007. Of the cash component of the transaction, $100,000 was paid in May of 2007, $265,000 was paid at closing and a final payment of $195,000 is to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by the Company.

During the early portion of fiscal 2008, our cash flow was adversely affected as a result of the garnishment proceeding instituted by a Stonepath judgment creditor which temporarily frustrated our ability to collect outstanding customers receivables and service new and existing customers. For the period from May 22, 2007 through September 30, 2007, while operating the Purchased Assets under the MSA with Mass, we incurred an aggregate of $588,000 of reimbursable operating expenses (of which approximately $392,000 were incurred in the quarter ended September 30, 2007). These expenses were, to a large extent, influenced by the decrease in revenue caused by the garnishment proceedings, and in any event, were subject to indemnification obligations that were covered within our restructured closing with Mass. Subsequent to September 30, 2007, the garnishment proceeding was brought to a standstill. While operating the Purchased Assets under the MSA we have exited certain low margin business and secured additional new business. While we believe we have secured a profitable core group of customers from which to operate in Detroit going forward, we may be required to make further cash outlays in the launch of our automotive services group which would require increased draws against our Facility.

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

Off Balance Sheet Arrangements

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our short-term cash investments and its line of credit. We are averse to principal loss and ensure the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. The Company invests its excess cash in institutional money market accounts. We do not use interest rate derivative instruments to manage its exposure to interest rate changes. If market interest rates were to change by 10% from the levels at September 30, 2007, the change in interest expense would have had an immaterial impact on our results of operations and cash flows.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedure

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2007 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure. There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business. Management believes that these matters will not have a material adverse effect on our financial statements.

Mass Proceeding

On or about September 28, 2007, Mass Financial Corp. (“Mass”) commenced an action against the Company and Radiant Logistics Global Services, Inc. (“RLGS”) in the Federal District Court for the Western District of the State of Washington at Seattle. In its complaint, Mass has sought specific performance, injunctive relief and damages against the Company and RLGS, seeking to compel a closing under an unexecuted draft amendment to the Asset Purchase Agreement between the parties. In November of 2007, in connection with the completion of a restructured transaction, Mass has agreed to file with the Court a stipulation and order for dismissal of the Lawsuit with prejudice and without an award of attorney’s fees or costs to any party.

Item 5. Other Information.

Acquisition of Automotive Assets in Detroit

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

On November 11, 2007, we entered into an amendment (the “Amendment”) to the Asset Purchase Agreement dated May 21, 2007 by and between Mass Financial Corporation (“Mass”) and our wholly-owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”). Pursuant to the Amendment, which was effective as of November 1, 2007, we completed a restructured transaction with Mass to acquire certain assets formerly used in the operation of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”).

Under the terms of the initial agreement, the transaction was valued at up to $2.75 million. As restructured, the purchase price has been reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from the interim operation of the Purchased Assets since May 22, 2007. Of the cash component of the transaction, $100,000 was paid in May of 2007, $265,000 was paid at closing and a final payment of $195,000 is to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by us and set off to satisfy and indemnification claims under the Amendment. In connection with the completion of a restructured transaction, Mass filed with the court a stipulation and order for dismissal of the pending lawsuit with prejudice and without an award of attorney’s fees or costs to any party.

The foregoing description of the Amendment is qualified in its entirety by reference to the complete text of the Amendment which is filed as Exhibit 10.1 to this report and incorporated herein by this reference.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

10.1
Amendment to Asset Purchase Agreement effective the 1st day of November, 2007, by and between Mass Financial Corp. and Radiant Logistics Global Services, Inc., for the purpose of amending the Asset Purchase Agreement dated May 21, 2007.
Filed herewith

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated November 14, 2007	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 14, 2007	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1
Amendment to Asset Purchase Agreement effective the 1st day of November, 2007, by and between Mass Financial Corp. and Radiant Logistics Global Services, Inc., for the purpose of amending the Asset Purchase Agreement dated May 21, 2007.

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14 , 2007