Form 10-Q
period 2007-12-31
RADIANT LOGISTICS, INC
filed 2008-02-14
CIK 1171155

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 33,961,639 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 11, 2008.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

	December 31,2007	June 30, 2007
	(unaudited)
ASSETS
Current assets -
Cash and cash equivalents	$196,448	$719,575
Accounts receivable, net of allowance for doubtful accounts of $475,864 at December 31, 2007 and $259,960 at June 30, 2007	12,919,538	15,062,910
Current portion of employee loan receivable and other receivables	174,217	42,800
Prepaid expenses and other current assets	100,058	59,328
Deferred tax asset	816,451	234,656
Total current assets	14,206,712	16,119,269

Property and equipment, net	861,336	844,919

Acquired intangibles, net	1,516,093	1,789,773
Goodwill	7,433,057	5,532,223
Employee loan receivable	40,000	80,000
Investment in real estate	40,000	40,000
Deposits and other assets	185,290	618,153
Total long term assets	9,214,440	8,060,149
	$24,282,488	$25,024,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Notes payable - current portion of long term debt	$120,000	$800,000
Accounts payable and accrued transportation costs	9,783,984	13,270,756
Commissions payable	704,656	700,020
Other accrued costs	190,829	344,305
Income taxes payable	1,263,485	224,696
Total current liabilities	12,062,954	15,339,777

Long term debt	3,128,443	1,974,214
Deferred tax liability	515,471	608,523
Total long term liabilities	3,643,914	2,582,737
Total liabilities	15,706,868	17,922,514
Commitments & contingencies	-	-

Minority interest	25,537	57,482

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 33,961,639 at December 31, 2007 and June 30, 2007	15,417	15,417
Additional paid-in capital	7,230,876	7,137,774
Accumulated earnings (deficit)	1,303,790	(108,850)
Total stockholders’ equity	8,550,083	7,044,341
	$24,282,488	$25,024,337

The accompanying notes form an integral part of these condensed consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2007	2006	2007	2006

Revenue	$23,108,798	$18,343,928	$48,666,031	$32,761,029
Cost of transportation	14,712,256	11,655,542	31,828,629	21,078,861
Net revenues	8,396,542	6,688,386	16,837,402	11,682,168

Agent commissions	6,154,416	5,242,753	12,006,234	8,970,070
Personnel costs	1,090,305	581,090	2,637,240	1,088,120
Selling, general and administrative expenses	740,164	612,593	1,435,032	1,018,500
Depreciation and amortization	241,734	204,841	481,602	390,947
Total operating expenses	8,226,619	6,641,277	16,560,108	11,467,637

Income from operations	169,923	47,109	277,294	214,531

Other income (expense):
Interest income	1,200	2,505	2,400	4,311
Interest expense	(48,131)	(2,961)	(73,871)	(10,452)
Other – non recurring	1,918,146	-	1,918,146	-
Other	13,005	(2,281)	(6,738)	(2,681)
Total other income (expense)	1,884,220	(2,737)	1,839,937	(8,822)

Income before income tax expense (benefit)	2,054,143	44,372	2,117,231	205,709

Income tax expense (benefit)	744,269	(20,932)	736,537	(19,122)

Income before minority interests	1,309,874	65,304	1,380,694	224,831

Minority interest	14,334	-	31,946	-

Net income	$1,324,208	$65,304	$1,412,640	$224,831

Net income per common share - basic	$.04	$-	$.04	$.01
Net income per common share - diluted	$.04	$-	$.04	$.01

Weighted average shares outstanding:
Basic shares	33,961,639	33,958,378	33,961,639	33,805,389
Diluted shares	34,078,947	34,468,711	34,260,955	34,464,533

The accompanying notes form an integral part of these condensed consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balance at June 30, 2007	33,961,639	$15,417	$7,137,774	$(108,850)	$7,044,341

Share based compensation (unaudited)	-	-	93,102	-	93,102
Net income for the six months ended December 31, 2007 (unaudited)	-	-	-	1,412,640	1,412,640
Balance at December 31, 2007	33,961,639	$15,417	$7,230,876	$1,303,790	$8,550,083

The accompanying notes form an integral part of these condensed consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For six months ended December 31,
	2007	2006
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,412,640	$224,831
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non–cash compensation expense (stock options)	93,102	92,622
amortization of intangibles	273,680	305,915
amortization of deferred tax liability	(93,052)	(104,011)
other deferred taxes	(581,795)	(18,596)
depreciation	193,087	70,726
amortization	14,306	14,306
tax indemnity	(486,694)	-
minority interest in loss of subsidiaries	(31,946)	-
provision for doubtful accounts	215,904	-
change in fair value of accounts receivable	-	(6,128)

CHANGE IN ASSETS AND LIABILITIES –
accounts receivable	1,927,468	(1,391,860)
employee receivable and other receivables	(91,417)	39,929
prepaid expenses and other assets	377,827	(29,832)
accounts payable and accrued transportation costs	(3,486,772)	2,099,603
commissions payable	4,636	229,320
other accrued costs	(153,475)	(56,847)
income taxes payable	1,038,789	(374,677)
Net cash provided by operating activities	626,288	1,095,301
CASH FLOWS USED FOR INVESTING ACTIVITIES:
acquisition of automotive assets	(1,925,000)	-
purchase of technology and equipment	(185,338)	(110,864)
Net cash used for investing activities	(2,110,338)	(110,864)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
proceeds from (payments to) credit facility	1,340,923	(1,302,793)
payments to former shareholders of Airgroup	(500,000)	-
proceeds from note payable - acquisition of automotive assets	120,000	-
Net cash provided by financing activities	960,923	(1,302,793)
NET DECREASE IN CASH	(523,127)	(318,356)

CASH, BEGINNING OF THE PERIOD	719,575	510,970
CASH, END OF PERIOD	$196,448	$192,614
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$372,674	$409,376
Interest paid	$73,871	$10,452

The accompanying notes form an integral part of these condensed consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

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

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – NATURE OF OPERATION AND BASIS OF PRESENTATION

General

Radiant Logistics, Inc. (the “Company”) is executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of regional best-of-breed non-asset based transportation and logistics providers to offer its customers domestic and international freight forwarding and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company completed the first step in its business strategy through the acquisition of Airgroup Corporation (“Airgroup”) effective as of January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America.  Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

As the Company continues to build out its network of exclusive agent locations to achieve a level of critical mass and scale, it intends to implement an acquisition strategy to develop additional growth opportunities. Implementation of an acquisition strategy will rely upon two primary factors: first, management’s ability to identify and acquire target businesses that fit within the Company’s general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions. Following the acquisition of Airgroup, management has from time-to-time identified a number of additional companies as suitable acquisition candidates. The first transaction was the purchase of certain assets in Detroit Michigan to service the automotive industry which was consummated in November 2007. The Company will continue to search for targets that fit within its acquisition criteria. Management’s ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for the Company’s securities, neither of which can be assured.

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

The interim period information included in this Quarterly Report on Form 10-Q reflects all adjustments, including the recognition of $1.4M in non-recurring income resulting from a change in estimate of liabilities of accrued transportation costs assumed in connection with the Company’s acquisition of Airgroup (See Note 3) and other normal recurring adjustments, that are, in the opinion of the Company’s management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

The consolidated financial statements also include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC which is 40% owned by Airgroup, a wholly owned subsidiary of the Company, whose accounts are included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) consolidation of “Variable Interest Entities” (See Note 6). All significant inter-company balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

f) Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of December 31, 2007 there are no indications of an impairment.

g) Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of December 31, 2007.

h) Commitments

The Company has operating lease commitments some of which are for office and warehouse space and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2008 through 2012, respectively, are $154,981, $255,741, $81,518, $35,310, and $2,432.

i) Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

k) Share based Compensation

The Company follows the provisions of SFAS No. 123R, "Share Based Payment,” a revision of FASB Statement No. 123 ("SFAS 123R"). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, the Company follows the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

For the three months ended December 31, 2007, the Company recorded a share based compensation expense of $31,844, which, net of income taxes, resulted in a $21,017 net reduction of net income. For the three months ended December 31, 2006, the Company recorded a share based compensation expense of $47,630, which, net of income taxes, resulted in a $31,436 net reduction of net income For the six months ended December 31, 2007, the Company recorded a share based compensation expense of $93,102, which, net of income taxes, resulted in a $61,447 net reduction of net income. For the six months ended December 31, 2006, the Company recorded a share based compensation expense of $92,622, which, net of income taxes, resulted in a $61,131 net reduction of net income.

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

For three months ended December 31, 2007 and 2006, the weighted average outstanding number of dilutive common shares totaled 34,078,947 and 34,468,711 shares of common stock. Options to purchase 1,375,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive. Options to purchase 1,045,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2006 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

For the six months ended December 31, 2007 and 2006, the weighted average outstanding number of dilutive common shares totaled 34,260,955 and 34,464,533 shares of common stock. Options to purchase 1,375,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive. Options to purchase 1,045,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2006 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended Dec 31, 2007	Three months ended Dec. 31, 2006	Six months ended Dec. 31, 2007	Six months ended Dec. 31, 2006
Weighted average basic shares outstanding	33,961,639	33,958,378	33,961,639	33,805,389
Options	117,308	510,333	299,316	659,144
Weighted average dilutive shares outstanding	34,078,947	34,468,711	34,260,955	34,464,533

m) Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2008.

NOTE 3 – ACQUISITION OF AIRGROUP

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

In the quarter ended December 31, 2007, the Company reduced the estimate of accrued transportation costs assumed in the acquisition of Airgroup. This adjustment was made with the benefit of 2 years of operating experience and resulted in the recognition of approximately $1.4 million in non-recurring income. Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified the Company for taxes of $487,000 associated with the income recognized in connection with this change in estimate. The tax indemnity has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the six months ended December 31, 2007 and year ended June 30, 2007. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this was the Company’s first acquisition.

	Six months ended December 31, 2007		Year ended June 30, 2007

	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$1,189,907	$2,652,000	$925,227
Covenants not to compete	90,000	36,000	90,000	27,000
Total	$2,742,000	$1,225,907	$2,742,000	$952,227

Aggregate amortization expense:
For six months ended December 31, 2007		$273,680
For six months ended December 31, 2006		$305,915

Aggregate amortization expense for the year ended June 30:
2008 - For the remainder of the year		273,679
2009		597,090
2010		483,124
2011		162,200
Total		$1,516,093

For the six months ended December 31, 2007, the Company recorded an expense of $273,680 from amortization of intangibles and an income tax benefit of $93,052 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. For the six months ended December 31, 2006, the Company recorded an expense of $305,915 from amortization of intangibles and an income tax benefit of $104,011 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011.

NOTE 5 – ACQUISITION OF ASSETS - AUTOMOTIVE

In November 2007, the Company completed a restructured transaction with Mass Financial Corporation (“Mass”) to acquire certain assets to service the automotive industry in Detroit, Michigan (the “Purchased Assets”) through its wholly-owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).

Under the terms of the initial agreement, the transaction was valued at up to $2.75 million. As restructured, the purchase price was reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by the Company arising from its interim operation of the Purchased Assets since May 22, 2007. Of the cash component of the transaction, $100,000 was paid in May of 2007, $265,000 was paid at closing and a final payment of $195,000 is to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by the Company.

The total estimated purchase price of the acquired assets is $1.925 million, which is comprised of the $1.56 million purchase price along with an additional $365,000 in estimated acquisition expenses. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at November 1, 2007. No liabilities were assumed in connection with the transaction:

Furniture and equipment	$25,000
Goodwill and other intangibles	1,900,000

Total acquired assets	1,925,000

Total acquired liabilities	-

Net assets acquired	$1,925,000

The above allocation is still preliminary and the Company expects to finalize it prior to the November 2008 anniversary of the acquisition of Purchased Assets as required per SFAS 141.

NOTE 6 – VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. Minority interest for the three and six months ending December 31, 2007 was a loss of $14,334 and $31,946, respectively. RLP did not commence operations until February 2007 and therefore no minority interest was recorded for the three and six months ending December 31, 2006.

NOTE 7 – RELATED PARTY

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

NOTE 8 – PROPERTY AND EQUIPMENT

The Company, prior to acquiring Airgroup, did not carry any fixed assets since its inception. Property and equipment consists of the following:

	December 31, 2007	June 30, 2007
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	261,633	261,633
Furniture and fixtures	33,727	23,379
Computer equipment	272,538	232,667
Computer software	719,125	570,494
Leasehold improvements	21,353	10,699
	1,313,229	1,103,725
Less: Accumulated depreciation and amortization	(451,893)	(258,806)
Property and equipment – net	$861,336	$844,919

Depreciation and amortization expense for the six months ended December 31, 2007 was $193,087 and for the six months ended December 31, 2006 was $70,726.

NOTE 9 – LONG TERM DEBT

In February 2008, our $10 million revolving credit facility (Facility) was extended into 2011. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

As of December 31, 2007, the Company had $1.5 million outstanding under the Facility and had eligible accounts receivable sufficient to support approximately $7.6 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve our strategic objectives. At December 31, 2007, the Company was in compliance with all of its covenants.

As of December 31, 2007, the Company had $1,457,766 drawn under the Facility and $1,557,371 in outstanding checks which have not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash accounts, as they will be advanced from, or against, the Facility when presented for payment to the bank. This amount, in addition to a $113,306 payable to the former shareholders of Airgroup, totals long term debt of $3,128,443.

At December 31, 2007, based on available collateral and $315,000 in outstanding letter of credit commitments, there was $5,836,233 available for borrowing under the Facility.

NOTE 10 – PROVISION FOR INCOME TAXES

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

For the three months ended December 31, 2007, the Company recognized net income tax expense of $744,269 consisting of current income tax expense of $1,350,778 and  deferred income tax benefit of $606,509.

For the six months ended December 31, 2007, the Company recognized net income tax expense of $736,537 consisting of current income tax expense of $1,411,384 and deferred income tax benefit of $674,847.

For the three months ended December 31, 2006, the Company recognized net income tax benefit of $20,932 consisting of current income tax expense of $47,406 and deferred income tax benefit of $68,338.

For the six months ended December 31, 2006, the Company recognized net income tax benefit of $19,122 consisting of current income tax expense of $103,485 and deferred income tax benefit of $122,607.

The Company’s consolidated effective tax rate during the three and six month periods ended December 31, 2007 and December 31, 2006 was 34.0%.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2007, none of the shares were issued or outstanding (unaudited).

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

NOTE 12 – SHARE BASED COMPENSATION

The Company issued its first employee options in October of 2005 and adopted the fair value recognition provisions of SFAF123R concurrent with this initial grant.

For the three and six months ended December 31, 2007, the Company issued employees options to purchase 175,000 shares of common stock at $0.48 per share in December 2007. The options vest 20% per year over a five year term.

Share based compensation costs recognized during the three and six months ended December 31, 2007, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of December 31, 2007.

For the six months ended December 31, 2007, the weighted average fair value per share of employee options granted in December 2007 was $.29. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

December
2007
Dividend yield	None
Volatility	68.7%
Risk free interest rate	3.49%
Expected lives	5.0 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest. Due to the lack of historical information, the Company has not reduced its share based compensation costs for any estimated forfeitures. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the six months ended December 31, 2007 and 2006, the Company recognized stock option compensation costs of $93,102 and $92,622, respectively, in accordance with SFAS 123R. The following table summarizes activity under the plan for the six months ended December 31, 2007.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2007	3,150,000	$0.605	8.75 years	$-
Options granted	175,000	0.480	-	-
Options exercised	-	-	-	-
Options forfeited	(350,000)	0.650	-	-
Options expired	-	-	-	-
Outstanding at December 31, 2007	2,975,000	$0.592	8.30 years	$-
Exercisable at December 31, 2007	894,000	$0.611	7.87 years	$-

The aggregate intrinsic value for all outstanding options as of December 31, 2007 was $0 due to the strike price of all options exceeding the market price of the Company’s stock.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

In February 2008, the Company’s $10,000,000 revolving credit facility (Facility) was extended from February 2009 to February 2011. The terms of the Facility were not otherwise amended and are described above under Note 9 – Long Term Debt.

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

Overview

Radiant Logistics, Inc. (the “Company”) is executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of regional best-of-breed non-asset based transportation and logistics providers to offer its customers domestic and international freight forwarding and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company completed the first step in its business strategy through the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America.  Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

Performance Metrics

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

Results of Operations

For the three months ended December 31, 2007 (actual and unaudited) and December 31, 2006 (actual and unaudited)

We generated transportation revenue of $23.1 million and $18.3 million and net transportation revenue of $8.4 million and $6.7 million for the three months ended December 31, 2007 and 2006 respectively. Net income was $1,324,000 for the three months ended December 31, 2007 compared to net income of $65,000 for the three months ended December 31, 2006.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $534,000 and $337,000 for three months ended December 31, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended December 31, 2007 and 2006.

	Three months ended December 31,		Change
	2007	2006	Amount	Percent

Net income	$1,324	$65	$1,259	NM
Income tax expense (benefit)	744	(21)	765	NM
Interest expense – net	47	1	46	NM
Depreciation and amortization	242	205	37	18.0%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$2,357	$250	$2,107	842.8%

Share based compensation and other non-cash costs	95	87	8	8.7%
Change in estimate of liabilities assumed in Airgroup acquisition	(1,431)	-	(1,431)	NM
Tax indemnity	(487)	-	(487)	NM
Adjusted EBITDA	$534	$337	$197	58.5%

The following table summarizes December 31, 2007 (actual and unaudited) and December 31, 2006 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended December 31,		Change
	2007	2006	Amount	Percent

Transportation revenue	$23,109	$18,344	$4,765	26.0%
Cost of transportation	14,712	11,656	3,056	26.2%

Net transportation revenue	$8,397	$6,688	$1,709	25.6%
Net transportation margins	36.3%	36.5%

Transportation revenue was $23.1 million for the three months ended December 31, 2007, an increase of 26.0% over total transportation revenue of $18.3 million for the three months ended December 31, 2006. Domestic transportation revenue increased by 26.2% to $14.7 million for the three months ended December 31, 2007 from $11.7 million for the three months ended December 31, 2006. The increase was primarily due to increased volume handled by us in 2007. International transportation revenue increased by 25.6% to $8.4 million for the three months ended December 31, 2007 from $6.7 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation increased to $14.7 million for the three months ended December 31, 2007 compared to $11.7 million for the three months ended December 31, 2006 as a result of the increased transportation volumes described above.

Net transportation margins remained relatively unchanged at 36.3% of transportation revenue for the three months ended December 31, 2007 as compared to 36.5% of transportation revenue for the three months ended December 31, 2006.

The following table compares certain December 31, 2007 (actual and unaudited) and December 31, 2006 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$8,397	100.0%	$6,688	100.0%	$1,709	25.6%

Agent commissions	6,154	73.3%	5,243	78.4%	911	17.4%
Personnel costs	1,090	13.0%	581	8.7%	509	87.6%
Other selling, general and administrative	741	8.8%	612	9.2%	128	21.1%
Depreciation and amortization	242	2.9%	205	3.1%	37	18.0%

Total operating costs	8,227	98.0%	6,641	99.3%	1,585	23.8%

Income from operations	170	2.0%	47	0.7%	124	261.7%
Other income (expense)	1,884	22.4%	(3)	0.0%	1,881	NM

Income before income taxes and Minority interests	2,054	24.4%	44	0.7%	2,010	NM
Income tax expense (benefit)	744	8.9%	(21)	-0.3%	765	NM

Income before minority interests	1,310	15.6%	65	1.0%	1,245	NM
Minority interests	14	0.2%	-	-	14	NM

Net income	$1,324	15.8	$65	1.0%	$1,259	NM

Agent commissions were $6.2 million for the three months ended December 31, 2007, an increase of 17.4% from $5.2 million for the three months ended December 31, 2006. Agent commissions as a percentage of net transportation revenue decreased to 73.3% for three months ended December 31, 2007 from 78.4% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit where operations were not subject to agent commissions.

Personnel costs were $1.1 million for the three months ended December 31, 2007, an increase of 87.6% from $581,000 for the three months ended December 31, 2006. Personnel costs as a percentage of net transportation revenue increased to 13.0% for three months ended December 31, 2007 from 8.7% for the comparable prior year period primarily as a result of the increased head-count associated with operations in Detroit.

Other selling, general and administrative costs were $741,000 for the three months ended December 31, 2007, an increase of 20.9% from $613,000 for the three months ended December 31, 2006. As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 8.8% for three months ended December 31, 2007 from 9.2% for the comparable prior year period. The $741,000 in other selling, general and administrative costs is net of $412,000 in expenses associated with the Detroit operations which we recorded as an asset on our balance sheet as an offset against payments to be made for the acquired assets.

Depreciation and amortization costs were approximately $242,000 and $205,000 for the three months ended December 31, 2007 and 2006, respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for three months ended December 31, 2007 to 2.9% from 3.1% for the same period last year.

Income from operations was $170,000 for the three months ended December 31, 2007 compared to income from operations of $46,000 for the three months ended December 31, 2006.

Other income was $1.9 million for the three months ended December 31, 2007 compared to other expense of $2,000 for the three months ended December 31, 2006. Other income for the three months ended December 31, 2007 was driven principally by the $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Net income was $1,324,000 for the three months ended December 31, 2007, compared to net income of $65,000 for the three months ended December 31, 2006.

For the six months ended December 31, 2007 (actual and unaudited) and December 31, 2006 (actual and unaudited)

We generated transportation revenue of $48.7 million and $32.8 million and net transportation revenue of $16.8 million and $11.7 million for the six months ended December 31, 2007 and 2006, respectively. Net income was $1,413,000 for the six months ended December 31, 2007 compared net income of $225,000 for the six months ended December 31, 2006.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $961,000 and $735,000 for six months ended December 31, 2007 and 2006, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the six months ended December 31, 2007 and 2006.

	Six months ended December 31,		Change
	2007	2006	Amount	Percent

Net income	$1,413	$225	$1,188	528.0%
Income tax expense (benefit)	737	(19)	756	NM
Interest expense – net	71	6	65	1,083.3%
Depreciation and amortization	481	391	90	23.0%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$2,702	$603	$2,099	348.1%

Share based compensation and other non-cash costs	177	132	45	33.7%
Change in estimate of liabilities assumed in Airgroup acquisition	(1,431)	-	(1,431)	NM
Tax Indemnity	(487)	-	(487)	NM
Adjusted EBITDA	$961	$735	$226	30.7%

The following table summarizes December 31, 2007 (actual and unaudited) and December 31, 2006 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2007	2006	Amount	Percent

Transportation revenue	$48,666	$32,761	$15,905	48.5%
Cost of transportation	31,829	21,079	10,750	51.0%

Net transportation revenue	$16,837	$11,682	$5,155	44.1%
Net transportation margins	34.6%	35.7%

Transportation revenue was $48.7 million for the six months ended December 31, 2007, an increase of 48.5% over total transportation revenue of $32.8 million for the six months ended December 31, 2006. Domestic transportation revenue increased by 57.5% to $31.9 million for the six months ended December 31, 2007 from $20.2 million for the six months ended December 31, 2006. The increase was primarily due to increased volume handled by us in 2007. International transportation revenue increased by 34.0% to $16.8 million for the six months ended December 31, 2007 from $12.6 million for the comparable prior year period, mainly attributed to increased air and ocean import freight volume.

Cost of transportation increased to $31.8 million for the six months ended December 31, 2007 from $21.1 million for the six months ended December 31, 2006 as a result of the additional volumes described above.

Net transportation margins decreased slightly to 34.6% of transportation revenue for the six months ended December 31, 2007 from 35.7% of transportation revenue for the three months ended December 31, 2006 as a result of increased international volumes which traditionally provide lower margins.

The following table compares certain December 31, 2007 (actual and unaudited) and December 31, 2006 (actual and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2007		2006		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$16,837	100.0%	$11,682	100.0%	$5,155	44.1%

Agent commissions	12,006	71.3%	8,970	76.8%	3,036	33.8%
Personnel costs	2,636	15.6%	1,088	9.3%	1,548	142.3%
Other selling, general and administrative	1,435	8.5%	1,018	8.7%	417	41.0%
Depreciation and amortization	482	2.9%	391	3.4%	91	23.3%

Total operating costs	16,559	98.3%	11,467	98.2%	5,092	44.4%

Income from operations	278	1.7%	215	1.8%	63	29.3%
Other income (expense)	1,840	10.9%	(9)	-0.1%	1,849	NM

Income before income taxes and minority interests	2,117	12.6%	206	1.7%	1,911	927.7%
Income tax expense (benefit)	737	4.3%	(19)	-0.2%	756	NM

Income before minority interests	1,381	8.2%	225	1.9%	1,156	513.8%
Minority interests	32	0.2%	-	-	32	NM

Net income	$1,413	8.4%	$225	1.9%	$1,188	528%

Agent commissions were $12.0 million for the six months ended December 31, 2007, an increase of 33.8% from $9.0 million for the six months ended December 31, 2006. Agent commissions as a percentage of net transportation revenue decreased to 71.3% for six months ended December 31, 2007 from 76.8% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit where operations were not subject to agent commissions.

Personnel costs were $2.6 million for the six months ended December 31, 2007, an increase of 137.5% from $1.1 million for the six months ended December 31, 2006. Personnel costs as a percentage of net transportation revenue increased to 15.6% for six months ended December 31, 2007 from 9.3% for the comparable prior year period primarily as a result of the increased head-count associated with operations in Detroit.

Other selling, general and administrative costs were $1.4 million for the six months ended December 31, 2007, an increase of 41.0% from $1.0 million for the six months ended December 31, 2006. As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 8.5% for six months ended December 31, 2007 from 8.7% for the comparable prior year period. The $1.4 million in other selling, general and administrative costs is net of $804,000 in expenses associated with the Detroit operations which we recorded as an asset on our balance sheet as an offset against payments to be made for the acquired assets.

Depreciation and amortization costs were approximately $482,000 and $391,000 for the six months ended December 31, 2007 and 2006, respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for six months ended December 31, 2007 to 2.9% from 3.4% for the same period last year.

Income from operations was $278,000 for the six months ended December 31, 2007 compared to income from operations of $215,000 for the six months ended December 31, 2006.

Other income was $1.9 million for the six months ended December 31, 2007 compared to other expense of $9,000 for the six months ended December 31, 2006. Other income for the six months ended December 31, 2007 was driven principally by the $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Net income was $1,413,000 for the six months ended December 31, 2007, compared to net income of $225,000 for the six months ended December 31, 2006.

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million due on the two-year anniversary of the closing; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. Through the most recent earn-out period ended June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments.

In the quarter ended December 31, 2007, we adjusted the estimate of accrued transportation costs assumed in the acquisition of Airgroup which resulted in the recognition of approximately $1.4 million in non-recurring income. Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified us for taxes of $487,000 associated the income recognized in connection with this change in estimate which has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.
Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Airgroup for the fiscal years indicated based on results of the prior year (in thousands):

	2009	2010	Total

Earn-out payments:
Cash	$—	$—	$—
Equity	633	634	1,267
Total potential earn-out payments	$633	$634	$1,267

Prior year earnings targets (income from continuing operations)

Total earnings actual and targets	$2,500	$2,500	$5,000

Earn-outs as a percentage of prior year earnings targets:

Total	25.3%	25.3%	25.3%

In February 2008, our $10 million revolving credit facility (Facility) was extended from February 2009 until February 2011. The Facility is collateralized by our accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the our option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible accounts receivable.

As of January 31, 2008, we had approximately $1.3 million outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $6.4 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires us to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the we must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either, forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

Net cash provided by operating activities for the six months ended December 31, 2007 was $626,000 compared to net cash provided by operating activities of $1.1 million for the six months ended December 31, 2006. Net cash provided by operating activities includes a use of cash of $487,000 in tax indemnity from the former Airgroup shareholders. This indemnity was taken as an off-set to amounts otherwise due the former Airgroup shareholders in future periods. See Note 3 to our Condensed Financial Statements included in Part I, Item 1 above.

Cash used for investing activities for the six months ended December 31, 2007, totaled $2.1 million of which approximately $1.9 million related to the acquisition of the automotive assets in Detroit with the remaining $200,000 related to investments in technology. For the six months ended December 31, 2006, cash used for investing was $111,000 and principally related to investments in technology.

Net cash provided by financing activities for the six months ended December 31, 2007 was $961,000 which includes advances under our credit facility of $1.3 million, and $120,000 paid to Mass Financial in connection with the acquisition of the automotive assets. These amounts were off-set by $500,000 paid to former Airgroup shareholders. For the comparable prior year period, net cash provided by financing activities was limited to repayments to our credit facility of $1.3 million.

In November 2007, we completed a restructured transaction with Mass Financial Corporation (“Mass”) to acquire certain assets to service the automotive industry in Detroit, Michigan (the “Purchased Assets”).

As restructured, the purchase price has been reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from our interim operation of the Purchased Assets since May 22, 2007. Of the cash component of the transaction, $100,000 was paid in May of 2007, $265,000 was paid at closing and a final payment of $195,000 is to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by the Company.

During the early portion of fiscal 2008, our cash flow was adversely affected as a result of the garnishment proceeding instituted by a judgment creditor of the prior owner of the Purchased Assets which temporarily frustrated our ability to collect outstanding customer receivables and service new and existing customers. The garnishment action was ultimately brought to a standstill in September of 2007. For the period from May 22, 2007 through October 31, 2007, while operating the Purchased Assets under the Management Services Agreement (the “MSA”) with Mass, we incurred an aggregate of $1,000,000 of reimbursable operating expenses (of which approximately $196,000, $392,000 , $412,000 were incurred in the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, respectively). These expenses were, to a large extent, influenced by the decrease in revenue caused by the garnishment proceedings, and in any event, were recaptured in the form of an indemnity claim against Mass which was satisfied via an off-set to amounts otherwise payable to Mass in connection with the acquisition of the automotive assets in Detroit. While operating the Purchased Assets we have exited certain low margin business and secured additional new business. While we believe we have secured a profitable core group of customers from which to operate in Detroit going forward, we may be required to make further cash outlays in the development of our automotive services group which would require increased draws against our Facility.

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

Off Balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our short-term cash investments and our line of credit. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. We invest our excess cash in institutional money market accounts. We do not use interest rate derivative instruments to manage our exposure to interest rate changes. If market interest rates were to change by 10% from the levels at December 31, 2007, the change in interest expense would have had an immaterial impact on our results of operations and cash flows.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure. There were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business. Management believes that these matters will not have a material adverse effect on our financial statements.

Mass Proceeding

On or about September 28, 2007, Mass Financial Corp. (“Mass”) commenced an action against the Company and Radiant Logistics Global Services, Inc. (“RLGS”) in the Federal District Court for the Western District of the State of Washington at Seattle. In its complaint, Mass sought specific performance, injunctive relief and damages against the Company and RLGS, seeking to compel a closing under an unexecuted draft amendment to the Asset Purchase Agreement between the parties.

On November 14, 2007, in connection with the completion of a restructured transaction Mass filed with the Court a stipulation and order for dismissal of this lawsuit with prejudice and without an award of attorney’s fees or costs to any party.

Burke Proceeding

On or about January 18, 2007, Douglas Burke (“Burke”) commenced an action against Radiant Logistics Global Services, Inc. (“RLGS”) in the 3rd Circuit Court, Wayne County, Michigan. In the complaint, Burke is seeking to enforce against RLGS a $2.2 million judgment Burke obtained against the former owners of the assets RLGS purchased from Mass. The amount at issue is currently secured by a $2.75 million letter of credit provided by Mass in connection with the acquisition of the purchased assets. The Company has only recently become aware of this action and believes the claims are without merit, will vigorously defend the claims, and bring all available counterclaims against Burke.

Item 5. Other Information.

Renewal of Credit Facility

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of Form 8-K.

The Company entered into a $10 million three year revolving credit facility with Bank of America, N.A.(the “Facility”) effective February 12, 2008. The amendment extends the term of the Facility from February 2009 to February 2011 and replaces the February 2007 Facility with Bank of America, N.A. The Facility is collateralized by accounts receivable and other assets of the Company, its subsidiaries and affiliates. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the Facility bear interest, at the Company’s option, at the Bank’s prime minus .15% to 1.00% or LIBOR plus 1.55% to 2.25% and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc. (“RLGS”) and Radiant Logistics Partners, LLC (“RLP”). As a co-borrower under the Facility, the accounts receivable of RLP and RLGS are included within the overall borrowing base of the Company and all borrowers are responsible for repayment of the debt associated with advances under the Facility.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
10.1
Amendment No. 1 to Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 12, 2008.
Filed herewith
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated February 14, 2008	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: February 14, 2008	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1
Amendment No. 1 to Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 12, 2008.

31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated February 14 , 2008