Form 10-Q
period 2008-03-31
RADIANT LOGISTICS, INC
filed 2008-05-15
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

There were 34,401,696 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 8, 2008.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets -
Cash and cash equivalents	$279,626	$719,575
Accounts receivable, net of allowance for doubtful accounts of $641,493 at March 31, 2008 and $259,960 at June 30, 2007	13,536,141	15,062,910
Current portion of employee loan receivable and other receivables	176,592	42,800
Prepaid expenses and other current assets	153,276	59,328
Deferred tax asset	805,516	234,656
Total current assets	14,951,151	16,119,269

Property and equipment, net	810,513	844,919

Acquired intangibles, net	1,379,253	1,789,773
Goodwill	7,433,057	5,532,223
Employee loan receivable	40,000	80,000
Investment in real estate	40,000	40,000
Deposits and other assets	173,056	618,153

Total long term assets	9,065,366	8,060,149

Total Assets	$24,827,030	$25,024,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Notes payable – current portion of long term debt	$233,306	$800,000
Accounts payable and accrued transportation costs	9,709,769	13,270,756
Commissions payable	1,155,562	700,020
Other accrued costs	205,845	344,305
Income taxes payable	1,084,917	224,696
Total current liabilities	12,389,399	15,339,777

Long term debt	3,011,269	1,974,214
Deferred tax liability	468,945	608,523
Total long term liabilities	3,480,214	2,582,737
Total liabilities	15,869,613	17,922,514
Commitments & contingencies	-	-

Minority interest	11,840	57,482

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 34,401,696 at March 31, 2008 and 33,961,639 at June 30, 2007	15,857	15,417
Additional paid-in capital	7,539,252	7,137,774
Accumulated earnings (deficit)	1,390,468	(108,850)
Total stockholders’ equity	8,945,577	7,044,341
	$24,827,030	$25,024,337

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2008	2007	2008	2007

Revenue	$25,765,377	$19,394,026	$74,431,411	$52,155,055
Cost of transportation	16,264,393	12,278,178	48,093,022	33,357,039
Net revenue	9,500,984	7,115,848	26,338,389	18,798,016

Agent commissions	6,611,130	5,419,646	18,617,364	14,389,716
Personnel costs	1,199,467	659,130	3,836,707	1,747,252
Selling, general and administrative expenses	1,268,558	742,061	2,703,589	1,760,558
Depreciation and amortization	238,822	209,348	720,426	600,295
Total operating expenses	9,317,977	7,030,185	25,878,086	18,497,821

Income from operations	183,007	85,663	460,303	300,195

Other income (expense):
Interest income	800	2,490	3,200	6,801
Interest expense	(27,173)	(5,397)	(101,045)	(15,849)
Other – non recurring	-	-	1,918,146	-
Other	(47,811)	(21,783)	(54,550)	(24,466)
Total other income (expense)	(74,184)	(24,690)	1,765,751	(33,514)

Income before income tax expense	108,823	60,973	2,226,054	266,681

Income tax expense	35,841	37,449	772,378	18,327

Income before minority interests	72,982	23,524	1,453,676	248,354

Minority interest	13,696	(18)	45,642	(18)

Net income	$86,678	$23,506	$1,499,318	$248,336

Net income per common share – basic	$-	$-	$.04	$.01
Net income per common share – diluted	$-	$-	$.04	$.01

Weighted average shares outstanding:
Basic shares	34,115,010	33,961,639	34,012,391	33,856,712
Diluted shares	34,134,454	34,162,532	34,218,416	34,363,106

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
Balance at June 30, 2007	33,961,639	$15,417	$7,137,774	$(108,850)	$7,044,341
Share based compensation (unaudited)	-	-	150,384	-	150,384

Shares issued to former Airgroup Shareholders pursuant to earnout obligations	356,724	357	213,677	-	214,034

Shares issuable for investor relations services	83,333	83	37,417	-	37,500

Net income for the nine months ended March 31, 2008 (unaudited)	-	-	-	1,499,318	1,499,318
Balance at March 31, 2008 (unaudited)	34,401,696	$15,857	$7,539,252	$1,390,468	$8,945,577

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For nine months ended March 31,
	2008	2007
CASH FLOWS PROVIDED (USED FOR) OPERATING ACTIVITIES:
Net income	$1,499,318	$248,336

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	150,384	141,876
stock issuable for investor relations services	37,500	-
amortization of intangibles	410,520	458,871
amortization of deferred tax liability	(139,578)	(156,016)
other deferred taxes	(570,860)	(6,661)
depreciation	293,655	119,964
amortization of bank fees	16,251	21,459
amortization of employee loan receivable	40,000	40,000
minority interest in (loss) or income of subsidiaries	(45,642)	12,018
provision for doubtful accounts	381,533	23,369
tax indemnity	(486,694)	-
change in purchased accounts receivable	-	(6,128)

CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	1,145,236	(3,182,902)
employee receivable and other receivables	(8,792)	(1,271)
prepaid expenses and other assets	334,898	(33,100)
accounts payable and accrued transportation costs	(3,346,953)	3,458,480
commissions payable	455,542	547,167
other accrued costs	(138,460)	(47,966)
income taxes payable	860,221	(880,564)
Net cash provided by operating activities	888,079	756,932

CASH FLOWS USED FOR INVESTING ACTIVITIES:
acquisition of automotive assets	(1,925,000)	-
purchase of technology and equipment	(235,083)	(187,239)
Net cash used for investing activities	(2,160,083)	(187,239)

CASH FLOWS PROVIDED (USED FOR) BY FINANCING ACTIVITIES:
issuance of notes receivable	(125,000)	-
net proceeds from (payment to) credit facility	1,337,055	(759,447)
payments to former shareholders of Airgroup	(500,000)	-
proceeds from note payable – acquisition of automotive assets	120,000	-
Net cash provided by (used for) financing activities	832,055	(759,447)

NET DECREASE IN CASH	(439,949)	(189,754)

CASH, BEGINNING OF THE PERIOD	719,575	510,970

CASH, END OF PERIOD	$279,626	$321,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$622,595	$987,689

Interest paid	$101,045	$15,849

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

In March, 2008 the Company issued 356,724 shares of common stock, in satisfaction of the $214,000 earnout obligation due to former Airgroup shareholders for the earnout period ended June 30, 2007.

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

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time. As of March 31, 2008, management believes there are no indications of an impairment.

g)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of March 31, 2008.

h)	Commitments

The Company has operating lease commitments some of which are for office and warehouse space and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2008 through 2012, respectively, are $79,790, $294,686, $117,278, $62,825, and $2,432.

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

For the three months ended March 31, 2008, the Company recorded a share based compensation expense of $57,282, which, net of income taxes, resulted in a $37,806 net reduction of net income. For the three months ended March 31, 2007, the Company recorded a share based compensation expense of $49,255, which, net of income taxes, resulted in a $32,508 net reduction of net income. For the nine months ended March 31, 2008, the Company recorded a share based compensation expense of $150,384, which, net of income taxes, resulted in a $99,253 net reduction of net income. For the nine months ended March 31, 2007, the Company recorded a share based compensation expense of $141,876, which, net of income taxes, resulted in a $93,638 net reduction of net income.

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

For three months ended March 31, 2008 and 2007, the weighted average outstanding number of dilutive common shares totaled 34,134,454 and 34,162,532 shares of common stock. Options to purchase 2,580,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2008 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive. Options to purchase 1,145,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

For the nine months ended March 31, 2008 and 2007, the weighted average outstanding number of dilutive common shares totaled 34,218,416 and 34,363,106 shares of common stock. Options to purchase 2,580,000 shares of common stock were not included in the diluted EPS computation for the nine months ended March 31, 2008 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive. Options to purchase 1,145,000 shares of common stock were not included in the diluted EPS computation for the nine months ended March 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended March 31, 2008	Three months ended March 31, 2007	Nine months ended March 31, 2008	Nine months ended March 31, 2007
Weighted average basic shares outstanding	34,115,010	33,961,639	34,012,391	33,856,712
Options	19,444	200,893	206,025	506,394
Weighted average dilutive shares outstanding	34,134,454	34,162,532	34,218,416	34,363,106

m)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2008.

NOTE 3 – ACQUISITION OF AIRGROUP

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $0.5 million in cash due on the two year anniversary; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. The $0.5 million payment listed above was paid in December 2007. Through the most recent earn-out period ended June 30, 2007, the former Airgroup shareholders earned a total of $214,000 in base earn-out payments, which was satisfied by issuing 356,724 shares to the former Airgroup shareholders on February 28, 2008.

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

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the nine months ended March 31, 2008 and year ended June 30, 2007. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this was the Company’s first acquisition.

	Nine months ended March 31, 2008		Year ended June 30, 2007
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$1,322,247	$2,652,000	$925,227
Covenants not to compete	90,000	40,500	90,000	27,000
Total	$2,742,000	$1,362,747	$2,742,000	$952,227

Aggregate amortization expense:
For nine months ended March 31, 2008		$410,520
For nine months ended March 31, 2007		$458,871

Aggregate amortization expense for the year ended June 30:
2008 – For the remainder of the year		136,839
2009		597,090
2010		483,124
2011		162,200
Total		$1,379,253

For the nine months ended March 31, 2008, the Company recorded an expense of $410,520 from amortization of intangibles and an income tax benefit of $139,578 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. For the nine months ended March 31, 2007, the Company recorded an expense of $458,871 from amortization of intangibles and an income tax benefit of $156,016 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $361,257 in 2008, $394,079 in 2009, $318,862 in 2010, and $107,052 in 2011.

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

NOTE 6 – VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. Minority interest income for the three and nine months ending March 31, 2008 was $13,696 and $45,642, respectively. RLP commenced operations in February 2007. Minority interest expense for the three and nine months ending March 31, 2007 was $18.

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

NOTE 8 – PROPERTY AND EQUIPMENT

The Company, prior to acquiring Airgroup, did not carry any fixed assets since its inception. Property and equipment consists of the following:

	March 31, 2008	June 30, 2007
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	261,633	261,633
Furniture and fixtures	47,191	23,379
Computer equipment	276,654	232,667
Computer software	745,997	570,494
Leasehold improvements	26,645	10,699
	1,362,973	1,103,725
Less: Accumulated depreciation and amortization	(552,460)	(258,806)
Property and equipment - net	$810,513	$844,919

Depreciation and amortization expense for the three and nine months ended March 31, 2008 was $238,822 and $720,426, respectively, and for the three and nine months ended March 31, 2007 was $209,348 and $600,295, respectively.

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

As of March 31, 2008, the Company had approximately $2.3 million outstanding under the Facility and had eligible accounts receivable sufficient to support approximately $7.4 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve our strategic objectives. At March 31, 2008, the Company was in compliance with all of its covenants.

As of March 31, 2008 the Company had $2,304,783 drawn under the Facility and $706,486 in outstanding checks which have not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash accounts, as they will be advanced from, or against, the Facility when presented for payment to the bank. These amounts total long term debt of $3,011,269.

At March 31, 2008, based on available collateral and $315,000 in outstanding letter of credit commitments, there was $4,817,890 available for borrowing under the Facility.

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

For the three months ended March 31, 2008, the Company recognized net income tax expense of $35,841 consisting of current income tax expense of $71,432, and deferred income tax benefit of $35,591.

For the nine months ended March 31, 2008, the Company recognized net income tax expense of $772,378 consisting of current income tax expense of $1,482,816 and deferred income tax benefit of $710,438.

For the three months ended March 31, 2007, the Company recognized net income tax expense of $37,449 consisting of current income tax expense of $77,519 and deferred income tax benefit of $40,070.

For the nine months ended March 31, 2007, the Company recognized net income tax expense of $18,327 consisting of current income tax expense of $181,004 and deferred income tax benefit of $162,677.

The Company’s consolidated effective tax rate during the three and nine month periods ended March 31, 2008 and March 31, 2007 was 34.0%.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2008, none of the shares were issued or outstanding (unaudited).

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

In February of 2008, the Company agreed to issue 250,000 shares of common stock to a financial advisor to provide investor relations and financial advisory services to the Company. These shares are to vest ratably over the six month engagement and will be issued in a transaction exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

In February, 2008 the Company issued 356,724 shares of common stock, in satisfaction of the $214,000 earnout obligation due to former Airgroup shareholders for the earnout period ended June 30, 2007.

NOTE 12 – SHARE BASED COMPENSATION

The Company issued its first employee options in October of 2005 and adopted the fair value recognition provisions of SFAS123R concurrent with this initial grant.

For the three and nine months ended March 31, 2008, the Company issued employees options to purchase 175,000 shares of common stock at $0.48 per share in December 2007, and 50,000 shares of common stock at $.35 per share in March 2008. The options vest 20% per year over a five year term.

Share based compensation costs recognized during the three and nine months ended March 31, 2008, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of March 31, 2008.

For the nine months ended March 31, 2008, the weighted average fair value per share of employee options granted in December 2007 was $.29. The weighted average fair value per share of employee options granted in March 2008 was $.21. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	December 2007	March 2008
Dividend yield	None	None
Volatility	68.7%	67.8%
Risk free interest rate	3.49%	3.49%
Expected lives	5.0 years	5.0 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest. Due to the lack of historical information, the Company has not reduced its share based compensation costs for any estimated forfeitures. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the nine months ended March 31, 2008 and 2007, the Company recognized stock option compensation costs of $150,384 and $141,876, respectively, in accordance with SFAS 123R. The following table summarizes activity under the plan for the nine months ended March 31, 2008.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2007	3,150,000	$0.605	8.75 years	$-
Options granted	225,000	0.451	9.76 years	-
Options exercised	-	-	-	-
Options forfeited	(370,000)	0.628	-	-
Options expired	-	-	-	-
Outstanding at March 31, 2008	3,005,000	$0.591	7.94 years	$-
Exercisable at March 31, 2008	989,000	$0.598	7.64 years	$-

The aggregate intrinsic value for all outstanding options as of March 31, 2008 was $1,500. The aggregate intrinsic value for all vested options was $0 due to the strike price of all vested options exceeding the market price of the Company’s stock.

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

We have based these forward-looking statements on our current expectations, projections and assumptions about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that, if not realized, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) continue growing our business and maintain historical or increased gross profit margins; (v) locate suitable acquisition opportunities; (vi) secure the financing necessary to complete any acquisition opportunities we locate; (vii) assess and respond to competitive practices in the industries in which we compete, (viii) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (ix) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (x) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2007. Furthermore, the general business assumptions underlying the forward-looking statements included herein represent estimates of future events and are subject to uncertainty due to, among other things, changes in economic, legislative, industry, and other circumstances. As a result, the identification, interpretation and use of data and other information in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, we can provide no assurance regarding the achievability of the results identified in such forward-looking statements. Except as required by law, we undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

We completed the first step in our business strategy through the acquisition of Airgroup effective as of January 1, 2006. Airgroup is a Seattle, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America.  Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will actually be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Results of Operations

For the three months ended March 31, 2008 (unaudited) and March 31, 2007 ( unaudited)

We generated transportation revenue of $25.8 million and $19.4 million and net transportation revenue of $9.5 million and $7.1 million for the three months ended March 31, 2008 and 2007 respectively. Net income was $87,000 for the three months ended March 31, 2008 compared to net income of $24,000 for the three months ended March 31, 2007.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $495,000 and $328,000 for three months ended March 31, 2008 and 2007, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,		Change
	2008	2007	Amount	Percent

Net income	$87	$24	$63	262.5%
Income tax expense (benefit)	36	37	(1)	(2.7)%
Interest expense – net	26	3	23	766.7%
Depreciation and amortization	239	209	30	14.4%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$388	$273	$115	42.1%

Share based compensation and other non-cash costs	107	55	52	94.5%
Adjusted EBITDA	$495	$328	$167	50.9%

The following table summarizes March 31, 2008 (unaudited) and March 31, 2007 (unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended March 31,		Change
	2008	2007	Amount	Percent

Transportation revenue	$25,765	$19,394	$6,371	32.9%
Cost of transportation	16,264	12,278	3,986	32.5%

Net transportation revenue	$9,501	$7,116	$2,385	33.5%
Net transportation margins	36.9%	36.7%

Transportation revenue was $25.8 million for the three months ended March 31, 2008, an increase of 32.9% over transportation revenue of $19.4 million for the three months ended March 31, 2007. Domestic transportation revenue increased by 20.8% to $15.0 million for the three months ended March 31, 2008 from $12.4 million for the three months ended March 31, 2007. The increase was primarily due to increased volume handled by us in 2008. International transportation revenue increased by 54.3% to $10.7 million for the three months ended March 31, 2008 from $7.0 million for the comparable prior year period, mainly attributed to increased air and ocean export freight volume.

Cost of transportation increased to $16.3 million for the three months ended March 31, 2008 compared to $12.3 million for the three months ended March 31, 2007 as a result of the increased transportation volumes described above.

Net transportation margins remained relatively unchanged at 36.9% of transportation revenue for the three months ended March 31, 2008 as compared to 36.7% of transportation revenue for the three months ended March 31, 2007.

The following table compares certain March 31, 2008 (unaudited) and March 31, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$9,501	100.0%	$7,116	100.0%	$2,385	33.5%

Agent commissions	6,611	69.6%	5,420	76.2%	1,191	22.0%
Personnel costs	1,199	12.6%	659	9.3%	540	81.9%
Other selling, general and administrative	1,269	13.4%	742	10.4%	527	71.0%
Depreciation and amortization	239	2.5%	209	2.9%	30	14.4%

Total operating costs	9,318	98.1%	7,030	98.8%	2,288	32.5%

Income from operations	183	1.9%	86	1.2%	97	112.8%
Other income (expense)	(74)	(0.8)%	(25)	(0.3)%	(49)	NM

Income before income taxes and minority interests	109	1.1%	61	0.9%	48	78.7%
Income tax expense	36	0.4%	37	0.5%	(1)	(2.7)%

Income before minority interests	73	0.8%	24	0.3%	49	204.2%
Minority interests	14	0.2%	-	-	14	NM

Net income	$87	0.9%	$24	0.3%	$63	262.5%

Agent commissions were $6.6 million for the three months ended March 31, 2008, an increase of 22% from $5.4 million for the three months ended March 31, 2007. Agent commissions as a percentage of net transportation revenue decreased to 69.6% for three months ended March 31, 2008 from 76.2% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit where operations were not subject to agent commissions.

Personnel costs were $1.2 million for the three months ended March 31, 2008, an increase of 81.9% from $659,000 for the three months ended March 31, 2007. Personnel costs as a percentage of net transportation revenue increased to 12.6% for three months ended March 31, 2008 from 9.3% for the comparable prior year period primarily as a result of the increased head-count associated with operations in Detroit.

Other selling, general and administrative costs were $1,269,000 for the three months ended March 31, 2008, an increase of 71.0% from $742,000 for the three months ended March 31, 2007. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 13.4% for three months ended March 31, 2008 from 10.4% for the comparable prior year period.

Depreciation and amortization costs were approximately $239,000 and $209,000 for the three months ended March 31, 2008 and 2007, respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for three months ended March 31, 2008 to 2.5% from 2.9% for the same period last year.

Income from operations was $183,000 for the three months ended March 31, 2008 compared to income from operations of $86,000 for the three months ended March 31, 2007.

Other expense was $74,000 for the three months ended March 31, 2008 compared to other expense of $25,000 for the three months ended March 31, 2007.

Net income was $87,000 for the three months ended March 31, 2008, compared to net income of $24,000 for the three months ended March 31, 2007.

For the nine months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)

We generated transportation revenue of $74.4 million and $52.2 million and net transportation revenue of $26.3 million and $18.8 million for the nine months ended March 31, 2008 and 2007, respectively. Net income was $1,499,000 for the nine months ended March 31, 2008 compared net income of $248,000 for the nine months ended March 31, 2007.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,416,000 and $1,062,000 for nine months ended March 31, 2008 and 2007, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the nine months ended March 31, 2008 and 2007.

	Nine months ended March 31,		Change
	2008	2007	Amount	Percent

Net income	$1,499	$248	$1,251	504.4%
Income tax expense	772	18	754	NM
Interest expense – net	98	9	89	NM
Depreciation and amortization	721	600	121	20.2%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$3,090	$875	$2,215	253.1%

Share based compensation and other non-cash costs	244	187	(57)	30.4%
Change in estimate of liabilities assumed in Airgroup acquisition	(1,431)	-	(1,431)	NM
Tax Indemnity	(487)	-	(487)	NM
Adjusted EBITDA	$1,416	$1,062	$354	33.3%

The following table summarizes March 31, 2008 (unaudited) and March 31, 2007 (unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2008	2007	Amount	Percent

Transportation revenue	$74,431	$52,155	$22,276	42.7%
Cost of transportation	48,093	33,357	14,736	44.2%

Net transportation revenue	$26,338	$18,798	$7,540	40.1%
Net transportation margins	35.4%	36.0%

Transportation revenue was $74.4 million for the nine months ended March 31, 2008, an increase of 42.7% over transportation revenue of $52.2 million for the nine months ended March 31, 2007. Domestic transportation revenue increased by 43.5% to $46.9 million for the nine months ended March 31, 2008 from $32.7 million for the nine months ended March 31, 2007. The increase was primarily due to increased volume handled by us in 2008. International transportation revenue increased by 41.4% to $27.5 million for the nine months ended March 31, 2008 from $19.5 million for the comparable prior year period, mainly attributed to increased air and ocean export freight volume.

Cost of transportation increased to $48.1 million for the nine months ended March 31, 2008 from $33.4 million for the nine months ended March 31, 2007 as a result of the additional volumes described above.

Net transportation margins decreased slightly to 35.4% of transportation revenue for the nine months ended March 31, 2008 from 36.0% of transportation revenue for the nine months ended March 31, 2007 as a result of increased international volumes which traditionally provide lower margins.

The following table compares certain March 31, 2008 (unaudited) and March 31, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$26,338	100.0%	$18,798	100.0%	$7,540	40.1%

Agent commissions	18,617	70.7%	14,390	76.6%	4,227	29.4%
Personnel costs	3,837	14.6%	1,747	9.3%	2,090	119.6%
Other selling, general and administrative	2,704	10.3%	1,761	9.4%	943	53.6%
Depreciation and amortization	720	2.7%	600	3.2%	120	20.0%

Total operating costs	25,878	98.3%	18,498	98.4%	7,380	39.9%

Income from operations	460	1.8%	300	1.6%	160	53.3%
Other income (expense)	1,766	6.7%	(33)	(0.2)%	1,799	NM

Income before income taxes and minority interests	2,226	8.5%	267	1.4%	1,960	NM
Income tax expense	772	2.9%	19	0.1%	754	NM

Income before minority interests	1,454	5.5%	248	1.3%	1,206	NM
Minority interests	45	0.2%	-	-	45	NM

Net income	$1,499	5.7%	$248	1.3%	$1,251	504.4%

Agent commissions were $18.6 million for the nine months ended March 31, 2008, an increase of 29.4% from $14.4 million for the nine months ended March 31, 2007. Agent commissions as a percentage of net transportation revenue decreased to 70.7% for nine months ended March 31, 2008 from 76.6% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit where operations were not subject to agent commissions.

Personnel costs were $3.8 million for the nine months ended March 31, 2008, an increase of 119.6% from $1.7 million for the nine months ended March 31, 2007. Personnel costs as a percentage of net transportation revenue increased to 14.6% for nine months ended March 31, 2008 from 9.3% for the comparable prior year period primarily as a result of the increased head-count associated with new company owned stations.

Other selling, general and administrative costs were $2.7 million for the nine months ended March 31, 2008, an increase of 53.6% from $1.8 million for the nine months ended March 31, 2007. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.3% for nine months ended March 31, 2008 from 9.4% for the comparable prior year period. The $2.7 million in other selling, general and administrative costs is net of $804,000 in expenses associated with the Detroit operations which we recorded as an asset on our balance sheet as an offset against payments to be made for the acquired assets.

Depreciation and amortization costs were approximately $720,000 and $600,000 for the nine months ended March 31, 2008 and 2007, respectively. Depreciation and amortization as a percentage of net transportation revenue decreased for nine months ended March 31, 2008 to 2.7% from 3.2% for the same period last year.

Income from operations was $460,000 for the nine months ended March 31, 2008 compared to income from operations of $300,000 for the nine months ended March 31, 2007.

Other income was $1.8 million for the nine months ended March 31, 2008 compared to other expense of $33,000 for the nine months ended March 31, 2007. Other income for the nine months ended March 31, 2008 was driven principally by the $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 income recognized as a result of the related tax indemnity.

Net income was $1,499,000 for the nine months ended March 31, 2008, compared to net income of $248,000 for the nine months ended March 31, 2007.

Liquidity and Capital Resources

Effective January 1, 2006, we acquired 100 percent of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million due on the two-year anniversary of the closing; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. The $.05 million payment listed above was paid in December 2007. Through the most recent earn-out period ended June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments, which was satisfied by issuing 356,724 shares to the former Airgroup shareholders on February 28, 2008.

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

As of April 30, 2008, we had approximately $2.7 million outstanding under the Facility and we had eligible accounts receivable sufficient to support approximately $7.8 million in borrowings. The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a funded debt to EBDITA ratio of 3.25 to 1.0. The third financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The fourth financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

Net cash provided by operating activities for the nine months ended March 31, 2008 was $888,000 compared to net cash provided by operating activities of $757,000 for the nine months ended March 31, 2007. Net cash provided by operating activities includes a use of cash of $487,000 in tax indemnity from the former Airgroup shareholders. This indemnity was taken as an off-set to amounts otherwise due the former Airgroup shareholders in future periods. See Note 3 to our Condensed Financial Statements included in Part I, Item 1 above.

Cash used for investing activities for the nine months ended March 31, 2008, totaled $2,160,000 of which approximately $1.9 million related to the acquisition of the automotive assets in Detroit with the remaining $200,000 related to investments in technology. For the nine months ended March 31, 2007, cash used for investing was $187,000 and principally related to investments in technology.

Net cash provided by financing activities for the nine months ended March 31, 2008 was $832,000 which includes advances under our credit facility of $1,337,000 and $120,000 in notes payable to Mass Financial issued in connection with the acquisition of the automotive assets. These amounts were off-set by $500,000 paid to former Airgroup shareholders, and a note receivable issued for $125,000. For the comparable prior year period, net cash provided by financing activities was limited to repayments to our credit facility of $759,000.

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

Given our continued focus on the build-out of our network of exclusive agency locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. However, should we attempt to build the business through strategic acquisitions; we will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital. In this regard and in the course of executing our acquisition strategy, we expect to pursue an additional equity offering within the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2008 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure. There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business. Management believes that these matters will not have a material adverse effect on our financial statements.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds.

Effective February 1, 2008 we agreed to issue 250,000 shares of common stock to a financial advisor in consideration of investor relations and financial advisory services to be provided to the Company. These shares will vest ratably over the six month engagement. The shares were issued to one accredited investor without payment of underwriting discounts or commissions to any person and without engaging in any general solicitation or advertising of any kind in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

On February 28, 2008, we issued 356,724 shares of common stock to the former shareholders of Airgroup in satisfaction of the $214,000 earnout obligation due for the earnout period ended June 30, 2007 in accordance with the securities purchase agreement by and among us and the former shareholders of Airgroup. The shares were issued to a limited number of accredited investors without payment of underwriting discounts or commissions to any person without engaging in any general solicitation or advertising of any kind in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated May 14, 2008	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
/s/ Bohn H. Crain
Date: May 14, 2008	Bohn H. Crain Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 14 , 2008