Form 10-K
period 2008-06-30
RADIANT LOGISTICS, INC
filed 2008-09-29
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant's common stock on December 31, 2007 as reported on the OTC Bulletin Board was $7,196.24. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 24, 2008, 34,701,960 shares of the registrant's common stock were outstanding.
Documents Incorporated by Reference: None

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding the our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) maintain the future operations of Adcom in a manner consistent with its past practices, (v) integrate the operations of Adcom with our existing operations, (vi) continue growing our business and maintain historical or increased gross profit margins; (vii) locate suitable acquisition opportunities; (viii) secure the financing necessary to complete any acquisition opportunities we locate; (ix) assess and respond to competitive practices in the industries in which we compete, (x) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (xi) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth below in Part 1 Item 1A. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

ITEM 1. BUSINESS

The Company

Radiant Logistics, Inc. (the “Company,” “we” or “us”) was incorporated in the State of Delaware on March 15, 2001. We are executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of best-of-breed non-asset based transportation and logistics providers to offer its customers domestic and international freight forwarding and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

We completed the first step in this business strategy through the acquisition of Airgroup Corporation (“Airgroup”), effective as of January 1, 2006. Airgroup is a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy based on the operations of Airgroup as a platform, we are building a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

Our growth strategy will focus on both organic growth and acquisitions. From an organic perspective, we will focus on strengthening existing and expanding new customer relationships. One of the drivers of our organic growth will be retaining existing, and securing new exclusive agency locations. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of exclusive agency offices, as well as enhancing its back-office infrastructure and transportation and accounting systems.

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. Our acquisition strategy relies upon two primary factors: first, our ability to identify and acquire target businesses that fit within our general acquisition criteria; and second, the continued availability of capital and financing resources sufficient to complete these acquisitions.

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions over the past twelve months. In November 2007, we purchased certain assets in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”). Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

We will continue to search for targets that fit within our acquisition criteria. Our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities. Although we can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market, in connection with our acquisition of Adcom we were successful in increasing our credit facility from $10.0 million to $15.0 million.

Our growth strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. In addition, we believe that there are a number of participants within agent-based forwarding community that will be seeking liquidity within the next several years as these owners approach retirement age. We believe there is significant growth opportunity in supporting these logistics entrepreneurs in transition.

Successful implementation of our growth strategy depends upon a number of factors, including our ability to: (i) continue developing new agency locations; (ii) locate acquisition opportunities; (iii) secure adequate funding to finance identified acquisition opportunities; (iv) efficiently integrate the businesses of the companies acquired; (v) generate the anticipated economies of scale from the integration; and (vi) maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with our ability to achieve our strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates.. Certain of these business risks are identified or referred to below in Item 1A of this Report.

Industry Overview

As business requirements for efficient and cost-effective logistics services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in the lowest cost locations, and distribute their products in numerous global markets. As a result, companies are increasingly looking to third-party logistics providers to help them execute their supply chain strategies.

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier. A freight forwarder, such as Airgroup and Adcom, procures shipments from customers and arranges the transportation of cargo on a carrier. A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation, DHL Worldwide Express, Inc. and United Parcel Service (“UPS”), provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  Freight forwarders, generally handle shipments of any size and can offer a variety of customized shipping options.

Most freight forwarders, like Airgroup and Adcom, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type.  On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

•
Increasing influence of e-business and the internet. Technology advances have allowed businesses to connect electronically through the Internet to obtain relevant information and make purchase and sale decisions on a real-time basis, resulting in decreased transaction times and increased business-to-business activity. In response to their customers' expectations, companies have recognized the benefits of being able to transact business electronically. As such, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems which can facilitate real-time transaction processing and web-based shipment monitoring.

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by Airgroup and Adcom. We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. Our organic growth strategy involves strengthening existing and expanding new customer relationships. One of the drivers of this strategy is our ability to retain existing, and secure new exclusive agency locations. Since our acquisition of Airgroup, we have focused our efforts on the organic build-out of our network of exclusive agency locations, as well as the enhancement of our back office infrastructure and transportation and accounting systems. Through our recent acquisition of Adcom we have made further progress in our acquisition strategy and intend to pursue further acquisition opportunities to consolidate and enhance our position in current markets and acquire operations in new markets.

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

•	the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power and economies of scale;
•	our centralized management capabilities should enable us to effectively manage our growth and the integration of acquired companies;
•	our status as a public corporation may ultimately provide us with a liquid trading currency for acquisitions; and
•	the ability to utilize our experienced management to identify, acquire and integrate acquisition opportunities.

We will be opportunistic in executing our acquisition strategy with a bias towards completing transactions in key gateway locations such as Los Angeles, New York, Chicago, Seattle, Miami, Dallas, and Houston to expand our international base of operations. We believe that our domestic and expanded international capabilities, when taken together, will provide significant competitive advantage in the marketplace.

Our Operating Strategy

Leverage the People, Process and Technology Available through a Central Platform. A key element of our operating strategy is to maximize our operational efficiencies by integrating general and administrative functions into the back-office of our platform acquisition and reducing or eliminating redundant functions and facilities at acquired companies. This is designed to enable us to quickly realize potential savings and synergies, efficiently control and monitor operations of acquired companies, and allow acquired companies to focus on growing their sales and operations.

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

Operations

Through our Airgroup and Adcom stations, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our revenues are generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other value-added services.

Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. As a non-asset based provider we do not own the transportation equipment used to transport the freight. We expect to neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size.  We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, and other assets and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost.  We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors. We make a profit or margin on the difference between what we charge to our customers for the totality of services provided to them, and what we pay to the transportation provider to transport the freight.

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

We utilize a web-enabled third-party freight forwarding software (Cargowise) which is currently integrated to our third-party accounting system (SAP) that combine to form the foundation of our supply-chain technologies which we call “Globalvision”. Globalvision provides us with a common set of back-office operating, accounting and customer facing applications used across the network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a “best-of-breed” solution set using a combination of owned and licensed technologies. This strategy will require the investment of significant management and financial resources to deliver these enabling technologies. Adcom also relies on the Cargowise platform for its transportation system which is facilitating the integration process. However, Cargowise uses an alternative third-party accounting system, Great Plains, for its operations. As part of our overall integration plan, we will be benchmarking the SAP and Great Plains systems to determine which accounting package best meets our on-going financial reporting requirements.

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

Sales and Marketing

We principally market our services through the senior management teams in place at each of our 65 company owned and exclusive independent agent offices located across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by exclusive agent operations that rely on us for operating authority, technology, sales and marketing support, access to working capital and our carrier network and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

Although we have exclusive and long-term relationships with these agents, the Airgroup agency agreements are generally terminable by either party subject to requisite notice provisions that generally range from ten to thirty days. The Adcom agency agreements carry a fixed term and can range from one to 25 years and generally include a first-right-of refusal to acquire the location. Although we have no customers that account for more than 5% of our revenues, there are three agency locations that each account for more than 5% of our total gross revenues.

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

United States customs brokerage operations are subject to the licensing requirements of the U.S. Treasury and are regulated by the U.S. Customs Service. As we broaden our capabilities to include customs brokerage operations, we will be subject to regulation by the U.S. Customs Service. Likewise, any customs brokerage operations would also be licensed in and subject to the regulations of their respective countries.

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

Personnel

As of the date of this report, we have approximately 120 employees, of which 117 are full time. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

We are largely dependent on the efforts of our exclusive agents to generate our revenue and service our customers.

We currently sell our services through a network predominantly represented by exclusive agent stations located throughout North America. Although we have exclusive and long-term relationships with these agents, our Airgroup agency agreements are terminable by either party subject to requisite notice provisions that generally range from 10-30 days. The Adcom agency agreements carry a fixed term and can range from 1 to 25 years and generally include a first-right-of refusal to acquire the location. Although we have no customers that account for more than 5% of our revenues, there are three agency locations that each account for more than 5% of our total gross revenues. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, we may suffer a loss in our business.

Increasingly, we compete for business based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect our agents to continue to demand more sophisticated, fully integrated information technology systems from us as customers demand the same from their supply chain services providers. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, we may lose suffer a loss in our business.

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

There currently is a marked trend within our industry toward consolidation of the niche players into larger companies that are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

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

In general, we seek to limit by contract and/or International Conventions and laws our liability to our clients for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) and $500 per carton or customary unit, for ocean freight shipments, again depending on the International Convention. For truck/land based risks there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder’s relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our clients. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the client’s cargo to its ultimate destination, unless due to our own errors and omissions.

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

The objective of our business strategy is to build a global logistics services organization. One element of this strategy is an acquisition program which contemplates the acquisition of a number of diverse companies within the logistics industry covering a variety of geographic regions and specialized service offerings. We have a limited amount of cash resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. This may limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

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

Dependence on key personnel.

For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives of Airgroup and Adcom, because of their collective industry knowledge, marketing skills and relationships with major vendors and owners of our exclusive agent stations. We have secured employment arrangements with each of these individuals, which contain non-competition covenants which survive their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

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

RISKS RELATED TO OUR ACQUISITION STRATEGY

There is a scarcity of and competition for acquisition opportunities.

There are a limited number of operating companies available for acquisition which we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies which we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

•	failure to agree on the terms necessary for a transaction, such as the purchase price;
•	incompatibility between our operational strategies and management philosophies and those of the potential acquiree;
•	competition from other acquirers of operating companies;
•	a lack of sufficient capital to acquire a profitable logistics company; and
•	the unwillingness of a potential acquiree to work with our management.

Risks related to acquisition financing.

In order to continue to pursue our acquisition strategy in the longer term, we may be required to obtain additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

Our credit facility places certain limits on the type and number of acquisitions we may make.

In September of 2008, we increased our credit facility with Bank of America, N.A. from $10.0 million to $15.0 million to facilitate our acquisition of Adcom and to provide additional funding for further acquisitions and our on-going working capital requirements. Under the terms of the credit facility, we are subject to a number of financial and operational covenants which may limit the number of additional acquisitions we make without the lender’s consent. In the event that we are not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender’s consent or retired the credit facility. This may prevent us from completing acquisitions which we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, when, in fact, we believe they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our earnings before interest, taxes, depreciation and amortization, otherwise known as “EBITDA”, a non GAAP measure of financial performance, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

We intend to continue to build our business through a combination of organic growth, and if possible, through additional acquisitions. Growth by acquisition involves a number of risks, including possible adverse effects on our operating results, diversion of management resources, failure to retain key personnel, failure to effectively integrate acquired businesses, and risks associated with unanticipated liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties in integrating the operations, personnel and assets of companies that we acquire which may disrupt our business, dilute stockholder value and adversely affect our operating results.

A core component of our business plan is to acquire businesses and assets in the transportation and logistics industry. We have only made a limited number of acquisitions and, therefore, our ability to complete such acquisitions and integrate any acquired businesses into our operations is unproven. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to us as well as higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

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

RISKS RELATED TO OUR COMMON STOCK

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

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

We completed private placements of approximately 15.4 million shares of our common stock between October 2005 and February 2006. The availability of those shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended, and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares in connection with potential acquisitions may result in additional dilution to our existing stockholders.

We have issued, and may be required to issue, additional shares of common stock or common stock equivalents in payment of the purchase price of companies we have acquired. This will have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, and could result in diluting the interests of our existing stockholders.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants. Starting with our fiscal year ended June 30, 2008, we became subject to the requirements of Section 404 of the Sarbanes-Oxley Act which requires us to make annual assessments of our internal control over financial reporting. The first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending June 30, 2010. Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2. PROPERTIES

Principal Executive Offices

Our offices are located at 1227 120th Avenue N.E., Bellevue, Washington 98005 and consist of approximately 14,500 feet of office space which we lease for approximately $16,300 per month pursuant to the lease expiring April 30, 2009. We also maintain approximately 8,125 feet of office space at 19320 Des Moines Memorial Drive South, SeaTac, Washington which we lease for approximately $5,650 per month pursuant to lease that expires December 31, 2010. In addition, we own a small parcel of undeveloped acreage located at Grays Harbor, Washington, which is not material to our business. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our operating subsidiaries are involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business. Management believes that these matters will not have a material adverse effect on our financial statements.

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

Automotive Garnishment Proceeding

On June 15, 2007, writs of garnishment issued by Douglas Burke (“Burke”), a judgment creditor of Stonepath Logistics, Domestic Services, Inc. (“Stonepath”), were directed to, among others, the automotive customers being serviced by our Radiant Logistics Global Services, Inc. (“RLGS”) subsidiary pursuant to the Management Services Agreement between RLGS and Mass Financial Corp. (“Mass”). Together with Mass, we intervened in the matter and objected to the writs of garnishment for the reason that Mass’s interest in the former Stonepath assets originated as the result of a prior perfected security interest that was properly foreclosed upon by Mass. The matter is pending in the Circuit Court for the County of Wayne, State of Michigan, Case No. 04-433025-CA. On August 14, 2007, a Stipulated Order Regarding Writs of Garnishment was entered whereby Mass posted a letter of credit in the amount of $2,750,000 for the benefit of the Stonepath judgment creditor. Upon posting of that letter of credit, the garnished customers were released from the writs of garnishment and directed to release all garnished funds and make all future payments as directed to Mass and our RLGS subsidiary. Further, the Stonepath judgment creditor was ordered to refrain from further garnishments and enforcement action against the former assets of Stonepath. Discovery is proceeding regarding the superiority of Mass’s security interest in the former Stonepath assets.

Burke Proceeding

On or about January 18, 2007, Burke filed a separate against RLGS in the 3rd Circuit Court, Wayne County, Michigan. In the complaint, Burke sought to enforce against RLGS a $2.2 million judgment Burke obtained against the former owners of the assets RLGS purchased from Mass under legal theories sounding in successor liability, alter-ego, piercing the corporate veil, and implied or express agreement. The amount at issue is currently secured by a $2.75 million letter of credit provided by Mass in connection with the acquisition of the purchased assets. RLGS removed the matter to the Federal District Court sitting in the Eastern District of Michigan and filed a motion to dismiss or stay the proceedings pending the outcome of the related Automotive Garnishment Proceeding described above. The court issued a stay of proceedings pending the outcome of the related Automotive Garnishment Proceeding. If Burke is successful in the Automotive Garnishment Proceeding, we expect that this related action will be deemed moot and dismissed. If Burke is unsuccessful in the related Automotive Garnishment Proceeding, we expect that the stay will be lifted and this action will resume.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “RLGT.OB.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our past two fiscal years, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on September 24, 2008, was $0.249 per share.

	High	Low
Year Ended June 30, 2008:
Quarter ended June 30, 2008	$.38	$.16
Quarter ended March 31, 2008	.55	.28
Quarter ended December 31, 2007	.64	.35
Quarter ended September 30, 2007	.83	.49

Year Ended June 30, 2007:
Quarter ended June 30, 2007	$.66	$.47
Quarter ended March 31, 2007	.80	.51
Quarter ended December 31, 2006	.70	.55
Quarter ended September 30, 2006	1.05	.85

Holders

As of September 24, 2008, the number of stockholders of record of our common stock was 113.   We believe there are additional beneficial owners of our common stock who hold their shares in street name.

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

Overview

We are a Bellevue Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Our operations are conducted primarily through Airgroup, our wholly-owned subsidiary. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. As a result of our recent acquisition of Adcom, operations in future periods will also be conducted through Adcom, another wholly-owned subsidiary.

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

Performance Metrics

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

Recent Developments

In September of 2008, we completed the acquisition of Adcom, a Minneapolis, Minnesota-based, privately held company that provides a full range of domestic and international transportation and logistics services across North America. The transaction is valued at up to $11.1 million, consisting of cash of $5.0 million paid at closing with an additional $6.1 million payable over the next four years in a combination of cash and Company stock based on the future performance of the acquired operation.

Founded in 1978, Adcom services a diversified account base including manufacturers, distributors and retailers through a combination of three company owned and twenty seven exclusive agent offices across North America. Based on unaudited financial statements provided from management, Adcom generated approximately $58.0 Million in revenues for the twelve months ended June 30, 2008. Adcom will operate as a wholly owned subsidiary of the Company.

Financial Outlook

Our revenues increased approximately $24.7 million, or 33%, in the year ended June 30, 2008. We expect to continue growing our revenues both organically and as the result of strategic acquisitions. Our primary operating objective in fiscal 2009 is to continue to expand both our Adcom and Airgroup brands while leveraging the substantial purchasing power of the combined group. We expect this will translate into improved profitability and strategic advantage for all of our stations. We expect the combined group to generate approximately $4.0 million in adjusted EBITDA on $160 million in revenues on an annualized basis. This does not account for an additional $1.0 million in estimated cost synergies which we believe can be achieved over the next 12-18 months.

Our estimate of future revenues and profits is based on the assumption that the cumulative historical financial results of operations of the Company and Adcom for the most recent 12 months ended June 30, 2008 are indicative of the future financial performance of the combined group.

A reconciliation of annualized adjusted EBITDA amounts to net income, the most directly comparable GAAP measure, projected for the combined group is as follows:

(Amounts in 000’s)
Projected
Net income	$1,100

Interest expense - net	400
Income tax expense	750
Depreciation and amortization	1,500

EBITDA	3,750
Stock-based compensation and other non-cash charges	250

Adjusted EBITDA	$4,000

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

Results of Operations

Fiscal year ended June 30, 2008 compared to fiscal year ended June 30, 2007.

Overview

We generated transportation revenue of $100.2 million and net transportation revenue of $35.8 million for the year ended June 30, 2008 as compared to transportation revenue of $75.5 million and net transportation revenue of $26.7 million for the year ended June 30, 2007. Net income was $1,413,000 for the year ended June 30, 2008 compared to net income of $163,000 for the year ended June 30, 2007.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,808,000 and $1,412,000 for years ended June 30, 2008 and 2007, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of adjusted EBITDA to net income for the fiscal years ended June 30, 2008 and June 30, 2007:

	Years ended June 30,		Change
	2008	2007	Amount	Percent

Net income	$1,413	$163	$1,250	766.9%
Income tax expense	908	156	752	481.1%
Net interest expense	117	6	111	1,850.0%
Depreciation and amortization	964	830	134	16.2%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$3,402	$1,155	$2,247	194.6%

Share based compensation and other non-cash costs	330	257	73	28.4%
Change in estimate of liabilities assumed in Airgroup acquisition	(1,431)	-	(1,431)	NM
Tax Indemnity	(487)	-	(487)	NM
Adjusted EBITDA	$1,814	$1,412	$402	28.5%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2008 and June 30, 2007:

	Years ended June 30,		Change
	2008	2007	Amount	Percent

Transportation revenue	$100,202	$75,527	$24,675	32.7%
Cost of transportation	64,374	48,813	15,561	31.9%

Net transportation revenue	$35,828	$26,714	$9,114	34.1%
Net transportation margins	35.8%	35.4%	36.9%

We generated transportation revenue of $100.2 million and net transportation revenue of $35.8 million for the year ended June 30, 2008 as compared to transportation revenue of $75.5 million and net transportation revenue of $26.7 million for the year ended June 30, 2007. Domestic and international transportation revenue was $62.2 million and $40.0 million, respectively, for the year ended June 30, 2008 compared with $49.1 million and $26.4 million, respectively, for the year ended June 30, 2007. Transportation revenues and costs of transportation increased in fiscal year 2008 primarily due to several agent based stations that joined the network in fiscal 2007 were included in the network for all of fiscal 2008.

Cost of transportation was 64.2% and 64.6% of transportation revenue for the years ended June 30, 2008 and 2007, respectively.

Net transportation margins were 35.8% and 35.4% of transportation revenue for the years ended June 30, 2008 and 2007, respectively.

The following table compares condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2008 and June 30, 2007:

	Years ended June 30,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$35,828	100.0%	$26,714	100.0%	$9,114	34.1%

Agent commissions	25,210	70.4%	20,048	75.1%	5,162	25.7%
Personnel costs	5,304	14.8%	2,916	10.9%	2,388	81.9%
Other selling, general and administrative	3,801	10.6%	2,507	9.4%	1,294	51.6%
Depreciation and amortization	964	2.7%	830	3.1%	134	16.1%

Total operating costs	35,279	98.5%	26,301	98.5%	8,978	34.1%

Income from operations	549	1.5%	413	1.5%	136	32.9%
Other (expense) income	1,703	4.8%	(49)	-0.1	1,752	N/M

Income before income taxes and minority interest	2,252	6.3%	364	1.4%	1,888	518.7%
Income tax expense (benefit)	908	2.5%	156	0.6%	752	482.1%

Income before minority interest	1,344	3.7%	208.8%		1,136	546.2%
Minority interest	(69)	.2%	45.2		114	253.3%

Net income	$1,413	3.9%	$163.6%		$1,250	766.9%

Agent commissions were $25.2 million for the year ended June 30, 2008, an increase of 25.7% from $20.0 million for the year ended June 30, 2007 as a direct result of our revenue growth. As a percentage of net revenues, agent commissions decreased to 70.4% for the year ended June 30, 2008 from 75.1% for the year ended June 30, 2007, due to an increase in the number of Company owned stations where commissions are not paid.

Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $5.3 million for the year ended June 30, 2008, an increase of 81.9% from $2.9 million for the year ended June 30, 2007 as a result of the general growth in our business and the addition of two Company owned stations. As a percentage of net revenues, personnel costs increased to 14.8% for the year ended June 30, 2008 from 10.9% for the year ended June 30, 2007.

Selling, general and administrative costs consists primarily of marketing, rent, professional services, insurance and travel expenses. Selling, general and administrative costs were $3.8 million for the year ended June 30, 2008, an increase of 51.8% from $2.5 million for the year ended June 30, 2007 as a result of the general growth in our business and the inclusion of costs associated with the increased number of Company owned stations. As a percentage of net revenues, other selling, general and administrative costs increased to 10.6% for the year ended June 30, 2008 from 9.4% for the year ended June 30, 2007, primarily due to the addition of two Company owned stations.

Depreciation and amortization costs were approximately $964,000 for the year ended June 30, 2008, an increase of 16.2% from $830,000 for the year ended June 30, 2007 as a result of increased amortization and depreciation costs associated with the addition of two Company owned stations. As a percentage of net revenues, depreciation and amortization decreased to 2.7% for the year ended June 30, 2008 from 3.1% for the year ended June 30, 2007, due to an increase in our net transportation revenue.

Income from operations was $544,000 for the year ended June 30, 2008, an increase of 31.7% from income from operations of $413,000 for the year ended June 30, 2007 as a direct result of our revenue growth. As a percentage of net revenues, income from operations remained constant at 1.5% for the years ended June 30, 2008 and June 30, 2007.

Other income was $1,703,000 for year ended June 30, 2008 as compared to other expenses of $49,000 during year ended June 30, 2007. The change was primarily due to a reduced estimate of $1.4 million of accrued transportation costs assumed in the acquisition of Airgroup and an additional $487,000 of income associated with a tax indemnity associated with the income recognized in connection with this change in estimate. As a percentage of net revenues, other income was 4.8% for the year ended June 30, 2008 and (.10%) for the year ended June 30, 2007.

Net income for the year ended June 30, 2008 was $1,413,000 as compared to $163,000 for the year ended June 30, 2007.

Liquidity and Capital Resources

Net cash used by operating activities for the year ended June 30, 2008 was $680,000 compared to net cash provided by operating activities for the year ended June 30, 2007 of $1,260,000. The change was principally driven by growth resulting in a reduction in working capital.

Net cash used for investing was $1,731,000 for the year ended June 30, 2008 compared to $767,000 for the year ended June 30, 2007. Use of cash in 2008 consisted primarily of $1.5 million for the acquisition of the assets of United American in Detroit, Michigan and an additional $245,000 for technology and equipment. During 2007, we spent $524,000 for upgrades to our SAP software and computer systems and $242,000 towards the acquisition of the United American Assets in Detroit, Michigan.

Net cash provided by financing activities for year ended June 30, 2008 was $2,084,000 compared to net cash of $283,000 used in financing activities for the year ended June 30, 2007. The $2,084,000 of cash used in 2008 consisted primarily of borrowings from our credit facility which was offset by a payment to former Airgroup shareholders of $500,000. The $284,000 for 2007 primarily reflects payments to our credit facility.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $300,000 of which was paid on June 30, 2008 and $300,000 is payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the year ending June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments. For the year ended June 30, 2008, the former shareholders of Airgroup earned and additional $417,000 in base earn-out payments.

During the quarter ended December 31, 2007, we adjusted the estimate of accrued transportation costs assumed in the acquisition of Airgroup which resulted in the recognition of approximately $1.4 million in non-recurring income. Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified us for taxes of $487,000 associated the income recognized in connection with this change in estimate which has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Airgroup for the fiscal years indicated based on results of the prior year (in thousands) (1) :

2010
Estimated payment for the year ended 6/30/2009
Earn-out payments:
Cash	$—
Equity	634
Total potential earn-out payments	$634

Prior year earnings targets (income from continuing operations) (2)

Total earnings actual and targets	$2,500

Earn-outs as a percentage of prior year earnings targets:

Total	25.3

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

In May, 2007, we launched a new logistics service offering focused on the automotive industry through our wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”). We entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”). The original agreement of the transaction was valued at up to $2.75 million, and was later reduced due to indemnity claims asserted against Mass.

In November 2007,the purchase price was reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from our interim operation of the Purchased Assets since May 22, 2007. Of the cash component $100,000 was paid in May of 2007, $265,000 was paid at closing, and a final payment of $195,000 was to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by us. Net of qualifying expenses and a discount for accelerated payment, the final payment was reduced to $95,000 and paid in June of 2008. For more information, see Note 6 to our consolidated financial statement included elsewhere herein.

Effective September 1, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11,050,000, consisting of: (i) $4,750,000.00 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to a maximum of $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,580,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom for the fiscal years indicated based on results of the prior year (in thousands). (1)

Estimated payment anticipated for fiscal year:	2010	2011	2012	2013
Earn-out period:	9/1/2008 - 6/30/2009	7/1/2009 - 6/30/2010	7/1/2010 - 6/30/2011	7/1/2011 - 6/30/2012
Earn-out payments:
Cash	$350	$350	$350	$350
Equity	350	350	350	350
Total potential earn-out payments	$700	$700	$700	$700

Gross margin targets	$3,600	$4,320	$4,320	$4,320

(1)	Earn out payments are paid Oct 1 following each fiscal year end.

Credit Facility

We currently have a $15 million revolving credit facility (“Facility”) with Bank of America, NA that expires in 2011. The Facility is collateralized by accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires that we not incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements that we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass it may need to achieve our strategic objectives.

Given our continued focus on the build-out of our network of exclusive agency locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. However, continued growth through strategic acquisitions, will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital. In this regard and in the course of executing our acquisition strategy, we expect to pursue an additional equity offering within the next twelve months.

We have used a significant amount of our available capital to finance the acquisition of Adcom. We currently have approximately $7.0 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations as of June 30, 2008 (including those relating to Adcom acquisition):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt	$5,689	$1,417	$4,272	$-	$-
Capital Leases	39	32	7	-	-
Operating Leases	1,176	682	438	56	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$6,904	$2,131	$4,717	$56	$-

Off Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to estimate fair value, and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have any impact on our financial position, results of operations or cash flows.

In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe SFAS 159 will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations , which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company does not expect that this Statement will resulting in a change in any of its current accounting practices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”), who also serves as our Chief Financial Officer. Based upon that evaluation, our CEO concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our CEO, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act  of 1934) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following information describes certain events required to be disclosed on Form 8-K under Item 2.03, Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant, that occurred on June 28, 2008.

On June 28, 2008, we entered into a second amendment to our secured credit facility with Bank of America, N.A. (the “Facility”). The purpose of this amendment was to accommodate a change in Bank of America’s operating platform that required us to “stipulate” what portion of our line was to be apportioned for the letters of credit.

The foregoing information is intended as a summary of the reported transaction and is qualified in its entirety by reference to the complete text of the second Amendment to Loan Documents dated as of June 28, 2008, by and among Bank of America, N.A. and Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., and Radiant Logistics Partners, LLC, which is filed as Exhibit 10.11 to this Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

Bohn H. Crain	44	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Stephen P. Harrington	50	Director

Daniel Stegemoller	53	Vice President and Chief Operating Officer of Airgroup

Robert F. Friedman	64	President – Adcom Express, Inc.

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors since October 10, 2005. Mr. Crain brings nearly 20 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Chief Executive Officer of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the executive vice president and chief financial officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001, he served as the vice president and treasurer of Florida East Coast Industries, Inc., a public company engaged in railroad and real estate businesses listed on the New York Stock Exchange. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. Mr. Crain earned a Bachelor of Science in Accounting from the University of Texas.

Stephen P. Harrington.   Mr. Harrington was appointed as a director on October 26, 2007. Mr. Harrington served as the Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Zone Mining Limited, a Nevada corporation, from August 2006 until January 2007 and as Chairman, Chief Executive Officer, Treasurer and Secretary of Touchstone Resources USA, Inc., a Delaware corporation from March 2004 to August 2005. From October 2001 to February 2004, Mr. Harrington served as the Chairman and Chief Executive Officer of Endeavour International Corporation (f/k/a Continental Southern Resources, Inc.), a publicly-traded oil and gas exploration company that merged with NSNV Inc., a Texas corporation. Mr. Harrington has served as the President of SPH Investments, Inc. and SPH Equities, Inc., each a private investment company, since 1992. Mr. Harrington has served as an officer and director of several publicly-held corporations, including BPK Resources, Inc., an oil and gas exploration company, and Astralis Ltd. (f/k/a Hercules Development Group). Mr. Harrington graduated with a B.S. from Yale University in 1980.

Dan Stegemoller. Mr. Stegemoller is the Chief Operating Officer of Airgroup and previously held the position of Vice President since November 2004.  He has over 35 years experience in the Transportation Industry.  Prior to joining Airgroup, from 1993 until 2004, Mr. Stegemoller served as Senior Vice President Sales and Marketing at Forward Air, a high-service-level contractor to the air cargo industry.  From 1983 to 1992, Mr. Stegemoller served as Vice President of Customer Service managing Centralized Call Center for Puralator/Emery Air/CF Airfreight.  From 1973 through 1983, he served in numerous positions at Federal Express where his last position was Director of Operations in Minneapolis, Minnesota. Mr. Stegemoller has an Associated Degree in Business from IUPUI in Indianapolis.

Robert F. Friedman. Mr. Freidman has served as President of Adcom Express, Inc. since its formation in 1978. Mr. Friedman founded Adcom in 1978 and over the past 30 years, has overseen the evolution of Adcom from a provider of small package courier services to a full-service third party logistics company that derives over 50% of its revenues from international transportation services. Mr. Friedman has served as a Board Member of the XLA Express Delivery and Logistics Association for the past 10 years and is a 15-year member of the Airforwarders Association. He received a Bachelor of Arts degree from the University of Minnesota.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full board of directors acts as our audit committee. Although Bohn H. Crain, our Chief Executive Officer, has the requisite background and professional experience to qualify as an audit committee financial expert, he has not been designated as such by our Board of Directors since he does not satisfy the “independence” standards adopted by the American Stock Exchange.

We currently have a small number of employees and centralized operations. In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Ethics

We have adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. Our Code of Ethics has been filed as an exhibit hereto or may be obtained without charge upon written request directed to Attn: Human Resources, Radiant Logistics, Inc., 1227 120th Avenue, Bellevue, Washington 98005.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended and written representations from certain reporting persons, we believe that during fiscal 2008, all reporting persons timely complied with all filing requirements applicable to them, except that Daniel Stegemoller failed to file a Form 3 upon his appointment as an executive officer and a Form 4 for options granted in 2008.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects total compensation for our chief executive officer/chief financial officer, and our two most highly compensated executive officers (each a “named executive officer”) whose compensation exceeded $100,000 during the fiscal year ended June 30, 2008 and June 30, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(2)		All other compensation ($)		Total ($)
Bohn H. Crain, Chief Executive Officer and Chief Financial Officer	2008 2007	250,000 250,000	- -	- -		- -		16,418 54,401	(3) (4)	266,418 304,401

Dan Stegemoller, Vice President, Chief Operating Officer of Airgroup Corporation	2008 2007	180,000 180,000	- -	- 30,300	(7)	9,924 -	(5)	71,133 60,010	(6) (8)	261,057 270,310

(1) The assumptions used in calculating the value of the stock awards are located in note 14 of our consolidated financial statements.
(2) The assumptions used in calculating the value of the option awards are located in note 14 of our consolidated financial statements.
(3) For the year ended June 30, 2008, Mr. Crain had other compensation consisting of $12,000 for automobile allowance, $1,501 for company provided life & disability insurance premiums, and $2,917 for Company 401k match.
(4) For the year ended June 30, 2007, Mr. Crain had other compensation consisting of $12,000 for automobile allowance, $2,085 for company provided life insurance premiums, and $40,316 for relocation expenses.
(5) Mr. Stegemoller was granted options to purchase 100,000 shares on June 24, 2008 at an exercise price $.18 per share.
(6) For the year ended June 30, 2008, Mr. Stegemoller had other compensation consisting of $6,000 for automobile allowance, $1,501 for company provided life & disability insurance premiums, $1,200 for Company 401k match, and $62,432 relating to amortization of moving expenses, per his December 2005 relocation agreement, comprised of $40,000 for the principal, and $22,432 for gross up for tax & interest payments.
(7) Mr. Stegemoller received 30,000 shares of restricted stock on October 16, 2006 as incentive compensation, at a market value of $1.01 a share.

(8) For the year ended June 30, 2007, Mr. Stegemoller had other compensation consisting of $2,010 for company provided life insurance premiums and $58,000 relating to amortization of moving expenses, per his December 2005 relocation agreement, comprised of $40,000 for the principal and $18,000 for gross up for tax purposes.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer information regarding outstanding unexercised options that had not vested as of June 30, 2008.

Option Awards
Name	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options Unexercisable (#)	Option exercise price ($)	Option expiration date
Bohn H. Crain	400,000 400,000	600,000 600,000	0.50 0.75	10/20/2015(1 10/20/2015(1	) )
Dan Stegemoller	120,000 0	180,000 100,000	0.44 0.18	1/11/2016(2 6/24/2018(3	) )

(1) The stock options were granted on October 20, 2005 and vest in equal annual installments over a five year period commencing on the date of grant.
(2) The stock options were granted on January 11, 2006 and vest in equal annual installments over a five year period commencing on the date of grant.
(3) The stock options were granted on June 24, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.

Director Compensation

The following table sets forth compensation paid to our directors during the fiscal year ended June 30, 2008.

Name(1)	All other compensation ($)	Total ($)
Stephen M. Cohen	25,000(2)	25,000

(1) Bohn Crain and Stephen Harrington are not listed in the above table because neither receives any additional compensation for serving on our board of directors.
(2) Mr. Cohen served as our General Counsel, Secretary and member of our Board of Directors from October 10, 2005 until his resignation on December 4, 2007. Mr. Cohen’s compensation consisted entirely of payment for legal and consulting services provided to the Company.

Narrative Disclosure of Executive Compensation

Employment and Option Agreements

Bohn H. Crain. On January 13, 2006, we entered into an employment agreement with Bohn H. Crain to serve as our Chief Executive Officer. The agreement has an initial employment term of five years and automatically renews for consecutive one-year terms thereafter, subject to certain notice provision. The agreement provides for an annual base salary of $250,000, a performance bonus of up to 50% of the base salary based upon the achievement of certain target objectives, and discretionary merit bonus that can be awarded at the discretion of our board of directors. We may terminate the agreement at any time for cause. If we terminate the agreement due to Mr. Crain’s disability, Mr. Crain’s options shall immediately vest and we must continue to pay Mr. Crain his base salary and bonuses as well as fringe benefits including participation in pension, profit sharing and bonus plans as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement for an additional one year period. If Mr. Crain terminates the agreement for good reason or we terminate for any reason other than for cause, Mr. Crain’s options shall immediately vest and we must continue to pay Mr. Crain his base salary and bonuses as well as fringe benefits for the remaining term of the agreement. The employment agreement contains standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions.

On October 20, 2005, we issued an option to Mr. Crain to purchase 2,000,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share and the balance of which are exercisable at $0.75 per share. The options have a term of 10 years and vest in equal annual installments over the five year period commencing on the date of grant.

Robert F. Friedman. On September 5, 2008, we entered into an employment agreement with Robert F. Friedman to serve as President of Adcom Express, Inc., our wholly-owned subsidiary. The agreement expires on June 30, 2011 or until the employment relationship is terminated, unless extended upon the mutual agreement of us and Mr. Friedman. The agreement provides for an annual base salary of $125,000 and automatically terminates upon Mr. Friedman’s death or disability. We may terminate the agreement at any time for cause. If Mr. Friedman terminates the agreement for “Good Reason”, we must continue to pay Mr. Friedman his base salary and bonuses as well as fringe benefits including participation in pension, profit sharing and bonus plans as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement for an additional one year period only upon receiving a written release of liability from Mr. Friedman. The employment agreement contains standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions.

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

Stock Incentive Plan

On October 20, 2005, we adopted the Radiant Logistics, Inc. 2005 Stock Incentive Plan (the "Plan"). Awards may be made under the Plan for up to 5,000,000 shares of our common stock in the form of stock options or restricted stock awards. Awards may be made to our employees, officers or directors as well as our consultants or advisors. The Plan is administered by our Board of Directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards. To the extent permitted by applicable law, our Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a "qualified plan" under Section 401(a) of the Internal Revenue Code of 1986, as amended. The Plan has not been approved by our shareholders. As a result, "incentive stock options" as defined under Section 422 of the Internal Revenue Code may not be granted under the Plan until our shareholders approve the Plan.

All stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the Board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant. Unless otherwise determined by the Board, awards may not be transferred except by will or the laws of descent and distribution. The Board has discretion to determine the effect on any award granted under the Plan of the death, disability, retirement, resignation, termination or other change in employment or other status of any participant in the Plan. The maximum number of shares of common stock for which awards may be granted to a participant under the Plan in any calendar year is 2,500,000.

The Plan states that a "Change of Control" occurs when (i) any "person" (as such term is used in Section 13(d) and 14(d) of the Exchange Act) acquires "beneficial ownership" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the voting power of the then outstanding securities of the Company except where the acquisition is approved by the Board; or (ii) if the Company is to be consolidated with or acquired by another entity in a merger or other reorganization in which the holders of the outstanding voting stock of the Company immediately preceding the consummation of such event, shall, immediately following such event, hold, as a group, less than a majority of the voting securities of the surviving or successor entity or in the event of a sale of all or substantially all of the Company's assets or otherwise.

Unless otherwise provided in option or employment agreements, if the Plan is terminated as a result of or following a “Change of Control”, all vested awards may be exercised for 30 days from the date of notice of the termination. All participants will be credited with an additional six months of service for the purpose of unvested awards. If the Plan is assumed or not terminated upon the occurrence of a “Change of Control”, all participants will be credited with an additional six months of service if, during the remaining term of such participant’s awards, any participant is terminated without cause.

As of September 15, 2008, there were outstanding options to purchase 3,410,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share, 1,000,000 of which are exercisable at $0.75 per share, 375,000 of which are exercisable at $0.44 per share, 45,000 of which are exercisable at $1.01 per share, 150,000 of which are exercisable at $0.55 per share, 190,000 of which are exercisable at $.062 per share, 175,000 of which are exercisable at $.48 per share, 50,000 of which are exercisable at $.35 per share, and 425,000 of which are exercisable at $.18 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of September 24, 2008, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise provided, the address of each of the persons listed below is c/o Airgroup, 1227 120th Avenue N.E., Bellevue, Washington 98005.

Name of Beneficial Owner	Amount(1)		Percent of Class

Bohn H. Crain	8,550,000	(2)	24.1%
Stephen P. Harrington	1,734,849	(3)	5.0%
Dan Stegemoller	218,182	(4)	*
Robert F. Friedman	—		—

Stephen M. Cohen c/o Fox Rothschild LLP 2000 Market Street, 10th Floor Philadelphia, PA 19103	2,500,000	(5)	7.2%
All officers and directors as a group (4 persons)	10,503,031		29.9%

(*)	Less than one percent

(1)
The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of September 24, 2008 pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 34,701,960 shares of common stock outstanding as of September 24, 2008.

(2)
Consists of 7,750,000 shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power and 800,000 shares issuable upon exercise of options. Does not include 1,200,000 shares issuable upon exercise of options which are subject to vesting.

(3)	Consists of shares held by SPH Investments, Inc. over which Mr. Harrington has sole voting and dispositive power.

(4)	Includes 120,000 shares issuable upon exercise of options. Does not include 280,000 shares issuable upon exercise of options which are subject to vesting.

(5)	Consists of shares held of record by Mr. Cohen’s wife over which he shares voting and dispositive power.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	3,410,000	$0.539	1,590,000
Total	3,410,000	$0.539	1,590,000

A description of the material terms of The Radiant Logistics, Inc. 2005 Stock Incentive Plan is set forth in
Item 11. EXECUTIVE COMPENSATION- Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Transactions

On June 28, 2006, we joined Radiant Capital Partners LLC (“Radiant Capital”), an affiliate of Bohn H. Crain to form Radiant Logistics Partners, LLC (“RLP”). Radiant Capital and the Company contributed $12,000 and $8,000, respectively, for their respective 60% and 40% interests in RLP. RLP has been certified as a minority business enterprise by the Northwest Minority Business Council. As currently structured, Mr. Crain’s ownership interest entitles him to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP commenced in February of 2007 and are intended to provide certain benefits to us, including expanding the scope of services offered by us and participating in supplier diversity programs not otherwise available to us. As the RLP operations mature, we will evaluate and approve all related service agreements between us and RLP, including the scope of the services to be provided by us to RLP and the fees payable to us by RLP, in accordance with our corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement.

For the year ended June 30, 2008, and net of ordinary and customary management fees paid to Airgroup, RLP reported a loss of $115,000. For the year ended June 30, 2007, and net of ordinary and customary management fees paid to Airgroup, RLP reported income of $76,000. The profits and losses of RLP are shared 40% by Airgroup and 60% by Radiant Capital.

Director Independence

Mr. Harrington satisfies the definition of “independent” established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange (“AMEX”) Company Guide. Mr. Crain does not satisfy the definition of “independent” established by the American Stock Exchange as set forth in Section 121A of the American Stock Exchange Company Guide. As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee. In applying the “independence standards” established by AMEX, our board of directors has determined that Mr. Crain is not “independent” for purposes of Section 803 of the AMEX Company Guide, applicable to audit, compensation and nominating committee members.

ITEM 14. PRINCIPAL ACCOUNTANTS FEE AND SERVICES

The following table presents fees for professional audit services performed by for the audit of our annual financial statements for the years ended June 30, 2008 and 2007 and fees billed and unbilled for other services rendered by it during those periods.

	2008	2007
Audit Fees:	$83,000	$70,000
Audit Related Fees:	2,000	1,412
Tax Fees:	8,500	7,632
All Other Fees:	0	0
Total:	$93,500	$79,044

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

All Other Fees

All Other Fees consist of fees billed for products and services provided not described above.

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2007 and 2008, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.4
Stock Purchase Agreement by and between Radiant Logistics, Inc. and Robert F. Friedman dated September 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008.

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

10.2
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation and Bank of America, N.A. dated as of January 10, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.3
Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.4	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.5
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2007).

10.6
Asset Purchase Agreement dated May 21, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.7
Management Services Agreement dated May 21, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.8
Lease Agreement for Bellevue, WA office space dated April 11, 2007 by and between Radiant Logistics, Inc. and Pine Forest Properties, Inc. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on October 1, 2007)

10.9
Amendment to Asset Purchase Agreement dated as of November 1, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.10
Amendment No. 1 to Loan Agreement dated as of February 12, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2008)

10.11
Amendment No. 2 to Loan Agreement dated as of June 24, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (filed herewith)

10.12
Third Amendment to Loan Documents dated as of September 2, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc. and Bank of America, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.13
Executive Employment Agreement dated September 5, 2008 by and between Radiant Logistics, Inc. and Robert F. Friedman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 17, 2006).

21.1	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Press Release dated September 29, 2008 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 29, 2008	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	September 29, 2008
Stephen P. Harrington

/s/ Bohn H. Crain	Chairman and	September 29, 2008
Bohn H. Crain	Chief Executive Officer

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2008 and 2007	F-3

Consolidated Statements of Income (Operations) for the years ended June 30, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007	F-5

Consolidated Statements of Cash flows for the years ended June 30, 2008 and 2007	F-6 - F7

Notes to Consolidated Financial Statements	F-8 – F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
Radiant Logistics, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. ("the Company") as of June 30, 2008 and 2007, and the related statements of income (operations), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN PLLC

September 25, 2008

RADIANT LOGISTICS, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS
Current assets -
Cash and cash equivalents	$392,223	$719,575
Accounts receivable, net of allowance June 30, 2008 - $513,479; June, 30 2007 - $259,960	14,404,002	15,062,910
Current portion of employee loan receivables and other receivables	68,367	42,800
Prepaid expenses and other current assets	425,657	59,328
Deferred tax asset	292,088	234,656
Total current assets	15,582,337	16,119,269

Furniture and equipment, net	717,542	844,919

Acquired intangibles, net	1,242,413	1,789,773
Goodwill	7,824,654	5,532,223
Employee loan receivable	40,000	80,000
Investment in real estate	40,000	40,000
Deposits and other assets	131,496	618,153
Minority interest	24,784	-
Total long term assets	9,303,347	8,060,149
	$25,603,226	$25,024,337

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable – current portion of long term debt	113,306	800,000
Accounts payable and accrued transportation costs	9,914,831	13,270,756
Commissions payable	1,136,859	700,020
Other accrued costs	221,808	344,305
Income taxes payable	498,142	224,696
Total current liabilities	11,884,946	15,339,777

Long term debt	4,272,032	1,974,214
Deferred tax liability	422,419	608,523
Total long term liabilities	4,694,451	2,582,737
Total liabilities	16,579,397	17,922,514

Commitments & contingencies	-	-
Minority interest	-	57,482

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. Issued and outstanding: June 30, 2008 – 34,660,293; June 30, 2007 – 33,961,639	16,116	15,417
Additional paid-in capital	7,703,658	7,137,774
Retained earnings (deficit)	1,304,055	(108,850)
Total stockholders’ equity	9,023,829	7,044,341
	$25,603,226	$25,024,337

 The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Income (Operations)

	YEAR ENDED JUNE 30,	YEAR ENDED JUNE 30,
	2008	2007

Revenues	$100,201,795	$75,526,788
Cost of transportation	64,373,545	48,812,662
Net revenues	35,828,250	26,714,126

Agent Commissions	25,210,068	20,047,536
Personnel costs	5,303,612	2,916,073
Selling, general and administrative expenses	3,801,085	2,507,317
Depreciation and amortization	963,913	830,486
Total operating expenses	35,278,678	26,301,412

Income from operations	549,572	412,714

Other income (expense):
Interest income	4,115	16,272
Interest expense	(121,399)	(22,215)
Other	1,819,634	(42,686)
Total other income (expense)	1,702,350	(48,629)

Income before income tax expense	2,251,922	364,085

Income tax expense	(907,748)	(155,867)

Income before minority interest	1,344,174	208,218

Minority interest	68,731	(45,482)

Net income	$1,412,905	$162,736

Net income per common share – basic and diluted	$.04	$-

Weighted average shares outstanding:
Basic shares	34,126,972	33,882,872
Diluted shares	34,358,746	34,324,736

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity

	COMMON STOCK		ADDITIONAL	RETAINED	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	EARNINGS (DEFICIT)	STOCKHOLDERS EQUITY
Balance at June 30, 2006	33,611,639	$15,067	$6,590,355	$(271,586)	$6,333,836

Issuance of common stock for training materials at $1.01 per share (September 2006)	250,000	250	252,250	-	252,500
Issuance of common stock for bonus compensation at $1.01 per share (October 2006)	100,000	100	100,900	-	101,000
Stock based compensation	-	-	194,269	-	194,269
Net income for the year ended June 30, 2007	-	-	-	162,736	162,736

Balance at June 30, 2007	33,961,639	$15,417	$7,137,774	$(108,850)	$7,044,341

Issuance of common stock to former Airgroup shareholders per earn-out agreement at $.60 per share – (February 2008)	356,724	357	213,677		214,034
Issuance of common stock for investor relations at $.34 per (May 2008)	208,333	208	71,042		71,250
Issuance of common stock for finders fees at $.58 per (June 2008)	133,597	134	77,103		77,237
Stock based compensation	-	-	204,062	-	204,062
Net income for the year ended June 30, 2008				1,412,905	1,412,905

Balance at June 30, 2008	34,660,293	$16,116	$7,703,658	$1,304,055	$9,023,829

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30, 2008	YEAR ENDED JUNE 30, 2007
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:

Net income	$1,412,905	$162,736

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash issuance of common stock (services)	148,487	-
non-cash compensation expense (stock options)	204,062	194,269
provision for doubtful accounts	253,519	57,130
amortization of intangibles	547,360	611,827
depreciation	396,557	230,046
deferred income tax benefit	(243,536)	(165,260)
minority interest in income (loss) of subsidiaries	(68,731)	45,482
change in estimated accrued transportation costs	(1,431,452)
income tax indemnity	(486,694)
change in fair value of accounts receivable	-	(6,127)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	405,389	(6,632,141)
employee loan receivable and other receivables	39,433	(2,471)
prepaid expenses and other assets	(318,406)	(238,128)
accounts payable and accrued transportation costs	(2,127,035)	7,458,810
commissions payable	436,839	270,708
other accrued costs	(122,497)	141,982
income taxes payable	273,446	(869,300)
Net cash provided by (used for) operating activities	(680,354)	1,259,563

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Purchase of Detroit Assets (see Note 4), including indemnified costs paid	(1,461,266)	(242,890)
Purchase of furniture and equipment	(245,015)	(524,346)
Issuance of notes receivable	(25,000)
Net cash used for investing activities	(1,731,281)	(767,236)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Payment to former shareholders of Airgroup	(500,000)
Contribution from minority interest of subsidiary	-	12,000
Distribution to minority interest	(13,535)	-
Proceeds from (payments to) credit facility net of credit fees	2,597,818	(295,722)
Net cash provided by (used for) financing activities	2,084,283	(283,722)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(327,352)	208,605
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	719,575	510,970

CASH AND CASH EQUIVALENTS AT END OF YEAR	$392,223	$719,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$872,786	$1,136,784
Interest paid	$121,399	$22,215

The accompanying notes form an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

In September 2006, the Company issued 250,000 shares of its common stock, at a market value of $1.01 per share, in exchange for $252,500 in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices, and was included in the balance sheet as furniture and equipment.

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

In June 2007, and based on the operating income for year ended June 30, 2007, $214,034 was recorded as an accrued payable and increase to goodwill, for the first annual earn-out for the former Airgroup shareholders for the Company’s acquisition of Airgroup. See Note 4.

In November 2007, the Company reclassified $438,734 from long-term other assets to goodwill related to prior year costs incurred on the Detroit asset acquisition.

In February 2008, the Company issued 356,724 shares of common stock at a fair value of $.60 per share in full satisfaction of the $214,034 earnout payment for the year ending June 30, 2007.

In June 2008, and based on the operating income for year ended June 30, 2008, $416,596 was recorded as an accrued payable and increase to goodwill, for the second annual earn-out for the former Airgroup shareholders for the Company’s acquisition of Airgroup.

RADIANT LOGISTICS, INC.
Notes to the Consolidated Financial Statements

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) was incorporated in the State of Delaware on March 15, 2001. Currently, the Company is executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of best-of-breed non-asset based transportation and logistics providers to offer its customers domestic and international freight forwarding and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company completed the first step in its business strategy through the acquisition of Airgroup Corporation (“Airgroup”) effective as of January 1, 2006. Airgroup is a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy based on the operations of Airgroup as a platform, the Company is building a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company’s growth strategy will focus on both organic growth and acquisitions. From an organic perspective, the Company will focus on strengthening existing and expanding new customer relationships. One of the drivers of the Company’s organic growth will be retaining existing, and securing new exclusive agency locations. Since the Company’s acquisition of Airgroup in January 2006, the Company has focused its efforts on the build-out of its network of exclusive agency offices, as well as enhancing its back-office infrastructure and transportation and accounting systems.

As the Company continues to build out its network of exclusive agent locations to achieve a level of critical mass and scale, it is executing an acquisition strategy to develop additional growth opportunities. The Company’s acquisition strategy relies upon two primary factors: first, the Company’s ability to identify and acquire target businesses that fit within its general acquisition criteria and, second, the continued availability of capital and financing resources sufficient to complete these acquisitions.

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed two material acquisitions over the past twelve months. In November 2007, the Company purchased certain assets in Detroit Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”). Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities.

The Company will continue to search for targets that fit within its acquisition criteria. The Company’s ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for its securities. Although the Company can make no assurance as to its long term access to debt or equity securities or its ability to develop an active trading market, in connection with its acquisition of Adcom the Company was successful in increasing its credit facility from $10.0 million to $15.0 million.

Successful implementation of the Company’s growth strategy depends upon a number of factors, including its ability to: (i) continue developing new agency locations; (ii) locate acquisition opportunities; (iii) secure adequate funding to finance identified acquisition opportunities; (iv) efficiently integrate the businesses of the companies acquired; (v) generate the anticipated economies of scale from the integration; and (vi) maintain the historic sales growth of the acquired businesses in order to generate continued organic growth. There are a variety of risks associated with the Company’s ability to achieve its strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates.

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

b)       Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations.

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

e)       Furniture & Equipment

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

f)       Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determines the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time. As of June 30, 2008, management believes there are no indications of an impairment.

g)       Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over a 5 year period. See Note 4 and 5.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2008.

h)       Commitments

The Company has operating lease commitments for office and warehouse space and equipment rentals and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2009 through 2013, respectively, are $588,258, $237,517, $142,203, $32,281 and $23,393. Lease and rent expense for the years ended June 30, 2008 and June 30, 2007 approximated $665,003 and $344,757, respectively.

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

The Company accounts for uncertain income tax positions in accordance with FAS interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” (“FIN 48”), which was adopted by the Company on July 1, 2007. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively. There was no financial statement impact from the adoption of FIN 48.

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

k)       Share based Compensation

The Company follows the provisions of SFAS No. 123R, "Share Based Payment,” a revision of FASB Statement No. 123 ("SFAS 123R"). This statements requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, the Company follows the guidance of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

For the year ended June 30, 2008, the Company recorded a share based compensation expense of $204,062, which, net of income taxes, resulted in a $134,681 net reduction of net income. For the year ended June 30, 2007, the Company recorded a share based compensation expense of $194,269, which, net of income taxes, resulted in a $128,218 net reduction of net income.

l)       Basic and Diluted Income Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income (loss) per share. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. For the year ended June 30, 2008, the weighted average outstanding number of potentially dilutive common shares totaled 34,358,746 shares of common stock, including options to purchase 3,410,000 shares of common stock at June 30, 2008, of which 2,985,000 were excluded as their effect would have been antidilutive. For the year ended June 30, 2007, the weighted average outstanding number of potentially dilutive common shares totaled 34,324,736 shares of common stock, including options to purchase 3,150,000 shares of common stock at June 30, 2007, of which 1,575,000 were excluded as their effect would have been antidilutive. The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Year ended June 30, 2008	Year ended June 30, 2007
Weighted average basic shares outstanding	34,126,972	33,882,872
Options & other	231,774	441,864
Weighted average dilutive shares outstanding	34,358,746	34,324,736

m)       Fair Value of Financial Instruments

The carrying value of the Company's receivables, accounts payable, other accrued liabilities, notes payable and long term debt approximate their estimated fair values due to the relatively short maturities of those instruments.

n)       Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 “Fair Value Measurements” which relate to the definition of fair value, the methods used to estimate fair value, and the requirement of expanded disclosures about estimates of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not believe that SFAS 159 will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations , which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 may have on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact that adoption of SFAS No. 161 may have on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Company does not expect that this Statement will resulting in a change in any of its current accounting practices.

NOTE 4 – ACQUISITIONS - AIRGROUP

In January of 2006, the Company acquired 100 percent of the outstanding stock of Airgroup. Airgroup is a Bellevue, Washington based non-asset based logistics company that provides domestic and international freight forwarding services through a network of 34 exclusive agent offices across North America. Airgroup services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and over 100 international agents positioned strategically around the world. See the Company’s Form 8-K filed on January 18, 2006 for additional information.

The transaction was valued at up to $14.0 million. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the year ended June 30, 2007 the former Airgroup shareholders earned approximately $214,000. Through June 30, 2008, the former Airgroup shareholders earned a total of approximately $631,000 in base earn-out payments. Of this amount, $214,034 was paid during the year ended June 30, 2008 with Company common stock. The remaining amount of $416,596 is accrued in accounts payable.

In the quarter ended December 31, 2007, the Company reduced the estimate of accrued transportation costs assumed in the acquisition of Airgroup. This adjustment was made with the benefit of 2 years of operating experience and resulted in the recognition of approximately $1.4 million in non-recurring other income. Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified the Company for taxes of $486,694 associated with the income recognized in connection with this change in estimate. The tax indemnity has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup on January 1, 2006. The information is for the years ended June 30, 2008 and June 30, 2007. Prior to the Company’s acquisition of Airgroup, there were no intangible assets for prior years as this was the Company’s first acquisition.

	Year ended June 30, 2008		Year ended June 30, 2007
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$2,652,000	$1,454,587	$2,652,000	$925,227
Covenants not to compete	90,000	45,000	90,000	27,000
Total	$2,742,000	$1,499,587	$2,742,000	$952,227

Aggregate amortization expense:
For twelve months ended June 30, 2008		$547,360
For twelve months ended June 30, 2007		$611,827

Aggregate amortization expense for the year ended June 30:
2009		597,090
2010		483,123
2011		162,200
Total		$1,242,413

For the year ended June 30, 2008, the Company recorded an expense of $547,360 from amortization of intangibles and an income tax benefit of $186,104 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. For the year ended June 30, 2007, the Company recorded an expense of $611,827 from amortization of intangibles and an income tax benefit of $208,021 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability, will be $394,079 in 2009, $318,862 in 2010, and $107,053 in 2011.

NOTE 6 – ACQUISITION OF ASSETS - AUTOMOTIVE

In May, 2007, the Company launched a new logistics service offering focused on the automotive industry through its wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”). The Company entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”). The agreement of the transaction was valued at up to $2.75 million.

Concurrent with the execution of the APA, the Company also entered into a Management Services Agreement (“MSA”) with Mass, whereby it agreed to operate the Purchased Assets within its automotive services group during the interim period pending the closing under the APA. As part of the MSA, Mass agreed to indemnify the Company from and against any and all expenses, claims and damages arising out of or relating to any use by any of the Company’s subsidiaries or affiliates of the Purchased Assets and the operation of the business utilizing the Purchased Assets.

Shortly after commencing operation of the Purchased Assets pursuant to the MSA, a judgment creditor of Stonepath (the “Stonepath Creditor”) issued garnishment notices to the automotive customers being serviced by the Company disputing the priority and superiority of the underlying security interests of Mass in the Purchased Assets and asserting that the Company was in possession of certain accounts receivable of other assets covered by a garnishment notice. This resulted in a significant disruption to the automotive business and the Company exercised an indemnity claim against Mass resulting in a restructured transaction with Mass.

In November 2007, the purchase price of the Purchased Assets was reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by the Company arising from its interim operation of the Purchased Assets since May 22, 2007. Of the cash component of the transaction, $100,000 was paid in May of 2007, $265,000 was paid at closing and a final payment of $195,000 was to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by the Company. Net of qualifying expenses and a discount for accelerated payment, the final payment was reduced to $95,000 and paid in June of 2008.

The total purchase price of the acquired assets is $1.9 million, which is comprised of the $1.56 million purchase price less $25,000 for the early payment of note, and an additional $365,000 in acquisition expenses. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at November 1, 2007. No liabilities were assumed in connection with the transaction:

Furniture and equipment	$24,165
Goodwill and other intangibles	1,875,835
Total acquired assets	1,900,000

Total acquired liabilities	-
Net assets acquired	$1,900,000

The results of operations related to these assets are included in the Company’s statement of income from the date of acquisition in November 2007. The above allocation is still preliminary and the Company expects to finalize it prior to the November 2008 anniversary of the acquisition of Purchased Assets as required per SFAS 141.

The following information is based on estimated results for the years ending June 30, 2008 and 2007 as if the acquisition of the Detroit assets had occurred as of the beginning of fiscal year 2007 (in thousands, except earnings per share):

	Fiscal Year Ended 2008	Fiscal Year Ended 2007
Total revenue	$102,522	$82,487

Net income	$1,424	$195

Earnings per share
Basic	$.04	$.01
Diluted	$.04	$.01

NOTE 7 – VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. RLP commenced operations in February 2007. Minority interest recorded on the income statement for the year ended June 30, 2008 was a benefit of $68,731 and for the year ended June 30, 2007 minority interest expense was $45,482.

NOTE 8 – RELATED PARTY

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

NOTE 9 – FURNITURE AND EQUIPMENT

	June 30,	June 30,
	2008	2007
Vehicles	$3,500	$3,500
Communication equipment	1,353	1,353
Office equipment	261,633	261,633
Furniture and fixtures	47,191	23,379
Computer equipment	290,135	232,667
Computer software	738,566	570,494
Leasehold improvements	30,526	10,699
	1,372,904	1,103,725
Less: Accumulated depreciation and amortization	(655,362)	(258,806)
Furniture and equipment – net	$717,542	$844,919

Depreciation and amortization expense related to furniture and equipment for the year ended June 30, 2008 was $396,556, and for the year ended June 30, 2007 was $190,046.

NOTE 10 - LONG TERM DEBT

In February 2008, the Company’s $10 million revolving credit facility (Facility) was extended into 2011. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible accounts receivable. The Facility was increased to $15.0 million in September of 2008. See note 17.

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

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve its strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc. (“RLGS”) and Radiant Logistics Partners, LLC (“RLP”). RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners. RLP has been certified as a minority business enterprise, and intends to focus on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP and RLGS are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At June 30, 2008, the Company was in compliance with all of its covenants.

As of June 30, 2008, the Company had $2,714,026 advances under the Facility and $1,558,006 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassed to cash as they will be advanced from, or against, the Facility when presented for payment to the bank. These amounts total long term debt of $4,272,032.

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

At June 30, 2008, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $5,858,510 available for borrowing under the Facility based on advances outstanding. At June 30, 2007, based on available collateral and $315,000 in outstanding letter of credit commitments, there was $6,567,708 available for borrowing under the Facility.

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

	June 30,	June 30,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$174,583	$88,386
Accruals	865,282	862,767
Stock based compensation	135,433	66,051
Total deferred tax assets	$1,175,298	$1,017,204
Deferred tax liabilities:
Accruals	883,210	782,548
Total deferred tax liability	$883,210	$782,548
Net deferred tax asset – current	$292,088	$234,656
Long term deferred tax liability – intangibles – Note 5	$422,419	$608,523

The acquisition of Airgroup resulted in $932,280 of long term deferred tax liability resulting from the acquisition of certain amortizable intangibles, identified during the Company’s purchase price allocation, which is not deductible for tax purposes. The long term deferred tax liability will be reduced as the non-deductible amortization of the intangibles is recognized. See Note 5.

Income tax expense attributable to operations is as follows.

	Year ended June 30, 2008	Year ended June 30, 2007
Current:
Federal	$1,146,069	$313,627
State	5,215	7,500

Deferred:
Federal	(243,536)	(165,260)
State		-

Net income tax expense	$907,748	$155,867

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Year ended June 30, 2008	Year ended June 30, 2007
Tax at statutory rate	$789,022	$108,325
Net tax payment for amended Airgroup 2005 return		26,342
Permanent differences	113,511
State income taxes	5,215	7,500
Other	-	13,700
Net income tax expense	$907,748	$155,867

 NOTE 12 - CONTINGENCIES

The Company’s acquisition agreement of Airgroup contains future contingent consideration provisions that provide for the selling shareholders to receive additional consideration if minimum pre-tax income levels are made in future periods. Pursuant to SFAS No. 141, “Business Combinations,” contingent consideration is accounted for as additional goodwill when earned.

Effective January 1, 2006, the Company acquired 100% of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million based on meeting all incentive and contingent factors. This consists of: (i) $9.5 million payable in cash at closing (before giving effect for $2.8 million in acquired cash); (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash with $300,000 payable on June 30, 2008 and $300,000 payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the year ended June 30, 2007 the former Airgroup shareholders earned approximately $214,000. Through June 30, 2008, the former Airgroup shareholders earned a total of approximately $631,000 in base earn-out payments. Of this amount, $214,034 was paid during the year ended June 30, 2008 with Company common stock. The remaining amount of $416,596 is accrued in accounts payable.

Assuming minimum targeted earnings levels are achieved, the following table summarizes the Company’s contingent base earn-out payments related to the acquisition of Airgroup that will be paid in the fiscal years indicated based on results of the prior year (in thousands) (1) :

2010

Earn-out payments:
Cash	$—
Equity	634
Total potential earn-out payments	$634

Prior year earnings targets (income from continuing operations) (2)

Total earnings actual and targets	$2,500

Earn-outs as a percentage of prior year earnings targets:

Total	25.3%

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

In fiscal year 2007, the Company entered into finders fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and are conditioned payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months. Payment of the finders fee may be paid in cash, Company shares, or a combination of cash and shares. For the year ended June 30, 2008, the Company paid $77,235 and issued 133,597 shares of stock valued at $.58 per share in satisfaction of the finders fee obligation.

NOTE 13 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2008, none of the shares were issued or outstanding.

Common Stock

In September 2006, the Company issued 250,000 shares of common stock, at a market value of $1.01 per share, in exchange for $252,500, in value, of domestic and international freight training materials for the development of its employees and exclusive agent offices.

In October 2006, the Company issued of 100,000 shares of common stock, at a market value of $1.01 a share, as incentive compensation to its senior managers.

In February 2008, the Company issued 356,724 shares of common stock, at a market value of $.60 a share, in satisfaction of the $214,000 earnout obligation due to former Airgroup shareholders for the earnout period ending June 30, 2007.

In May 2008, the Company issued 250,000 shares of common stock in to a financial advisor who provided investor relations and financial advisory services to the Company. Shares issued were for services provided February through July 2008, and as such, only the value of 208,333 shares has been recorded during the year ended June 30, 2008.

In June 2008, the Company issued 133,597 shares of common stock, at a market value of $.58, in satisfaction of half of the finders fees associated with bringing on new stations. The remaining obligation was paid in cash.

NOTE 14 – STOCK OPTION PLAN

On October 20, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (“2005 Plan). The 2005 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. For the 2005 Plan the awards can take the form of incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”) and may be granted to key employees, directors and consultants. Unless and until the 2005 Plan is approved by the Company’s stockholders, the Company may not issue ISOs. Options shall be exercisable at such time or times, or upon such event, or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the Plan Administrator and set forth in the Option Agreement evidencing such Option; provided, however, that (i) no Option shall be exercisable after the expiration of ten (10) years after the date of grant of such Option, (ii) no Incentive Stock Option granted to a participant who owns more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary of the Company) shall be exercisable after the expiration of five (5) years after the date of grant of such Option, and (iii) no Option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences Service with the Participating Company. Subject to the foregoing, unless otherwise specified by the Option Agreement evidencing the Option, any Option granted hereunder shall have a term of ten (10) years from the effective date of grant of the Option.

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

Under the 2005 Plan, stock options were granted to employees up to 10 years at and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. Under the 2005 Plan, during the year ended June 30, 2008, 650,000 stock options were granted to employees at a weighted average exercise price of $.274 per share. During the year ended June 30. 2007, 725,000 stock options were granted to employees at a weighted average exercise price of $.646 per share. The Company recorded a compensation expense of $204,062 for the year ended June 30, 2008, and $194,269 for the year ended June 30, 2007.

The following table reflects activity under the plan for years ended June 30, 2008 and 2007.

	Year ended June 30, 2008		Year ended June 30, 2007
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,150,000	$0.605	2,425,000	$0.593
Granted	650,000	$0.274	725,000	0.646
Exercised	-	-	-	-
Forfeited	(390,000)	$0.628	-	-
Cancelled	-	-	-	-
Outstanding at end of year	3,410,000	$0.539	3,150,000	$0.605
Exercisable at end of year	1,027,000	$0.596	485,000	$0.593
Non-vested at end of year	2,383,000	$0.514	2,665,000	$0.607

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended	Year ended
	June 30, 2008	June 30, 2007
Risk-Free Interest Rates	0.95% - 3.49%	5.05%
Expected Lives	5 yrs	5 yrs
Expected Volatility	66.2% - 68.7%	102.5%
Expected Dividend Yields	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

As of June 30, 2008, the Company had $629,000 of total unrecognized stock compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 3.01 years. The following table summarizes the Company’s unvested stock options and changes for the years ended June 30, 2008 and 2007.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2006	2,425,000	$0.353
Granted during the year ended June 30, 2007	725,000	0.509
Less options vested during 2007	(485,000)	(0.353)
Outstanding at June 30, 2007	2,665,000	$0.395
Granted during the year ended June 30, 2008	650,000	0.158
Less options vested during 2008	(542,000)	(0.374)
Less options forfeited during 2008	(390,000)	(0.498)
Outstanding at June 30, 2008	2,383,000	$0.319

The following table summarizes outstanding and exercisable options by price range as of June 30, 2008:

					Exercisable Options
Exercise Prices	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2008	Number Exercisable	Weighted Average Exercise Price
$0.00 - $0.19	425,000	9.98	$0.180	$12,750	-	$-
$0.20 - $0.39	50,000	9.72	$0.350	$-	-	$-
$0.40 - $0.59	1,700,000	7.69	$0.489	$-	580,000	$0.489
$0.60 - $0.79	1,190,000	7.57	$0.729	$-	438,000	$0.729
$1.00 - $1.19	45,000	8.23	$1.010	$-	9,000	$1.010
Total	3,410,000	7.97	$0.539	$12,750	1,027,000	$0.596

NOTE 15 - QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)

	Fiscal Year 2008 - Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$25,770,386	$25,765,377	$23,108,798	$25,557,234
Cost of transportation	16,280,521	16,264,393	14,712,256	17,116,365
Net revenues	9,489,865	9,500,984	8,396,542	8,440,859

Total operating expenses	9,400,595	9,317,977	8,226,619	8,333,487

Income from operations	89,270	183,007	169,923	107,372

Total other income (expense)	(63,403)	(74,184)	1,884,220	(44,283)

Income before income tax and minority interest	25,867	108,823	2,054,143	63,089

Income tax (benefit)	135,369	35,841	744,269	(7,731)

Income before minority interest	(109,502)	72,982	1,309,874	70,820

Minority interest	23,089	13,696	14,334	17,612

Net income (loss)	$(86,413)	$86,678	$1,324,208	$88,432

Net income (loss) per common share - basic and diluted	$-	$-	$.04	$-

	Fiscal Year 2007 - Quarter		Ended
	June 30	March 31	December 31	September 30

Revenue	$23,371,733	$19,394,026	$18,343,928	$14,417,101
Cost of transportation	15,455,623	12,278,178	11,655,542	9,423,319
Net revenues	7,916,110	7,115,848	6,688,386	4,993,782

Total operating expenses	7,803,590	7,030,185	6,641,277	4,826,360

Income from operations	112,520	85,663	47,109	167,422

Total other income (expense)	(15,114)	(24,690)	(2,737)	(6,088)

Income before income tax expense (benefit)	97,406	60,973	44,372	161,334

Income tax (benefit)	137,542	37,449	(20,932)	1,808

Income before minority interest	(40,136)	23,524	65,304	159,526

Minority interest	45,464	18	-	-

Net income (loss)	$(85,600)	$23,506	$65,304	$159,526

Net income (loss) per common share - basic and diluted	$-	$-	$-	$-

NOTE 16 – VALUATION ALLOWANCE AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Write off to expense	Increase in reserve	Balance at end of year
Allowance for Doubtful Accounts:

Year ended June 30, 2007	$202,830	$(1,148)	$58,278	$259,960

Year ended June 30, 2008	$259,960	(224,673)	478,192	513,479

NOTE 17 – SUBSEQUENT EVENTS

On September 5, 2008, the Company concurrently entered into and closed upon a Stock Purchase Agreement (the “Agreement”) pursuant to which it acquired all of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide (“Adcom”), a privately held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom. The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to a maximum of $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,580,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Agreement), which includes a future sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

In connection with the acquisition of Adcom, the Company entered into a third amendment to the secured credit facility. As amended, and including availability for Company letters of credit, the Facility has been increased from $10 million to $15 million. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. The Facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.11
Amendment No. 2 to Loan Agreement dated as of June 24, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A.

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002