Form 10-Q
period 2008-09-30
RADIANT LOGISTICS, INC
filed 2008-11-17
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

There were 34,701,960 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 10, 2008.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2008	June 30, 2008

ASSETS
Current assets -
Cash and cash equivalents	$897,547	$392,223
Accounts receivable, net of allowance for doubtful accounts
of $740,306 at September 30, 2008 and $513,479
at June 30, 2008	25,122,808	14,404,002
Current portion of employee loan receivable and
other receivables	521,643	68,367
Prepaid expenses and other current assets	356,812	425,657
Income tax deposit	433,417	-
Deferred tax asset	167,653	292,088
Total current assets	27,499,880	15,582,337

Property and equipment, net	961,538	717,542

Acquired intangibles, net	4,294,842	1,242,413
Goodwill	10,811,142	7,824,654
Employee loan receivable	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	435,552	131,496
Minority interest	34,775	24,784
Total long term assets	15,656,311	9,303,347
Total assets	$44,117,729	$25,603,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Notes payable - current portion of long term debt	$113,306	$113,306
Accounts payable and accrued transportation costs	18,553,305	9,914,831
Commissions payable	2,426,416	1,136,859
Other accrued costs	1,149,029	221,808
Income taxes payable	-	498,142
Due to former Adcom shareholder	2,402,301	-
Total current liabilities	24,664,357	11,884,946

Long term debt	8,577,435	4,272,032
Deferred tax liability	1,561,924	422,419
Total long term liabilities	10,139,359	4,694,451
Total liabilities	34,783,716	16,579,397
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized;
issued and outstanding: 34,701,960 at September 30, 2008
and 34,660,293 at June 30, 2008	16,158	16,116
Additional paid-in capital	7,763,613	7,703,658
Retained earnings	1,554,242	1,304,055
Total stockholders’ equity	9,334,013	9,023,829
	$44,117,729	$25,603,226

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007

Revenue	$32,403,220	$25,557,234
Cost of transportation	21,219,498	17,116,375
Net revenue	11,183,722	8,440,859

Agent commissions	7,553,153	5,851,818
Personnel costs	1,613,699	1,546,934
Selling, general and administrative expenses	1,117,033	694,867
Depreciation and amortization	315,356	239,868
Restructuring charges	220,000	-
Total operating expenses	10,819,241	8,333,487

Income from operations	364,481	107,372

Other income (expense):
Interest income	988	1,200
Interest expense	(25,697)	(25,740)
Other	53,084	(19,743)
Total other income (expense)	28,375	(44,283)

Income before income tax expense	392,856	63,089

Income tax (expense) benefit	(152,659)	7,731

Income before minority interests	240,197	70,820

Minority interest	9,990	17,612

Net income	$250,187	$88,432

Net income per common share - basic	$.01	$-
Net income per common share - diluted	$.01	$-

Weighted average shares outstanding:
Basic shares	34,695,166	33,961,639
Diluted shares	34,800,257	34,442,963

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

			ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TOTAL STOCKHOLDERS' EQUITY
	COMMON STOCK
	SHARES	AMOUNT

Balance at June 30, 2008	34,660,293	$16,116	$7,703,658	$1,304,055	$9,023,829

Share based compensation	-	-	47,913	-	47,913

Shares issued for investor relations services	41,667	42	12,042		12,084

Net income for the three months ended September 30, 2008	-	-	-	250,187	250,187
Balance at September 30, 2008	34,701,960	$16,158	$7,763,613	$1,554,242	$9,334,013

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For three months ended September 30,
	2008	2007
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$250,187	$88,432
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATION ACTIVITIES
share based compensation	47,913	61,258
stock issued for investor relations services	12,084	-
amortization of intangibles	217,015	136,840
change in deferred taxes	47,940	(46,526)
depreciation	98,341	95,875
amortization of bank fees	3,414	7,153
minority interest in (loss) of subsidiaries	(9,990)	(17,612)
provision for doubtful accounts	95,414	26,265

CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	(163,920)	(2,466,357)
employee receivable and other receivables	(40,236)	1,984
prepaid expenses and other assets	152,605	(574,099)
accounts payable and accrued transportation costs	913,584	328,866
commissions payable	69,644	86,883
other accrued costs	230,424	(102,823)
income taxes payable	(413,114)	(107,580)
income tax deposits	(433,417)	-

Net cash provided by operating activities	1,077,888	(2,481,441)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
acquisition of Adcom Express, Inc including an additional $26,809 cost incurred post closing	(4,803,605)	-
purchase of technology and equipment	(50,475)	(169,079)

Net cash used for investing activities	(4,854,080)	(169,079)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
issuance of notes receivable	(25,000)	-
payments of notes receivable	1,113	-
net proceeds from (payment to) credit facility	4,305,403	2,340,306

Net cash provided by financing activities	4,281,516	2,340,306

NET INCREASE (DECREASE) IN CASH	505,324	(310,214)

CASH, BEGINNING OF THE PERIOD	392,223	719,575

CASH, END OF PERIOD	$897,547	$409,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$951,250	$168,350
Interest paid	$24,427	$25,740

The accompanying notes form an integral part of these condensed consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

None

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a Bellevue Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Operating under the Airgroup and Adcom brands, the Company services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy, the Company intends to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

As a non-asset based provider of third-party logistics services, the Company seeks to limit its investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide the Company with favorable rates, minimum service levels, capacity assurances and priority handling status. The Company’s non-asset based approach allows it to maintain a high level of operating flexibility and leverage a cost structure that is highly scalable in nature while the aggregate purchasing power of the Company’s freight volumes enables the Company to negotiate attractive pricing with transportation providers.

In furtherance of the Company’s growth strategy, in September of 2008, the Company completed the acquisiton of Adcom Express, Inc. d/b/a Adcom Worldwide, a Minneapolis, Minnesota-based, privately held company that provides a full range of domestic and international transportation and logistics services across North America. Founded in 1978, Adcom services a diversified account base including manufacturers, distributors and retailers through a combination of three company owned and twenty seven agency offices across North America. See Note 4.

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company’s management believes that the disclosures are adequate to make the information presented not misleading. The Company’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, accounting for the issuance of shares and share based compensation, fair value of acquired assets and liabilities, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

e)	Property & Equipment

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

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time. As of September 30, 2008, management believes there are no indications of an impairment.

g)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method consistent with the term of the underlying agreement which generally extends for a period of 4 to 5 years. See Notes 3, 4 and 5.

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of September 30, 2008.

h)	Commitments

The Company has operating lease and capital lease commitments, some of which are for office and warehouse space and equipment rentals and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2009 through 2013 are, respectively, $518,022, $376,971, $144,627, $32,281, and $23,393.

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

For the three months ended September 30, 2008, the Company recorded a share based compensation expense of $47,913, which, net of income taxes, resulted in a $29,706 net reduction of net income. For the three months ended September 30, 2007, the Company recorded a share based compensation expense of $61,258, which, net of income taxes, resulted in a $40,430 net reduction of net income.

l)	Basic and Diluted Income Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted income per share. Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive.

For the three months ended September 30, 2008, the weighted average outstanding number of potentially dilutive common shares totaled 34,800,257 shares of common stock, including options to purchase 3,410,000 shares of common stock at June 30, 2008, of which 2,985,000 were excluded as their effect would have been antidilutive. For the three months ended September 30, 2007, the weighted average outstanding number of potentially dilutive common shares totaled 34,442,963 shares of common stock, including options to purchase 3,150,000 shares of common stock at June 30, 2007, of which 1,145,000 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended September 30, 2008	Three months ended September 30, 2007
Weighted average basic shares outstanding	34,695,166	33,961,639
Options	105,091	481,324
Weighted average dilutive shares outstanding	34,800,257	34,442,963

m)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2008.

NOTE 3 - ACQUISITION OF ASSETS - AUTOMOTIVE

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

NOTE 4 - ACQUISITION OF ADCOM

On September 5, 2008, the Company concurrently entered into and closed upon a Stock Purchase Agreement (the “Agreement”) pursuant to which it acquired 100 percent of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide (“Adcom”), a privately held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom. The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to a maximum of $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Agreement), which includes a future sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Adcom have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition. At September 30, 2008, the total purchase price consisted of an initial payment of $4,750,000, an additional $136,796 in acquisition expenses and net of an offset of $110,000 for certain liabilities assumed in connection with the transaction. Also included in the acquisition is $1,250,000 in future integration payments (included in current liabilities), and $394,408 in working capital and other adjustments. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at August 31, 2008.

Current Assets	$11,980,440
Furniture & Equipment	291,862
Notes Receivable	343,602
Goodwill and other intangibles	6,255,932
Other Assets	325,295
Total acquired assets	19,197,131

Current Liabilities assumed	11,559,927
Long Term Deferred Tax Liability	1,216,000
Total acquired liabilities	12,775,927

Net assets acquired	$6,421,204
The above allocation is still preliminary and the Company expects to finalize it prior to the September 2009 anniversary of the acquisition as required per SFAS 141.

The following information is based on estimated results for the three months ending September 30, 2008 and 2007 as if the acquisition of the Adcom had occurred as of July 1, 2007 (in thousands, except earnings per share):

	Three months ended September 30,
	2008	2007
Total revenue	$49,242	$39,948

Net income (loss)	$178	$(137)

Earnings per share:
Basic	$.01	$.00
Diluted	$.01	$.00

NOTE 5 - ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Purchased Assets in Detroit and the acquisition of Adcom. The information is for the three months ended September 30, 2008 and year ended June 30, 2008.

	Three months ended September 30, 2008		Year ended June 30, 2008
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,821,444	$1,665,061	$2,652,000	$1,454,587
Covenants not to compete	190,000	51,541	90,000	45,000
Total	$6,011,444	$1,716,602	$2,742,000	$1,499,587

Aggregate amortization expense:
For three months ended September 30, 2008		$217,015
For three months ended September 30, 2007		$136,840
Aggregate amortization expense for the year ended June 30:
2009 - For the remainder of the year		1,051,218
2010		1,164,286
2011		832,762
2012		774,772
2013		379,344
2014		52,880
Thereafter		39,580
Total		$4,294,842

For the three months ended September 30, 2008, the Company recorded an expense of $217,015 from amortization of intangibles and an income tax benefit of $76,495 from amortization of the long term deferred tax liability; arising from the Airgroup and Adcom acquisitions. For the three months ended September 30, 2007, the Company recorded an expense of $136,840 from amortization of intangibles and an income tax benefit of $46,526; both arising from the acquisition of Airgroup. The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability will be $671,091 for the remainder of 2009, $743,082 in 2010, $524,700 in 2011, $482,259 in 2012, $237,093 in 2013 and $74,693 thereafter.

NOTE 6 - VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. RLP commenced operations in February 2007. Minority interest recorded on the income statement for the three months ending September 30, 2008 was a benefit of $9,990 and for the three months ending September 30, 2007 was a benefit of $17,612.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	June 30,
	2008	2008
Vehicles	$35,079	$3,500
Communication equipment	1,353	1,353
Office equipment	309,156	261,633
Furniture and fixtures	55,581	47,191
Computer equipment	527,953	290,135
Computer software	742,631	738,566
Leasehold improvements	43,488	30,526
	1,715,241	1,372,904
Less: Accumulated depreciation and amortization	(753,703)	(655,362)
Property and equipment - net	$961,538	$717,542

Depreciation and amortization expense for the three months ended September 30, 2008 was $98,341, and for the three months ended September 30, 2007 was $95,875.

NOTE 9 - LONG TERM DEBT

In September 2008, the Company’s $10 million revolving credit facility (Facility) was increased from $10 million to $15 million. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible accounts receivable.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc. (“RLGS”), Radiant Logistics Partners, LLC (“RLP”), and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP and RLGS are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At September 30, 2008, the Company was in compliance with all of its covenants.

As of September 30, 2008, the Company had $6,814,861 advances under the Facility and $1,762,574 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank. These amounts total long term debt of $8,577,435.

At September 30, 2008, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $7,245,814 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended September 30, 2008, the Company recognized net income tax expense of $152,659 consisting of current income tax expense of $104,719 and deferred income tax expense of $47,940.

For the three months ended September 30, 2007, the Company recognized net income tax benefit of $7,731 consisting of current income tax expense of $60,607 and deferred income tax benefit of $68,338.

The Company’s consolidated effective tax rate during the three month periods ended September 30, 2008 and September 30, 2007 was 38.0% and 34.0%, respectively.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2008, none of the shares were issued or outstanding.

Common Stock

In May 2008, the Company issued 250,000 shares of common stock to a financial advisor who provided investor relations and financial advisory services to the Company. Shares issued were for services provided February 2008 through July 2008, and as such, only the value of 41,667 shares has been recorded during the quarter ended September 30, 2008.

NOTE 12 - SHARE BASED COMPENSATION

For the three months ended September 30, 2008, the Company granted no options.

Share based compensation costs recognized during the three months ended September 30, 2008, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of September 30, 2008.

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest.

For the three months ended September 30, 2008 and 2007, the Company recognized stock option compensation costs of $47,913 and $61,258, respectively, in accordance with SFAS 123R. The following table summarizes activity under the plan for the three months ended September 30, 2008.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2008	3,410,000	$0.539	7.97 years	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-
Outstanding at September 30, 2008	3,410,000	$0.539	7.72 years	$-
Exercisable at September 30, 2008	1,036,000	$0.603	7.20 years	$-

The aggregate intrinsic value for all outstanding options as of September 30, 2008 was $29,750. The aggregate intrinsic value for all vested options was $0 due to the strike price of all vested options exceeding the market price of the Company’s stock.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

None

NOTE 14 - SUBSEQUENT EVENTS

In November 2008, the Company amended the Airgroup Stock Purchase Agreement dated January 11, 2006 and agreed to unconditionally pay the former Airgroup shareholders an Earn-Out payment of $633,333 for the Earn-Out Period ending June 30, 2009 to be paid on or about October 1, 2009 and to be paid 100% by delivery of shares of the common stock of the Company. In consideration for the certainty of the Earn-Out payment, the former Airgroup shareholders have agreed to waive and release the Company from any and all further obligations to the former Airgroup shareholders of any and all Earn-Outs Payments on account of Shortfall Amounts, if any, that may have accumulated prior to June 30, 2009; (ii) to waive and release the Company from any and all further obligation to account for and pay to former Airgroup shareholders the Tier-2 Earn-Out Payment; and (iii) that the Earn-Out Payment to be made for the Earn-Out Period ending June 30, 2009 shall reflect a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding the our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) maintain the future operations of Adcom in a manner consistent with its past practices, (v) integrate the operations of Adcom with our existing operations, (vi) continue growing our business and maintain historical or increased gross profit margins; (vii) locate suitable acquisition opportunities; (viii) secure the financing necessary to complete any acquisition opportunities we locate; (ix) assess and respond to competitive practices in the industries in which we compete, (x) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (xi) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth in Part 1 Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

We are a Bellevue Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Operating under the Airgroup and Adcom brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

Our growth strategy continues to focus on both organic growth and acquisitions. From an organic perspective, we are focused on strengthening existing and expanding new customer relationships. One of the drivers of our organic growth will be retaining existing, and securing new exclusive agency locations as well as enhancing our back-office infrastructure and transportation and accounting systems.

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

Performance Metrics

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our recently completed acquisition of Adcom. The pro forma information has been presented for three months ended September 30, 2008 and 2007 as if we had acquired Adcom as of July 1, 2007. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the condensed consolidated financial statements included within this report.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the three months ended September 30, 2008 (actual and unaudited) and September 30, 2007 (actual and unaudited)

We generated transportation revenue of $32.4 million and $25.6 million and net transportation revenue of $11.2 million and $8.4 million for the three months ended September 30, 2008 and 2007 respectively. Net income was $250,000 for the three months ended September 30, 2008 compared to net income of $88,000 for the three months ended September 30, 2007.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $806,000 and $427,000 for three months ended September 30, 2008 and 2007, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,		Change
	2008	2007	Amount	Percent

Net income	$250	$88	$162	184.1%
Income tax expense (benefit)	153	(8)	161	NM
Interest expense - net	25	25	-	0%
Depreciation and amortization	315	240	75	31.3%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$743	$345	$398	115.4%

Share based compensation and other non-cash costs	63	82	(19)	(23.2%)
Adjusted EBITDA	$806	$427	$379	88.8%

The following table summarizes September 30, 2008 (actual and unaudited) and September 30, 2007 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2008	2007	Amount	Percent

Transportation revenue	$32,403	$25,557	$6,846	26.8%
Cost of transportation	21,219	17,116	4,103	24.0%

Net transportation revenue	$11,184	$8,441	$2,743	32.5%
Net transportation margins	34.5%	33.0%

Transportation revenue was $32.4 million for the three months ended September 30, 2008, an increase of 26.8% over transportation revenue of $25.6 million for the three months ended September 30, 2007. Domestic transportation revenue increased by 19.5% to $20.5 million for the three months ended September 30, 2008 from $17.1 million for the three months ended September 30, 2007. The increase was primarily due to increased volume handled by us in 2008, and the domestic revenues from Adcom. International transportation revenue increased by 41.5% to $11.9 million for the three months ended September 30, 2008 from $8.4 million for the comparable prior year period, mainly attributed to increased air and ocean export freight volume and the addition of Adcom sales for the month of September.

Cost of transportation increased to $21.2 million for the three months ended September 30, 2008 compared to $17.1 million for the three months ended September 30, 2007 as a result of the increased transportation volumes described above.

Net transportation margins increased to 34.5% of transportation revenue for the three months ended September 30, 2008 as compared to 33.0% of transportation revenue for the three months ended September 30, 2007.

The following table compares certain September 30, 2008 (unaudited) and September 30, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended September 30,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$11,184	100.0%	$8,441	100.0%	$2,743	32.5%

Agent commissions	7,553	67.5%	5,852	69.3%	1,701	29.1%
Personnel costs	1,614	14.4%	1,547	18.3%	67	4.3%
Other selling, general and administrative	1,117	10.0%	695	8.2%	422	60.7%
Depreciation and amortization	315	2.8%	240	2.8%	75	31.3%
Restructuring charge	220	2.0%	-	0.0%	220	NM

Total operating costs	10,819	96.7%	8,334	98.7%	2,485	29.8%

Income from operations	365	3.3%	107	1.3%	258	241.1%
Other income (expense)	28	0.3%	(45)	(0.4%)	73	NM

Income before income taxes and minority interests	393	3.5%	62	0.7%	331	533.9%
Income tax (expense) benefit	(153)	1.4%	8	(0.1%)	(161)	NM

Income before minority interests	240	2.2%	70	0.8%	170	242.9%
Minority interests	10	0.1%	18	0.2%	(8)	(44.4%)

Net income	$250	2.2%	$88	1.0%	$162	184.1%

Agent commissions were $7.5 million for the three months ended September 30, 2008, an increase of 29.1% from $5.9 million for the three months ended September 30, 2007. Agent commissions as a percentage of net transportation revenue decreased to 67.5% for three months ended September 30, 2008 from 69.3% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark, NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Personnel costs were $1.6 million for the three months ended September 30, 2008, an increase of 4.3% from $1.5 million for the three months ended September 30, 2007. Personnel costs as a percentage of net transportation revenue decreased to 14.4% for three months ended September 30, 2008 from 18.3% for the comparable prior year period primarily as a result reduced head count in the Detroit operations from the prior year offset by increased head count of the Adcom transaction completed in September, 2008.

Other selling, general and administrative costs were $1,117,000 for the three months ended September 30, 2008, an increase of 60.7% from $695,000 for the three months ended September 30, 2007, relating primarily to the increase in Company owned stations and the acquisition of Adcom. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.0% for three months ended September 30, 2008 from 8.2% for the comparable prior year period.

Depreciation and amortization costs were approximately $315,000 and $240,000 for the three months ended September 30, 2008 and 2007, respectively. Depreciation and amortization as a percentage of net transportation revenue remained constant at 2.8%.

Restructuring cost incurred in the three months ending September 30, 2008 were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant International personnel and facilities costs. These restructuring charges will be paid out over a one year period. There were no similar costs for the comparable prior year.

Income from operations was $365,000 for the three months ended September 30, 2008 compared to income from operations of $107,000 for the three months ended September 30, 2007.

Other income was $28,000 for the three months ended September 30, 2008 compared to other expense of $45,000 for the three months ended September 30, 2007.

Net income was $250,000 for the three months ended September 30, 2008, compared to net income of $88,000 for the three months ended September 30, 2007.

Supplemental Proforma Information

The following table provides a reconciliation of September 30, 2008 (pro forma and unaudited) and September 30, 2007 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2008	2007	Amount	Percent

Net income (loss)	$178	$(137)	$315	229.9%
Income tax expense (benefit)	109	(84)	193	NM
Interest expense - net	100	85	15	17.6%
Depreciation and amortization	469	478	(9)	(1.9%)

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$856	$342	$514	150.3%

Share based compensation and other non-cash costs	63	82	(19)	(23.2%)
Adjusted EBITDA	$919	$424	$495	116.7%

The following table summarizes September 30, 2008 (pro forma and unaudited) and September 30, 2007 (pro formal and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2008	2007	Amount	Percent

Transportation revenue	$49,242	$39,948	$9,294	23.3%
Cost of transportation	32,458	26,222	6,236	23.8%

Net transportation revenue	$16,784	$13,726	$3,058	22.3%
Net transportation margins	34.1%	34.4%

Pro forma transportation revenue was $49.2 million for the three months ended September 30, 2008, an increase of 23.3% over pro forma transportation revenue of $39.9 million for the three months ended September 30, 2007.

Pro forma cost of transportation increased to $32.5 million for the three months ended September 30, 2008 an increase of 23.8% over pro forma costs of transportation of $26.2 million for the three months ended September 30, 2007.

Pro forma net transportation margins remained relatively unchanged at 34.1% for the three months ended September 30, 2008 compared to pro forma transportation margins of 34.4% for the three months ended September 30, 2007.

The following table compares certain September 30, 2008 (unaudited) and September 30, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended September 30,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$16,784	100%	$13,726	100.0%	$3,058	22.3%

Agent commissions	11,913	71.0%	9,761	71.1%	2,152	22.0%
Personnel costs	2,259	13.5%	2,184	15.9%	75	3.4%
Other selling, general and administrative	1,484	8.8%	1,113	8.1%	371	33.3%
Depreciation and amortization	469	2.8%	478	3.5%	(9)	(1.9%)
Restructuring charge	220	1.3%	-	0.0%	220	NM

Total operating costs	16,345	97.4%	13,536	98.6%	2,809	20.8%

Income from operations	439	2.6%	190	1.4%	249	131.1%
Other income (expense)	(162)	(1.0%)	(429)	(3.1%)	267	(62.2%)

Income before income taxes and minority interests	277	1.7%	(239)	(1.7%)	516	(215.9%)
Income tax expense	109	0.6%	(84)	(0.6%)	193	(229.8%)

Income before minority interests	168	1.0%	(155)	1.1%	323	(208.4%)
Minority interests	10	0.1%	18	0.1%	(8)	(44.4%)

Net income (loss)	$178	1.1%	(137)	(1.0%)	$315	(229.9%)

Agent commissions were $11.9 million for the three months ended September 30, 2008, an increase of 22.0% from $9.8 million for the three months ended September 30, 2007. Agent commissions as a percentage of net transportation revenue were relatively unchanged, at 71.0% for three months ended September 30, 2008 compared to 71.1% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Personnel costs were $2.3 million for the three months ended September 30, 2008, an increase of 3.4% from $2.2 million for the three months ended September 30, 2007. Personnel costs as a percentage of net transportation revenue decreased to 13.5% for three months ended September 30, 2008 from 15.9% for the comparable prior year period primarily as a result of reduced head count in the Detroit operations from the prior year offset by increased head count of the Adcom transaction completed in September.

Other selling, general and administrative costs were $1,484,000 for the three months ended September 30, 2008, an increase of 33.3% from $1,113,000 for the three months ended September 30, 2007. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 8.8% for three months ended September 30, 2008 from 8.1% for the comparable prior year period.

Depreciation and amortization costs were approximately $469,000 and $478,000 for the three months ended September 30, 2008 and 2007, respectively. Depreciation and amortization as a percentage of net transportation revenue decreased to 2.8% for the three months ended September 30, 2008 from 3.5% for the comparable prior year period.

Income from operations was $439,000 for the three months ended September 30, 2008 compared to income from operations of $190,000 for the three months ended September 30, 2007.

Other expense was $162,000 for the three months ended September 30, 2008 compared to other expense of $429,000 for the three months ended September 30, 2007.

Net income was $178,000 for the three months ended September 30, 2008, compared to net loss of $137,000 for the three months ended September 30, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended September 30, 2008 was $1,078,000 compared to net cash used by operating activities for the three months ended September 30, 2007 of $2.5 million. The change was principally driven by growth resulting in an increase in working capital and offset by the absence of a garnishment proceeding against our Detroit customers associated with an Asset Purchase Agreement with Mass Financial that negatively impacted the quarter ending September 30, 2007.

Net cash used for investing was $4,854,000 for the three months ended September 30, 2008 compared to net cash used of $169,000 for the three months ended September 30, 2007. Use of cash for the three months ended September 30, 2008 consisted primarily approximately $4.8 million spent on the acquisition of Adcom in September 2008, and an additional $50,000 spent for technology and equipment. Use of cash for the three months ended September 30, 2007 related primarily to the upgrade of our SAP accounting system.

Net cash provided by financing activities for the three months ended September 30, 2008 was $4,282,000 compared to net cash provided by financing activities of $2,340,000 for the three months ended September 30, 2007. The $4,282,000 of cash provided in 2008 consisted primarily of borrowings from our credit facility for the acquisition of Adcom in September 2008. The $2,340,000 for the three months ended September 30, 2007 primarily reflects advances under our credit facility.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup. The transaction was valued at up to 14.0 million. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $300,000 of which was paid on June 30, 2008 and $300,000 is payable on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the year ending June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments. For the year ended June 30, 2008, the former shareholders of Airgroup earned and additional $417,000 in base earn-out payments.

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

In November 2008, the Company amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an Earn-Out payment of $633,333 for the Earn-Out Period ending June 30, 2009 to be paid on or about October 1, 2009 and to be paid 100% by delivery of shares of the common stock of the Company. In consideration for the certainty of the Earn-Out payment, the former Airgroup shareholders have agreed to waive and release the Company from any and all further obligations to the former Airgroup shareholders of any and all Earn-Outs Payments on account of Shortfall Amounts, if any, that may have accumulated prior to June 30, 2009; (ii) to waive and release the Company from any and all further obligation to account for and pay to former Airgroup shareholders the Tier-2 Earn-Out Payment; and (iii) that the Earn-Out Payment to be made for the Earn-Out Period ending June 30, 2009 shall reflect a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement.

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

In November 2007, the purchase price was reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from our interim operation of the Purchased Assets since May 22, 2007. Of the cash component,, $100,000 was paid in May of 2007, $265,000 was paid at closing, and a final payment of $195,000 was to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by us. Net of qualifying expenses and a discount for accelerated payment, the final payment was reduced to $95,000 and paid in June of 2008. For more information, see Note 3 to our consolidated financial statement included elsewhere herein.

Effective September 1, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11,050,000, consisting of: (i) $4,750,000.00 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to a maximum of $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year:	2010	2011	2012	2013
Earn-out period:	9/1/2008 - 6/30/2009	7/1/2009 - 6/30/2010	7/1/2010 - 6/30/2011	7/1/2011 - 6/30/2012
Earn-out payments:
Cash	$350	$350	$350	$350
Equity	350	350	350	350
Total potential earn-out payments	$700	$700	$700	$700

Total gross margin targets	$3,600	$4,320	$4,320	$4,320

(1)	Earn-out payments are paid October 1 following each fiscal year end.

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

Off Balance Sheet Arrangements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2008 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure. There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated November 17, 2008	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: November 17, 2008	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer and Chief Financial Officer
(Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 17, 2008