Form 10-Q
period 2008-12-31
RADIANT LOGISTICS, INC
filed 2009-02-13
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

Indicate by check mark whether the registrant: (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 34,701,960 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 10, 2009.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements - Unaudited

	Condensed Consolidated Balance Sheets at December 31, 2008 (Unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended December 31, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 (Unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	20

Item 4T.	Controls and Procedures	38

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 6.	Exhibits	39

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2008	June 30, 2008

ASSETS
Current assets -
Cash and cash equivalents	$1,023,812	$392,223
Accounts receivable, net of allowance for doubtful accounts of $994,439 at December 31, 2008 and $513,479 at June 30, 2008	21,047,684	14,404,002
Current portion of employee loan receivable and other receivables	704,576	68,367
Prepaid expenses and other current assets	381,609	425,657
Income tax deposit	2,037,642	-
Deferred tax asset	-	292,088
Total current assets	25,195,323	15,582,337

Property and equipment, net	977,495	717,542

Acquired intangibles, net	3,877,353	1,242,413
Goodwill	-	7,824,654
Employee loan receivable	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	397,125	131,496
Minority interest	26,931	24,784
Total long term assets	4,381,409	9,303,347
Total assets	$30,554,227	$25,603,226
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable - current portion of long term debt	$633,333	$113,306
Accounts payable and accrued transportation costs	12,340,748	9,914,831
Commissions payable	1,361,060	1,136,859
Other accrued costs	903,162	221,808
Income taxes payable	-	498,142
Deferred tax liability	1,112,965	-
Due to former Adcom shareholder	2,201,849	-
Total current liabilities	18,553,117	11,884,946

Long term debt	12,049,790	4,272,032
Deferred tax liability	800,232	422,419
Total long term liabilities	12,850,022	4,694,451
Total liabilities	31,403,139	16,579,397
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 34,701,960 at December 31, 2008 and 34,660,293 at June 30, 2008	16,158	16,116
Additional paid-in capital	7,796,392	7,703,658
Retained earnings (deficit)	(8,661,462)	1,304,055
Total stockholders’ equity (deficit)	(848,912)	9,023,829
Total liabilities and stockholders’ equity (deficit)	$30,554,227	$25,603,226

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2008	2007	2008	2007

Revenue	$42,513,263	$23,108,798	$74,907,962	$48,666,031
Cost of transportation	29,023,751	14,712,256	50,235,011	31,828,629
Net revenues	13,489,512	8,396,542	24,672,951	16,837,402

Agent commissions	9,000,585	6,154,416	16,553,457	12,006,234
Personnel costs	2,110,217	1,090,305	3,723,841	2,637,240
Selling, general and administrative expenses	1,026,362	740,164	2,125,384	1,435,032
Depreciation and amortization	472,709	241,734	788,066	481,602
Restructuring charges	-	-	220,000	-
Total operating expenses	12,609,873	8,226,619	23,410,748	16,560,108

Income from operations	879,639	169,923	1,262,203	277,294

Other income (expense):
Interest income	5,429	1,200	6,417	2,400
Interest expense	(72,381)	(48,131)	(98,077)	(73,871)
Other – non recurring	-	1,918,146	-	1,918,146
Goodwill impairment	(11,403,342)	-	(11,403,342)	-
Other	108	13,005	35,104	(6,738)
Total other income (expense)	(11,470,186)	1,884,220	(11,459,898)	1,839,937

Income (loss) before income tax (expense) benefit	(10,590,547)	2,054,143	(10,197,695)	2,117,231

Income tax (expense) benefit	382,690	(744,269)	230,031	(736,537)

Income (loss) before minority interest	(10,207,857)	1,309,874	(9,967,664)	1,380,694

Minority interest	(7,843)	14,334	2,147	31,946

Net income (loss)	$(10,215,700)	$1,324,208	$(9,965,517)	$1,412,640

Net income (loss) per common share – basic	$(.29)	$.04	$(.29)	$.04
Net income (loss) per common share – diluted	$(.29)	$.04	$(.29)	$.04

Weighted average shares outstanding:
Basic shares	34,701,960	33,961,639	34,698,563	33,961,639
Diluted shares	34,701,960	34,078,947	34,698,563	34,260,955

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

			ADDITIONAL	RETAINED	TOTAL
	COMMON STOCK		PAID-IN	EARNINGS	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	EQUITY (DEFICIT)

Balance at June 30, 2008	34,660,293	$16,116	$7,703,658	$1,304,055	$9,023,829

Share based compensation	-	-	80,692	-	80,692

Shares issued for investor relations services	41,667	42	12,042		12,084

Net loss for the six months ended December 31, 2008	-	-	-	(9,965,517)	(9,965,517)
Balance at December 31, 2008	34,701,960	$16,158	$7,796,392	$(8,661,462)	$(848,912)

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For six months ended December 31,
	2008	2007
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income (loss)	$(9,965,517)	$1,412,640
ADJUSTMENTS TO RECONCILE NET INCOME(LOSS)TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	80,692	93,102
stock issued for investor relations services	12,084	-
amortization of intangibles	565,060	273,680
change in deferred taxes	566,866	(674,847)
depreciation	223,005	193,087
goodwill impairment	11,403,342	-
amortization of bank fees	7,979	14,306
tax indemnity	-	(486,694)
minority interest in loss of subsidiaries	(2,147)	(31,946)
provision for doubtful accounts	149,095	215,904

CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	3,657,072	1,927,468
employee receivable and other receivables	(36,813)	(91,417)
prepaid expenses and other assets	161,670	377,827
accounts payable and accrued transportation costs	(6,518,887)	(3,486,772)
commissions payable	224,201	4,636
other accrued costs	130,571	(153,475)
income taxes payable	(498,142)	1,038,789
income tax deposits	(1,952,614)	-
Net cash provided by (used for) operating activities	(1,792,483)	626,288
CASH FLOWS USED FOR INVESTING ACTIVITIES:
issuance of notes receivable	(214,520)	-
payments of notes receivable	4,276	-
acquisition of automotive assets	-	(1,925,000)
acquisition of Adcom Express, Inc net of acquired cash
including and additional $62,246 cost incurred post closing	(4,839,040)	-
purchase of technology and equipment	(191,096)	(185,338)
Net cash used for investing activities	(5,240,380)	(2,110,338)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
proceeds from note payable – acquisition of automotive assets	-	120,000
payments to former shareholders of Airgroup	(113,306)	(500,000)
net proceeds from credit facility	7,777,758	1,340,923
Net cash provided by financing activities	7,664,452	960,923
NET INCREASE (DECREASE) IN CASH	631,589	(523,127)

CASH, BEGINNING OF THE PERIOD	392,223	719,575
CASH, END OF PERIOD	$1,023,812	$196,448
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,695,150	$372,674
Interest paid	$98,077	$73,871

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In November 2008, the Company recorded $633,333 as an accrued payable and an increase to goodwill for the final annual earnout payment due to the former Airgroup shareholders for the Company’s acquisition of Airgroup.

In December 2008, the Company completed its quarterly analysis of allowance for doubtful accounts.  Included in the analysis of doubtful accounts was $205,462 relating to receivables acquired in the Adcom transaction.  Pursuant to the purchase agreement of Adcom – the $205,462 was offset against amounts otherwise due to the former Adcom shareholder.

In December 2008, the Company the paid $333,277 to the former Airgroup shareholders for the earnout payment recorded on the books for the year ending June 30, 2008.  The earnout payment was recorded at June 30, 2008 in the amount of $416,596, and payable in Company shares.  The payment was discounted by $83,319 as the former Airgroup shareholders agreed to receive cash rather than Company shares.    The effect of this transaction was a decrease to goodwill and the amount owed to the former Airgroup shareholders.

In November 2008, the Company finalized its purchase price allocation resulting in a decrease of net assets acquired by $62,694 due to unutilized transaction costs.  The effect of this transaction was a decrease to goodwill and a decrease to accrued payables.

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a combination of company-owned stations and a network of exclusive agent stations across North America. Operating under the Airgroup and Adcom brands, the Company services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy, the Company intends to build a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

As a non-asset based provider of third-party logistics services, the Company seeks to limit its investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation providers who generally provide the Company with favorable rates, minimum service levels, capacity assurances and priority handling status.  The Company’s non-asset based approach allows it to maintain a high level of operating flexibility and leverage a cost structure that is highly variable in nature while the volume of flow of freight enables the Company to negotiate attractive pricing with its transportation providers.

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

f)           Goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.

During the second quarter of fiscal 2009, in connection with the preparation of the condensed consolidated financial statements included herein the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value.  The Company conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As the Company has significantly grown the business since its initial acquisition of Airgroup, it has also grown its customer relationship intangibles as the Company added additional stations.  Through its impairment testing and review, the Company concluded that its discounted cashflow analysis supports a valuation of its identifiable intangible assets well in excess of their carrying value.  Factoring this with management’s assessment of the fair value of other assets and liabilities results in no residual implied fair value remaining to be allocated to goodwill.  However, SFAS 142 does not allow the Company to recognize the previously unrecognized intangible assets in connection with these new stations.  As a result, at December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $11.4 million. The Company does not expect this non-cash charge to have any impact on the Company’s compliance with the financial covenants in its credit agreement.

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

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of December 31, 2008.

h)         Commitments

The Company has operating lease and capital lease commitments, some of which are for office and warehouse space and equipment rentals and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2009 through 2013 are, respectively, $519,314, $300,636, $144,628, $32,281, and $23,393.

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

For the three months ended December 31, 2008, the Company recorded a share based compensation expense of $32,779, which, net of income taxes, resulted in a $20,323 net reduction of net income. For the three months ended December 31, 2007, the Company recorded a share based compensation expense of $31,844, which, net of income taxes, resulted in a $21,017 net reduction of net income.  For the six months ended December 31, 2008, the Company recorded a share based compensation expense of $80,692, which, net of income taxes, resulted in a $50,029 net reduction of net income. For the six months ended December 31, 2007, the Company recorded a share based compensation expense of $93,102, which, net of income taxes, resulted in a $61,447 net reduction of net income.

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

For the three months ended December 31, 2008 and 2007, the weighted average outstanding number of dilutive common shares totaled 34,701,960 and 34,078,947, respectively.  Options to purchase 3,360,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2008 as there was a loss for the period and they are thus anti-dilutive.  Options to purchase 1,375,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

For the six months ended December 31, 2008 and 2007, the weighted average outstanding number of dilutive common shares totaled 34,698,563 and 34,260,955, respectively.  Options to purchase 3,360,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2008 as there was a loss for the period and they are thus anti-dilutive.  Options to purchase 1,375,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2007 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended December 31, 2008	Three months ended December 31, 2007	Six months ended December 31, 2008	Six months ended December 31, 2007
Weighted average basic shares outstanding	34,701,960	33,961,639	34,698,563	33,961,639
Options	-	117,308	-	299,316
Weighted average dilutive shares outstanding	34,701,960	34,078,947	34,698,563	34,260,955

m)           Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2008.

NOTE 3 – ACQUISITION OF ASSETS – AUTOMOTIVE

 In May, 2007, the Company launched a new logistics service offering focused on the automotive industry through its wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).  The Company entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”).  Pursuant to the initial APA, the agreement of the transaction was valued at up to $2.75 million.

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

The Company finalized its purchase price allocation in November 2008 resulting in a decrease of net assets acquired by $63,000 due to unutilized transaction costs.  The total net assets acquired were $1.84 million.  The purchase price of the acquired assets was comprised of the $1.56 million purchase price less $25,000 for the early payment of the note, and an additional $302,306 in acquisition expenses.  Given the nature of the transaction and the disruption to the business caused by the garnishment proceedings, there were no covenant not to compete arrangements, continuing customer contracts or similar amortizable intangibles associated with this transaction. The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets at November 1, 2007.  No liabilities were assumed in connection with the transaction:

Furniture and equipment	$24,165
Goodwill	1,813,141
Total acquired assets	1,837,306

Total acquired liabilities	-
Net assets acquired	$1,837,306

The results of operations related to these assets are included in the Company’s statement of income from the date of acquisition in November 2007.

NOTE 4 – ACQUISITION OF ADCOM

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the “Agreement”) pursuant to which it acquired 100% of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide (“Adcom”), a privately held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom.  The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Agreement), which includes a future sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Adcom have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition.  At September 30, 2008, the total purchase price consisted of an initial payment of $4,750,000, an additional $136,796 in acquisition expenses and net of an offset of $110,000 for certain liabilities assumed in connection with the transaction.  As part of the acquisition we recorded   $220,000 in restructuring charges that are anticipated to be paid over the course of a year.  Also included in the acquisition is $1,250,000 in future integration payments (included in current liabilities) and $394,408 in working capital and other adjustments.  In the second fiscal quarter ended December 31, 2008, we incurred an additional $35,437 of integration costs.  The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at August 31, 2008.

Current Assets	$11,980,440
Furniture & Equipment	291,862
Notes Receivable	343,602
Intangibles	3,200,000
Goodwill	3,091,369
Other Assets	325,295
Total acquired assets	19,232,568

Current Liabilities assumed	11,559,927
Long Term Deferred Tax Liability	1,216,000
Total acquired liabilities	12,775,927

Net assets acquired	$6,456,641

The above allocation is still preliminary and the Company expects to finalize it prior to the September 2009 anniversary of the acquisition as required per SFAS 141.

The following information is based on estimated results for the three and six months ended December 31, 2008 and 2007 as if the acquisition of the Adcom had occurred as of July 1, 2007 (in thousands, except earnings per share):

	Three months ending December 31,
	2008	2007
Total revenue	$42,513	$38,815

Net income (loss)	$(10,216)	$1,306

Earnings per share:
Basic	$(.29)	$.04
Diluted	$(.29)	$.04

	Six months ending December 31,
	2008	2007
Total revenue	$87,052	$78,763

Net income (loss)	$(10,084)	$1,292

Earnings per share:
Basic	$(.29)	$.04
Diluted	$(.29)	$.04

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Purchased Assets in Detroit and the acquisition of Adcom.  The information is for the six months ended December 31, 2008 and year ended June 30, 2008.

	Six months ended December 31, 2008		Year ended June 30, 2008
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$2,003,594	$2,652,000	$1,454,587
Covenants not to compete	190,000	61,053	90,000	45,000
Total	$5,942,000	$2,064,647	$2,742,000	$1,499,587

Aggregate amortization expense:
For six months ended December 31, 2008		$565,060
For six months ended December 31, 2007		$273,680

Aggregate amortization expense for the years ended June 30:
2009 – For the remainder of the year		698,310
2010		1,159,286
2011		827,762
2012		769,772
2013		374,344
2014		47,879
Total		$3,877,353

For the six months ended December 31, 2008, the Company recorded an expense of $565,060 from amortization of intangibles and an income tax benefit of $202,782 from amortization of the long term deferred tax liability; arising from the Airgroup and Adcom acquisitions.  For the six months ended December 31, 2007, the Company recorded an expense of $273,680 from amortization of intangibles and an income tax benefit of $93,052; both arising from the acquisition of Airgroup.  The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability will be $444,894 for the remainder of 2009, $738,082 in 2010, $519,700 in 2011, $477,259 in 2012, $232,093 in 2013 and $29,688 in 2014.

NOTE 6 – VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is 40% owned by Airgroup Corporation and qualifies under FIN46(R) as a variable interest entity and is included in the Company’s consolidated financial statements. RLP commenced operations in February 2007. Minority interest recorded on the income statement for the three months ended December 31, 2008 was an expense of $7,844.  Minority interest recorded on the income statement for the six months ended December 31, 2008 was a benefit of $2,146.  Minority interest recorded on the income statements for the three and six months ended December 31, 2007 was a benefit of $14,334 and $31,946, respectively.

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

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	June 30,
	2008	2008
Vehicles	$33,788	$3,500
Communication equipment	1,353	1,353
Office equipment	310,224	261,633
Furniture and fixtures	55,581	47,191
Computer equipment	531,194	290,135
Computer software	881,522	738,566
Leasehold improvements	42,200	30,526
	1,855,862	1,372,904
Less: Accumulated depreciation and amortization	(878,367)	(655,362)
Property and equipment – net	$977,495	$717,542

Depreciation and amortization expense for the six months ended December 31, 2008 was $223,005, and for the six months ended December 31, 2007 was $193,087.

NOTE 9 – LONG TERM DEBT

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

The co-borrowers of the Facility include Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services Inc. (“RLGS”), Radiant Logistics Partners, LLC (“RLP”), and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by Airgroup and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP and RLGS are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At December 31, 2008, the Company was in compliance with all of its covenants.

In November 2008, the Company amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an Earn-Out payment of $633,333 for the Earn-Out Period ending June 30, 2009 to be paid on or about October 1, 2009 and to be paid 100% by delivery of shares of the common stock of the Company.  This liability is recorded as Notes Payable – current portion of long term debt.

As of December 31, 2008, the Company had $7,895,440 in advances under the Facility and $4,154,350 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash, as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total long term debt of $12,049,790.

At December 31, 2008, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $3,391,664 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended December 31, 2008, the Company recognized net income tax benefit of $382,690 consisting of current income tax benefit of $901,616 and deferred income tax expense of $518,926.

For the six months ended December 31, 2008, the Company recognized net income tax benefit of $230,031 consisting of current income tax benefit of $796,897 and deferred income tax expense of $566,866.

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

The difference between the income tax benefit computed using statutory tax rates and the income tax benefit recorded for the three and six months ended December 31, 2008, was due to permanent differences related to the goodwill impairment.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2008, none of the shares were issued or outstanding.

Common Stock

In May 2008, the Company issued 250,000 shares of common stock to a financial advisor who provided investor relations and financial advisory services for the periods February 2008 through July 2008. The services for the period through June 2008 were recorded in the prior fiscal year, and as such, only the value of 41,667 shares has been recorded during the six months ended December 31, 2008.

NOTE 12 – SHARE BASED COMPENSATION

During the three and six months ended December 31, 2008, the Company issued employee options to purchase 100,000 shares of common stock at $0.20 per share in October 2008.  The options vest 20% per year over a five year term.

Share based compensation costs recognized during the three and six months ended December 31, 2008, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of December 31, 2008.

During the six months ended December 31, 2008, the weighted average fair value per share of employee options granted in October 2008 was $.11.  The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

October
2008
Dividend yield	None
Volatility	64.7%
Risk free interest rate	2.67%
Expected lives	5.0 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest.

During the six months ended December 31, 2008 and 2007, the Company recognized stock option compensation costs of $80,692 and $93,102, respectively, in accordance with SFAS 123R.  The following table summarizes activity under the plan for the six months ended December 31, 2008.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2008	3,410,000	$0.539	7.97 years	$-
Options granted	100,000	0.20	-	-
Options exercised	-	-	-	-
Options forfeited	(150,000)	0.55	-	-
Options expired	-	-	-	-
Outstanding at December 31, 2008	3,360,000	$0.529	7.51 years	$-
Exercisable at December 31, 2008	1,441,000	$0.607	6.93 years	$-

The aggregate intrinsic value for all outstanding options as of December 31, 2008 was $0 due to the strike price of all outstanding options exceeding the market price of the Company’s stock.  The aggregate intrinsic value for all vested options was $0 due to the strike price of all vested options exceeding the market price of the Company’s stock.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements are expected to have a material impact on the Company.

NOTE 14 – SUBSEQUENT EVENTS

Burke Proceedings

On February 9, 2009, Douglas Burke (“Burke”) and Radiant Logistics Global Services, Inc. (“RLGS”) entered into a Release and Settlement Agreement pursuant to which RLGS (1) dismissed its objections to writs of garnishment entered in favor of Burke (2) withdrew as an intervening party to the matter which was pending in the Circuit Court for the County of Wayne, State of Michigan, Case No. 04-433025-CA (the “State Court Action”) and (3) agreed to take no further action or position as a party to the State Court Action. In consideration of the foregoing, Burke (1) released RLGS from any and all claims related to the writs of garnishment or the underlying judgment (2) consented to suit Burke filed against RLGS pending in the United States District Court for the Eastern District of Michigan, Case No. 08-0581 being dismissed with prejudice, and (3) agreed that his recovery, if any, with respect to RLGS will be limited to the letter of credit posted by Mass Financial Corporation.

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

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Operating under the Airgroup and Adcom brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

Performance Metrics

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turn key cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling (needs heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

Our GAAP based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will actually be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as benchmark for future financial flexibility.

Our operating results are also subject to seasonal trends when measured on a quarterly basis. The impact of seasonality on our business will depend on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions. Since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenue. As we increase the scale of our operations, seasonal trends in one area of our business may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance that historical seasonal patterns will continue in future periods.  In addition, our historical trends may be even less relevant in light of the current global economic downturn. We can offer no assurance that these conditions either will improve in the near future or will not worsen.

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our recently completed acquisition of Adcom.  The pro forma information has been presented for three and six months ended December 31, 2008 and 2007 as if we had acquired Adcom as of July 1, 2007.  The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Airgroup and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the condensed consolidated financial statements included within this report.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the three months ended December 31, 2008 (actual and unaudited) and December 31, 2007 (actual and  unaudited)

We generated transportation revenue of $42.5 million and $23.1 million and net transportation revenue of $13.5 million and $8.4 million for the three months ended December 31, 2008 and 2007, respectively.  Net loss was $10,216,000 for the three months ended December 31, 2008 compared to net income of $1,324,000 for the three months ended December 31, 2007.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $1,382,000 and $534,000 for three months ended December 31, 2008 and 2007, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended December 31, 2008 and 2007.

	Three months ended December 31,		Change
	2008	2007	Amount	Percent

Net income (loss)	$(10,216)	$1,324	$(11,540)	(871.6)%
Income tax expense (benefit)	(383)	744	(1,127)	(151.5)%
Interest expense – net	67	47	20	42.6%
Depreciation and amortization	473	242	231	95.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(10,059)	$2,357	$(12,416)	(526.8)%

Share based compensation and other non-cash costs	38	95	(57)	60.0. %
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	1,431	(100.0)%
Tax indemnity	-	(487)	487	(100.0)%
Goodwill impairment	11,403	-	11,403	NM
Adjusted EBITDA	$1,382	$534	$848	158.8%

The following table summarizes December 31, 2008 (actual and unaudited) and December 31, 2007 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended December 31,		Change
	2008	2007	Amount	Percent

Transportation revenue	$42,513	$23,109	$19,404	84.0%
Cost of transportation	29,024	14,712	14,312	97.3%

Net transportation revenue	$13,489	$8,397	$5,092	60.6%
Net transportation margins	31.7%	36.3%

Transportation revenue was $42.5 million for the three months ended December 31, 2008, an increase of 84.0% over transportation revenue of $23.1 million for the three months ended December 31, 2007.  Domestic transportation revenue increased by 49.2% to $22.0 million for the three months ended December 31, 2008 from $14.7 million for the three months ended December 31, 2007. The increase was primarily due to additional domestic revenues associated with the Adcom acquisition.  Excluding the Adcom acquisition, domestic revenues for the three months ended December 31, 2008 would have decreased by 6.2% to $13.8 million $14.7 million for the three months ended December 31, 2007. International transportation revenue increased by 145.3% to $20.5 million for the three months ended December 31, 2008 from $8.4 million for the comparable prior year period, mainly attributed to additional international revenues and the inclusion of international revenues associated with the Adcom acquisition. Excluding the Adcom acquisition, international revenue for the three months ended December 31, 2008 would have increased by 41.8% to $11.9 million from $8.4 million for the three months ended December 31, 2007.

Cost of transportation increased to $29.0 million for the three months ended December 31, 2008 compared to $14.7 million for the three months ended December 31, 2007 as a result of additional revenues associated with the Adcom transaction.

Net transportation margins decreased to 31.7% of transportation revenue for the three months ended December 31, 2008 as compared to 36.3% of transportation revenue for the three months ended December 31, 2007.  The net transportation margins decreased in the current quarter due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares certain December 31, 2008 (unaudited) and December 31, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$13,489	100.0%	$8,397	100.0%	$5,092	60.6%

Agent commissions	9,001	66.7%	6,154	73.3%	2,847	46.3%
Personnel costs	2,110	15.6%	1,090	13.0%	1,020	93.6%
Other selling, general and administrative	1,026	7.6%	741	8.8%	285	38.5%
Depreciation and amortization	473	3.5%	242	2.9%	231	95.5%

Total operating costs	12,610	93.5%	8,227	98.0%	4,383	53.3%

Income from operations	879	6.5%	170	2.0%	709	417.1%

Other income (expense)	(11,470)	(85.0)%	1,884	22.4%	(13,354)	(708.8)%

Income before income taxes and minority interest	(10,591)	(78.5)%	2,054	24.4%	(12,645)	(615.6)%

Income tax (expense) benefit	383	(2.8)%	(744)	8.9%	1,127	151.5%

Income (loss) before minority interest	(10,208)	(75.7)%	1,310	15.6%	(11,518)	(879.2)%
Minority interest	(8)	(0.1)%	14	0.2%	22	(157.1)%

Net income (loss)	$(10,216)	(75.7)%	$1,324	15.8%	$(11,540)	(871.6)%

Agent commissions were $9.0 million for the three months ended December 31, 2008, an increase of 46.3% from $6.2 million for the three months ended December 31, 2007.  Agent commissions as a percentage of net transportation revenue decreased to 66.7% for three months ended December 31, 2008 from 73.3% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark, NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Personnel costs were $2.1 million for the three months ended December 31, 2008, an increase of 93.6% from $1.1 million for the three months ended December 31, 2007.  Personnel costs as a percentage of net transportation revenue increased to 15.6% for three months ended December 31, 2008 from 13.0% for the comparable prior year period primarily as a result of increased personnel costs associated with new Company owned stores and the increased head count associated with the Adcom transaction.

Other selling, general and administrative costs were $1 million for the three months ended December 31, 2008, an increase of 38.5% from $741,000 for the three months ended December 31, 2007.  The increase resulted primarily from the increase in Company owned stations and the acquisition of Adcom. As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 7.6% for three months ended December 31, 2008 from 8.8% for the comparable prior year period.

Depreciation and amortization costs were approximately $473,000 and $242,000 for the three months ended December 31, 2008 and 2007, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased to 3.5% for the three months ended December 31, 2008 from 2.9% for the comparable prior year period, primarily due to increased amortization costs associated with the Adcom transaction.

Income from operations was $879,000 for the three months ended December 31, 2008 compared to income from operations of $170,000 for the three months ended December 31, 2007.

Other expense was $11,470,000 for the three months ended December 31, 2008 compared to other income of $1,884,000 for the three months ended December 31, 2007.  In the quarter ended December 31, 2008 the Company recorded an impairment charge to goodwill in the amount of $11,403,000.  In the quarter ended December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Net loss was $10,216,000 for the three months ended December 31, 2008, compared to net income of $1,324,000 for the three months ended December 31, 2007.

Supplemental Proforma Information

The following table provides a reconciliation of December 31, 2008 (pro forma and unaudited) and December 31, 2007 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended December 31,		Change
	2008	2007	Amount	Percent

Net income (loss)	$(10,216)	$1,305	$(11,521)	(882.8)%
Income tax expense (benefit)	(383)	745	(1,128)	(151.4)%
Interest expense – net	67	82	(15)	(18.3)%
Depreciation and amortization	473	275	198	72.0%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(10,059)	$2.407	$(12,466)	(517.9)%

Share based compensation and other non-cash costs	11,441	(1,823)	13,264	(727.6)%
Adjusted EBITDA	$1,382	$584	$798	136.6%

The following table summarizes December 31, 2008 (pro forma and unaudited) and December 31, 2007 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended December 31,		Change
	2008	2007	Amount	Percent

Transportation revenue	$42,513	$38,815	$3,698	9.5%
Cost of transportation	29,024	24,776	4,248	17.1%

Net transportation revenue	$13,489	$14,039	$(550)	(3.9)%
Net transportation margins	31.7%	36.2%

Pro forma transportation revenue was $42.5 million for the three months ended December 31, 2008, an increase of 9.5% over pro forma transportation revenue of $38.8 million for the three months ended December 31, 2007.

Pro forma cost of transportation increased to $29.0 million for the three months ended December 31, 2008 an increase of 17.1% over pro forma costs of transportation of $24.8 million for the three months ended December 31, 2007.

Pro forma net transportation margins declined to 31.7% for the three months ended December 31, 2008 compared to pro forma transportation margins of 36.2% for the three months ended December 31, 2007. The net transportation margins decreased in the current quarter due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares certain December 31, 2008 (proforma and unaudited) and December 31, 2007 (proforma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$13,489	100%	$14,039	100.0%	$(550)	(3.9)%

Agent commissions	9,001	66.7%	10,527	75.0%	(1,526)	(14.5)%
Personnel costs	2,110	15.6%	1,894	13.5%	216	11.4%
Other selling, general and administrative	1,026	7.6%	1,120	8.0%	(94)	(8.4)%
Depreciation and amortization	473	3.5%	275	2.0%	198	72.0%

Total operating costs	12,610	93.5%	13,816	98.4%	(1,206)	(8.7)%

Income from operations	879	6.5%	223	1.6%	656	294.2%

Other income (expense)	(11,470)	(85.0)%	1,813	12.9%	(13,283)	(732.7)%

Income (loss) before income taxes and minority interest	(10,591)	(78.5)%	2,036	14.5%	(12,627)	(620.2)%
Income tax (expense) benefit	383	2.8%	(745)	(5.3)%	1,128	(151.5)%

Income (loss) before minority interest	(10,208)	(75.7)%	1,291	9.2%	(11,499)	(890.7)%
Minority interest	8	0.1%	(14)	(0.1)%	22	(157.1)%

Net income (loss)	$(10,216)	(75.7)%	1,305	9.3%	$(11,521)	(882.8)%

Proforma agent commissions were $9.0 million for the three months ended December 31, 2008, a decrease of 14.5% from $10.5 million for the three months ended December 31, 2007.  Proforma agent commissions as a percentage of net transportation revenue declined to 66.7% for three months ended December 31, 2008 compared to 75.0% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Proforma personnel costs were $2.1 million for the three months ended December 31, 2008, an increase of 10.5% from $1.9 million for the three months ended December 31, 2007.  Proforma personnel costs as a percentage of net transportation revenue increased to 15.6% for three months ended December 31, 2008 from 13.5% for the primarily as a result of increased personnel costs associated with new Company owned stores.

Proforma other selling, general and administrative costs were $1 million for the three months ended December 31, 2008, a decrease of 8.4% from $1.1 million for the three months ended December 31, 2007.  As a percentage of net transportation revenue, proforma other selling, general and administrative costs decreased to 7.6% for three months ended December 31, 2008 from 8.0% for the comparable prior year period.

Proforma depreciation and amortization costs were approximately $473,000 and $275,000 for the three months ended December 31, 2008 and 2007, respectively.  Proforma depreciation and amortization as a percentage of net transportation revenue increased to 3.5% for the three months ended December 31, 2008 from 2.0% for the comparable prior year period.

Proforma income from operations was $879,000 for the three months ended December 31, 2008 compared to income from operations of $223,000 for the three months ended December 31, 2007.

Proforma other expense was $11.5 million for the three months ended December 31, 2008 compared to other income of $1,813,000 for the three months ended December 31, 2007.  For the three months ended December 31, 2008 the Company recorded an impairment charge to goodwill in the amount of $11.4 million.  For the three months ended December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Proforma net loss was $10,216,000 for the three months ended December 31, 2008, compared to proforma net income of $1,306,000 for the three months ended December 31, 2007.

For the six months ended December 31, 2008 (actual and unaudited) and December 31, 2007 (actual and  unaudited)

We generated transportation revenue of $74.9 million and $48.7 million and net transportation revenue of $24.7 million and $16.8 million for the six months ended December 31, 2008 and 2007, respectively.  Net loss was $9,965,000 for the six months ended December 31, 2008 compared to net income of $1,413,000 for the six months ended December 31, 2007.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $2,176,000 and $961,000 for six months ended December 31, 2008 and 2007, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expenses, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the six months ended December 31, 2008 and 2007.

	Six months ended December 31,		Change
	2008	2007	Amount	Percent

Net income (loss)	$(9,966)	$1,413	$(11,379)	(805.3)%
Income tax expense (benefit)	(230)	737	(967)	(131.2)%
Interest expense – net	92	71	21	29.6%
Depreciation and amortization	788	481	307	63.8%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(9,316)	$2,702	$(12,018)	(444.8)%

Share based compensation and other non-cash costs	89	177	(88)	(49.7)%
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	(1,431)	(100)%
Tax indemnity	-	(487)	(487)	(100)%
Goodwill impairment	11,403	-	11,403	NM
Adjusted EBITDA	$2,176	$961	$1,215	126.4%

The following table summarizes December 31, 2008 (actual and unaudited) and December 31, 2007 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2008	2007	Amount	Percent

Transportation revenue	$74,908	$48,666	$26,242	53.9%
Cost of transportation	50,235	31,829	18,406	57.8%

Net transportation revenue	$24,673	$16,837	$7,836	46.5%
Net transportation margins	32.9%	34.6%

Transportation revenue was $74.9 million for the six months ended December 31, 2008, an increase of 53.9% over transportation revenue of $48.7 million for the six months ended December 31, 2007.  Domestic transportation revenue increased by 24.7% to $39.8 million for the six months ended December 31, 2008 from $31.9 million for the six months ended December 31, 2007.  The increase was primarily due to additional domestic revenues associated with the Adcom acquisition. Excluding the Adcom acquisition, domestic revenues for the six months ended December 31, 2008 would have decreased by 9.4% to $28.9 million from $31.9 million for the six months ended December 31, 2007.  International transportation revenue increased by 109.3% to $35.2 million for the six months ended December 31, 2008 from $16.8 million for the comparable prior year period, mainly attributed to increased international revenues and the inclusion of international revenues associated with the Adcom acquisition.  Excluding the Adcom acquisition, international revenue for the six months ended December 31, 2008 would have increased by 41.2% to $23.7 million from $16.8 million for the six months ended December 31, 2007.

Cost of transportation increased to $50.2 million for the six months ended December 31, 2008 compared to $31.8 million for the six months ended December 31, 2007 as a result of additional revenues associated with the Adcom transaction.

Net transportation margins decreased to 32.9% of transportation revenue for the six months ended December 31, 2008 as compared to 34.6% of transportation revenue for the six months ended December 31, 2007.  The net transportation margins decreased in the current period due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares certain December 31, 2008 (unaudited) and December 31, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$24,673	100.0%	$16,837	100.0%	$7,836	46.5%

Agent commissions	16,553	67.1%	12,006	71.3%	4,547	37.9%
Personnel costs	3,724	15.1%	2,636	15.6%	1,088	41.3%
Other selling, general and administrative	2,125	8.6%	1,435	8.5%	690	48.1%
Depreciation and amortization	788	3.2%	482	2.9%	306	63.5%
Restructuring charge	220	0.9%	-	0.0%	220	NM

Total operating costs	23,410	94.9%	16,559	98.3%	6,851	41.4%

Income from operations	1,263	5.1%	278	1.7%	985	354.3%

Other income (expense)	(11,460)	(46.5)%	1,840	10.9%	(13,299)	(723.2)%

Income (loss) before income taxes and minority interest	(10,197)	(41.3)%	2,117	12.6%	(12,314)	(581.7)%
Income tax (expense) benefit	230	0.9%	(737)	(4.3)%	967	131.2%

Income (loss) before minority interest	(9,967)	(13.3)%	1,381	8.2%	(11,348)	(821.7)%
Minority interest	2	0.0%	32	0.2%	(30)	(93.8)%

Net income (loss)	$(9,965)	(40.4)%	$1,413	8.4%	$(11,377)	(805.7)%

Agent commissions were $16.6 million for the six months ended December 31, 2008, an increase of 37.9% from $12.0 million for the six months ended December 31, 2007.  Agent commissions as a percentage of net transportation revenue decreased to 67.1% for six months ended December 31, 2008 from 71.3% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark, NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Personnel costs were $3.7 million for the six months ended December 31, 2008, an increase of 41.3% from $2.6 million for the six months ended December 31, 2007.  Personnel costs as a percentage of net transportation revenue decreased to 15.1% for six months ended December 31, 2008 from 15.6% for the comparable prior year period primarily as a result of increased personnel costs associated with new Company owned stores and the increased head count associated with the Adcom transaction.

Other selling, general and administrative costs were $2.1 million for the six months ended December 31, 2008, an increase of 48.1% from $1.4 million for the six months ended December 31, 2007, relating primarily to the increase in Company owned stations and the acquisition of Adcom. As a percentage of net transportation revenue, other selling, general and administrative costs increased slightly to 8.6% for six months ended December 31, 2008 from 8.5% for the comparable prior year period.

Depreciation and amortization costs were approximately $788,000 and $482,000 for the six months ended December 31, 2008 and 2007, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased to 3.2% for the six months ended December 31, 2008 from 2.9% for the comparable prior year period, primarily due to increased amortization costs associated with the Adcom transaction.

Restructuring cost incurred in the six months ended December 31, 2008 were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges will be paid out over a one year period.  There were no similar costs for the comparable prior year.

Income from operations was $1,263,000 for the six months ended December 31, 2008 compared to income from operations of $278,000 for the six months ended December 31, 2007.

Other expense was $11,460,000 for the six months ended December 31, 2008 compared to other income of $1,840,000 for the six months ended December 31, 2007.  For the six months ending December 31, 2008 the Company recorded an impairment charge to goodwill in the amount of $11,403,000.  For the six months ending December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Net loss was $9,965,000 for the six months ended December 31, 2008, compared to net income of $1,413,000 for the six months ended December 31, 2007.

Supplemental Proforma Information

The following table provides a reconciliation of December 31, 2008 (pro forma and unaudited) and December 31, 2007 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2008	2007	Amount	Percent

Net income (loss)	$(10,085)	$1,292	$(11,377)	(880.6)%
Income tax expense (benefit)	(222)	740	(962)	(130.0)%
Interest expense – net	165	167	(2)	(1.2)%
Depreciation and amortization	821	552	269	48.7%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(9,321)	2,751	$(12,072)	(438.8)%

Share based compensation and other non-cash costs	11,492	(1,741)	13,233	(760)%
Adjusted EBITDA	$2,171	$1,010	$1,161	115.0%

The following table summarizes December 31, 2008 (pro forma and unaudited) and December 31, 2007 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2008	2007	Amount	Percent

Transportation revenue	$87,052	$78,763	$8,289	10.5%
Cost of transportation	58,575	51,005	7,570	14.8%

Net transportation revenue	$28,477	$27,758	$719	2.6%
Net transportation margins	32.7%	35.2%

Pro forma transportation revenue was $87.1 million for the six months ended December 31, 2008, an increase of 10.5% over pro forma transportation revenue of $78.8 million for the six months ended December 31, 2007.

Pro forma cost of transportation increased to $58.6 million for the six months ended December 31, 2008 an increase of 14.8% over pro forma costs of transportation of $51.0 million for the six months ended December 31, 2007.

Pro forma net transportation margins decreased to 32.7% for the six months ended December 31, 2008 compared to pro forma transportation margins of 35.2% for the six months ended December 31, 2007.  The net transportation margins decreased in the current six-month period due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares certain December 31, 2008 (proforma and unaudited) and December 31, 2007 (proforma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$28,477	100%	$27,758	100.0%	$719	2.6%

Agent commissions	19,525	68.6%	20,289	73.1%	(764)	(3.8)%
Personnel costs	4,171	14.6%	4,064	14.6%	107	2.6%
Other selling, general and administrative	2,504	8.8%	2,245	8.1%	259	11.5%
Depreciation and amortization	821	2.9%	552	2.0%	269	48.7%
Restructuring charge	220	0.8%	-	0.0%	220	NM

Total operating costs	27,241	95.7%	27,150	97.8%	91	0.3%

Income from operations	1,236	4.3%	608	2.2%	628	103.3%

Other income (expense)	(11,545)	(40.5)%	1,392	5.0%	(12,937)	(929.4)%

Income (loss) before income taxes and minority interest	(10,309)	(36.2)%	2,000	7.2%	(12,309)	(615.5)%
Income tax (expense) benefit	222	(0.8)%	(740)	2.7%	962	(130.0)%

Income (loss) before minority interest	(10,087)	(35.4)%	1,260	4.5%	(11,347)	(900.6)%
Minority interest	(2)	0.0%	(32)	(0.1)%	30	(93.8)%

Net income (loss)	$(10,085)	(35.4)%	$1,292	4.7%	$(11,377)	(880.6)%

Proforma agent commissions were $19.5 million for the six months ended December 31, 2008, a decrease of 3.8% from $20.3 million for the six months ended December 31, 2007.  Proforma agent commissions as a percentage of net transportation revenue decreased to 68.6% of net transportation revenue the for six months ended December 31, 2008 compared to 73.1% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark NJ as well as six Company owned stores within the Adcom network where operations were not subject to agent commissions.

Proforma personnel costs were $4.2 million for the six months ended December 31, 2008, an increase of 2.6% from $4.1 million for the six months ended December 31, 2007.  Proforma personnel costs as a percentage of net transportation revenue remained unchanged at 14.6% for the six months ended December 31, 2008 and for the comparable prior year period.

Proforma other selling, general and administrative costs were $2,504,000 for the six months ended December 31, 2008, an increase of 11.5% from $2,245,000 for the six months ended December 31, 2007.  As a percentage of net transportation revenue, proforma other selling, general and administrative costs increased to 8.8% for six months ended December 31, 2008 from 8.1% for the comparable prior year period.

Proforma depreciation and amortization costs were approximately $821,000 and $552,000 for the six months ended December 31, 2008 and 2007, respectively.  Proforma depreciation and amortization as a percentage of net transportation revenue increased to 2.9% for the six months ended December 31, 2008 from 2.0% for the comparable prior year period.

Proforma restructuring cost incurred in the six months ended December 31, 2008 were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges will be paid out over a one year period.  There were no similar costs for the comparable prior year.

Proforma income from operations was $1,236,000 for the six months ended December 31, 2008 compared to income from operations of $608,000 for the six months ended December 31, 2007.

Proforma other expense was $11,545,000 for the six months ended December 31, 2008 compared to other income  of $1,362,000 for the six months ended December 31, 2007.  For the six months ended December 31, 2008 the Company recorded an impairment charge to goodwill in the amount of $11,403,000.  For the six months ending December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Proforma net loss was $10,085,000 for the six months ended December 31, 2008, compared to net income $1,292,000 for the six months ended December 31, 2007.

Liquidity and Capital Resources

Net cash used for operating activities for the six months ended December 31, 2008 was $1,792,000 compared to net cash provided by operating activities for the six months ended December 31, 2007 of $626,000.  The change was principally driven by growth resulting in a decrease in working capital.

Net cash used for investing activities was $5,240,000 for the six months ended December 31, 2008 compared to net cash used of $2,110,000 for the six months ended December 31, 2007.  Use of cash for the six months ended December 31, 2008 consisted primarily of approximately $4.8 million for the acquisition of Adcom, $191,000 spent on technology and equipment, and $210,244 in net issuances of notes receivable.  Use of cash for the six months ended December 31, 2007 consisted primarily of $1.9 million for the acquisition of automotive assets and an additional $185,000 spent on technology and equipment.

Net cash provided by financing activities for the six months ended December 31, 2008 was $7,664,000 compared to net cash provided by financing activities of $961,000 for the six months ended December 31, 2007.  Net cash provided by financing activities for the six months ended December 31, 2008, consisted primarily of borrowings from our credit facility for the acquisition of Adcom and additional borrowings to support working capital requirements driven by the growth of the business.  Net cash provided by financing activities for the six months ended December 31, 2007, consisted primarily of borrowings from our credit facility offset by payments to our former Airgroup shareholders.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments.  We define “material acquisitions” as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup.  The transaction was valued at up to 14.0 million consisting of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $300,000 of which was paid on June 30, 2008 and $300,000 was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a six-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000.  With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.  For the year ended June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments.  For the year ended June 30, 2008, the former shareholders of Airgroup earned and additional $417,000 in base earn-out payments.

During the quarter ended December 31, 2007, we adjusted the estimate of accrued transportation costs assumed in the acquisition of Airgroup which resulted in the recognition of approximately $1.4 million in non-recurring income.  Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified us for taxes of $487,000 associated with the income recognized in connection with this change in estimate which has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

In November 2008, the Company amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company.  In consideration for the certainty of the earn-out payment, the former Airgroup shareholders have agreed (i) to waive and release the Company from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, that may have accumulated prior to June 30, 2009; (ii) to waive and release the Company from any and all further obligation to account for and pay to the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ending June 30, 2009 will constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement.

In May, 2007, we launched a new logistics service offering focused on the automotive industry through our wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).  We entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”).  Pursuant to the initial APA, the original agreement of the transaction was valued at up to $2.75 million, and was later reduced due to indemnity claims asserted against Mass.

In November 2007, the purchase price was reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from our interim operation of the Purchased Assets since May 22, 2007. Of the cash component, $100,000 was paid in May of 2007, $265,000 was paid at closing, and a final payment of $195,000 was to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by us.  Net of qualifying expenses and a discount for accelerated payment, the final payment was reduced to $95,000 and paid in June of 2008.  For more information, see Note 3 to our consolidated financial statement included elsewhere herein.

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

A dispute has arisen between us and Robert Friedman, the former shareholder of Adcom, in connection with our purchase of Adcom. Pursuant to the stock purchase agreement governing the transaction, the final purchase price was to be adjusted post-closing based upon, among other things, the closing date working capital of Adcom. As of the date of this report, we have been unable to agree with Mr. Friedman on the amount of Adcom's closing date working capital. In addition, based upon information developed after the closing, we have asserted certain claims which we believe constitute breaches of the representations and warranties included in the stock purchase agreement. If we are unable to resolve our differences, we will be caused to seek dispute resolution in the manner governed by the stock purchase agreement. We have fully accrued for all amounts potentially due Mr. Friedman in connection with the stock purchase agreement, but believe these amounts could be reduced by more than $500,000 pending the resolution of the disputed amounts in our favor.  Due to the initial stage of the proceedings, we are able to provide any definitive guidance on the likely outcome of this matter.  Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year:	2010	2011	2012	2013
Earn-out period:	9/1/2008 – 6/30/2009	7/1/2009 – 6/30/2010	7/1/2010 – 6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350	$350	$350
Equity	350	350	350	350
Total potential earn-out payments	$700	$700	$700	$700

Total gross margin targets	$3,600	$4,320	$4,320	$4,320

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

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements that we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to six per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either, forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

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

We have used a significant amount of our available capital to finance the acquisition of Adcom.  We currently have approximately $2.7 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements.  We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof.  As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of its reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit.  To the extent the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

During the second quarter of fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value.  The Company conducted an impairment test during the second quarter of fiscal 2009 based on present facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As the Company has significantly grown the business since its initial acquisition of Airgroup, it has also grown its customer relationship intangibles as the Company added additional stations.  Through its impairment testing and review the Company concluded that its discounted cashflow analysis supports a valuation of its identifiable intangible assets well in excess of their carrying value.  Factoring this with management’s assessment of the fair value of other assets and liabilities results in no residual implied fair value remaining to be allocated to goodwill.  However, SFAS 142 does not allow the Company to recognize the previously unrecognized intangible assets in connection with these new stations.  As a result, at December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $11.4 million. The Company does not expect this non-cash charge to have any impact on the Company’s compliance with the financial covenants in its credit agreement.

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

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

In connection with its review of our quarterly results for the period ended December 31, 2008, our independent auditor identified a material adjustment that was required to recognize an impairment to goodwill.  As a result, we have concluded that there is a material weakness regarding our goodwill and intangible assets impairment analysis process.  We are currently evaluating how to effectively remediate this material weakness.  In this regard, we continue to review our disclosure controls and procedures, including our internal control over financial reporting, and intend to make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There were no changes to our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, our operating subsidiary, Airgroup, is involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business.  Management believes that these matters will not have a material adverse effect on our financial statements.

Automotive Garnishment Proceeding and Burke Proceeding

On June 15, 2007, writs of garnishment issued by Douglas Burke (“Burke”), a judgment creditor of Stonepath Logistics, Domestic Services, Inc. (“Stonepath”), were directed to, among others, the automotive customers being serviced by our Radiant Logistics Global Services, Inc. (“RLGS”) subsidiary pursuant to the Management Services Agreement between RLGS and Mass Financial Corp. (“Mass”).  Together with Mass, RLGS intervened in the matter and objected to the writs of garnishment for the reason that Mass’s interest in the former Stonepath assets originated as the result of a prior perfected security interest that was properly foreclosed upon by Mass.  The matter was pending in the Circuit Court for the County of Wayne, State of Michigan, Case No. 04-433025-CA (the “State Court Actions).  On August 14, 2007, a Stipulated Order Regarding Writs of Garnishment was entered whereby Mass posted a letter of credit in the amount of $2,750,000 for the benefit of Burke.  Upon posting of that letter of credit, the garnished customers were released from the writs of garnishment and directed to release all garnished funds and make all future payments as directed to Mass and our RLGS subsidiary.

On or about January 18, 2007, Burke filed a separate suit against RLGS in the 3rd Circuit Court, Wayne County, Michigan (the “Civil Action”).  In the complaint, Burke sought to enforce against RLGS a $2.2 million judgment Burke obtained against Stonepath, the former owners of the assets RLGS purchased from Mass, under legal theories sounding in successor liability, alter-ego, piercing the corporate veil, and implied or express agreement. The amount at issue was secured by a $2.75 million letter of credit provided by Mass in connection with the acquisition of the purchased assets.  RLGS removed the matter to the Federal District Court sitting in the Eastern District of Michigan and filed a motion to dismiss or stay the proceedings pending the outcome of the related Automotive Garnishment Proceeding described above.  The court issued a stay of proceedings pending the outcome of the related Automotive Garnishment Proceeding.

On February 9, 2009, RLGS entered into a Release and Settlement Agreement with Burke pursuant to which RLGS (i) dismissed its objections to writs of garnishment entered in favor of Burke (ii) withdrew as an intervening party to the State Court Action and (iii) agreed to take no further action or position as a party to the State Court Action.   In consideration n of the forgoing, Burke (i) released RLGS from any and all claims related to the writs of garnishment, the underlying judgment or the Civil Action, (ii) consented to Civil Action being dismissed with prejudice, and (iii) agreed that his recovery, if any, with respect to RLGS will be limited to the letter of credit posted by Mass.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated February 12, 2009	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: February 13, 2009	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated February 12, 2009