Form 10-Q
period 2009-03-31
RADIANT LOGISTICS, INC
filed 2009-05-15
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant: (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 34,701,960 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 11, 2009.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	June 30, 2008

ASSETS
Current assets -
Cash and cash equivalents	$514,337	$392,223
Accounts receivable, net of allowance for doubtful accounts of $979,445 at March 31, 2009 and $513,479 at June 30, 2008	16,365,501	14,404,002
Current portion of employee loan receivable and other receivables	608,697	68,367
Income tax deposit	875,282	—
Prepaid expenses and other current assets	395,542	425,657
Deferred tax asset	606,711	292,088
Total current assets	19,366,070	15,582,337

Furniture and equipment, net	872,281	717,542

Acquired intangibles, net	3,528,198	1,242,413
Goodwill	—	7,824,654
Employee loan receivable	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	374,080	156,280
Total long term assets	3,982,278	9,303,347
Total assets	$24,220,629	$25,603,226
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable – current portion of long term debt	$—	$113,306
Accounts payable and accrued transportation costs	11,945,163	9,914,831
Commissions payable	1,369,047	1,136,859
Other accrued costs	804,602	221,808
Income taxes payable	—	498,142
Due to former Adcom shareholder	2,243,730	—
Total current liabilities	16,362,542	11,884,946

Long term debt	7,685,931	4,272,032
Deferred tax liability	685,008	422,419
Total long term liabilities	8,370,939	4,694,451
Total liabilities	24,733,481	16,579,397

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 34,701,960 at March 31, 2009 and 34,660,293 at June 30, 2008	16,158	16,116
Additional paid-in capital	7,839,414	7,703,658
Retained earnings (deficit)	(8,368,424)	1,304,055
Total stockholders’ equity (deficit)	(512,852)	9,023,829
Total liabilities and stockholders’ equity (deficit)	$24,220,629	$25,603,226

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008

Revenue	$29,718,852	$25,765,377	$104,626,813	$74,431,411
Cost of transportation	18,971,855	16,264,393	69,207,198	48,093,022
Net revenues	10,746,997	9,500,984	35,419,615	26,338,389

Agent commissions	6,981,916	6,611,130	23,535,316	18,617,364
Personnel costs	1,825,106	1,199,467	5,548,465	3,836,707
Selling, general and administrative expenses	1,188,977	1,268,558	3,309,679	2,703,589
Depreciation and amortization	479,061	238,822	1,267,124	720,426
Restructuring charges	—	—	220,000	—
Total operating expenses	10,475,060	9,317,977	33,880,584	25,878,086

Income from operations	271,937	183,007	1,539,031	460,303

Other income (expense):
Interest income	2,482	800	8,900	3,200
Interest expense	(68,392)	(27,173)	(166,471)	(101,045)
Other – non recurring	—	—	—	1,918,146
Goodwill (impairment) recovery	190,000	—	(11,213,342)	—
Other	(18,089)	(47,811)	12,126	(54,550)
Total other income (expense)	106,001	(74,184)	(11,358,787)	1,765,751

Income (loss) before income tax (expense) benefit	377,938	108,823	(9,819,756)	2,226,054

Income tax (expense) benefit	(63,150)	(35,841)	166,881	(772,378)

Income (loss) before minority interest	314,788	72,982	(9,652,875)	1,453,676

Minority interest	(21,750)	13,696	(19,604)	45,642

Net income (loss)	$293,038	$86,678	$(9,672,479)	$1,499,318

Net income (loss) per common share – basic	$.01	$—	$(.28)	$.04
Net income (loss) per common share – diluted	$.01	$—	$(.28)	$.04

Weighted average shares outstanding:
Basic shares	34,701,960	34,115,010	34,699,679	34,012,391
Diluted shares	34,701,960	34,134,454	34,699,679	34,218,416

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			ADDITIONAL	RETAINED	TOTAL
	COMMON STOCK		PAID-IN	EARNINGS	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	EQUITY (DEFICIT)

Balance at June 30, 2008	34,660,293	$16,116	$7,703,658	$1,304,055	$9,023,829

Share based compensation	—	—	123,714	—	123,714

Shares issued for investor relations services	41,667	42	12,042	—	12,084

Net loss for the nine months ended
March 31, 2009	—	—	—	(9,672,479)	(9,672,479)
Balance at March 31, 2009	34,701,960	$16,158	$7,839,414	$(8,368,424)	$(512,852)

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For nine months ended March 31,

	2009	2008

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(9,672,479)	$1,499,318

ADJUSTMENTS TO RECONCILE NET INCOME(LOSS)TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	123,714	150,384
stock issued for investor relations services	12,084	37,500
amortization of intangibles	914,215	410,520
change in deferred taxes	(1,268,034)	(710,438)
depreciation and leasehold amortization	352,908	293,655
goodwill impairment	11,213,342	—
amortization of employee loan receivable	—	40,000
minority interest in (loss) or income of subsidiaries	19,604	(45,642)
provision for doubtful accounts	134,101	381,533
tax indemnity	—	(486,694)

CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	8,354,248	1,145,236
employee receivable and other receivables	(109,293)	(8,792)
prepaid expenses and other assets	183,941	351,149
accounts payable and accrued transportation costs	(6,914,471)	(3,346,953)
commissions payable	232,188	455,542
other accrued costs	32,009	(138,460)
income taxes payable	(498,142)	860,221
income tax deposits	(790,254)	—

Net cash provided by operating activities	2,319,681	888,079

CASH FLOWS USED FOR INVESTING ACTIVITIES:
acquisition of automotive assets	—	(1,925,000)
acquisition of Adcom Express, Inc net of acquired cash
including and additional $62,246 cost incurred post closing	(4,839,042)	—
purchase of furniture and equipment	(215,785)	(235,083)
payments to former shareholders of Airgroup	(556,639)	(500,000)

Net cash used for investing activities	(5,611,466)	(2,660,083)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
issuance of notes receivable	—	(125,000)
proceeds from note payable – acquisition of automotive assets	—	120,000
net proceeds from credit facility	3,413,899	1,337,055

Net cash provided by financing activities	3,413,899	1,332,055

NET INCREASE (DECREASE) IN CASH	122,114	(439,949)

CASH, BEGINNING OF THE PERIOD	392,223	719,575

CASH, END OF PERIOD	$514,337	$279,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,430,840	$622,595

Interest paid	$166,471	$101,045

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In November 2008, the Company recorded $633,333 as an accrued payable and an increase to goodwill for the final annual earn out payment due to the former Airgroup shareholders in connection with the Company’s acquisition of Airgroup.  In March of 2009, the Company paid $443,333 to the former Airgroup shareholders in satisfaction of final earn-out payment due in connection with the Airgroup transaction. The earn-out obligation was originally recorded in November of 2008 in the amount of $633,333 and payable in shares of the Company common stock on October 1, 2009.  The payment was discounted by $190,000 as the former Airgroup shareholders agreed to receive cash rather than Company shares on an accelerated basis.  The effect of this transaction was to recognize a reduction in the goodwill impairment initially record in December of 2008.

In November 2008, the Company finalized its purchase price allocation for the Automotive Services Group resulting in a decrease of net assets acquired by $62,694 due to unutilized transaction costs.  The effect of this transaction was a decrease to goodwill and a decrease to accrued payables.

In December 2008, the Company completed its quarterly analysis of allowance for doubtful accounts.  Included in the analysis of doubtful accounts was $205,462 relating to receivables acquired in the Adcom transaction.  Pursuant to the purchase agreement, the $205,462 was offset against amounts otherwise due to the former sole shareholder of Adcom.

In December 2008, the Company paid $333,277 to the former Airgroup shareholders for the earnout payment recorded on the books for the year ending June 30, 2008.  The earnout payment was recorded at June 30, 2008 in the amount of $416,596, and payable in shares of the Company common stock.  The payment was discounted by $83,319 as the former Airgroup shareholders agreed to receive cash rather than Company shares.    The effect of this transaction was a decrease to goodwill and to the amount owed to the former Airgroup shareholders.

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a combination of exclusive agent and company-owned stations across North America. Operating under the Airgroup, Adcom and Radiant Logistic brands, the Company services a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

Basis of Presentation

The consolidated financial statements also include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC which is 40% owned by Radiant Global Logistics, Inc., a wholly owned subsidiary of the Company, whose accounts are included in the consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) consolidation of “Variable Interest Entities” (See Note 6). All significant inter-company balances and transactions have been eliminated.

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

e)         Property & Equipment

Technology (computer software, hardware, and communications), furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using five to seven year lives for vehicles; communication, office, furniture, and computer equipment and the double declining balance method. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

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

During the second quarter of fiscal 2009, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value.  The Company conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As the Company has significantly grown the business since its initial acquisition of Airgroup, it has also grown its customer relationship intangibles as the Company added additional stations.  Through its impairment testing and review, the Company concluded that its discounted cash flow analysis supports a valuation of its identifiable intangible assets well in excess of their carrying value.  Factoring this with management’s assessment of the fair value of other assets and liabilities resulted in no residual implied fair value remaining to be allocated to goodwill.  However, SFAS 142 does not allow the Company to recognize the previously unrecognized intangible assets in connection with these new stations.  As a result, for the quarter ending December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $11.4 million. The Company does not expect this non-cash charge to have any impact on the Company’s compliance with the financial covenants in its credit agreement.

In November 2008, the Company amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company.  As a result of this amendment, goodwill recorded in connection with the acquisition of Airgroup was increased by the $633,333 earn-out payment. This amount was subsequently written off in connection with the goodwill impairment recorded for the quarter ending December 31, 2008. The earn-out obligation, originally payable in Company shares was paid on an accelerated basis in March of 2009 with the payment discounted by $190,000 as the former Airgroup shareholders agreed to receive cash rather than Company shares.

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

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of March 31, 2009.

h)         Commitments

The Company has operating lease and capital lease commitments, some of which are for office and warehouse space and equipment rentals and are under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2009 through 2013 are $157,613, $468,219, $156,742, $13,764, and $4,583, respectively.

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

The difference between the income tax benefit computed using statutory tax rates and the income tax benefit recorded for the three and nine months ended March 31, 2009, was due to permanent differences related to the goodwill impairment.

j)         Revenue Recognition and Purchased Transportation Costs

The Company recognizes revenue on a gross basis, in accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," as a result of the following: The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

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

For the three months ended March 31, 2009, the Company recorded a share based compensation expense of $43,022, which, net of income taxes, resulted in a $26,674 net reduction of net income. For the three months ended March 31, 2008, the Company recorded a share based compensation expense of $57,282, which, net of income taxes, resulted in a $37,806 net reduction of net income.  For the nine months ended March 31, 2009, the Company recorded a share based compensation expense of $123,714, which, net of income taxes, resulted in a $76,703 net reduction of net income. For the nine months ended March 31, 2008, the Company recorded a share based compensation expense of $150,384, which, net of income taxes, resulted in a $99,253 net reduction of net income.

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

For the three months ended March 31, 2009 and 2008, the weighted average outstanding number of dilutive common shares totaled 34,701,960 and 34,134,454, respectively.   Options to purchase 3,285,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2009 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.  Options to purchase 2,580,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2008 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

For the nine months ended March 31, 2009 and 2008, the weighted average outstanding number of dilutive common shares totaled 34,699,679 and 34,218,416, respectively.  Options to purchase 3,285,000 shares of common stock were not included in the diluted EPS computation for the nine months ended March 31, 2009 as there was a loss for the period and they are thus anti-dilutive.  Options to purchase 2,580,000 shares of common stock were not included in the diluted EPS computation for the nine months ended March 31, 2008 as the exercise prices of those options were greater than the market price of the common shares and are thus anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended March 31, 2009	Three months ended March 31, 2008	Nine months ended March 31, 2009	Nine months ended March 31, 2008
Weighted average basic shares outstanding	34,701,960	34,115,010	34,699,679	34,012,391
Options	-	19,444	—	206,025
Weighted average dilutive shares outstanding	34,701,960	34,134,454	34,699,679	34,218,416

m)           Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2008.

NOTE 3 – ACQUISITION OF AUTOMOTIVE SERVICES GROUP

In May, 2007, the Company launched a new logistics service offering focused on the automotive industry through its wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).  The Company entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”).  The transaction was deemed to be the purchase of a business structured as an asset purchase and accounted for under purchase accounting.  Pursuant to the initial APA, the agreement of the transaction was valued at up to $2.75 million.

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

The Company finalized its purchase price allocation in November 2008 resulting in a decrease of net assets acquired by $63,000 due to unutilized transaction costs.  The total net assets acquired were $1.84 million.  The purchase price of the acquired assets was comprised of the $1.56 million purchase price less $25,000 for the early payment of the note, and an additional $302,306 in acquisition expenses.  Given the nature of the transaction and the disruption to the business caused by the garnishment proceedings, there was no covenant not to compete arrangements, continuing customer contracts or similar amortizable intangibles associated with this transaction. The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets at November 1, 2007.  No liabilities were assumed in connection with the transaction:

Furniture and equipment	$24,165
Goodwill	1,813,141
Total acquired assets	1,837,306

Total acquired liabilities	—
Net assets acquired	$1,837,306

The results of operations related to these assets are included in the Company’s statement of income from the date of acquisition in November 2007.

NOTE 4 – ACQUISITION OF ADCOM

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the “Agreement”) pursuant to which it acquired 100% of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide (“Adcom”), a privately held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom.  The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Agreement), which includes a sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Adcom have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition.  At September 30, 2008, the total purchase price consisted of an initial payment of $4,750,000, an additional $136,796 in acquisition expenses and net of an offset of $110,000 for certain liabilities assumed in connection with the transaction.  As part of the acquisition the Company recorded   $220,000 in restructuring charges that are anticipated to be paid over the course of a year.  As of March 31, 2009 the Company has incurred $109,183 in restructuring costs and the Company has a residual restructuring liability of $110,817. Also included in the acquisition is $1,250,000 in future integration payments (included in current liabilities) and $394,408 in working capital and other adjustments.  In the second fiscal quarter ended December 31, 2008, the Company incurred an additional $35,437 of integration costs.  The total purchase price does not include any amount for the Tier-1 or Tier -2 Earn-out payments as these amounts are contingent upon future financial thresholds being achieved for Adcom. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at August 31, 2008.

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

The Company is in a dispute with the former shareholder of Adcom regarding the amount, if any, due to him based on the closing date working capital, as adjusted, of Adcom.  The Company has asserted set off claims of $630,000. The Company has fully reserved all amounts potentially due to the former shareholder which are currently reported as “Due to former Adcom Shareholder” on the Balance Sheet, without giving effect for these set-offs. See Part II – Item 1. Legal Proceedings for further details about the dispute.

The following information is based on estimated results for the three and nine months ended March 31, 2009 and 2008 as if the acquisition of the Adcom had occurred as of July 1, 2007 (in thousands, except earnings per share):

	Three months ending March 31,
	2009	2008
Total revenue	$29,719	$39,762

Net income (loss)	$293	$47

Earnings per share:
Basic	$.01	$.00
Diluted	$.01	$.00

	Nine months ending March 31,
	2009	2008
Total revenue	$116,770	$118,526

Net income (loss)	$(9,791)	$1,339

Earnings (loss) per share:
Basic	$(.28)	$.04
Diluted	$(.28)	$.04

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom.  The information is for the nine months ended March 31, 2009 and year ended June 30, 2008.

	Nine months ended March 31, 2009		Year ended June 30, 2008
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$2,341,015	$2,652,000	$1,454,587
Covenants not to compete	190,000	72,787	90,000	45,000
Total	$5,942,000	$2,413,802	$2,742,000	$1,499,587

Aggregate amortization expense:
For nine months ended March 31, 2009		$914,215
For nine months ended March 31, 2008		$410,520

Aggregate amortization expense for the years ended June 30:
2009 – For the remainder of the year		349,155
2010		1,159,286
2011		827,762
2012		769,772
2013		374,344
2014		47,879
Total		$3,528,198

For the nine months ended March 31, 2009, the Company recorded an expense of $914,215 from amortization of intangibles and an income tax benefit of $347,403 from amortization of the long term deferred tax liability; arising from the Airgroup and Adcom acquisitions.  For the nine months ended March 31, 2008, the Company recorded an expense of $410,520 from amortization of intangibles and an income tax benefit of $139,578 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup.  The Company expects the net reduction in income, from the combination of amortization of intangibles and long term deferred tax liability will be $216,477 for the remainder of 2009, $738,082 in 2010, $519,700 in 2011, $477,259 in 2012, $232,093 in 2013 and $29,688 in 2014.

NOTE 6 – VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is owned 40% by the Company and qualifies as a variable interest entity as a result of the back-office services RLP purchases from the Company and the fact that RLP is owned 60% by an affiliate of the Company’s CEO. (See Note 7).

As a result, RLP is included in the Company’s consolidated financial statements. RLP commenced operations in February 2007. Minority interest recorded on the income statement for the three and nine months ended March 31, 2009 was an expense of $21,750 and $19,604, respectively.  Minority interest recorded on the income statements for the three and nine months ended March 31, 2008 was a benefit of $13,696 and $45,642, respectively.

NOTE 7 – RELATED PARTY

RLP is owned 40% by Radiant Global Logistics, Inc. and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners (RCP). RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. As currently structured, RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders. Under FIN46(R), RLP is consolidated in the financial statements of the Company (see Note 6).

NOTE 8 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31,	June 30,
	2009	2008
Vehicles	$33,788	$3,500
Communication equipment	1,353	1,353
Office equipment	312,316	261,633
Furniture and fixtures	50,391	47,191
Computer equipment	551,118	290,135
Computer software	881,373	738,566
Leasehold improvements	45,183	30,526
	1,875,522	1,372,904
Less: Accumulated depreciation and amortization	(1,003,241)	(655,362)
Furniture and equipment – net	$872,281	$717,542

Depreciation and leasehold amortization expense for the nine months ended March 31, 2009 was $352,908 and for the nine months ended March 31, 2008 was $293,655.

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

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 3.00 times the Company’s consolidated EBITDA (as adjusted) measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., Radiant Global Logistics, Inc., (f/k/a Airgroup Corporation), Radiant Logistics Global Services Inc. (“RLGS”), Radiant Logistics Partners, LLC (“RLP”), and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by Radiant Global Logistics, Inc., and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At March 31, 2009, the Company was in compliance with all of its covenants.

As of March 31, 2009, the Company had $6,797,262 in advances under the Facility and $888,669 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash, as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total long term debt of $7,685,931.

At March 31, 2009, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $2,280,154 available for borrowing under the Facility based on advances outstanding.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2009, none of the shares were issued or outstanding.

Common Stock

In May 2008, the Company issued 250,000 shares of common stock to a financial advisor who provided investor relations and financial advisory services for the periods February 2008 through July 2008. The services for the period through June 2008 were recorded in the prior fiscal year, and as such, only the value of 41,667 shares has been recorded during the nine months ended March 31, 2009.

NOTE 11 – SHARE BASED COMPENSATION

During the nine months ended March 31, 2009, the Company issued employee options to purchase 100,000 shares of common stock at $0.20 per share in October 2008.  The options vest 20% per year over a five year term.

Share based compensation costs recognized during the three and nine months ended March 31, 2009, includes compensation cost for all share-based payments granted to date, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options have been exercised as of March 31, 2009.

During the nine months ended March 31, 2009, the weighted average fair value per share of employee options granted in October 2008 was $.11.  The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

October
2008
Dividend yield	None
Volatility	64.7%
Risk free interest rate	2.67%
Expected lives	5.0 years

In accordance with SFAS123R, the Company is required to estimate the number of awards that are ultimately expected to vest.

During the nine months ended March 31, 2009 and 2008, the Company recognized stock option compensation costs of $123,714 and $150,384, respectively, in accordance with SFAS 123R.  The following table summarizes activity under the plan for the nine months ended March 31, 2009.

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2008	3,410,000	$0.539	7.97 years	$—
Options granted	100,000	0.20	—	—
Options exercised	—	—	—	—
Options forfeited	(225,000)	0.519	—	—
Options expired	—	—	—	—
Outstanding at March 31, 2009	3,285,000	$0.530	7.23 years	$—
Exercisable at March 31, 2009	1,516,000	$0.594	6.70 years	$—

The aggregate intrinsic value for all outstanding options as of March 31, 2009 was $0 due to the strike price of all outstanding options exceeding the market price of the Company’s stock.  The aggregate intrinsic value for all vested options was $0 due to the strike price of all vested options exceeding the market price of the Company’s stock.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Operating under the Airgroup, Adcom and Radiant Logistics brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities.  We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions over the past eighteen months.   In November 2007, we purchased certain assets in Detroit, Michigan to service the automotive industry.  In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”). Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

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

Our compliance with the financial covenants of our credit facility is particularly important given the materiality of the credit facility to our day-to-day operations and overall acquisition strategy.  Our debt capacity, subject to the requisite collateral at an advance rate of 80%, is limited to a multiple of 3.00 times our consolidated EBITDA (as adjusted) as measured on a rolling four quarter basis (or a multiple of 3.25 times our consolidated EBITDA (as adjusted) at a reduced advance rate of 75.0%).   If we fail to comply with the covenants in our credit facility and are unable to secure a waiver or other relief, our financial condition would be materiality weakened and our ability to fund day-to-day operations would be materially and adversely affected.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our recently completed acquisition of Adcom.  The pro forma information has been presented for three and nine months ended March 31, 2009 and 2008 as if we had acquired Adcom as of July 1, 2007.  The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of Adcom as if we had acquired Adcom as of July 1, 2007. The historical results of Adcom were derived from Adcom’s historical audited financial statements and notes for the fiscal years ended September 30, 2007 and 2006 (included as Item 9.01 (a) to the Form 8-K filed with the Securities and Exchange Commission on behalf of Adcom Express, Inc. on September 11, 2008

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or that might be attained in the future.

For the three months ended March 31, 2009 (actual and unaudited) and March 31, 2008 (actual and  unaudited)

We generated transportation revenue of $29.7 million and $25.8 million and net transportation revenue of $10.7 million and $9.5 million for the three months ended March 31, 2009 and 2008, respectively.  Net income was $293,000 for the three months ended March 31, 2009 compared to net income of $87,000 for the three months ended March 31, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $758,000 and $495,000 for the three months ended March 31, 2009 and 2008, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance, liquidity, and compliance with the covenants in our credit facility.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,		Change
	2009	2008	Amount	Percent

Net income	$293	$87	$206	236.8%
Income tax expense	63	36	27	75.0%
Interest expense – net	66	26	40	153.8%
Depreciation and amortization	479	239	240	100.4%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$901	$388	$513	132.2%

Share based compensation and other non-cash costs	47	107	(60)	(56.0)%
Goodwill impairment	(190)	—	(190)	NM
Adjusted EBITDA	$758	$495	$263	53.1%

The following table summarizes March 31, 2009 (actual and unaudited) and March 31, 2008 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended March 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$29,719	$25,765	$3,954	15.3%
Cost of transportation	18,972	16,264	2,708	16.7%

Net transportation revenue	$10,747	$9,501	$1,246	13.1%
Net transportation margins	36.2%	36.9%

Transportation revenue was $29.7 million for the three months ended March 31, 2009, an increase of 15.3% over transportation revenue of $25.8 million for the three months ended March 31, 2008.  Domestic transportation revenue increased by 13.1% to $17 million for the three months ended March 31, 2009 from $15 million for the three months ended March 31, 2008. The increase was due primarily to additional domestic revenues associated with the Adcom acquisition. Excluding the Adcom acquisition, domestic revenues for the three months ended March 31, 2009 would have decreased from $17 million to $13.5 million or a 20.6% from the three months ended March 31, 2009.  International transportation revenue increased by 18.7% to $12.7 million for the three months ended March 31, 2009 from $10.7 million for the comparable prior year period, attributed mainly to additional growth in our international revenues and the inclusion of international revenues associated with the Adcom acquisition. Excluding the Adcom acquisition, international revenue for the three months ended March 31, 2009 would have decreased by 22.7% to $9.8 million from $12.7 million for the three months ended March 31, 2009.

Cost of transportation increased to $19.0 million for the three months ended March 31, 2009 compared to $16.3 million for the three months ended March 31, 2008 as a result of additional revenues associated with the Adcom transaction.

Net transportation margins decreased to 36.2% of transportation revenue for the three months ended March 31, 2009 as compared to 36.9% of transportation revenue for the three months ended March 31, 2008.  The decrease in net transportation margins in the current quarter was due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares certain March 31, 2009 (unaudited) and March 31, 2008 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$10,747	100.0%	$9,501	100.0%	$1,246	13.1%

Agent commissions	6,982	65.0%	6,611	69.6%	371	5.6%
Personnel costs	1,825	17.0%	1,199	12.6%	626	52.2%
Other selling, general and administrative	1,189	11.1%	1,269	13.4%	(80)	(6.3)%
Depreciation and amortization	479	4.5%	239	2.5%	240	100.4%

Total operating costs	10,475	97.5%	9,318	98.1%	1,157	12.4%

Income from operations	272	2.5%	183	1.9%	89	48.6%
Goodwill impairment	190	1.8%	—	0.0%	190	NM
Other income (expense)	(84)	(0.8)%	(74)	(0.8)%	(10)	13.5%

Income before income taxes and Minority interest	378	3.5%	109	1.1%	269	(246.8)%
Income tax expense	(63)	(.6)%	(36)	(.4)%	(27)	(75.0)%

Income before minority interest	315	2.9%	73	0.8%	242	(331.5)%
Minority interest	(22)	(0.2)%	14	0.2%	(36)	(257.1)%

Net income	$293	2.7%	$87	0.9%	$206	236.8%

Agent commissions were $7.0 million for the three months ended March 31, 2009, an increase of 5.6% from $6.6 million for the three months ended March 31, 2008.  Agent commissions as a percentage of net transportation revenue decreased to 65.0% for three months ended March 31, 2009 from 69.6% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark, NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Personnel costs were $1.8 million for the three months ended March 31, 2009, an increase of 52.2% from $1.2 million for the three months ended March 31, 2008.  Personnel costs as a percentage of net transportation revenue increased to 17.0% for three months ended March 31, 2009 from 12.6% for the comparable prior year period primarily as a result of increased personnel costs associated with new Company owned stores and the increased head count associated with the Adcom transaction.

Other selling, general and administrative costs were $1.2 million for the three months ended March 31, 2009, a decrease of 6.3% from $1.3 million for the three months ended March 31, 2008.  The decrease resulted primarily from the increase in Company owned stations and the acquisition of Adcom. As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 11.1% for three months ended March 31, 2009 from 13.4% for the comparable prior year period.

Depreciation and amortization costs were approximately $479,000 and $239,000 for the three months ended March 31, 2009 and 2008, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased to 4.5% for the three months ended March 31, 2009 from 2.5% for the comparable prior year period, primarily due to increased amortization costs associated with the Adcom transaction.

Income from operations was $272,000 for the three months ended March 31, 2009 compared to income from operations of $183,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009 a reduction in prior goodwill impairment charges was recorded due to the early repayment of a note due to the former Airgroup shareholders

Other expense was $84,000 for the three months ended March 31, 2009 compared to other expense of $74,000 for the three months ended March 31, 2008.

Net income was $293,000 for the three months ended March 31, 2009, compared to net income of $87,000 for the three months ended March 31, 2008.

Supplemental Pro forma Information

The following table provides a reconciliation of March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31,		Change
	2009	2008	Amount	Percent

Net income	$293	$50	$243	486.0%
Income tax expense	63	37	26	70.3%
Interest expense – net	66	59	7	11.9%
Depreciation and amortization	479	273	206	75.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$901	$419	$482	115.0%

Goodwill impairment	(190)	—	(190)	NM
Share based compensation and other non-cash costs	47	56	(9)	(16.1)%

Adjusted EBITDA	$758	$475	$283	59.6%

The following table summarizes March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended March 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$29,719	$39,762	$(10,043)	(25.3)%
Cost of transportation	18,972	25,389	(6,417)	(25.3)%

Net transportation revenue	$10,747	$14,373	$(3,626)	(25.2)%
Net transportation margins	36.2%	36.1%

Pro forma transportation revenue was $29.7 million for the three months ended March 31, 2009, a decrease of 25.3% from pro forma transportation revenue of $39.8 million for the three months ended March 31, 2008.

Pro forma cost of transportation decreased to $19.0 million for the three months ended March 31, 2009 a decrease of 25.3% from pro forma costs of transportation of $25.4 million for the three months ended March 31, 2008.

Pro forma net transportation margins increased slightly to 36.2% for the three months ended March 31, 2009 compared to pro forma transportation margins of 36.1% for the three months ended March 31, 2008. The net transportation margins remained relatively unchanged.

The following table compares certain March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$10,747	100%	$14,373	100.0%	$(3,626)	(25.3)%

Agent commissions	6,982	65.0%	10,397	72.3%	(3,415)	(32.8)%
Personnel costs	1,825	17.0%	1,774	12.3%	51	2.9%
Other selling, general and administrative	1,189	11.1%	1,622	11.3%	(433)	(26.7)%
Depreciation and amortization	479	4.5%	273	1.9%	206	75.5%

Total operating costs	10,475	97.5%	14,066	97.9%	(3,591)	(25.5)%

Income from operations	272	2.5%	307	2.1%	(35)	(11.4)%
Goodwill impairment	190	1.8%	—	0.0%	190	NM
Other income (expense)	(84)	(0.8)%	(235)	(1.5)%	151	(64.3)%

Income before income taxes and minority interest	378	3.5%	72	0.5%	306	425.0%
Income tax expense	(63)	(0.6)%	(36)	(0.3)%	(27)	75.0%

Income before minority interest	315	2.9%	36	0.3%	279	775.0%
Minority interest	(22)	(.2)%	14	0.1%	(36)	(257.1)%

Net income	$293	2.7%	50	0.4%	$243	486.0%

Pro forma agent commissions were $7.0 million for the three months ended March 31, 2009, a decrease of 32.8% from $10.4 million for the three months ended March 31, 2008.  Pro forma agent commissions as a percentage of net transportation revenue declined to 65.0% for three months ended March 31, 2009 compared to 72.3% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were roughly unchanged at $1.8 million for the three months ended March 31, 2009 and the three months ended March 31, 2008. Pro forma personnel costs as a percentage of net transportation revenue increased to 17.0% for three months ended March 31, 2009 from 12.3% for three months ended March 31, 2008 primarily as a result of increased personnel costs associated with new Company owned stores.

Pro forma other selling, general and administrative costs were $1.2 million for the three months ended March 31, 2009, a decrease of 26.7% from $1.6 million for the three months ended March 31, 2008.  As a percentage of net transportation revenue, pro forma other selling, general and administrative costs decreased to 11.1% for three months ended March 31, 2009 from 11.3% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $479,000 and $273,000 for the three months ended March 31, 2009 and 2008, respectively.  Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 4.5% for the three months ended March 31, 2009 from 1.9% for the comparable prior year period.

Pro forma income from operations was $272,000 for the three months ended March 31, 2009 compared to income from operations of $307,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009, in connection with the final earn-out payment due in connection with Airgroup transaction, the former Airgroup shareholders agreed to receive cash on an accelerated basis in lieu of a stock-based payment due in October of 2009. The effect of this transaction was to recognize a reduction in the goodwill impairment initially record in December of 2008.

Pro forma other loss was $84,000 for the three months ended March 31, 2009 compared to other loss of $235,000 for the three months ended March 31, 2008.

Pro forma net income was $293,000 for the three months ended March 31, 2009, compared to pro forma net income of $50,000 for the three months ended March 31, 2008.

For the nine months ended March 31, 2009 (actual and unaudited) and March 31, 2008 (actual and  unaudited)

We generated transportation revenue of $104.6 million and $74.4 million and net transportation revenue of $35.4 million and $26.3 million for the nine months ended March 31, 2009 and 2008, respectively.  Net loss was $9,672,000 for the nine months ended March 31, 2009 compared to net income of $1,499,000 for the nine months ended March 31, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $2,934,000 and $1,416,000 for the nine months ended March 31, 2009 and 2008, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expenses, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance, liquidity and compliance with the covenants contained in our credit facility.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the nine months ended March 31, 2009 and 2008.

	Nine months ended March 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$(9,672)	$1,499	$(11,171)	(745.2)%
Income tax expense (benefit)	(167)	772	(939)	(121.6)%
Interest expense – net	157	98	59	60.2%
Depreciation and amortization	1,267	721	546	75.7%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(8,415)	$3,090	$(11,505)	(372.3)%

Share based compensation and other non-cash costs	136	244	(108)	(44.3)%
Change in estimate of liabilities assumed in Airgroup acquisition	—	(1,431)	1,431	(100)%
Tax indemnity	—	(487)	487	(100)%
Goodwill impairment	11,213	—	11,213	NM
Adjusted EBITDA	$2,934	$1,416	$1,518	107.2%

The following table summarizes March 31, 2009 (actual and unaudited) and March 31, 2008 (actual and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$104,627	$74,431	$30,196	40.6%
Cost of transportation	69,207	48,093	21,114	43.9%

Net transportation revenue	$35,420	$26,338	$9,082	34.5%
Net transportation margins	33.9%	35.4%

Transportation revenue was $104.6 million for the nine months ended March 31, 2009, an increase of 40.6% over transportation revenue of $74.4 million for the nine months ended March 31, 2008.  Domestic transportation revenue increased by 21.0% to $56.7 million for the nine months ended March 31, 2009 from $46.9 million for the nine months ended March 31, 2008.  The increase was primarily due to additional domestic revenues associated with the Adcom acquisition. Excluding the Adcom acquisition, domestic revenues for the nine months ended March 31, 2009 would have decreased by 6.1% to $53.2 million from $56.7 million for the nine months ended March 31, 2009.  International transportation revenue increased by 74.0% to $47.9 million for the nine months ended March 31, 2009 from $27.5 million for the comparable prior year period, mainly attributed to increased international revenues and the inclusion of international revenues associated with the Adcom acquisition. Excluding the Adcom acquisition, international revenue for the nine months ended March 31, 2009 would have decreased by 6% to $45 million from $47.9 million for the nine months ended March 31, 2009.

Cost of transportation increased to $69.2 million for the nine months ended March 31, 2009 compared to $48.1 million for the nine months ended March 31, 2008 as a result of additional revenues associated with the Adcom transaction.

Net transportation margins decreased to 33.9% of transportation revenue for the nine months ended March 31, 2009 as compared to 35.4% of transportation revenue for the nine months ended March 31, 2008.  The net transportation margins decreased in the current period due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares certain March 31, 2009 (unaudited) and March 31, 2008 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$35,420	100.0%	$26,338	100.0%	$9,082	34.5%

Agent commissions	23,535	66.5%	18,617	70.7%	4,918	26.4%
Personnel costs	5,548	15.7%	3,837	14.6%	1,711	44.6%
Other selling, general and administrative	3,310	9.3%	2,704	10.3%	606	22.4%
Depreciation and amortization	1,267	3.6%	720	2.7%	547	76.0%
Restructuring charge	220	0.6%	—	0.0%	220	NM

Total operating costs	33,880	95.7%	25,878	98.3%	8,002	30.9%

Income from operations	1,540	4.3%	460	1.8%	1,080	234.8%
Goodwill impairment	(11,213)	(31.7)%	—	0.0%	(11,213)	NM
Change in estimate of liabilities assumed in Airgroup acquisition	—	—	1,416	5.4%	(1,416)	(100)%
Tax Indemnity	—	—	487	1.8%	(487)	(100)%
Other Income (expense)	(146)	(4.1)%	(137)	(5.2)%	(9)	6.6%

Income (loss) before income taxes and minority interest	(9,819)	(27.7)%	2,226	8.5%	(12,045)	(541.1)%
Income tax (expense) benefit	167	.5%	(772)	(2.9)%	(939)	(121.6)%

Income (loss) before minority interest	(9,652)	(27.3)%	1,454	5.5%	(11,106)	(763.8)%
Minority interest	(20)	(0.1)%	45	0.2%	65	(144.4)%

Net income (loss)	(9,672)	(27.3)%	$1,499	5.7%	(11,171)	(745.2)%

Agent commissions were $23.5 million for the nine months ended March 31, 2009, an increase of 26.4% from $18.6 million for the nine months ended March 31, 2008.  Agent commissions as a percentage of net transportation revenue decreased to 66.4% for the nine months ended March 31, 2009 from 70.7% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark, NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Personnel costs were $5.5 million for the nine months ended March 31, 2009, an increase of 44.6% from $3.8 million for the nine months ended March 31, 2008.  Personnel costs as a percentage of net transportation revenue increased to 15.7% for the nine months ended March 31, 2009 from 14.6% for the comparable prior year period primarily as a result of increased personnel costs associated with new Company owned stores and the increased head count associated with the Adcom transaction.

Other selling, general and administrative costs were $3.3 million for the nine months ended March 31, 2009, an increase of 22.4% from $2.7 million for the nine months ended March 31, 2008, relating primarily to the increase in Company owned stations and the acquisition of Adcom. As a percentage of net transportation revenue, other selling, general and administrative costs decreased slightly to 9.3% for the nine months ended March 31, 2009 from 10.3% for the comparable prior year period.

Depreciation and amortization costs were approximately $1,267,000 and $720,000 for the nine months ended March 31, 2009 and 2008, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased to 3.6% for the nine months ended March 31, 2009 from 2.7% for the comparable prior year period, primarily due to increased amortization costs associated with the Adcom transaction.

Restructuring costs incurred in the nine months ended March 31, 2009 were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges will be paid out over a one year period.  There were no similar costs for the comparable prior year.

Income from operations was $1,539,000 for the nine months ended March 31, 2009 compared to income from operations of  $460,000 for the nine months ended March 31, 2008.

For the nine months ending March 31, 2009 the Company recorded a net impairment charge to goodwill in the amount of $11,213,000.  For the nine months ending March 31, 2008, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Other expense was $146,000 for the nine months ended March 31, 2009 compared to other expense of $137,000 for the nine months ended March 31, 2008.

Net loss was $9,672,000 for the nine months ended March 31, 2009, compared to net income of $1,499,000 for the nine months ended March 31, 2008.

Supplemental Pro forma Information

The following table provides a reconciliation of March 31, 2009 (pro forma and unaudited) and March  31, 2008 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$(9,791)	$1,338	$(11,129)	(831.8)%
Income tax expense (benefit)	(159)	776	(935)	(120.5)%
Interest expense – net	230	227	3	1.3%
Depreciation and amortization	1,300	825	475	57.6%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(8,420)	$3,166	$(11,586)	(366.0)%
Share based compensation and other non-cash costs	136	244	(108)	(44.3)%
Change in estimate of liabilities assumed in Airgroup acquisition	—	(1,431)	1,431	(100)%
Tax Indemnity	—	(487)	487	(100)%
Goodwill impairment	11,213	—	11,213	NM
Adjusted EBITDA	$2,929	$1,492	$1,437	96.3%

The following table summarizes March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$116,771	$118,525	$(1,754)	(1.5)%
Cost of transportation	77,547	76,393	1,154	1.5%

Net transportation revenue	$39,244	$42,132	$2,908	(6.9)%
Net transportation margins	33.6%	35.5%

Pro forma transportation revenue was $116.8 million for the nine months ended March 31, 2009, a decrease of 1.5% from pro forma transportation revenue of $118.5 million for the nine months ended March 31, 2008.

Pro forma cost of transportation increased to $77.6 million for the nine months ended March 31, 2009, an increase of 1.5% over pro forma costs of transportation of $76.4 million for the nine months ended March 31, 2008.

Pro forma net transportation margins decreased to 33.6% for the nine months ended March 31, 2009 compared to pro forma transportation margins of 35.5% for the nine months ended March 31, 2008.  The net transportation margins decreased in the current nine-month period due to the acquisition of Adcom, which has a higher percentage of international sales which generally have lower margins.

The following table compares certain March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$39,224	100%	$42,132	100.0%	$(2,908)	(6.9)%

Agent commissions	26,507	67.6%	30,687	72.8%	(4,180)	(13.6)%
Personnel costs	5,995	15.3%	5,841	13.9%	154	2.6%
Other selling, general and administrative	3,670	9.4%	3,868	9.2%	(198)	(5.1)%
Depreciation and amortization	1,300	3.3%	825	2.0%	475	57.6%
Restructuring charge	220	0.6%	—	0.0%	220	NM

Total operating costs	37,692	95.5%	41,221	97.8%	(3,529)	(8.6)%

Income from operations	1,532	3.9%	911	2.2%	621	68.2%
Goodwill impairment	(11,213)	(28.6)%	—	0.00%	(11,213)	NM
Change in estimate of liabilities assumed in Airgroup acquisition	—	—	1,416	3.4%	(1,416)	NM
Tax Indemnity	—	—	417	1.0%	(417)	NM
Other income (expense)	(249)	6.3%	(675)	(1.6)%	426	(63.1)%

Income (loss) before income taxes and minority interest	(9,930)	(25.3)%	2,069	4.9%	(11,999)	(579.9)%
Income tax (expense) benefit	159	(0.4)%	(776)	(1.8)%	935	(120.5)%

Income (loss) before minority interest	(9,771)	(24.9)%	1,293	3.1%	(11,064)	(855.7)%
Minority interest	20	0.1%	(45)	(0.1)%	65	(144.4)%

Net income (loss)	$(9,791)	(25.0)%	$1,338	3.2%	$(11,129)	(831.8)%

Pro forma agent commissions were $26.5 million for the nine months ended March 31, 2009, a decrease of 13.6% from $30.7 million for the nine months ended March 31, 2008.  Pro forma agent commissions as a percentage of net transportation revenue decreased to 67.6% of net transportation revenue the for nine months ended March 31, 2009 compared to 72.8% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark NJ as well as six Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were $6.0 million for the nine months ended March 31, 2009, an increase of 2.6% from $5.8 million for the nine months ended March 31, 2008.  Pro forma personnel costs as a percentage of net transportation revenue were 15.3%, an increase from 13.9% for the comparable prior year period.

Pro forma other selling, general and administrative costs were $3,670,000 for the nine months ended March 31, 2009, a decrease of 5.1% from $3,868,000 for the nine months ended March 31, 2008.  As a percentage of net transportation revenue, pro forma other selling, general and administrative costs increased to 9.4% for the nine months ended March 31, 2009 from 9.2% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $1,300,000 and $825,000 for the nine months ended March 31, 2009 and 2008, respectively.  Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 3.3% for the nine months ended March 31, 2009 from 2.0% for the comparable prior year period.

Pro forma restructuring cost incurred in the nine months ended March 31, 2009 were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges will be paid out over a one year period.  There were no similar costs for the comparable prior year.

Pro forma income from operations was $1,532,000 for the nine months ended March 31, 2009 compared to income from operations of $911,000 for the nine months ended March 31, 2008.

For the nine months ended March 31, 2009 the Company recorded a net impairment charge to goodwill in the amount of $11,213,000.  For the nine months ending March 31, 2008, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Pro forma other expense was $249,000 for the nine months ended March 31, 2009 compared to other expense of  $675,000 for the nine months ended March 31, 2008.

Pro forma net loss was $9,791,000 for the nine months ended March 31, 2009, compared to net income $1,338,000 for the nine months ended March 31, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended March 31, 2009 was $2,320,000 compared to net cash provided by operating activities for the nine months ended March 31, 2008 of $888,000.  The change was principally driven by growth from the Adcom acquisition resulting in an increase in working capital.

Net cash used for investing activities was $5,611,000 for the nine months ended March 31, 2009 compared to net cash used of $2,660,000 for the nine months ended March 31, 2008.  Use of cash for the nine months ended March 31, 2009 consisted primarily of approximately $4.8 million for the acquisition of Adcom, $557,000 paid  to the former Airgroup shareholders for earn-outs and $216,000 spent on technology and equipment.  Use of cash for the nine months ended March 31, 2008 consisted primarily of $1.9 million for the acquisition of automotive assets, $500,000 paid to the former Airgroup shareholders for earn-outs and an additional $235,000 spent on technology and equipment.

Net cash provided by financing activities for the nine months ended March 31, 2009 was $3,414,000 compared to net cash provided by financing activities of $1,332,000 for the nine months ended March 31, 2008.  Net cash provided by financing activities for the nine months ended March 31, 2009, consisted primarily of borrowings from our credit facility for the acquisition of Adcom and additional borrowings to support working capital requirements driven by the growth of the business.  Net cash provided by financing activities for the nine months ended March 31, 2008, consisted primarily of borrowings from our credit facility.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments.  We define “material acquisitions” as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup.  The transaction was valued at up to $14.0 million consisting of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $300,000 of which was paid on June 30, 2008 and $300,000 was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a six-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15,000,000 generated during the five-year earn-out period up to a maximum of $1,500,000.  With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.  For the year ended June 30, 2007, the former shareholders of Airgroup earned $214,000 in base earn-out payments.  For the year ended June 30, 2008, the former shareholders of Airgroup earned and additional $417,000 in base earn-out payments.

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

In November 2008, we amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company.  In consideration for the certainty of the earn-out payment, the former Airgroup shareholders  agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, that may have accumulated prior to June 30, 2009; (ii) to waive and release us from any and all further obligation to account for and pay to the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ending June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March of 2009, Airgroup shareholders agreed to receive $443,333 in cash on an accelerated basis rather than the $633,333 in Company shares due in October of 2009.
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

A dispute has arisen between us and Robert Friedman, the former shareholder of Adcom regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom. Mr. Friedman has filed an arbitration claim against us.  See “Part II Item 1 – Legal Proceedings” below for a more complete description.  We have fully accrued for all amounts potentially due Mr. Friedman in connection with the stock purchase agreement, but believe these amounts could be reduced by more than $630,000 pending the resolution of the disputed amounts in our favor.  Due to the initial stage of the proceedings, we are not able to provide any definitive guidance on the likely outcome of this matter.  Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

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

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility.  The first covenant limits funded debt to a multiple of 3.00 times our consolidated EBITDA (as adjusted) measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0)%. The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires that we not incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

We have used a significant amount of our available capital to finance the acquisition of Adcom.  We currently have approximately $2.3 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements.  We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof.  As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Off Balance Sheet Arrangements

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T.            Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

In connection with its review of our quarterly results for the period ended December 31, 2008, our independent auditor identified a material adjustment that was required to recognize an impairment to goodwill.  As a result, we have concluded that there was a material weakness regarding our goodwill and intangible assets impairment analysis process.  We continue to evaluate how to effectively remediate this material weakness.  In this regard, we continue to review our disclosure controls and procedures, including our internal control over financial reporting, and intend to make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, our operating subsidiary, Radiant Global Logistics, Inc., is involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business.  Management believes that these matters will not have a material adverse effect on our financial statements.

Friedman Arbitration Claim

In December of 2008, a dispute arose between the Company and Robert Freidman, the former shareholder of Adcom regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom. In addition to the working capital dispute the Company also asserted claims which it believes constitute breaches of representations and warranties included in the stock purchase agreement.  In response to the Company’s claims and as provided in the stock purchase agreement, on or about February 19, 2009, Robert Friedman, filed an arbitration claim against us with the American Arbitration Association (“AAA”) in Minneapolis, MN alleging breach of the securities purchase between the Company and Mr. Friedman.   Mr. Friedman alleges that we have breached the agreement in connection with the calculation and payment of the final purchase price and payment of certain other post closing amounts.  Mr. Friedman is seeking payment of approximately $1,000,000.  We have denied all claims and raised a number of defenses, including set off rights based on breaches of certain representations and warranties included in the stock purchase agreement.  We have fully accrued for all amounts potentially due Mr. Friedman in connection with the stock purchase agreement, but believe these amounts could be reduced by more than $630,000 pending the resolution of the disputed amounts in our favor.  Expedited discovery is proceeding and we expect to vigorously defend all claims.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated May 15, 2009	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: May 15, 2009	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 15, 2009