Form 10-Q/A
period 2008-12-31
RADIANT LOGISTICS, INC
filed 2009-10-05
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Radiant Logistics, Inc. (the "Company") is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, initially filed with the Securities and Exchange Commission (the "SEC") on February 13, 2009 (the "Original Filing") in response to a comment letter received from the SEC in connection with its review of the Company’s filings with the SEC.  This Amendment reflects restatements of the condensed consolidated financial statements as of and for the three and six month periods ended December 31, 2008, and the notes related thereto.  For a more detailed description of these restatements, see Note 2 - Restatement of Previously Issued Financial Statements to the accompanying unaudited interim condensed consolidated financial statements contained in Item 1 of Part I of this Amendment.  Corresponding revisions to Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operation, have also been amended to reflect the effects of the restatement.

With the exception of the events set forth in Note 2 appearing in Item 1 of Part I of this Amendment, this Amendment does not reflect events that have occurred after February 13, 2009, the date the Original Filing was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Filing, except to reflect the effects of the restatement of the consolidated financial statements for the period ended December 31, 2008 and corresponding changes to Item 2 of Part I.  Information with respect to any such events has been or will be set forth, as appropriate, in the Company’s filings with the SEC subsequent to February 13, 2009.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC.  The Company has supplemented Item 6 of Part II of this Amendment to include current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 32.1.  The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Filing, is not amended hereby, but is included for the convenience of the reader.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2008	June 30, 2008

ASSETS
Current assets -
Cash and cash equivalents	$1,023,812	$392,223
Accounts receivable, net of allowance for doubtful accounts of $994,439 at December 31, 2008 and $513,479 at June 30, 2008	21,047,684	14,404,002
Current portion of employee loan receivable and other receivables	704,576	68,367
Prepaid expenses and other current assets	381,609	425,657
Income tax deposit	2,037,642	-
Deferred tax asset	-	292,088
Total current assets	25,195,323	15,582,337

Property and equipment, net	977,495	717,542

Acquired intangibles, net	3,877,353	1,242,413
Goodwill	-	7,824,654
Employee loan receivable	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	397,125	131,496
Minority interest	26,931	24,784
Total long term assets	4,381,409	9,303,347
Total assets	$30,554,227	$25,603,226
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable – current portion of long term debt	$633,333	$113,306
Accounts payable and accrued transportation costs	12,340,748	9,914,831
Commissions payable	1,361,060	1,136,859
Other accrued costs	903,162	221,808
Income taxes payable	-	498,142
Deferred tax liability	1,112,965	-
Due to former Adcom shareholder	2,201,849	-
Total current liabilities	18,553,117	11,884,946

Long term debt	12,049,790	4,272,032
Deferred tax liability	800,232	422,419
Total long term liabilities	12,850,022	4,694,451
Total liabilities	31,403,139	16,579,397
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 34,701,960 at December 31, 2008 and 34,660,293 at June 30, 2008	16,158	16,116
Additional paid-in capital	7,796,392	7,703,658
Retained earnings (deficit)	(8,661,462)	1,304,055
Total stockholders’ equity (deficit)	(848,912)	9,023,829
Total liabilities and stockholders’ equity (deficit)	$30,554,227	$25,603,226

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2008	2007	2008	2007

Revenue	$42,513,263	$23,108,798	$74,907,962	$48,666,031
Cost of transportation	29,023,751	14,712,256	50,235,011	31,828,629
Net revenues	13,489,512	8,396,542	24,672,951	16,837,402

Agent commissions	9,000,585	6,154,416	16,553,457	12,006,234
Personnel costs	2,110,217	1,090,305	3,723,841	2,637,240
Selling, general and administrative expenses	1,026,362	740,164	2,125,384	1,435,032
Depreciation and amortization	472,709	241,734	788,066	481,602
Goodwill impairment	11,403,342	-	11,403,342	-
Restructuring charges	-	-	220,000	-
Total operating expenses	24,013,215	8,226,619	34,814,090	16,560,108

Income (loss) from operations	(10,523,703)	169,923	(10,141,139)	277,294

Other income (expense):
Interest income	5,429	1,200	6,417	2,400
Interest expense	(72,381)	(48,131)	(98,077)	(73,871)
Other – non recurring	-	1,918,146	-	1,918,146
Other	108	13,005	35,104	(6,738)
Total other income (expense)	(66,844)	1,884,220	(56,556)	1,839,937

Income (loss) before income tax (expense) benefit	(10,590,547)	2,054,143	(10,197,695)	2,117,231

Income tax (expense) benefit	382,690	(744,269)	230,031	(736,537)

Income (loss) before minority interest	(10,207,857)	1,309,874	(9,967,664)	1,380,694

Minority interest	(7,843)	14,334	2,147	31,946

Net income (loss)	$(10,215,700)	$1,324,208	$(9,965,517)	$1,412,640

Net income (loss) per common share – basic	$(.29)	$.04	$(.29)	$.04
Net income (loss) per common share – diluted	$(.29)	$.04	$(.29)	$.04

Weighted average shares outstanding:
Basic shares	34,701,960	33,961,639	34,698,563	33,961,639
Diluted shares	34,701,960	34,078,947	34,698,563	34,260,955

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the unaudited interim condensed consolidated financial statements as of and for the three and six month periods ended December 31, 2008, the Company received a comment letter from the SEC in connection with its review of the Company’s filings with the SEC stating that the condensed consolidated financial statements contained a presentation error related to the goodwill impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). This required the Company to present the goodwill impairment as a separate line item in operating expenses rather than as a part of other income (expense).  As a result, the Company has restated its unaudited interim condensed consolidated financial statements as of and for the three and six month periods ended December 31, 2008, included herein (the "restatement"). For further discussion, see Note 3, Summary of Significant Accounting Policies, of the unaudited interim condensed consolidated financial statements.

This change in presentation resulted in an $11.4 million increase in operating expenses and decrease in other expense for the three and six month periods ended December 31, 2008, The restatement had no financial impact on assets, liabilities, equity, net revenues, net income (loss) or net income (loss) per share.

Components of this restatement are detailed in the following table:

Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED DECEMBER 31, 2008		SIX MONTHS ENDED DECEMBER 31, 2008
	As reported	As restated	As reported	As restated

Operating Expenses:
Agent commissions	$9,000,585	$9,000,585	$16,553,457	$16,553,457
Personnel costs	2,110,217	2,110,217	3,723,841	3,723,841
Selling, general and administrative expenses	1,026,362	1,026,362	2,125,384	2,125,384
Depreciation and amortization	472,709	472,709	788,066	788,066
Restructuring charges	-	-	220,000	220,000
Goodwill impairment	-	11,403,342	-	11,403,342
Total operating expenses	$12,609,873	$24,013,215	$23,410,748	$34,814,090

Other income (expense):
Interest income	$5,429	$5,429	$6,417	$6,417
Interest expense	(72,381)	(72,381)	(98,077)	(98,077)
Other – non recurring	-	-	-	-
Goodwill impairment	(11,403,342)	-	(11,403,342)	-
Other	108	108	35,104	35,104
Total other income (expense)	$(11,470,186)	$(66,844)	$(11,459,898)	$(56,556)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill ("HAWB") or a House Ocean Bill of Lading ("HOBL") are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under generally accepted accounting principles ("GAAP") which do not recognize revenues until a proof of delivery is received or which recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

NOTE 4 – ACQUISITION OF ASSETS – AUTOMOTIVE

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

NOTE 5 – ACQUISITION OF ADCOM

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

NOTE 6 – ACQUIRED INTANGIBLE ASSETS

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

NOTE 9 – PROPERTY AND EQUIPMENT

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

NOTE 10 – LONG TERM DEBT

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

NOTE 11 – PROVISION FOR INCOME TAXES

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

NOTE 12 – STOCKHOLDERS’ EQUITY

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

NOTE 13 – SHARE BASED COMPENSATION

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

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements are expected to have a material impact on the Company.

NOTE 15 – SUBSEQUENT EVENTS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) maintain the future operations of Adcom in a manner consistent with its past practices, (v) integrate the operations of Adcom with our existing operations, (vi) continue growing our business and maintain historical or increased gross profit margins; (vii) locate suitable acquisition opportunities; (viii) secure the financing necessary to complete any acquisition opportunities we locate; (ix) assess and respond to competitive practices in the industries in which we compete, (x) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (xi) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth in Part 1 Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Restatement

The financial information within the following Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement as further described in Note 2 to the unaudited interim condensed consolidated financial statements included in Item I, Part I of this Form 10-Q/A.

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

The following table compares certain December 31, 2008 (unaudited) and December 31, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$13,489	100.0%	$8,397	100.0%	$5,092	60.6%

Agent commissions	9,001	66.7%	6,154	73.3%	2,847	46.3%
Personnel costs	2,110	15.6%	1,090	13.0%	1,020	93.6%
Other selling, general and administrative	1,026	7.6%	741	8.8%	285	38.5%
Depreciation and amortization	473	3.5%	242	2.9%	231	95.5%
Goodwill impairment	11,403	84.5%	-	0.0%	11,403	NM

Total operating costs	24,013	178.0%	8,227	98.0%	15,786	191.9%

Income (loss) from operations	(10,524)	(78.0)%	170	2.0%	(10,694)	(6,290.6)%
Other income (expense)	(67)	(0.5)%	1,884	22.4%	(1,951)	(103.6)%

Income before income taxes and minority interest	(10,591)	(78.5)%	2,054	24.4%	(12,645)	(615.6)%
Income tax (expense) benefit	383	(2.8)%	(744)	8.9%	1,127	151.5%

Income (loss) before minority interest	(10,208)	(75.7)%	1,310	15.6%	(11,518)	(879.2)%
Minority interest	(8)	(0.1)%	14	0.2%	22	(157.1)%

Net income (loss)	$(10,216)	(75.7)%	$1,324	15.8%	$(11,540)	(871.6)%

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

Loss from operations was $10,524,000 for the three months ended December 31, 2008 compared to income from operations of $170,000 for the three months ended December 31, 2007.

Other expense was $67,000 for the three months ended December 31, 2008 compared to other income of $1,884,000 for the three months ended December 31, 2007.  In the quarter ended December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Net loss was $10,216,000 for the three months ended December 31, 2008, compared to net income of $1,324,000 for the three months ended December 31, 2007.

Supplemental Pro Forma Information

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

The following table compares certain December 31, 2008 (pro forma and unaudited) and December 31, 2007 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$13,489	100%	$14,039	100.0%	$(550)	(3.9)%

Agent commissions	9,001	66.7%	10,527	75.0%	(1,526)	(14.5)%
Personnel costs	2,110	15.6%	1,894	13.5%	216	11.4%
Other selling, general and administrative	1,026	7.6%	1,120	8.0%	(94)	(8.4)%
Depreciation and amortization	473	3.5%	275	2.0%	198	72.0%
Goodwill impairment	11,403	84.5%	-	0.0%	11,403	NM

Total operating costs	24,013	178.0%	13,816	98.4%	10,197	73.8%

Income (loss) from operations	(10,524)	(78.0)%	223	1.6%	(10,747)	(4,819.3)%
Other income (expense)	(67)	(0.5)%	1,813	12.9%	1,880	(103.7%

Income (loss) before income taxes and minority interest	(10,591)	(78.5)%	2,036	14.5%	(12,627)	(620.2)%
Income tax (expense) benefit	383	2.8%	(745)	(5.3)%	1,128	(151.5)%

Income (loss) before minority interest	(10,208)	(75.7)%	1,291	9.2%	(11,499)	(890.7)%
Minority interest	8	0.1%	(14)	(0.1)%	22	(157.1)%

Net income (loss)	$(10,216)	(75.7)%	1,305	9.3%	$(11,521)	(882.8)%

Pro forma agent commissions were $9.0 million for the three months ended December 31, 2008, a decrease of 14.5% from $10.5 million for the three months ended December 31, 2007.  Pro forma agent commissions as a percentage of net transportation revenue declined to 66.7% for three months ended December 31, 2008 compared to 75.0% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were $2.1 million for the three months ended December 31, 2008, an increase of 10.5% from $1.9 million for the three months ended December 31, 2007.  Pro forma personnel costs as a percentage of net transportation revenue increased to 15.6% for three months ended December 31, 2008 from 13.5% for the primarily as a result of increased personnel costs associated with new Company owned stores.

Pro forma other selling, general and administrative costs were $1 million for the three months ended December 31, 2008, a decrease of 8.4% from $1.1 million for the three months ended December 31, 2007.  As a percentage of net transportation revenue, pro forma other selling, general and administrative costs decreased to 7.6% for three months ended December 31, 2008 from 8.0% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $473,000 and $275,000 for the three months ended December 31, 2008 and 2007, respectively.  Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 3.5% for the three months ended December 31, 2008 from 2.0% for the comparable prior year period.

For the three months ended December 31, 2008 the Company recorded an impairment charge to goodwill in the amount of $11.4 million.

Pro forma loss from operations was $10,524,000 for the three months ended December 31, 2008 compared to income from operations of $223,000 for the three months ended December 31, 2007.

Pro forma other expense was $67,000 for the three months ended December 31, 2008 compared to other income of $1,813,000 for the three months ended December 31, 2007.  For the three months ended December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Pro forma net loss was $10,216,000 for the three months ended December 31, 2008, compared to pro forma net income of $1,306,000 for the three months ended December 31, 2007.

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

	Six months ended December 31,		Change
	2008	2007	Amount	Percent

Net income (loss)	$(9,966)	$1,413	$(11,379)	(805.3)%
Income tax expense (benefit)	(230)	737	(967)	(131.2)%
Interest expense – net	92	71	21	29.6%
Depreciation and amortization	788	481	307	63.8%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(9,316)	$2,702	$(12,018)	(444.8)%

Share based compensation and other non-cash costs	89	177	(88)	(49.7)%
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	(1,431)	(100.0)%
Tax indemnity	-	(487)	(487)	(100.0)%
Goodwill impairment	11,403	-	11,403	NM
Adjusted EBITDA	$2,176	$961	$1,215	126.4%

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

The following table compares certain December 31, 2008 (unaudited) and December 31, 2007 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$24,673	100.0%	$16,837	100.0%	$7,836	46.5%

Agent commissions	16,553	67.1%	12,006	71.3%	4,547	37.9%
Personnel costs	3,724	15.1%	2,636	15.6%	1,088	41.3%
Other selling, general and administrative	2,125	8.6%	1,435	8.5%	690	48.1%
Depreciation and amortization	788	3.2%	482	2.9%	306	63.5%
Restructuring charge	220	0.9%	-	0.0%	220	NM
Goodwill impairment	11,403	46.2%	-	0.0%	11,403	NM

Total operating costs	34,813	141.1%	16,559	98.3%	18,254	110.2%

Income (loss) from operations	(10,140)	(41.1)%	278	1.7%	(10,418)	(3,747.5)%
Other income (expense)	(57)	(0.2)%	1,840	10.9%	(1,897)	(103.1)%

Income (loss) before income taxes and minority interest	(10,197)	(41.3)%	2,117	12.6%	(12,314)	(581.7)%
Income tax (expense) benefit	230	0.9%	(737)	(4.3)%	967	131.2%

Income (loss) before minority interest	(9,967)	(13.3)%	1,381	8.2%	(11,348)	(821.7)%
Minority interest	2	0.0%	32	0.2%	(30)	(93.8)%

Net income (loss)	$(9,965)	(40.4)%	$1,413	8.4%	$(11,377)	(805.7)%

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

Loss from operations was $10,140,000 for the six months ended December 31, 2008 compared to income from operations of $278,000 for the six months ended December 31, 2007.

Other expense was $57,000 for the six months ended December 31, 2008 compared to other income of $1,840,000 for the six months ended December 31, 2007.  For the six months ending December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Net loss was $9,965,000 for the six months ended December 31, 2008, compared to net income of $1,413,000 for the six months ended December 31, 2007.

Supplemental Pro Forma Information

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

The following table compares certain December 31, 2008 (pro forma and unaudited) and December 31, 2007 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Six months ended December 31,
	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$28,477	100%	$27,758	100.0%	$719	2.6%

Agent commissions	19,525	68.6%	20,289	73.1%	(764)	(3.8)%
Personnel costs	4,171	14.6%	4,064	14.6%	107	2.6%
Other selling, general and administrative	2,504	8.8%	2,245	8.1%	259	11.5%
Depreciation and amortization	821	2.9%	552	2.0%	269	48.7%
Restructuring charge	220	0.8%	-	0.0%	220	NM
Goodwill impairment	11,403	40.0%	-	0.0%	11,403	NM

Total operating costs	38,644	135.7%	27,150	97.8%	11,494	42.3%

Income (loss) from operations	(10,167)	(35.7)%	608	2.2%	(10,775)	(1,772.2)%
Other income (expense)	(142)	(0.5)%	1,392	5.0%	(1,534)	(110.2)%

Income (loss) before income taxes and minority interest	(10,309)	(36.2)%	2,000	7.2%	(12,309)	(615.5)%
Income tax (expense) benefit	222	(0.8)%	(740)	2.7%	962	(130.0)%

Income (loss) before minority interest	(10,087)	(35.4)%	1,260	4.5%	(11,347)	(900.6)%
Minority interest	(2)	(0.0)%	(32)	(0.1)%	30	(93.8)%

Net income (loss)	$(10,085)	(35.4)%	$1,292	4.7%	$(11,377)	(880.6)%

Pro forma agent commissions were $19.5 million for the six months ended December 31, 2008, a decrease of 3.8% from $20.3 million for the six months ended December 31, 2007.  Pro forma agent commissions as a percentage of net transportation revenue decreased to 68.6% of net transportation revenue the for six months ended December 31, 2008 compared to 73.1% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit, and Newark NJ as well as six Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were $4.2 million for the six months ended December 31, 2008, an increase of 2.6% from $4.1 million for the six months ended December 31, 2007.  Pro forma personnel costs as a percentage of net transportation revenue remained unchanged at 14.6% for the six months ended December 31, 2008 and for the comparable prior year period.

Pro forma other selling, general and administrative costs were $2,504,000 for the six months ended December 31, 2008, an increase of 11.5% from $2,245,000 for the six months ended December 31, 2007.  As a percentage of net transportation revenue, pro forma other selling, general and administrative costs increased to 8.8% for six months ended December 31, 2008 from 8.1% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $821,000 and $552,000 for the six months ended December 31, 2008 and 2007, respectively.  Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 2.9% for the six months ended December 31, 2008 from 2.0% for the comparable prior year period.

Pro forma restructuring cost incurred in the six months ended December 31, 2008 were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges will be paid out over a one year period.  There were no similar costs for the comparable prior year.

For the six months ended December 31, 2008 the Company recorded an impairment charge to goodwill in the amount of $11,403,000.

Pro forma loss from operations was $10,167,000 for the six months ended December 31, 2008 compared to income from operations of $608,000 for the six months ended December 31, 2007.

Pro forma other expense was $142,000 for the six months ended December 31, 2008 compared to other income of $1,362,000 for the six months ended December 31, 2007.  For the six months ending December 31, 2007, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

Pro forma net loss was $10,085,000 for the six months ended December 31, 2008, compared to net income $1,292,000 for the six months ended December 31, 2007.

Liquidity and Capital Resources

Net cash used for operating activities for the six months ended December 31, 2008 was $1,792,000 compared to net cash provided by operating activities for the six months ended December 31, 2007 of $626,000.  The change was principally driven by growth resulting in a decrease in working capital.

Net cash used for investing activities was $5,240,000 for the six months ended December 31, 2008 compared to net cash used of $2,110,000 for the six months ended December 31, 2007.  Use of cash for the six months ended December 31, 2008 consisted primarily of approximately $4.8 million for the acquisition of Adcom, $191,000 spent on technology and equipment, and $210,244 in net issuance of notes receivable.  Use of cash for the six months ended December 31, 2007 consisted primarily of $1.9 million for the acquisition of automotive assets and an additional $185,000 spent on technology and equipment.

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

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill ("HAWB") or a House Ocean Bill of Lading ("HOBL") are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under generally accepted accounting principles ("GAAP") which do not recognize revenues until a proof of delivery is received or which recognize revenues as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated February 13, 2009	Incorporated by reference to Exhibit 99.1 to the Form 10-Q for the quarterly period ended December 31, 2008, filed on February 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: October 2, 2009	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer and Chief Financial Officer (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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