Form 10-Q/A
period 2009-03-31
RADIANT LOGISTICS, INC
filed 2009-10-05
CIK 1171155

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

Explanatory Note

Radiant Logistics, Inc. (the "Company") is filing this Amendment No. 1 (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, initially filed with the Securities and Exchange Commission (the "SEC") on May 15, 2009 (the "Original Filing") in response to a comment letter received from the SEC in connection with its review of the Company’s filings with the SEC.  This Amendment reflects restatements of the condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 2009, and the notes related thereto. For a more detailed description of these restatements, see Note 2 - Restatement of Previously Issued Financial Statements to the accompanying unaudited interim condensed consolidated financial statements contained in Item 1 of Part I of this Amendment.  Corresponding revisions to Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operation, have also been amended to reflect the effects of the restatement.

With the exception of the events set forth in Note 2 appearing in Item 1 of Part I of this Amendment, this Amendment does not reflect events that have occurred after May 15, 2009, the date the Original Filing was filed with the SEC, nor does it modify or update the disclosures set forth in the Original Filing, except to reflect the effects of the restatement of the consolidated financial statements for the period ended March 31, 2009 and corresponding changes to Item 2 of Part I.  Information with respect to any such events has been or will be set forth, as appropriate, in the Company’s filings with the SEC subsequent to May 15, 2009.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC.  The Company has supplemented Item 6 of Part II of this Amendment to include current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 32.1.  The remaining information contained in this Amendment, which consists of all other information originally contained in the Original Filing, is not amended hereby, but is included for the convenience of the reader.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	June 30, 2008

ASSETS
Current assets -
Cash and cash equivalents	$514,337	$392,223
Accounts receivable, net of allowance for doubtful accounts of $979,445 at March 31, 2009 and $513,479 at June 30, 2008	16,365,501	14,404,002
Current portion of employee loan receivable and other receivables	608,697	68,367
Income tax deposit	875,282	-
Prepaid expenses and other current assets	395,542	425,657
Deferred tax asset	606,711	292,088
Total current assets	19,366,070	15,582,337

Furniture and equipment, net	872,281	717,542

Acquired intangibles, net	3,528,198	1,242,413
Goodwill	-	7,824,654
Employee loan receivable	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	374,080	156,280
Total long term assets	3,982,278	9,303,347
Total assets	$24,220,629	$25,603,226
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable – current portion of long term debt	$-	$113,306
Accounts payable and accrued transportation costs	11,945,163	9,914,831
Commissions payable	1,369,047	1,136,859
Other accrued costs	804,602	221,808
Income taxes payable	-	498,142
Due to former Adcom shareholder	2,243,730	-
Total current liabilities	16,362,542	11,884,946

Long term debt	7,685,931	4,272,032
Deferred tax liability	685,008	422,419
Total long term liabilities	8,370,939	4,694,451
Total liabilities	24,733,481	16,579,397

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 34,701,960 at March 31, 2009 and 34,660,293 at June 30, 2008	16,158	16,116
Additional paid-in capital	7,839,414	7,703,658
Retained earnings (deficit)	(8,368,424)	1,304,055
Total stockholders’ equity (deficit)	(512,852)	9,023,829
Total liabilities and stockholders’ equity (deficit)	$24,220,629	$25,603,226

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2009	2008	2009	2008

Revenue	$29,718,852	$25,765,377	$104,626,813	$74,431,411
Cost of transportation	18,971,855	16,264,393	69,207,198	48,093,022
Net revenues	10,746,997	9,500,984	35,419,615	26,338,389

Agent commissions	6,981,916	6,611,130	23,535,316	18,617,364
Personnel costs	1,825,106	1,199,467	5,548,465	3,836,707
Selling, general and administrative expenses	1,188,977	1,268,558	3,309,679	2,703,589
Depreciation and amortization	479,061	238,822	1,267,124	720,426
Restructuring charges	-	-	220,000	-
Goodwill impairment	-	-	11,403,342	-
Total operating expenses	10,475,060	9,317,977	45,283,926	25,878,086

Income from operations	271,937	183,007	(9,864,311)	460,303

Other income (expense):
Interest income	2,482	800	8,900	3,200
Interest expense	(68,392)	(27,173)	(166,471)	(101,045)
Other – non recurring	-	-	-	1,918,146
Gain on extinguishment of debt	190,000	-	190,000	-
Other	(18,089)	(47,811)	12,126	(54,550)
Total other income (expense)	106,001	(74,184)	44,555	1,765,751

Income (loss) before income tax (expense) benefit	377,938	108,823	(9,819,756)	2,226,054

Income tax (expense) benefit	(63,150)	(35,841)	166,881	(772,378)

Income (loss) before minority interest	314,788	72,982	(9,652,875)	1,453,676

Minority interest	(21,750)	13,696	(19,604)	45,642

Net income (loss)	$293,038	$86,678	$(9,672,479)	$1,499,318

Net income (loss) per common share – basic	$.01	$-	$(.28)	$.04
Net income (loss) per common share – diluted	$.01	$-	$(.28)	$.04

Weighted average shares outstanding:
Basic shares	34,701,960	34,115,010	34,699,679	34,012,391
Diluted shares	34,701,960	34,134,454	34,699,679	34,218,416

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			ADDITIONAL	RETAINED	TOTAL
	COMMON STOCK		PAID-IN	EARNINGS	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	EQUITY (DEFICIT)

Balance at June 30, 2008	34,660,293	$16,116	$7,703,658	$1,304,055	$9,023,829

Share based compensation	-	-	123,714	-	123,714

Shares issued for investor relations services	41,667	42	12,042	-	12,084

Net loss for the nine months ended March 31, 2009	-	-	-	(9,672,479)	(9,672,479)
Balance at March 31, 2009	34,701,960	$16,158	$7,839,414	$(8,368,424)	$(512,852)

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For nine months ended March 31,
	2009	2008
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income (loss)	$(9,672,479)	$1,499,318
ADJUSTMENTS TO RECONCILE NET INCOME(LOSS)TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	123,714	150,384
stock issued for investor relations services	12,084	37,500
amortization of intangibles	914,215	410,520
change in deferred taxes	(1,268,034)	(710,438)
depreciation and leasehold amortization	352,908	293,655
goodwill impairment	11,403,342	-
gain on extinguishment of debt	(190,000)	-
amortization of employee loan receivable		40,000
minority interest in (loss) or income of subsidiaries	19,604	(45,642)
provision for doubtful accounts	134,101	381,533
tax indemnity	-	(486,694)

CHANGE IN ASSETS AND LIABILITIES -
accounts receivable	8,354,248	1,145,236
employee receivable and other receivables	(109,293)	(8,792)
prepaid expenses and other assets	183,941	351,149
accounts payable and accrued transportation costs	(6,914,471)	(3,346,953)
commissions payable	232,188	455,542
other accrued costs	32,009	(138,460)
income taxes payable	(498,142)	860,221
income taxes deposits	(790,254)	-
Net cash provided by (used for) operating activities	2,319,681	888,079
CASH FLOWS USED FOR INVESTING ACTIVITIES:
acquisition of automotive assets	-	(1,925,000)
acquisition of Adcom Express, Inc net of acquired cash
including and additional $62,246 cost incurred post closing	(4,839,042)	-
purchase of furniture and equipment	(215,785)	(235,083)
payments to former shareholders of Airgroup	(556,639)	(500,000)
Net cash used for investing activities	(5,611,466)	(2,660,083)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
issuance of notes receivable	-	(125,000)
proceeds from note payable – acquisition of automotive assets	-	120,000
net proceeds from credit facility	3,413,899	1,337,055
Net cash provided by financing activities	3,413,899	1,332,055
NET INCREASE (DECREASE) IN CASH	122,114	(439,949)

CASH, BEGINNING OF THE PERIOD	392,223	719,575
CASH, END OF PERIOD	$514,337	$279,626
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,430,840	$622,595
Interest paid	$166,471	$101,045

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the unaudited interim condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 2009, the Company received a comment letter from the SEC in connection with its review of the Company’s filings with the SEC stating that the condensed consolidated financial statements contained presentation errors related to the goodwill impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and the other expense line item “goodwill impairment recovery”. This required the Company to present the goodwill impairment as a separate line item in operating expenses rather than as a part of other income (expense).  This also required the “goodwill impairment recovery” to be properly recategorized as “gain on extinguishment of debt”.  As a result, the Company has restated its unaudited interim condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 2009, included herein (the "restatement"). For further discussion, see Note 3, Summary of Significant Accounting Policies, of the unaudited interim condensed consolidated financial statements.

This change in presentation resulted in an $11.4 million increase in operating expenses and decrease in other expense for the three and nine month periods ended March 31, 2009, The restatement had no financial impact on assets, liabilities, equity, net revenues, net income (loss) or net income (loss) per share.

Components of this restatement are detailed in the following tables:

Condensed Consolidated Statements of Operations

	THREE MONTHS ENDED MARCH 31, 2009		NINE MONTHS ENDED MARCH 31, 2009
	As reported	As restated	As reported	As restated

Operating Expenses:
Agent commissions	$6,981,916	$6,981,916	$23,535,316	$23,535,316
Personnel costs	1,825,106	1,825,106	5,548,465	5,548,465
Selling, general and administrative expenses	1,188,977	1,188,977	3,309,679	3,309,679
Depreciation and amortization	479,061	479,061	1,267,124	1,267,124
Restructuring charges	-	-	220,000	220,000
Goodwill impairment	-	11,403,342	-	11,403,342
Total operating expenses	$10,475,060	$21,878,402	$33,880,584	$46,283,926

Other income (expense):
Interest income	$2,482	$2,482	$8,900	$8,900
Interest expense	(68,392)	(68,392)	(166,471)	(166,471)
Other – non recurring	-	-	-	-
Gain on extinguishment of debt	-	190,000	-	190,000
Goodwill (impairment) recovery	190,000	-	(11,213,342)	-
Other	(18,089)	(18,089)	12,126	12,126
Total other income (expense)	$106,001	$106,001	$(11,358,787)	$(44,555)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

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

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method consistent with the term of the underlying agreement which generally extends for a period of 4 to 5 years.  See Notes 4, 5 and 6.

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

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Three months ended March 31, 2009	Three months ended March 31, 2008	Nine months ended March 31, 2009	Nine months ended March 31, 2008
Weighted average basic shares outstanding	34,701,960	34,115,010	34,699,679	34,012,391
Options	-	19,444	-	206,025
Weighted average dilutive shares outstanding	34,701,960	34,134,454	34,699,679	34,218,416

m)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2008.

NOTE 4 – ACQUISITION OF AUTOMOTIVE SERVICES GROUP

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

The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Adcom have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition.  At September 30, 2008, the total purchase price consisted of an initial payment of $4,750,000, an additional $136,796 in acquisition expenses and net of an offset of $110,000 for certain liabilities assumed in connection with the transaction.  As part of the acquisition, the Company recorded $220,000 in restructuring charges that are anticipated to be paid over the course of a year.  As of March 31, 2009 the Company has incurred $109,183 in restructuring costs and the Company has a residual restructuring liability of $110,817. Also included in the acquisition is $1,250,000 in future integration payments (included in current liabilities) and $394,408 in working capital and other adjustments.  In the second fiscal quarter ended December 31, 2008, the Company incurred an additional $35,437 of integration costs.  The total purchase price does not include any amount for the Tier-1 or Tier -2 Earn-out payments as these amounts are contingent upon future financial thresholds being achieved for Adcom. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets at August 31, 2008.

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

NOTE 7 – VARIABLE INTEREST ENTITY

FIN46(R) clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Radiant Logistics Partners LLC (“RLP”) is owned 40% by the Company and qualifies as a variable interest entity as a result of the back-office services RLP purchases from the Company and the fact that RLP is owned 60% by an affiliate of the Company’s CEO. (See Note 8).

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

NOTE 8 – RELATED PARTY

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

NOTE 12 – SHARE BASED COMPENSATION

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

	Number of shares	Weighted Average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding at June 30, 2008	3,410,000	$0.539	7.97 years	$-
Options granted	100,000	0.20	-	-
Options exercised	-	-	-	-
Options forfeited	(225,000)	0.519	-	-
Options expired	-	-	-	-
Outstanding at March 31, 2009	3,285,000	$0.530	7.23 years	$-
Exercisable at March 31, 2009	1,516,000	$0.594	6.70 years	$-

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

	Three months ended March 31,		Change
	2009	2008	Amount	Percent

Net income	$293	$87	$206	236.8%
Income tax expense	63	36	27	75.0%
Interest expense – net	66	26	40	153.8%
Depreciation and amortization	479	239	240	100.4%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$901	$388	$513	132.2%

Share based compensation and other non-cash costs	47	107	(60)	(56.0)%
Gain on extinguishment of debt	(190)	-	(190)	NM
Adjusted EBITDA	$758	$495	$263	53.1%

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

The following table compares certain March 31, 2009 (unaudited) and March 31, 2008 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$10,747	100.0%	$9,501	100.0%	$1,246	13.1%

Agent commissions	6,982	65.0%	6,611	69.6%	371	5.6%
Personnel costs	1,825	17.0%	1,199	12.6%	626	52.2%
Other selling, general and administrative	1,189	11.1%	1,269	13.4%	(80)	(6.3)%
Depreciation and amortization	479	4.5%	239	2.5%	240	100.4%

Total operating costs	10,475	97.5%	9,318	98.1%	1,157	12.4%

Income from operations	272	2.5%	183	1.9%	89	48.6%
Gain on extinguishment of debt	190	1.8%	-	0.0%	190	NM
Other income (expense)	(84)	(0.8)%	(74)	(0.8)%	(10)	13.5%

Income before income taxes and Minority interest	378	3.5%	109	1.1%	269	(246.8)%
Income tax expense	(63)	(0.6)%	(36)	(0.4)%	(27)	(75.0)%

Income before minority interest	315	2.9%	73	0.8%	242	(331.5)%
Minority interest	(22)	(0.2)%	14	0.2%	(36)	(257.1)%

Net income	$293	2.7%	$87	0.9%	$206	236.8%

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

Other selling, general and administrative costs were $1.2 million for the three months ended March 31, 2009, a decrease of 6.3% from $1.3 million for the three months ended March 31, 2008.  The decrease resulted primarily from the increase in Company owned stations and the acquisition of Adcom. As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 11.1% for three months ended March 31, 2009, from 13.4% for the comparable prior year period.

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

Income from operations was $272,000 for the three months ended March 31, 2009, compared to income from operations of $183,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009, a gain on the extinguishment of debt was recorded due to the early repayment of a note due to the former Airgroup shareholders

Other expense was $84,000 for the three months ended March 31, 2009, compared to other expense of $74,000 for the three months ended March 31, 2008.

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

Supplemental Pro forma Information

The following table provides a reconciliation of March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31,		Change
	2009	2008	Amount	Percent

Net income	$293	$50	$243	486.0%
Income tax expense	63	37	26	70.3%
Interest expense – net	66	59	7	11.9%
Depreciation and amortization	479	273	206	75.5%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$901	$419	$482	115.0%

Gain on extinguishment of debt	(190)	-	(190)	NM
Share based compensation and other non-cash costs	47	56	(9)	(16.1)%

Adjusted EBITDA	$758	$475	$283	59.6%

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

Pro forma net transportation margins increased slightly to 36.2% for the three months ended March 31, 2009 compared to pro forma transportation margins of 36.1% for the three months ended March 31, 2009. The net transportation margins remained relatively unchanged.

The following table compares certain March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Three months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$10,747	100%	$14,373	100.0%	$(3,626)	(25.3)%

Agent commissions	6,982	65.0%	10,397	72.3%	(3,415)	(32.8)%
Personnel costs	1,825	17.0%	1,774	12.3%	51	2.9%
Other selling, general and administrative	1,189	11.1%	1,622	11.3%	(433)	(26.7)%
Depreciation and amortization	479	4.5%	273	1.9%	206	75.5%

Total operating costs	10,475	97.5%	14,066	97.9%	(3,591)	(25.5)%

Income from operations	272	2.5%	307	2.1%	(35)	(11.4)%
Gain on extinguishment of debt	190	1.8%	-	0.0%	190	NM
Other income (expense)	(84)	(0.8)%	(235)	(1.5)%	151	(64.3)%

Income before income taxes and minority interest	378	3.5%	72	0.5%	306	425.0%
Income tax expense	(63)	(0.6)%	(36)	(0.3)%	(27)	75.0%

Income before minority interest	315	2.9%	36	0.3%	279	775.0%
Minority interest	(22)	(0.2)%	14	0.1%	(36)	(257.1)%

Net income (loss)	$293	2.7%	50	0.4%	$243	486.0%

Pro forma agent commissions were $7.0 million for the three months ended March 31, 2009, a decrease of 32.8% from $10.4 million for the three months ended March 31, 2008.  Pro forma agent commissions as a percentage of net transportation revenue declined to 65.0% for three months ended March 31, 2009, compared to 72.3% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were roughly unchanged at $1.8 million for the three months ended March 31, 2009, and the three months ended March 31, 2008. Pro forma personnel costs as a percentage of net transportation revenue increased to 17.0% for three months ended March 31, 2009, from 12.3% for three months ended March 31, 2008, primarily as a result of increased personnel costs associated with new Company owned stores.

Pro forma other selling, general and administrative costs were $1.2 million for the three months ended March 31, 2009, a decrease of 26.7% from $1.6 million for the three months ended March 31, 2008.  As a percentage of net transportation revenue, pro forma other selling, general and administrative costs decreased to 11.1% for three months ended March 31, 2009, from 11.3% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $479,000 and $273,000 for the three months ended March 31, 2009 and 2008, respectively.  Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 4.5% for the three months ended March 31, 2009 from 1.9% for the comparable prior year period.

Pro forma income from operations was $272,000 for the three months ended March 31, 2009, compared to income from operations of $307,000 for the three months ended March 31, 2008.

During the three months ended March 31, 2009, in connection with the final earn-out payment due in connection with Airgroup transaction, the former Airgroup shareholders agreed to receive cash on an accelerated basis in lieu of a stock-based payment due in October of 2009. The effect of this transaction was to recognize a gain on extinguishment of debt.

Pro forma other loss was $84,000 for the three months ended March 31, 2009, compared to other loss of $235,000 for the three months ended March 31, 2008.

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

	Nine months ended March 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$(9,672)	$1,499	$(11,171)	(745.2)%
Income tax expense (benefit)	(167)	772	(939)	(121.6)%
Interest expense – net	157	98	59	60.2%
Depreciation and amortization	1,267	721	546	75.7%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(8,415)	$3,090	$(11,505)	(372.3)%

Share based compensation and other non-cash costs	136	244	(108)	(44.3)%
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	1,431	(100.0)%
Tax indemnity	-	(487)	487	(100.0)%
Goodwill impairment	11,403	-	11,403	NM
Gain on extinguishment of debt	(190)	-	(190)	NM
Adjusted EBITDA	$2,934	$1,416	$1,518	107.2%

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

The following table compares certain March 31, 2009 (unaudited) and March 31, 2008 (unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$35,420	100.0%	$26,338	100.0%	$9,082	34.5%

Agent commissions	23,535	66.4%	18,617	70.7%	4,918	26.4%
Personnel costs	5,548	15.7%	3,837	14.6%	1,711	44.6%
Other selling, general and administrative	3,310	9.3%	2,704	10.3%	606	22.4%
Depreciation and amortization	1,267	3.6%	720	2.7%	547	76.0%
Restructuring charge	220	0.6%	-	0.0%	220	NM
Goodwill impairment	11,403	32.2%	-	0.0%	11,403	NM

Total operating costs	45,283	127.8%	25,878	98.3%	19,405	75.0%

Income (loss) from operations	(9,863)	(27.8)%	460	1.7%	(10,323)	(2,244.1)%
Gain on extinguishment of debt	190	0.5%	-	0.0%	190	NM
Change in estimate of liabilities assumed in Airgroup acquisition	-	0.0%	1,416	5.4%	(1,416)	(100.0)%
Tax indemnity	-	0.0%	487	1.8%	(487)	(100.0)%
Other income (expense)	(146)	(0.4)%	(137)	(0.5)%	(9)	6.6%

Income (loss) before income taxes and minority interest	(9,819)	(27.7)%	2,226	8.5%	(12,045)	(541.1)%
Income tax (expense) benefit	167	0.5%	(772)	(2.9)%	(939)	(121.6)%

Income (loss) before minority interest	(9,652)	(27.3)%	1,454	5.5%	(11,106)	(763.8)%
Minority interest	(20)	(0.1)%	45	0.2%	65	(144.4)%

Net income (loss)	(9,672)	(27.3)%	$1,499	5.7%	(11,171)	(745.2)%

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

For the nine months ending March 31, 2009, the Company recorded a net impairment charge to goodwill in the amount of $11,403,000.

Loss from operations was $9,863,000 for the nine months ended March 31, 2009, compared to income from operations of $460,000 for the nine months ended March 31, 2008.

For the nine months ending March 31, 2009, the Company recorded a gain on extinguishment of debt in the amount of $190,000.  For the nine months ending March 31, 2008, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

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

Supplemental Pro forma Information

The following table provides a reconciliation of March 31, 2009 (pro forma and unaudited) and March  31, 2008 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$(9,791)	$1,338	$(11,129)	(831.8)%
Income tax expense (benefit)	(159)	776	(935)	(120.5)%
Interest expense – net	230	227	3	1.3%
Depreciation and amortization	1,300	825	475	57.6%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(8,420)	$3,166	$(11,586)	(366.0)%
Share based compensation and other non-cash costs	136	244	(108)	(44.3)%
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	1,431	(100.0)%
Tax Indemnity	-	(487)	487	(100.0)%
Goodwill impairment	11,403	-	11,403	NM
Gain on extinguishment of debt	(190)	-	(190)	NM
Adjusted EBITDA	$2,929	$1,492	$1,437	96.3%

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

The following table compares certain March 31, 2009 (pro forma and unaudited) and March 31, 2008 (pro forma and unaudited) condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands):

	Nine months ended March 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$39,224	100%	$42,132	100.0%	$(2,908)	(6.9)%

Agent commissions	26,507	67.6%	30,687	72.8%	(4,180)	(13.6)%
Personnel costs	5,995	15.3%	5,841	13.9%	154	2.6%
Other selling, general and administrative	3,670	9.4%	3,868	9.2%	(198)	(5.1)%
Depreciation and amortization	1,300	3.3%	825	2.0%	475	57.6%
Restructuring charge	220	0.6%	-	0.0%	220	NM
Goodwill impairment	11,403	29.1%	-	0.0%	11,403	NM
Total operating costs	49,095	125.2%	41,221	97.8%	7,874	19.1%

Income (loss) from operations	(9,871)	(25.2)%	911	2.2%	(10,782)	(1,183.5)%
Gain on extinguishment of debt	190	(0.5)%	-	0.0%	190	NM
Change in estimate of liabilities assumed in Airgroup acquisition	-		1,416	3.4%	(1,416)	NM
Tax Indemnity			417	1.0%	(417)	NM
Other income (expense)	(249)	(0.6)%	(675)	(1.6)%	426	(63.1)%

Income (loss) before income taxes and minority interest	(9,930)	(25.3)%	2,069	4.9%	(11,999)	(579.9)%
Income tax (expense) benefit	159	(0.4)%	(776)	(1.8)%	935	(120.5)%

Income (loss) before minority interest	(9,771)	(24.9)%	1,293	3.1%	(11,064)	(855.7)%
Minority interest	20	0.1%	(45)	(0.1)%	65	(144.4)%

Net income (loss)	$(9,791)	(25.0)%	$1,338	3.2%	$(11,129)	(831.8)%

Pro forma agent commissions were $26.5 million for the nine months ended March 31, 2009, a decrease of 13.6% from $30.7 million for the nine months ended March 31, 2008.  Pro forma agent commissions as a percentage of net transportation revenue decreased to 67.6% of net transportation revenue the for nine months ended March 31, 2009, compared to 72.8% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark NJ as well as six Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were $6.0 million for the nine months ended March 31, 2009, an increase of 2.6% from $5.8 million for the nine months ended March 31, 2008.  Pro forma personnel costs as a percentage of net transportation revenue were 15.3%, an increase from 13.9% for the comparable prior year period.

Pro forma other selling, general and administrative costs were $3,670,000 for the nine months ended March 31, 2009, a decrease of 5.1% from $3,868,000 for the nine months ended March 31, 2008.  As a percentage of net transportation revenue, pro forma other selling, general and administrative costs increased to 9.4% for the nine months ended March 31, 2009, from 9.2% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $1,300,000 and $825,000 for the nine months ended March 31, 2009 and 2008, respectively.  Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 3.3% for the nine months ended March 31, 2009, from 2.0% for the comparable prior year period.

Pro forma restructuring cost incurred in the nine months ended March 31, 2009, were $220,000 as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges will be paid out over a one year period.  There were no similar costs for the comparable prior year.

For the nine months ended March 31, 2009, the Company recorded a net impairment charge to goodwill in the amount of $11,403,000.

Pro forma loss from operations was $9,871,000 for the nine months ended March 31, 2009, compared to income from operations of $911,000 for the nine months ended March 31, 2008.

For the nine months ended March 31, 2009, the Company recorded a gain on extinguishment of debt in the amount of $190,000.  For the nine months ending March 31, 2008, the Company recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $487,000 in income recognized as a result of the related tax indemnity.

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

In November 2007, the purchase price was reduced to $1.56 million, consisting of cash of $560,000 and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from our interim operation of the Purchased Assets since May 22, 2007. Of the cash component, $100,000 was paid in May of 2007, $265,000 was paid at closing, and a final payment of $195,000 was to be paid in November of 2008, subject to off-set of up to $75,000 for certain qualifying expenses incurred by us.  Net of qualifying expenses and a discount for accelerated payment, the final payment was reduced to $95,000 and paid in June of 2008.  For more information, see Note 4 to our consolidated financial statement included elsewhere herein.

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
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated May 15, 2009	Incorporated by reference to Exhibit 99.1 to the Form 10-Q for the quarterly period ended March 31, 2009, filed on May 15, 2009

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