Form 10-K
period 2009-06-30
RADIANT LOGISTICS, INC
filed 2009-10-05
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant's common stock on December 31, 2008 as reported on the OTC Bulletin Board was $3,743,380. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of September 30, 2009, 32,757,310 shares of the registrant's common stock were outstanding.
Documents Incorporated by Reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include our ability to: (i) to use Airgroup as a “platform” upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) maintain the future operations of Adcom in a manner consistent with its past practices, (v) integrate the operations of Adcom with our existing operations, (vi) continue growing our business and maintain historical or increased gross profit margins; (vii) locate suitable acquisition opportunities; (viii) secure the financing necessary to complete any acquisition opportunities we locate; (ix) assess and respond to competitive practices in the industries in which we compete, (x) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (xi) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements including those set forth below in Part 1 Item 1A. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Our growth strategy will continue to focus on both organic growth and acquisitions.  From an organic perspective, we will focus on strengthening existing and expanding new customer relationships. As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. Our acquisition strategy relies upon two primary factors:  first, our ability to identify and acquire target businesses that fit within our general acquisition criteria; and second, the continued availability of capital and financing resources sufficient to complete these acquisitions.

We continue to identify a number of additional companies as suitable acquisition candidates and completed our most recent transaction in September 2008, when we acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”).  Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

In connection with the acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc.  (“Radiant Global Logistics”) in order to better position our centralized back-office operations to service both the Airgroup and Adcom network brands.

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

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier.  We operate as a freight forwarder.  Freight forwarders procure shipments from customers and arrange the transportation of cargo on a carrier.  A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation, DHL Worldwide Express, Inc. and United Parcel Service (“UPS”), provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  Freight forwarders generally handle shipments of any size and offer a variety of customized shipping options.

Most freight forwarders, like Radiant Global Logistics, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels.  In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type.  On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by Radiant Global Logistics through its Airgroup and Adcom brands. We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings.

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

Our growth strategy has been designed to take advantage of shifting market dynamics.  The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains.  The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants' need for capital, and their owners' desire for liquidity has and will continue to produce a large number of attractive acquisition candidates.  More specifically, we believe that there are a number of participants within the agent-based forwarding community that will be seeking liquidity within the next several years as these owners approach retirement age, which creates a significant growth opportunity by supporting these logistics entrepreneurs in transition.  Our target acquisition candidates are generally expected to have earnings of $1.0 to $5.0 million.  Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings.

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

Our Operating Strategy

Leverage the People, Process and Technology Available through a Central Platform.  A key element of our operating strategy is to maximize our operational efficiencies by integrating general and administrative functions into our back-office operations and reducing or eliminating redundant functions and facilities at acquired companies.  This is designed to enable us to quickly realize potential savings and synergies, efficiently control and monitor operations of acquired companies, and allow acquired companies to focus on growing their sales and operations.

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

Our Competitive Advantages

As a non-asset based third-party logistics provider, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost; non-asset based business model; (ii) our information technology resources; and (iii) our diverse customer base.

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

•
Diverse customer base.  We have a well diversified base of customers that includes manufacturers, distributors and retailers. As of the date of this report, no single customer represented more than 5% of our business reducing risks associated with any particular industry or customer concentration.  Although we have no customers that account for more than 5% of our revenues, there are two agency locations that each account for more than 5% of our total gross revenues.

Sales and Marketing

We principally market our services through the senior management teams in place at each of our 70 company-owned and exclusive independent agent offices located across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service.  Our current network is predominantly represented by exclusive agent operations that rely on us for operating authority, technology, sales and marketing support, access to working capital and our carrier network and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

Although we have exclusive and long-term relationships with these agents, the Airgroup agency agreements are generally terminable by either party subject to requisite notice provisions that generally range from ten to thirty days. The Adcom agency agreements generally carry a fixed term and can range from one to 25 years and generally include a first-right-of refusal to acquire the location. Two of our agency locations account for more than 5% of our total gross revenues.

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

During the past two years, we have not spent any material amount on research and development activities.

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

Personnel

As of the date of this Report, we have approximately 82 employees, of which 80 are full time. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

We are largely dependent on the efforts of our exclusive agents to generate our revenue and service our customers.

We currently sell our services through a network predominantly represented by exclusive agent stations located throughout North America. Although we have exclusive and long-term relationships with these agents, our Airgroup agency agreements are generally terminable by either party subject to requisite notice provisions that generally range from 10-30 days. The Adcom agency agreements generally carry a fixed term and can range from 1 to 25 years and generally include a first-right-of refusal to acquire the location. Although we have no customers that account for more than 5% of our revenues, there are two agency locations that each account for more than 5% of our total gross revenues. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

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

Dependence on key personnel.

For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives of Radiant Global Logistics, because of their collective industry knowledge, marketing skills and relationships with major vendors and owners of our exclusive agent stations. We have secured employment arrangements with each of these individuals, which contain non-competition covenants which survive their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse effect on the trading price of our shares and overall market capitalization.

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

In September 2008, our $10.0 million revolving credit facility, including a $500,000 sublimit to support letters of credit, was increased from $10.0 million to $15.0 million to facilitate our acquisition of Adcom and to provide additional funding for further acquisitions and our on-going working capital requirements. Under the terms of the credit facility, we are subject to a number of financial and operational covenants which may limit the number of additional acquisitions we make without the lender’s consent. In the event that we are not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender’s consent or retired the credit facility. This may prevent us from completing acquisitions which we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, when, in fact, we believe they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our earnings before interest, taxes, depreciation and amortization, otherwise known as “EBITDA”, a non-GAAP measure of financial performance, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income.  Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges.  Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance.  If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

The issuance of additional shares in connection with the Adcom and other potential acquisitions may result in additional dilution to our existing stockholders.

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

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act of 2002

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 1227 120th Avenue N.E., Bellevue, Washington 98005 and consist of approximately 10,326 feet of office & warehouse space which we lease for approximately $17,160 per month pursuant to the lease expiring October 31, 2010.  We also maintain approximately 8,125 feet of office space at 19320 Des Moines Memorial Drive South, SeaTac, Washington which we lease for approximately $5,650 per month pursuant to lease that expires December 31, 2010.   In addition, we own a small parcel of undeveloped acreage located at Grays Harbor, Washington, which is not material to our business.  We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

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

In its complaint, Team alleges that we, in conjunction with the other named defendants, tortuously interfered with an existing contract Team had in place with VRC Express, Inc. ("VRC"), its then existing Chicago, Illinois station location.  In their petition, Team alleges that we and other defendants caused VRC to leave the Team network of companies, and become a branch office of Airgroup Corporation.  The suit seeks unspecified damages for the loss of business opportunity and profits as a result of VRC leaving the Team system.  We have tentatively concluded that no interference of the VRC contract occurred and as such no loss contingency has been accrued. We intend to vigorously defend this matter.

Friedman Arbitration Claim

In December of 2008, a dispute arose between the Company and Robert Freidman, the former shareholder of Adcom regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom. In addition to the working capital dispute we asserted claims arising from breaches of representations and warranties included in the stock purchase agreement.  In response to our claims and as provided in the stock purchase agreement, on or about February 19, 2009, Robert Friedman, filed an arbitration claim against us with the American Arbitration Association (“AAA”) in Minneapolis, MN alleging breach of the securities purchase between the Company and Mr. Friedman.   Mr. Friedman alleges that we have breached the agreement in connection with the calculation and payment of the final purchase price and payment of certain other post closing amounts.  Mr. Friedman is seeking payment in excess of $1,000,000.  We have denied all claims and raised a number of defenses, including set off rights based on breaches of certain representations and warranties included in the stock purchase agreement.  We have fully accrued for all amounts potentially due Mr. Friedman in connection with the stock purchase agreement, but believe these amounts could be reduced by more than $630,000 pending the resolution of the disputed amounts in our favor.  Discovery has been completed.  A two day hearing was conducted in September 2009 which is expected to be reconvened and concluded in December 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “RLGT.OB.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our past two fiscal years, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on September 30, 2009, was $0.25 per share.

	High	Low
Year Ended June 30, 2009:
Quarter ended June 30, 2009	$.32	$.12
Quarter ended March 31, 2009	.17	.06
Quarter ended December 31, 2008	.30	.09
Quarter ended September 30, 2008	.30	.15

Year Ended June 30, 2008:
Quarter ended June 30, 2008	$.38	$.16
Quarter ended March 31, 2008	.55	.28
Quarter ended December 31, 2007	.64	.35
Quarter ended September 30, 2007	.83	.49

Holders

As of September 30, 2009, the number of stockholders of record of our common stock was 108.   We believe there are additional beneficial owners of our common stock who hold their shares in street name.

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

Transfer Agent

Pacific Stock Transfer Company, 500 East Warm Springs, Suite 240, Las Vegas, Nevada 89119, serves as our transfer agent.

Purchases of Common Stock

Share Repurchase Program

We have a share repurchase program that authorizes us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of Fiscal 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from April 1, 2009 through April 30, 2009	0	$-	-	5,000,000
Repurchases from May 1, 2009 through May 31, 2009	0	-	-	5,000,000
Repurchases from June 1, 2009 through June 30, 2009	595,000	0.23	595,000	4,405,000
Total	595,000	$0.23	595,000	4,405,000

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock.

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

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. We continue to identify a number of additional companies as suitable acquisition candidates and completed our second material acquisition in September 2008, when we acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”). Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

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

Our GAAP-based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will actually be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business.

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

Financial Outlook

Our revenues increased approximately $36.8 million, or 36.7%, in the year ended June 30, 2009. For 2010, we expect our continued network expansion and recent acquisition of Adcom to offset the impact of the slowing global economy.  Over the longer term, we expect to continue growing our revenues both organically and as the result of strategic acquisitions.  Our primary operating objective in fiscal 2010 is to continue to expand both our Adcom and Airgroup brands while leveraging the substantial purchasing power of the combined group. We expect this will translate into improved profitability and strategic advantage for all of our stations.  We expect the combined group to generate approximately $4.0 million in adjusted EBITDA on $140 million in revenues on an annualized basis, excluding the benefit of any further acquisitions.

Our estimate of future revenues and profits is based on the assumption that the cumulative historical financial results of operations of the Company and Adcom for the most recent 12 months ended June 30, 2009 are indicative of the future financial performance of the combined group and excludes the impact of further acquisitions. A reconciliation of estimated annual adjusted EBITDA for the fiscal year ended June 30, 2010 amounts to net income, the most directly comparable GAAP measure, is as follows:

(Amounts in 000’s)
Outlook
Net income	$1,070

Interest expense - net	300
Income tax expense	405
Depreciation and amortization	2,000

EBITDA	3,775

Stock-based compensation and other non-cash charges	225
Adjusted EBITDA	$4,000

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

We perform an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.  We typically perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.  As of April 1, 2009, no goodwill existed due to the previously recorded impairment described below.

During the second quarter of fiscal 2009, we concluded indicators of potential impairment were present due to the sustained decline in our share price resulting in the market capitalization of the Company being less than its book value. We conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and our business strategy in light of existing industry and economic conditions, and considering future expectations. As we have has significantly grown the business since our initial acquisition of Airgroup, we have also grown our customer relationship intangibles as we have added additional stations. Through our impairment testing and review, we concluded that our discounted cash flow analysis supports a valuation of its identifiable intangible assets well in excess of their carrying value. Factoring this with management’s assessment of the fair value of other assets and liabilities resulted in no residual implied fair value remaining to be allocated to goodwill. As a result, for the quarter ended December 31, 2008, we recorded a non-cash goodwill impairment charge of $11.4 million, which was the full carrying value of goodwill as of that date. We do not expect this non-cash charge to have any impact on our compliance with the financial covenants in our credit agreement.

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisition. Customer related intangibles will be amortized using accelerated methods over approximately 5 years and non-compete agreements will be amortized using the straight line method over the term of the underlying agreement.

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

As a non-asset based carrier, we do not own transportation assets. We generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where we issue a House Airway Bill ("HAWB") or a House Ocean Bill of Lading ("HOBL") are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by us to reflect differences between the original accruals and actual costs of purchased transportation.

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under generally accepted accounting principles ("GAAP") which do not recognize revenues until a proof of delivery is received or which recognize revenues as progress on the transit is made. Our method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

Results of Operations

Basis of Presentation

The results of operations discussion which appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects of the acquisition of Adcom Express, Inc. on our consolidated financial statements during fiscal year 2009. The pro forma information has been presented for fiscal year ended June 30, 2009 as if we had acquired Adcom as of July 1, 2008. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Adcom Express, Inc. and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data presented is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

Fiscal year ended June 30, 2009 compared to fiscal year ended June 30, 2008.

Overview

We generated transportation revenue of $137.0 million and net transportation revenue of $45.6 million for the year ended June 30, 2009 as compared to transportation revenue of $100.2 million and net transportation revenue of $35.8 million for the year ended June 30, 2008.  Net loss was $9.7 million for the year ended June 30, 2009 compared to net income of $1.4 million for the year ended June 30, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of $3.7 million and $1.8 million for years ended June 30, 2009 and 2008, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, all amortization charges relating to leasehold improvements and other intangible assets, and impairment charges relating to goodwill. We then further adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility.  Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the credit agreement.  A violation of this covenant in the credit agreement would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the credit agreement.  For the forgoing reasons, we believe that the credit agreement is material to its operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation for the fiscal years ended June 30, 2009 and June 30, 2008 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2009	2008	Amount	Percent

Net income (loss)	$(9,730)	$1,413	$(11,143)	(788.6%)
Income tax expense	44	908	(864)	(95.2%)
Net interest expense	204	117	87	74.4%
Depreciation and amortization	1,743	964	779	80.8%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(7,739)	$3,402	$(11,141)	(327.5%)

Share based compensation and other non-cash costs	203	330	(127)	(38.5%)
Goodwill impairment	11,403	-	11,403	NM
Gain on early extinguishment of debt	(190)	-	(190)	NM
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	1,431	(100.0%)
Tax indemnity	-	(487)	487	(100.0%)
Adjusted EBITDA	$3,677	$1,814	$1,863	102.7%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2009 and June 30, 2008:

	Years ended June 30,		Change
	2009	2008	Amount	Percent

Transportation revenue	$136,996	$100,202	$36,794	36.7%
Cost of transportation	91,427	64,374	27,053	42.0%

Net transportation revenue	$45,569	$35,828	$9,741	27.2%
Net transportation margins	33.3%	35.8%	26.5%

We generated transportation revenue of $137.0 million and net transportation revenue of $45.6 million for the year ended June 30, 2009 as compared to transportation revenue of $100.2 million and net transportation revenue of $35.8 million for the year ended June 30, 2008.  Domestic and international transportation revenue was $73.2 million and $63.8 million, respectively, for year ended June 30, 2009 compared with $62.2 million and $40.0 million, respectively, for the year ended June 30, 2008.  Transportation revenues and costs of transportation increased in fiscal year 2009 primarily due the acquisition of Adcom in September 2008.

Cost of transportation was 66.7% and 64.2% of transportation revenue for the years ended June 30, 2009 and 2008, respectively.  The increase in cost of transportation was due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

Net transportation margins were 33.3% and 35.8% of transportation revenue for the years ended June 30, 2009 and 2008, respectively.  The decrease in net transportation margins was due to the acquisition of Adcom which has a higher percentage of international sales which generally have lower margins.

The following table compares condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2009 and June 30, 2008:

	Years ended June 30,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$45,569	100.0%	$35,828	100.0%	$9,741	27.2%

Agent commissions	30,565	67.1%	25,210	70.4%	5,355	21.2%
Personnel costs	6,921	15.2%	5,304	14.8%	1,617	30.5%
Selling, general and administrative	4,288	9.4%	3,801	10.6%	487	12.8%
Depreciation and amortization	1,743	3.8%	964	2.7%	779	80.8%
Restructuring charges	220	0.5%	-	0.0%	220	NM
Goodwill impairment charge	11,403	25.0%	-	0.0%	11,403	NM

Total operating costs	55,140	121.0%	35,279	98.5%	19,861	56.3%

Income (loss) from operations	(9,571)	(21.0%)	549	1.5%	(10,120)	(1,843.4%)
Other (expense) income	(88)	(0.2%)	1,703	4.8%	(1,791)	(105.2%)

Income (loss) before income taxes and minority interest	(9,659)	(21.2%)	2,252	6.3%	(11,911)	(528.9%)
Income tax (expense) benefit	(44)	(0.1%)	(908)	2.5%	864	95.2%

Income (loss) before minority interest	(9,703)	(21.3%)	1,344	3.8%	(11,047)	(821.9%)
Minority interest	(27)	0.0%	69	0.1%	(97)	(139.1%)

Net income (loss)	$(9,730)	(21.3%)	$1,413	3.9%	$(11,143)	(788.6%)

Agent commissions were $30.6 million for the year ended June 30, 2009, an increase of 21.2% from $25.2 million for the year ended June 30, 2008 as a direct result of increased revenues from the acquisition of Adcom.  As a percentage of net revenues, agent commissions decreased to 67.1% for the year ended June 30, 2009 from 70.4% for the year ended June 30, 2008, due to higher international sales which typically have lower margins.

Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $6.9 million for the year ended June 30, 2009, an increase of 30.5% from $5.3 million for the year ended June 30, 2008.  The increase is largely attributed to additional employee headcount for much of the year as a result of the acquisition of Adcom. As a percentage of net revenues, personnel costs increased to 15.2% for the year ended June 30, 2009 from 14.8% for the year ended June 30, 2008.

Selling, general and administrative costs, consists primarily of marketing, rent, professional services, insurance and travel expenses.  Selling, general and administrative costs were $4.3 million for the year ended June 30, 2009, an increase of 12.8% from $3.8 million for the year ended June 30, 2008.  The increase was primarily a result of the increased costs associated with the Adcom transaction. As a percentage of net revenues, other selling, general and administrative costs decreased to 9.4% for the year ended June 30, 2009 from 10.6% for the year ended June 30, 2008.

Depreciation and amortization costs were approximately $1.7 million for the year ended June 30, 2009, an increase of 80.8% from $964,000 for the year ended June 30, 2008 as a result of increased amortization and depreciation costs associated with the acquisition of Adcom.  As a percentage of net revenues, depreciation and amortization increased to 3.8% for the year ended June 30, 2009 from 2.7% for the year ended June 30, 2008, due to increases in our net transportation revenue.

Loss from operations was $9.6 million for the year ended June 30, 2009, compared to income from operations of $0.5 million for the year ended June 30, 2008.  The change in earning was attributed to a $11.4 million impairment to goodwill.

Other expense was $88,000 for year ended June 30, 2009 as compared to other income of $1.7 million during year ended June 30, 2008.  The change was primarily due to the prior year including a reduced estimate of $1.4 million of accrued transportation costs assumed in the acquisition of Airgroup and an additional $487,000 of income associated with a tax indemnity associated with the income recognized in connection with this change in estimate. As a percentage of net revenues, other expense was 0.2% for the year ended June 30, 2009 and other income was 4.8% for the year ended June 30, 2008.

Net loss for the year ended June 30, 2009 was $9.7 million as compared to net income of $1.4 million for the year ended June 30, 2008.

Supplemental Pro forma Information

The following table provides a reconciliation for the fiscal years ended June 30, 2009 (pro forma and unaudited) and June 30, 2008 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2009	2008	Amount	Percent

Net income (loss)	$(9,801)	$1,708	$(11,509)	(673.8%)
Income tax expense	-	832	(832)	(100.0%)
Net interest expense	278	301	(23)	(7.6%)
Depreciation and amortization	1,897	1,311	586	44.7%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$(7,626)	$4,152	$(11,778)	(283.7%)

Share based compensation and other non-cash costs	202	330	(128)	(38.8%)
Goodwill impairment	11,403	-	11,403	NM
Gain on early extinguishment of debt	(190)	-	(190)	NM
Change in estimate of liabilities assumed in Airgroup acquisition	-	(1,431)	1,431	(100.0%)
Tax indemnity	-	(487)	487	(100.0%)
Adjusted EBITDA	$3,789	$2,564	$1,225	47.8%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2009 (pro forma and unaudited) and June 30, 2008 (pro forma and unaudited):

	Years ended June 30,		Change
	2009	2008	Amount	Percent

Transportation revenue	$153,835	$161,950	$(8,115)	(5.0%)
Cost of transportation	102,666	104,474	(1,808)	(1.7%)

Net transportation revenue	$51,169	$57,476	$(6,307)	(11.0%)
Net transportation margins	33.3%	35.5%	77.7%

Pro forma transportation revenue was $153.8 million for the year ended June 30, 2009, a decrease of 5.0% from pro forma transportation revenue of $162.0 million for the year ended June 30, 2008.

Pro forma cost of transportation was $102.7 million for the year ended June 30, 2009, a decrease of 1.7% from pro forma costs of transportation of $104.5 million for the year ended June 30, 2008.

Pro forma net transportation margins decreased slightly to 33.3% for the year ended June 30, 2009 compared to pro forma transportation margins of 35.5% for the year ended June 30, 2008.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2009 (pro forma and unaudited) and June 30, 2008 (pro forma and unaudited):

	Years ended June 30,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$51,169	100.0%	$57,476	100.0%	$(6,307)	(11.0%)

Agent commissions	34,925	68.3%	41,826	72.8%	(6,901)	(16.5%)
Personnel costs	7,566	14.8%	7,743	13.5%	(177)	(2.3%)
Selling, general and administrative	4,654	9.1%	5,209	9.0%	(555)	(10.7%)
Depreciation and amortization	1,897	3.7%	1,311	2.3%	586	44.7%
Restructuring charge	220	0.4%	-	0.0%	220	NM
Goodwill impairment charge	11,403	22.3%	-	0.0%	11,403	NM

Total operating costs	60,665	118.6%	56,089	97.6%	4,576	8.2%

Income (loss) from operations	(9,496)	(18.6%)	1,387	2.4%	(10,883)	(784.6%)
Other (expense) income	(278)	(0.5%)	1,084	1.9%	(1,362)	(125.6%)

Income (loss) before income taxes and minority interest	(9,774)	(19.1%)	2,471	4.3%	(12,245)	(495.5%)
Income tax (expense) benefit	-	(0.0%)	(832)	1.4%	832	100.0%

Income (loss) before minority interest	(9,774)	(19.1%)	1,639	2.9%	(11,413)	(696.3%)
Minority interest	(27)	(0.1%)	69	0.1%	(96)	(139.1%)

Net income (loss)	$(9,801)	(19.2%)	$1,708	3.0%	$(11,509)	(673.8%)

Pro forma agent commissions were $34.9 million for the year ended June 30, 2009, a decrease of 16.5% from $41.8 million for the year ended June 30, 2008. Pro forma agent commissions as a percentage of net transportation revenue decreased to 68.3% of net transportation revenue the for year ended June 30, 2009, compared to 72.8% for the comparable prior year period as a result of the introduction of Company owned operations in Detroit and Newark, NJ as well as three Company owned stores within the Adcom network where operations were not subject to agent commissions.

Pro forma personnel costs were $7.6 million for the year ended June 30, 2009, a decrease of 2.3% from $7.7 million for the year ended June 30, 2008. Pro forma personnel costs as a percentage of net transportation revenue were 14.8% for the year ended June 30, 2009, an increase from 13.5% for the comparable prior year period.

Pro forma selling, general and administrative costs were $4.7 million for the year ended June 30, 2009, a decrease of 10.7% from $5.2 million for the year ended June 30, 2008. As a percentage of net transportation revenue, pro forma other selling, general and administrative costs increased to 9.1% for the year ended June 30, 2009, from 9.0% for the comparable prior year period.

Pro forma depreciation and amortization costs were approximately $1.9 million and $1.3 million for the years ended June 30, 2009 and 2008, respectively. Pro forma depreciation and amortization as a percentage of net transportation revenue increased to 3.7% for the year ended June 30, 2009 from 2.3% for the comparable prior year period.

Pro forma restructuring costs incurred in the year ended June 30, 2009, were $0.2 million as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs. These restructuring charges will be paid out over a one year period. There were no similar costs for the comparable prior year.

For the year ended June 30, 2009, we recorded an impairment charge to goodwill in the amount of $11.4 million.

Pro forma loss from operations was $9.5 million for the year ended June 30, 2009, compared to income from operations of $1.4 million for the year ended June 30, 2008.

Pro forma other expense was $0.3 million for the year ended June 30, 2009, compared to other income of $1.1 million for the year ended June 30, 2008.  For the year ended June 30, 2008, we recorded a $1.4 million change in estimate of the liabilities assumed in the acquisition of Airgroup combined with an additional $0.5 million in income recognized as a result of the related tax indemnity.

Pro forma net loss was $9.8 million for the year ended June 30, 2009, compared to net income $1.7 million for the year ended June 30, 2008.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended June 30, 2009 was $3.8 million, compared to net cash used by operating activities for the year ended June 30, 2008 of $0.7 million. The change was principally driven by growth resulting in an increase in working capital.

Net cash used for investing was $6.7 million for the year ended June 30, 2009, compared to $2.2 million for the year ended June 30, 2008. Use of cash in 2009 consisted primarily of $5.5 million for the acquisition of Adcom, an additional $0.2 million for furniture and equipment, and $1.0 million paid to former shareholders of Airgroup and Adcom.  During 2008, we used $1.5 million to acquire United American in Detroit, Michigan, an additional $0.2 million for furniture and equipment, and payment of $0.5 million to former Airgroup shareholders.

Net cash provided by financing activities for the year ended June 30, 2009 was $3.5 million compared to $2.6 million for year ended June 30, 2008.  Cash from financing activities in 2009 consisted primarily of proceeds from our credit facility of $3.6 million, netted against $0.1 million used to purchase treasury stock. The $2.6 million of cash provided in 2008 consisted primarily of borrowings from our credit facility which was offset by dividends to a minority interest holder.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments.  We define “material acquisitions” as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of:  (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $0.3 million of which was paid on June 30, 2008 and $0.3 million was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15.0 million generated during the five-year earn-out period up to a maximum of $1.5 million.  With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the years ended June 30, 2009 and 2008, the former shareholders of Airgroup earned $633,000 and $417,000 in base earn-out payments, respectively.

During the quarter ended December 31, 2007, we adjusted the estimate of accrued transportation costs assumed in the acquisition of Airgroup which resulted in the recognition of approximately $1.4 million in non-recurring income.  Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified us for taxes of $0.5 million associated the income recognized in connection with this change in estimate which has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

In November 2008, we amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company. In consideration for the certainty of the earn-out payment, the former Airgroup shareholders agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, which may have accumulated prior to June 30, 2009; (ii) to waive and release us from any and all further obligation to account for and pay the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ended June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March of 2009, Airgroup shareholders agreed to receive $0.4 million in cash on an accelerated basis rather than the $0.6 million in Company shares due in October of 2009.  No further payments of purchase price are due in connection with this acquisition.

In May 2007, we launched a new logistics service offering focused on the automotive industry through our wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).  We entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. The original agreement provided for a purchase price of up to $2.75 million, and was later reduced due to indemnity claims asserted against Mass.

In November 2007, the purchase price was reduced to $1.6 million, consisting of cash of $0.6 million and a $1.0 million credit in satisfaction of indemnity claims asserted by us arising from our interim operation of the Purchased Assets since May 22, 2007. Of the cash component, $0.1 million was paid in May of 2007, $0.3 million was paid at closing, and a final payment of $0.2 million was to be paid in November of 2008, subject to off-set of up to $0.1 million for certain qualifying expenses incurred by us. Net of qualifying expenses and a discount for accelerated payment, the final payment was reduced to $0.1 million and paid in June of 2008.  No further payments of purchase price are due in connection with this acquisition.  For more information, see Note 4 to our consolidated financial statement included elsewhere herein.

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

For the year ended June 30, 2009, the former Adcom shareholder earned approximately $337,000.  This amount is included in "Due to former Adcom shareholder" on the face of our balance sheet and is payable on October 1, 2009, in a combination of cash and Company common stock. On or about September 30, 2009, we received written notice of a claim by Ryder Truck Rental, Inc. in the amount of approximately $500,000 alleging breach of an alleged guaranty agreement executed by Adcom.  We have commenced the process of seeking indemnification from the former shareholder of Adcom in accordance with the stock purchase agreement related to the Adcom acquisition.  We have also asserted our rights under the stock purchase agreement to set off payments under the Stock Purchase Agreement as a result of this claim, including the $337,000 referenced above. Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year(1):	2011	2012	2013
Earn-out period:	7/1/2009 – 6/30/2010	7/1/2010–6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350	$350
Equity	350	350	350
Total potential earn-out payments	$700	$700	$700

Total gross margin targets	$4,320	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

Credit Facility

We currently have a $15.0 million revolving credit facility (“Facility”) with Bank of America, NA (including a $500,000 sublimit for letters of credit) that expires in February 2011. The Facility is collateralized by accounts receivable and other assets of the Company and our subsidiaries.  Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible domestic accounts receivable and for advances of up to 60% of our eligible foreign accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility.  The first covenant limits funded debt to a multiple of 3.00 times our consolidated EBITDA measured on a rolling four quarter basis (or a multiple of 3.25 at a reduced advance rate of 75.0%). The second financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires that we not incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility, (ii) the company to be acquired must be in the transportation and logistics industry, (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model, (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $1.0 million under the Facility, (v) the lender must be reasonably satisfied with projected financial statements that we provide covering a 12 month period following the acquisition, (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender, and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

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

We have used a significant amount of our available capital to finance the acquisition of Adcom.  As of August 31, 2009, we have approximately $3.7 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements.  We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof.  As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table sets forth our contractual obligations (in thousands) as of June 30, 2009:

		Payments due during fiscal years ending June 30
Amounts in 000’s	Total	2010	2011	2012

Long-Term Debt	$7,869	$-	$7,869	$-
Capital Leases	7	7	-	-
Operating Leases	731	475	242	14
Total Contractual Obligations	$8,607	$482	$8,111	$14

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

On July 1, 2008, we adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 157 ("SFAS 157"), "Fair Value Measurements" for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The adoption of this Statement did not have a material effect on our consolidated financial statements. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. In accordance with FSP FAS 157-2, we have not applied SFAS 157 to its nonfinancial assets and liabilities, mainly intangible assets and property and equipment. On July 1, 2009, we will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are in the process of evaluating the impact, if any, of applying these provisions on its financial statements.

In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115". SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 was effective for us beginning July 1, 2008. The adoption of this statement did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations". The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at "full fair value." SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51". The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In March 2008, the FASB issued Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133". The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity's derivative and hedging activities. This Statement is effective for us beginning July 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will apply this Statement prospectively to any derivative and hedging activities entered into on or after the effective date.

In May 2008, the FASB issued Statement No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". The objective of SFAS 162 is to identify the sources of GAAP and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement was effective November 15, 2008. The adoption of this Statement did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5 ("EITF 07-5"), "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock."  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, "Accounting For Derivative Instruments and Hedging Activities" and/or EITF 00-19, "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock." EITF 07-05 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the potential impact the adoption of EITF 07-5 may have on our financial statements.

In October 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". This FSP clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP was effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of this FSP did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments", which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009.  We will provide this disclosure commencing with the three month period ending September 30, 2009.

In May 2009, the FASB issued SFAS No. 165 ("SFAS 165"), "Subsequent Events", to establish general standards of accounting for and disclosure of events which occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires an entity to reflect in their financial statements the effects of subsequent events which provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events which provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for such date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 166 ("SFAS 166"), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140", which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS 166, among other items, amends various provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125",” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46 (revised 2003) ("FIN 46R") "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51" to variable interest entities which are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. SFAS 166 is effective for the Company beginning July 1, 2010. SFAS 166 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167 ("SFAS 167"), "Amendments to FASB Interpretation No. 46R". SFAS 167 amends certain requirements of FIN 46R to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for us in the fiscal year beginning July 1, 2010. SFAS 167 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162". SFAS 168 replaces SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission ("SEC") issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2009 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer who also serves as of our Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

As described in our Form 10-Q for the period ended December 31, 2008, we concluded that we had a material weakness in internal control over financial reporting related to our goodwill and intangible assets impairment analysis process.  We have remediated this material weakness by among other things, hiring additional staff, requiring attention to the value of our goodwill as part of our month end financial closing process, and implementing new procedures with respect to how our goodwill impairment tests are conducted.

Other than the foregoing, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Name	Age	Position

Bohn H. Crain	45	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Stephen P. Harrington	51	Director

Daniel Stegemoller	55	Vice President and Chief Operating Officer of Radiant Global Logistics f/k/a Airgroup

Robert F. Friedman	65	President – Adcom Express, Inc.

Todd E. Macomber	45	Senior Vice President & Chief Accounting Officer

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

Todd E. Macomber.   Mr. Macomber has served as our Senior Vice President and Chief Accounting Officer since August 7, 2009 and as our Vice President and Corporate Controller for Radiant Global Logistics, Inc. f/k/a Airgroup Corporation since December 2007.  Prior to joining Radiant Global Logistics, Inc., from September 2003 to November 2007 Mr. Macomber served as Senior Vice President and Chief Financial Officer of Biotrace International, Inc. a subsidiary of Biotrace International PLC an industrial microbiology company and traded on the London Stock Exchange.  From January 1993 to September 2003 Mr. Macomber held a variety of positions and most recently served as Senior Vice President and Chief Financial Officer for International BioProducts, Inc.  Mr. Macomber earned a Bachelor of Science in Accounting from Seattle University and is a CPA.

Robert F. Friedman.  Mr. Freidman has served as President of Adcom Express, Inc. since September 5, 2008.  Mr. Friedman founded Adcom in 1978 and over the past 30 years, has overseen the evolution of Adcom from a provider of small package courier services to a full-service third party logistics company that derives over 50% of its revenues from international transportation services.  Mr. Friedman has served as a Board Member of the XLA Express Delivery and Logistics Association for the past 10 years and is a 15-year member of the Airforwarders Association.  He received a Bachelor of Arts degree from the University of Minnesota.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended and written representations from certain reporting persons, we believe that during fiscal 2009, all reporting persons timely complied with all filing requirements applicable to them, except that Bohn Crain did not timely file Form 4 in October 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects total compensation for our chief executive officer/chief financial officer, and our two most highly compensated executive officers (each a “named executive officer”) whose compensation exceeded $100,000 during the fiscal year ended June 30, 2009 and June 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All other compensation ($)		Total ($)
Bohn H. Crain, Chief Executive	2009	250,000	250	-		22,528	(2)	272,778
Officer and Chief Financial Officer	2008	250,000	-	-		16,418	(3)	266,418
Dan Stegemoller, Vice President	2009	180,000	250	-		69,834	(4)	250,084
and Chief Operating Officer of Radiant Global Logistics	2008	180,000	-	9,924	(5)	71,133	(6)	261,057
Todd Macomber, Senior Vice President and Chief Accounting Officer of Radiant Logistics, Inc.	2009	134,000	250	-		10,795	(7)	145,045

(1)  The assumptions used in calculating the value of the option awards are set forth in note 14 of our consolidated financial statements.
(2)  Consists of $12,000 for automobile allowance, $873 for company provided life & disability insurance premiums, and $9,655 for Company 401k match.
(3)  Consists of $12,000 for automobile allowance, $1,501 for company provided life & disability insurance premiums, and $2,917 for Company 401k match.

(4)  Consists of $6,000 for automobile allowance, $873 for company provided life & disability insurance premiums, $7,964 for Company 401k match, and $54,997 relating to amortization of moving expenses, per his December 2005 relocation agreement.  Mr. Stegemoller was issued a note receivable for $200,000 in December 2005 to pay for his relocation expenses and to provide an incentive to accept the Company’s offer of employment.  The agreement provided for the note to be forgiven in equal installments over five years, along with the accrued interest, and for a gross up to pay for the taxes relating to the note forgiveness.
(5)  Mr. Stegemoller was granted options to purchase 100,000 shares on June 24, 2008 at an exercise price $.18 per share.
(6)  Consists of $6,000 for automobile allowance, $1,501 for company provided life & disability insurance premiums, $1,200 for Company 401k match, and $62,432 relating to amortization of moving expenses, per his December 2005 relocation agreement.  See note 4 above for a description of the relocation agreement.
(7)  Consists of $6,000 for automobile allowance, $782 for company provided life & disability insurance premiums, $4,013 for Company 401k match.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth officer information regarding outstanding unexercised options that had not vested for each named executive as of June 30, 2009.

	Option Awards
Name	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options Unexercisable (#)	Option exercise price ($)	Option expiration date
Bohn H. Crain	600,000	400,000	0.50	10/19/2015(1)
	600,000	400,000	0.75	10/19/2015(1)
Dan Stegemoller	180,000	120,000	0.44	1/10/2016(2)
	20,000	80,000	0.18	6/23/2018(3)
Todd Macomber	20,000	80,000	0.48	12/10/2017(4)
	20,000	80,000	0.18	6/23/2018(5)
	0	100,000	0.28	8/6/2019(6)

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
(4)  The stock options were granted on December 11, 2007 and vest in equal annual installments over a five year period commencing on the date of grant.
(5)  The stock options were granted on June 24, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.
(6)  The stock options were granted on August 7, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

Director Compensation

The following table sets forth compensation paid to our directors during the fiscal year ended June 30, 2009.

Name(1)	All other compensation ($)		Total ($)
Stephen P. Harrington	18,000	(2)	18,000

(1)  Bohn Crain is not listed in the above table because he does not receive any additional compensation for serving on our board of directors.

(2)  Mr. Harrington began receiving compensation for serving on our board beginning January 2009 at a rate of $3,000 per month. Prior to January 2009, Mr. Harrington received no compensation for serving on our board.

Narrative Disclosure of Executive Compensation

Employment Agreements

Bohn H. Crain. On January 13, 2006, we entered into an employment agreement with Bohn H. Crain to serve as our Chief Executive Officer.  On December 31, 2008, we and Bohn Crain, entered into a Letter Agreement for the purpose of amending Mr. Crain’s Employment Agreement. The Letter Agreement was approved by the Company’s Board of Directors.

The amendments evidenced by the Letter Agreement (1) extended Mr. Crain’s Employment Agreement through December 31, 2013 and (2) brought Mr. Crain’s Employment Agreement into compliance with the requirements of Section 409A of the Internal Revenue Code of 1986 (the “Code) by, among other things, providing for a six month delay in the payment of any amounts to be received by Mr. Crain upon a separation of service if the payment, absent such delay, would have triggered the imposition of excise taxes or other penalties under Section 409A of the Code.

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

Option Agreements

On October 20, 2005, we issued to Mr. Crain an option to purchase 2,000,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share and the balance of which are exercisable at $0.75 per share.  The options have a term of 10 years and vest in equal annual installments over the five year period commencing on the date of grant.

On January 11, 2006, we issued to Mr. Stegemoller an option to purchase 300,000 shares of our common stock, which are exercisable at $0.44 per share, the last sales price on the date of grant.  The option vests in equal annual installments over a five year period commencing on the date of grant and terminates ten years from the date of grant.

On December 11, 2007, we issued to Mr. Macomber an option to purchase 100,000 shares of our common stock, which are exercisable at $0.48 per share, the last sales price on the date of grant.  The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant

On June 24, 2008, we granted to each of Messrs. Stegemoller and Macomber an option to purchase 100,000 shares of our common stock.  Each option is exercisable at $0.18, the last sales price on the date of grant.  The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On August 7, 2009, we issued to Mr. Macomber an option to purchase 100,000 shares of our common stock, which are exercisable at $0.28 per share, the last sales price on the date of grant.  The option vests in equal annual installments over a five year period commencing on the date of grant and terminates ten years from the date of grant.

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

Directors’ Compensation

In January 2009 we began compensating Mr. Harrington $3,000 per month for his services.  Mr. Crain does not receive any additional compensation for serving our board of directors.  Other than our arrangement with Mr. Harrington, we do not have any standard arrangements regarding payment of any cash or other compensation to our current directors for their services as directors, as members of any committee of our board of directors or for any special assignments, other than to reimburse them for their cost of travel and other out-of-pocket costs incurred to attend board or committee meetings or to perform any special assignment on behalf of the Company.

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

Unless otherwise provided in option or employment agreements, if the Plan is terminated as a result of or following a “Change of Control”, all vested awards may be exercised for 30 day’s from the date of notice of the termination.  All participants will be credited with an additional six months of service for the purpose of unvested awards.  If the Plan is assumed or not terminated upon the occurrence of a “Change of Control”, all participants will be credited with an additional six months of service if, during the remaining term of such participant’s awards, any participant is terminated without cause.

As of September 28, 2009, there were outstanding options to purchase 3,370,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share, 1,000,000 of which are exercisable at $0.75 per share, 375,000 of which are exercisable at $0.44 per share, 360,000 of which are exercisable at $0.18 per share, 190,000 of which are exercisable at $0.62 per share, 175,000 of which are exercisable at $0.48 per share, 100,000 of which are exercisable at $0.20 per share, 100,000 of which are exercisable at $0.16 per share, 50,000 of which are exercisable at $0.30 per share and 20,000 of which are exercisable at $1.01 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of September 30, 2009, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below.  Unless otherwise provided, the address of each of the persons listed below is c/o Radiant Logistics, Inc., 1227 120th Avenue N.E., Bellevue, Washington 98005.

Name of Beneficial Owner	Amount(1)		Percent of Class

Bohn H. Crain	10,869,301	(2)	33.2%
Stephen P. Harrington	1,568,182	(3)	4.8%
Dan Stegemoller	218,182	(4)	*
Stephen M. Cohen	2,500,000	(6)	7.6%
Robert F. Friedman	--		--
Todd E. Macomber	40,000	(5)	*
All officers and directors as a group (6 persons)	15,195,665		46.4%

(*)   Less than one percent

(1)
The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of September 30, 2009 pursuant to the exercise of options, or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on 32,757,310 shares of common stock outstanding as of September 30, 2009.

(2)
Consists of 8,500,000 shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power, 769,301 shares directly held by Mr. Crain and 1,600,000 shares issuable upon exercise of options.   Does not include 400,000 shares issuable upon exercise of options which are subject to vesting.

(3)	Consists of shares held by SPH Investments, Inc. over which Mr. Harrington has sole voting and dispositive power.

(4)	Includes 200,000 shares issuable upon exercise of options. Does not include 200,000 shares issuable upon exercise of options which are subject to vesting.

(5)	Includes 40,000 shares issuable upon exercise of options. Does not include 260,000 shares issuable upon exercise of options which are subject to vesting.

(6)	Consists of shares held of record by Mr. Cohen’s wife over which he shares voting and dispositive power.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	3,370,000	$0.520	1,630,000
Total	3,370,000	$0.520	1,630,000

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

Transactions

On June 28, 2006, we joined Radiant Capital Partners, LLC (“Radiant Capital”), an affiliate of Bohn H. Crain to form Radiant Logistics Partners, LLC (“RLP”).  Radiant Capital and the Company contributed $12,000 and $8,000, respectively, for their respective 60% and 40% interests in RLP.  RLP has been certified as a minority business enterprise by the Northwest Minority Business Council.  As currently structured, Mr. Crain’s ownership interest entitles him to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP commenced in February of 2007 and are intended to provide certain benefits to us, including expanding the scope of services offered by us and participating in supplier diversity programs not otherwise available to us.  As the RLP operations mature, we will evaluate and approve all related service agreements between us and RLP, including the scope of the services to be provided by us to RLP and the fees payable to us by RLP, in accordance with our corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement.

For the fiscal year ended June 30, 2009, RLP recorded $362,008 in revenues including $110,335 in commission revenues earned from members of the affiliated group, and paid management service fees totaling $22,598 to members of the affiliated group and reported a profit of $44,000.  For the fiscal year ended June 30, 2008, RLP recorded $864,578 in revenues including $100,336 in commission revenues earned from members of the affiliated group, and paid management service fees totaling $54,093 to members of the affiliated group and reported a loss of $115,000.  The profits and losses of RLP are split 40% to the Company and 60% to Radiant Capital.

Director Independence

Mr. Harrington satisfies the definition of “independent” established by the NYSE-AMEX as set forth in Section 803 of the NYSE-AMEX Company Guide.  Mr. Crain does not satisfy the definition of “independent” established by the NYSE-AMEX as set forth in Section 803 of the NYSE-AMEX Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANTS FEE AND SERVICES

The following table presents fees for professional audit services performed by for the audit of our annual financial statements for the years ended June 30, 2009 and 2008 and fees billed and unbilled for other services rendered by it during those periods.

	2009	2008
Audit Fees:	$96,000	$83,000
Audit Related Fees:	5,000	2,000
Tax Fees:	43,200	8,500
All Other Fees:	-	-
Total:	$144,200	$93,500

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

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal years ended June 30, 2009 and June 30, 2008, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

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

10.2	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006).

10.3
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2007).

10.4
Asset Purchase Agreement dated May 21, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.5
Management Services Agreement dated May 21, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.6
Lease Agreement for Bellevue, WA office space dated April 11, 2007 by and between Radiant Logistics, Inc. and Pine Forest Properties, Inc. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on October 1, 2007)

10.7
Amendment to Asset Purchase Agreement dated as of November 1, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.8
Amendment No. 1 to Loan Agreement dated as of February 12, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2008)

10.9
Amendment No. 2 to Loan Agreement dated as of June 28, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (filed herewith)

10.10
Third Amendment to Loan Documents dated as of September 2, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc. and Bank of America, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.11
Executive Employment Agreement dated September 5, 2008 by and between Radiant Logistics, Inc. and Robert F. Friedman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.12
Letter Agreement dated December 31, 2008; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 17, 2006).

21.1	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Press Release dated October 5, 2009 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: October 5, 2009	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	October 5, 2009
Stephen P. Harrington

/s/ Bohn H. Crain	Chairman and	October 5, 2009
Bohn H. Crain	Chief Executive Officer

/s/ Todd E. Macomber	Chief Accounting Officer	October 5, 2009
Todd E. Macomber

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2009 and 2008	F-3

Consolidated Statements of Income (Operations) for the years ended June 30, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2009 and 2008	F-5

Consolidated Statements of Cash flows for the years ended June 30, 2009 and 2008	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
Radiant Logistics, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. ("the Company") as of June 30, 2009 and 2008, and the related statements of income (operations), stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ PETERSON SULLIVAN LLP

October 5, 2009

RADIANT LOGISTICS, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2009	2008
ASSETS
Current assets -
Cash and cash equivalents	$890,572	$392,223
Accounts receivable, net of allowance
June 30, 2009 - $754,578; June, 30 2008 - $513,479	17,275,387	14,404,002
Current portion of employee loan receivable and other receivables	613,288	68,367
Income tax deposit	535,074	-
Prepaid expenses and other current assets	305,643	425,657
Deferred tax asset	427,713	292,088
Total current assets	20,047,677	15,582,337

Furniture and equipment, net	760,507	717,542

Acquired intangibles, net	3,179,043	1,242,413
Goodwill	337,000	7,824,654
Employee loan receivable, net of current portion	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	359,606	156,280
Total long term assets	3,955,649	9,303,347
Total assets	$24,763,833	$25,603,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities -
Notes payable – current portion of long term debt	$-	$113,306
Accounts payable and accrued transportation costs	13,249,628	9,914,831
Commissions payable	1,323,004	1,136,859
Other accrued costs	472,202	221,808
Income taxes payable	-	498,142
Due to former Adcom shareholder	2,153,721	-
Total current liabilities	17,198,555	11,884,946

Long term debt	7,869,110	4,272,032
Deferred tax liability	352,387	422,419
Total long term liabilities	8,221,497	4,694,451
Total liabilities	25,420,052	16,579,397

Minority interest	1,907	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. Issuedand outstanding: June 30, 2009 – 34,106,960; June 30, 2008 –34,660,293	16,157	16,116
Additional paid-in capital	7,889,458	7,703,658
Treasury stock, at cost, 595,000 and zero shares, respectively	(138,250)	-
Retained earnings (deficit)	(8,425,491)	1,304,055
Total stockholders’ equity (deficit)	(658,126)	9,023,829
Total liabilities and stockholders’ equity (deficit)	$24,763,833	$25,603,226

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Income (Operations)

	YEAR ENDED	YEAR ENDED
	JUNE 30,	JUNE 30,
	2009	2008

Revenues	$136,996,319	$100,201,795
Cost of transportation	91,427,781	64,373,545
Net revenues	45,568,538	35,828.250

Agent commissions	30,565,136	25,210,068
Personnel costs	6,920,914	5,303,612
Selling, general and administrative expenses	4,286,572	3,801,085
Depreciation and amortization	1,743,159	963,913
Restructuring charges	220,000	-
Goodwill impairment	11,403,342	-
Total operating expenses	55,139,123	35,278,678

Income (loss) from operations	(9,570,585)	549,572

Other income (expense):
Interest income	13,540	4,115
Interest expense	(216,893)	(121,399)
Other – non-recurring	-	1,918,416
Gain on early extinguishment of debt	190,000	-
Other	(75,005)	(98,782)
Total other income (expense)	(88,358)	1,702,350

Income (loss) before income tax expense	(9,658,943)	2,251,922

Income tax expense	(43,912)	(907,748)

Income (loss) before minority interest	(9,702,855)	1,344,174

Minority interest	(26,691)	68,731

Net income (loss)	$(9,729,546)	$1,412,905

Net income (loss) per common share – basic and diluted	$(0.28)	$0.04

Weighted average shares outstanding:
Basic shares	34,678,755	34,126,972
Diluted shares	34,678,755	34,358,746

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	RETAINED EARNINGS (DEFICIT)	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance at June 30, 2007	33,961,639	$15,417	$7,137,774	$-	$(108,850)	$7,044,341

Issuance of common stock to former Airgroup shareholders per earn-out agreement	356,724	357	213,677	-	-	214,034
Issuance of common stock for investor relations	208,333	208	71,042	-	-	71,250
Issuance of common stock for finders fees	133,597	134	77,103	-	-	77,237
Share-based compensation	-	-	204,062	-	-	204,062
Net income for the year ended June 30, 2008	-	-	-	-	1,412,905	1,412,905

Balance at June 30, 2008	34,660,293	16,116	7,703,658	-	1,304,055	9,023,829

Issuance of common stock for investor relations	41,667	41	12,041	-	-	12,082
Repurchase of common stock	(595,000)	-		(138,250)	-	(138,250)
Share-based compensation	-	-	173,759	-	-	173,759
Net loss for the year ended June 30, 2009	-	-	-	-	(9,729,546)	(9,729,546)

Balance at June 30, 2009	34,106,960	$16,157	$7,889,458	$(138,250)	$(8,425,491)	$(658,126)

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30, 2009	YEAR ENDED JUNE 30, 2008
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income (loss)	$(9,729,546)	$1,412,905

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	173,759	204,062
non-cash issuance of common stock (services)	12,082	148,487
amortization of intangibles	1,263,370	547,360
deferred income tax benefit	(1,421,657)	(243,536)
depreciation and leasehold amortization	479,789	396,557
goodwill impairment	11,403,342	-
gain on early extinguishment of debt	(190,000)	-
minority interest in income (loss) of subsidiaries	26,691	(68,731)
provision for (recovery of) doubtful accounts	(90,766)	253,519
income tax indemnity	-	(486,694)
change in estimated accrued transportation costs	-	(1,431,452)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	7,669,229	405,389
employee loan receivable and other receivables	(113,884)	39,433
income tax deposit	(450,046)	-
prepaid expenses and other current assets	178,704	(366,329)
deposits and other assets	97,186	47,923
accounts payable and accrued transportation costs	(5,210,752)	(2,127,035)
commissions payable	186,145	436,839
other accrued costs	(16,368)	(122,497)
income taxes payable	(498,142)	273,446
Net cash provided by (used for)
operating activities	3,769,136	(680,354)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of Automotive Services Group (see Note 4), including indemnified costs paid	-	(1,461,266)
Acquisition of Adcom Express, Inc. (see Note 5), net of acquired cash, including an additional $62,246 of costs incurred post-closing	(5,493,799)	-
Purchase of furniture and equipment	(230,892)	(245,015)
Issuance of notes receivable	-	(25,000)
Payments to former shareholders of Airgroup	(889,915)	(500,000)
Payments made to former Adcom shareholder	(115,009)	-
Net cash used for investing activities	(6,729,615)	(2,231,281)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Dividends to minority interest	-	(13,535)
Proceeds from credit facility, net of credit fees	3,597,078	2,597,818
Repurchase of common stock	(138,250)	-
Net cash provided by financing activities	3,458,828	2,584,283

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	498,349	(327,352)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	392,223	719,575

CASH AND CASH EQUIVALENTS, END OF YEAR	$890,572	$392,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,369,845	$872,786
Interest paid	$216,893	$121,399

The accompanying notes form an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

In November 2007, the Company reclassified $438,734 from long-term other assets to goodwill related to prior year costs incurred on the Automotive Services Group acquisition.

In February 2008, the Company issued 356,724 shares of common stock at a fair value of $.60 per share in full satisfaction of the $214,034 earn-out payment for the year ending June 30, 2007.

In June 2008, and based on the operating income for year ended June 30, 2008, $416,596 was recorded as an accrued payable and increase to goodwill, for the second annual earn-out for the former Airgroup shareholders for the Company’s acquisition of Airgroup.

In November 2008, the Company finalized its purchase price allocation for the Automotive Services Group resulting in a decrease of net assets acquired by $62,694 due to unutilized transaction costs. The effect of this transaction was a decrease to goodwill and a decrease to accounts payable.

In November 2008, the Company recorded $633,333 as an accrued payable and an increase to goodwill for the final annual earn-out payment due to the former Airgroup shareholders for the Company’s acquisition of Airgroup.

In December 2008, the Company completed its quarterly analysis of allowance for doubtful accounts. Included in the analysis of doubtful accounts was $205,462 relating to receivables acquired in the Adcom transaction. Pursuant to the purchase agreement, the $205,462 was offset against amounts otherwise due to the former sole shareholder of Adcom.

In December 2008, the Company paid $333,276 to the former Airgroup shareholders for the earn-out payment recorded on the books for the year ending June 30, 2008. The earn-out payment was recorded at June 30, 2008 in the amount of $416,596, and payable in shares of the Company common stock. The payment was discounted by $83,320 as the former Airgroup shareholders agreed to receive cash rather than Company shares. The effect of this reduction in the earn-out was a decrease to goodwill and to the amount owed to the former Airgroup shareholders.

In June 2009, and based on the operating income for year ended June 30, 2009, $337,000 was recorded as due to former Adcom shareholder and an increase to goodwill for the first annual earn-out from the Company’s acquisition of Adcom.

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed two material acquisitions over the past twenty four months.  In November 2007, the Company acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”).  Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities.

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. in order to better position its centralized back-office operations to service both the Airgroup and Adcom network brands.

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

Basis of Presentation

The consolidated financial statements also include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC (RLP), which is 40% owned by Radiant Global Logistics (f/k/a Airgroup Corporation), a wholly-owned subsidiary of the Company, and whose accounts are included in the consolidated financial statements.   All significant intercompany balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, accounting for the issuance of shares and share based compensation, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

b)           Fair Value Measurements

Effective July 1, 2008, the Company implemented  the provisions of Financial Accounting Standards Board ("FASB") Statement No. 157 ("SFAS 157"), "Fair Value Measurements", for its financial assets and liabilities which are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities which are remeasured and reported at fair value at least annually.  In accordance with the provisions of FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157", the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities which are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until July 1, 2009.  The adoption of SFAS 157 with respect to financial assets and liabilities which are remeasured and reported at fair value at each reporting period and with respect to nonfinancial assets and liabilities which are remeasured and reported at fair value at least annually did not have an impact on the Company’s consolidated financial statements. The Company does not expect the adoption of SFAS 157 with respect to non-financial assets and liabilities which are recognized and disclosed at fair value on a nonrecurring basis will have a material impact on its consolidated financial position.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

c)           Fair Value of Financial Instruments

The fair values of the Company’s receivables, income tax deposit, accounts payable and accrued transportation costs, commissions payable, other accrued costs and amounts due to former Adcom shareholder approximate the carrying values dues to the relatively short maturities of these instruments.  The fair value of the Company’s long-term debt, if recalculated based on current interest rates, would not differ significantly from the recorded amount.

d)           Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations.

e)           Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

f)           Accounts Receivable

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

g)           Furniture & Equipment

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

h)           Goodwill

The Company performs an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company typically performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.  As of April 1, 2009 no goodwill existed due to the previously recorded impairment described below.

During the second quarter of fiscal 2009, the Company concluded indicators of potential impairment were present due to the sustained decline in the Company’s share price resulting in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As the Company has significantly grown the business since its initial acquisition of Airgroup, it has also grown its customer relationship intangibles as the Company added additional stations. Through its impairment testing and review, the Company concluded its discounted cash flow analysis supports a valuation of its identifiable intangible assets well in excess of their carrying value. Factoring this with management’s assessment of the fair value of other assets and liabilities resulted in no residual implied fair value remaining to be allocated to goodwill. As a result, for the quarter ending December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $11.4 million, which was the full carrying value of goodwill as of that date. The Company does not expect this non-cash charge to have any impact on the Company’s compliance with the financial covenants in its credit agreement.

The table below reflects changes in goodwill for the years ending June 30:

	2009	2008

Goodwill – beginning of year	$7,824,654	$5,532,223
Airgroup earn-out and adjustment (see Note 12)	550,013	416,596
Automotive Services Group acquisition and adjustments (see Note 4)	(62,694)	1,875,835
Adcom acquisition (see Note 5)	3,091,369	-
Adcom earn-out (see Note 12)	337,000	-
Impairment charge	(11,403,342)	-

Goodwill – end of year	$337,000	$7,824,654

i)           Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4, 5 and 6.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2009.

j)           Commitments

The Company has operating lease commitments for office space, warehouse space and equipment rentals under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2010 through 2012, respectively, are $474,801, $242,123 and $13,674.  Lease and rent expense for the years ended June 30, 2009 and June 30, 2008 approximated $713,467 and $665,003, respectively.

k)           Income Taxes

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

l)           Revenue Recognition and Purchased Transportation Costs

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

m)           Share Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards which will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

For the year ended June 30, 2009, the Company recorded share based compensation expense of $173,759, which, net of income taxes, resulted in a $107,731 increase of net loss.  For the year ended June 30, 2008, the Company recorded share based compensation expense of $204,062, which, net of income taxes, resulted in a $126,518 net reduction of net income.

n)           Basic and Diluted Income Per Share

Basic income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. For the year ended June 30, 2009, options to purchase 3,370,000 shares of common stock were excluded from the computation of diluted weighted average shares outstanding as they are anti-dilutive due to the Company’s net loss for the year.  For the year ended June 30, 2008, the weighted average outstanding number of potentially dilutive common shares totaled 34,358,746 shares of common stock, including options to purchase 3,410,000 shares of common stock at June 30, 2008, of which 2,985,000 were excluded as their effect would have been antidilutive.  The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Year ended June 30, 2009	Year ended June 30, 2008
Weighted average basic shares outstanding	34,678,755	34,126,972
Options	-	231,774
Weighted average dilutive shares outstanding	34,678,755	34,358,746

o)           Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

p)           Subsequent Events

On or about September 30, 2009, the Company received written notice of a claim by Ryder Truck Rental, Inc. in the amount of approximately $500,000 alleging breach of an alleged guaranty agreement executed by Adcom.  The Company is investigating this claim and has commenced the process of seeking indemnification from Robert Friedman, the prior shareholder of Adcom, in accordance with the Stock Purchase Agreement related to the Adcom acquisition.  The Company has also asserted its rights under the Stock Purchase Agreement to set off payment of the 2009 Tier 1 Earn-out Payment and other payments under the Stock Purchase Agreement as a result of this claim. The Company has considered subsequent events through October 5, 2009.

q)           Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2009.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement No. 157 ("SFAS 157"), "Fair Value Measurements" for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 standardizes the definition and approaches for fair value measurements of financial instruments for those standards which already permit or require the use of fair value. It does not require any new fair value measurements. SFAS 157 defines a hierarchy for valuation techniques and also requires additional disclosures. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements. FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 only as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008. In accordance with FSP FAS 157-2, the Company has not applied SFAS 157 to its nonfinancial assets and liabilities, mainly intangible assets and property and equipment. On July 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial statements.

In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115". SFAS 159 provides companies the option to measure many financial instruments and certain other items at fair value. This provides companies the opportunity to mitigate volatility in earnings caused by measuring instruments differently without complex hedge accounting provisions. SFAS 159 was effective for the Company beginning July 1, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations". The objective of SFAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R requires all business combinations be accounted for by applying the acquisition method (previously referred to as the purchase method), and most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in business combinations to be recorded at "full fair value." SFAS 141R also broadens the definition of a business and changes the treatment of direct acquisition-related costs from being included in the purchase price to instead being generally expensed if they are not costs associated with issuing debt or equity securities. SFAS 141R is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51". The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 specifies noncontrolling interests (referred to as minority interests prior to SFAS 160) be reported as a separate component of equity, not as a liability or other item outside of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is currently assessing the potential impact that adoption of SFAS No. 160 may have on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133". The objective of SFAS 161 is to improve the transparency of financial reporting by requiring additional disclosures about an entity's derivative and hedging activities. This Statement is effective for the Company beginning July 1, 2009, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will apply this Statement prospectively to any derivative and hedging activities entered into on or after the effective date.

In May 2008, the FASB issued Statement No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". The objective of SFAS 162 is to identify the sources of GAAP and provide a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. This Statement was effective November 15, 2008. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue No. 07-5 ("EITF 07-5"), "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock."  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, "Accounting For Derivative Instruments and Hedging Activities" and/or EITF 00-19, "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. " EITF 07-05 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact the adoption of EITF 07-5 may have on the Company’s financial statements.

In October 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". This FSP clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP was effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of this FSP did not have a material effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments", which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009.  The Company will provide this disclosure commencing with the three month period ending September 30, 2009.

In May 2009, the FASB issued SFAS No. 165 ("SFAS 165"), "Subsequent Events", to establish general standards of accounting for and disclosure of events which occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS 165 requires an entity to reflect in their financial statements the effects of subsequent events which provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events which provide evidence about conditions that arose after the balance sheet date should be disclosed. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for such date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 166 ("SFAS 166"), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140", which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS 166, among other items, amends various provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125",” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46 (revised 2003) ("FIN 46R") "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51" to variable interest entities which are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosures. SFAS 166 is effective for the Company beginning July 1, 2010. SFAS 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167 ("SFAS 167"), "Amendments to FASB Interpretation No. 46R". SFAS 167 amends certain requirements of FIN 46R to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for the Company in the fiscal year beginning July 1, 2010. SFAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162". SFAS 168 replaces SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission ("SEC") issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with the Company’s quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements will use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 4 – ACQUISITION OF AUTOMOTIVE SERVICES GROUP

In May 2007, the Company launched a new logistics service offering focused on the automotive industry through its wholly owned subsidiary, Radiant Logistics Global Services, Inc. (“RLGS”).  The Company entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation (“Mass”) to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. (the “Purchased Assets”).  This transaction was accounted for as the acquisition of a business, and the original agreement provided for a purchase price of up to $2.75 million.

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

The Company finalized its purchase price allocation in November 2008 resulting in a decrease of net assets acquired by approximately $63,000 due to unutilized transaction costs. The total purchase price was $1.84 million. The purchase price of the acquired assets was comprised of the $1.56 million purchase price less $25,000 for the early payment of the note, and an additional $302,306 in acquisition expenses. Given the nature of the transaction and the disruption to the business caused by the garnishment proceedings, there was no covenant not to compete arrangements, continuing customer contracts or similar amortizable intangibles associated with this transaction. The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets at November 1, 2007. No liabilities were assumed in connection with the transaction:

Furniture & equipment	$24,165
Goodwill	1,813,141

Total assets acquired	1,837,306
Total liabilities acquired	-

Net assets acquired	$1,837,306

The results of operations related to these assets are included in the Company’s statement of income from the date of acquisition in November 2007.  All of the goodwill is expected to be deductible for income tax purposes.

NOTE 5 – ACQUISITION OF ADCOM EXPRESS, INC.

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the “Agreement”) pursuant to which it acquired 100% of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide (“Adcom”), a privately-held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom. The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four “Tier-1 Earn-Out Payments” of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an “Integration Payment” of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Agreement), which includes a sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

The acquisition was accounted for as a purchase and accordingly, the results of operations and cash flows of Adcom have been included in the Company’s condensed consolidated financial statements prospectively from the date of acquisition. At September 1, 2008, the total purchase price consisted of an initial payment of $4,750,000, an additional $136,796 in acquisition expenses and net of an offset of $110,000 for certain liabilities assumed in connection with the transaction. As part of the acquisition the Company recorded $220,000 in restructuring charges which are anticipated to be paid over the course of a year. As of June 30, 2009 the Company has incurred $162,584 in restructuring costs and the Company has a residual restructuring liability of $57,416. Also included in the acquisition is $1,250,000 in future integration payments (included in current liabilities) and $394,408 in working capital and other adjustments. In the second fiscal quarter ended December 31, 2008, the Company incurred an additional $35,437 of integration costs. The total purchase price does not include any amount for the Tier-1 or Tier -2 Earn-out payments as these amounts are contingent upon future financial thresholds being achieved for Adcom (see Note 12). The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets at August 31, 2008:

Current assets	$11,980,440
Furniture & equipment	291,862
Notes receivable	343,602
Intangibles	3,200,000
Goodwill	3,091,368
Other assets	325,296

Total assets acquired	19,232,568

Current liabilities assumed	11,559,927
Long-term deferred tax liability	1,216,000

Total liabilities acquired	12,775,927

Net assets acquired	$6,456,641

None of the goodwill is expected to be deductible for income tax purposes.

The following information is based on estimated results for the years ending June 30, 2009 and 2008 as if the acquisition of the Adcom assets had occurred as of the beginning of fiscal year 2008 (in thousands, except earnings per share):

	Fiscal Year Ended	Fiscal Year Ended
UNAUDITED	2009	2008
Total revenue	$153,835	$161,950

Net income (loss)	$(9,801)	$295

Income (loss) per share:
Basic	$(.28)	$.01
Diluted	$(.28)	$.01

NOTE 6 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup, Automotive Services group and Adcom:

	Year ended June 30, 2009		Year ended June 30, 2008
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$2,679,547	$2,652,000	$1,454,587
Covenants not to compete	190,000	83,410	90,000	45,000
Total	$5,942,000	$2,762,957	$2,742,000	$1,499,587

Aggregate amortization expense:
For twelve months ended June 30, 2009		$1,263,370
For twelve months ended June 30, 2008		$547,360

Aggregate amortization expense for the years ended June 30:
2010		1,159,286
2011		827,762
2012		769,772
2013		374,344
2014		47,879
Total		$3,179,043

For the year ended June 30, 2009, the Company recorded an expense of $1,263,370 from amortization of intangibles and an income tax benefit of $456,199 from amortization of the long term deferred tax liability; arising from the acquisitions of Airgroup and Adcom.  For the year ended June 30, 2008, the Company recorded an expense of $547,360 from amortization of intangibles and an income tax benefit of $186,104 from amortization of the long term deferred tax liability; both arising from the acquisition of Airgroup.  The Company expects the net reduction in income from the combination of amortization of intangibles and long term deferred tax liability will be $738,082 in 2010, $519,700 in 2011, $477,259 in 2012, $232,093 in 2013, and $29,688 in 2014.

NOTE 7 – VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered “variable interest entities”.  RLP is 40% owned by Radiant Global Logistics (RGL), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 8).  RLP commenced operations in February 2007.   Minority interest recorded on the income statement for the year ended June 30, 2009 was an expense of $26,691 and for the year ended June 30, 2008 was a benefit was $68,731.

The following table summarizes the balance sheets of RLP as of June 30:

	2009	2008
ASSETS
Accounts receivable – Radiant Logistics	$6,656	$-
Prepaid expenses and other current assets	2,165	1,261
Furniture & fixtures, net	-	1,826
Total assets	$8,821	$3,087

LIABILITIES AND PARTNERS' CAPITAL
Checks issued in excess of bank balance	$212	$-
Accounts payable – Radiant Logistics	-	7,653
Other accrued costs	5,431	12,412
Total liabilities	5,643	20,065

Partners' capital	3,178	(16,978)
Total liabilities and partners' capital	$8,821	$3,087

NOTE 8 – RELATED PARTY

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC (RCP), a company for which the Chief Executive Officer of the Company is the lone member.  RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives.  As currently structured, RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP.  The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company.  RGL currently provides administrative services necessary to operate RLP while RLP continues to develop.  As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law.  This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders.  RLP is consolidated in the financial statements of the Company (see Note 7).

NOTE 9 – FURNITURE AND EQUIPMENT

	June 30,	June 30,
	2009	2008
Vehicles	$33,788	$3,500
Communication equipment	1,353	1,353
Office equipment	309,156	261,633
Furniture and fixtures	66,036	47,191
Computer equipment	554,337	290,135
Computer software	884,384	738,566
Leasehold improvements	44,002	30,526
	1,893,056	1,372,904
Less: Accumulated depreciation and amortization	(1,132,549)	(655,362)
Furniture and equipment – net	$760,507	$717,542

Depreciation and amortization expense related to furniture and equipment was $479,789 and $396,557 for the years ended June 30, 2009 and 2008, respectively.

NOTE 10 - LONG TERM DEBT

In September 2008, the Company’s $10.0 million revolving credit facility, including a $500k sublimit to support letters of credit, (the Facility) was increased to $15.0 million with a maturity date of February 1, 2011. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., Radiant Global Logistics, Inc., (f/k/a Airgroup Corporation), Radiant Logistics Global Services Inc. (“RLGS”), Radiant Logistics Partners, LLC (“RLP”), and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by Radiant Global Logistics, Inc., and 60% by an affiliate of the Chief Executive Officer of the Company, Radiant Capital Partners. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At June 30, 2009, the Company was in compliance with all of its covenants.

As of June 30, 2009, the Company had $6,435,211 in advances under the Facility and $1,433,899 in outstanding checks, which had not yet been presented to the bank for payment.  The outstanding checks have been reclassified from cash as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total long term debt of $7,869,110.

As of June 30, 2008, the Company had $2,714,026 in advances under the Facility and $1,558,006 in outstanding checks, which had not yet been presented to the bank for payment.  The outstanding checks have been reclassified from cash as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total long term debt of $4,272,032.

At June 30, 2009, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $2,881,214 available for borrowing under the Facility based on advances outstanding.

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

	June 30,	June 30,
	2009	2008
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$286,740	$174,583
Accruals	140,973	(17,928)
Stock based compensation	-	135,433
Total current deferred tax assets	$427,713	$292,088
Long-term deferred tax assets (liabilities):
Stock-based compensation	$217,394	$-
Goodwill deductible for tax purposes	612,439	-
Intangibles not deductible for tax purposes	(1,182,220)	(422,419)
Net long-term deferred tax liability	$(352,387)	$(422,419)

The acquisitions of Airgroup and Adcom resulted in $2,148,280 of long term deferred tax liability resulting from certain amortizable intangibles identified during the Company’s purchase price allocation which are not deductible for tax purposes.  The long term deferred tax liability will be reduced as the non-deductible amortization of the intangibles is recognized.  See Note 6.

Income tax expense attributable to operations is as follows.

	Year ended June 30,	Year ended June 30,
	2009	2008
Current:
Federal	$1,311,299	$1,146,069
State	154,270	5,215

Deferred:
Federal	(1,272,009)	(243,536)
State	(149,648)	-

Net income tax expense	$43,912	$907,748

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Year ended June 30,	Year ended June 30,
	2009	2008
Tax (benefit) expense at statutory rate	$(3,293,116)	$789,022
Permanent differences	3,260,668	113,511
State income taxes	76,360	5,215

Net income tax expense	$43,912	$907,748

Tax year that remain subject to examination by federal and state authorities are the years ended June 30, 2006 through June 30, 2009.

NOTE 12 – CONTINGENCIES

The Company’s agreements with respect to the acquisitions of Airgroup and Adcom contain future contingent consideration provisions which provide for the selling shareholders to receive additional consideration if minimum pre-tax income levels are made in future periods. Contingent consideration is accounted for as additional goodwill when earned.

Airgroup Purchase Contingencies

Effective January 1, 2006, the Company acquired all of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of:  (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $0.3 million of which was paid on June 30, 2008 and $0.3 million was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the “Tier-2 Earn-Out”). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15.0 million generated during the five-year earn-out period up to a maximum of $1.5 million.  With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.  For the year ending June 30, 2008, the former shareholders of Airgroup earned $416,596 in base earn-out payments.  In October 2008, the former shareholders of Airgroup agreed to a 20% discount on this amount to receive the full amount in cash, resulting in a reduction in the payout of $83,320

In November 2008, we amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company. In consideration for the certainty of the earn-out payment, the former Airgroup shareholders agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, that may have accumulated prior to June 30, 2009; (ii) to waive and release us from any and all further obligation to account for and pay the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ending June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March of 2009, Airgroup shareholders agreed to receive $443,333 in cash on an accelerated basis rather than the $633,333 in Company shares due in October of 2009, resulting in a gain on early extinguishment of debt of $190,000.

During the quarter ended December 31, 2007, the Company adjusted the estimate of accrued transportation costs assumed in the acquisition of Airgroup which resulted in the recognition of approximately $1.4 million in non-recurring other income.  Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified the Company for taxes of $486,694 associated the income recognized in connection with this change in estimate which has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

Adcom Purchase Contingencies

Effective September 1, 2008, the Company acquired all of the outstanding stock of Adcom Express (See Note 5).  For the year ended June 30, 2009 the former Adcom shareholder earned approximately $337,000 as part of the Tier 1 Earn-Out arrangement.  This amount is included in Due to former Adcom shareholder and is payable on October 1, 2009.

A dispute has arisen between the Company and Robert Friedman, the former shareholder of Adcom regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom. Mr. Friedman has filed an arbitration claim against the Company. See “Part II Item 1 – Legal Proceedings” below for a more complete description. The Company has fully accrued for all amounts potentially due Mr. Friedman in connection with the stock purchase agreement, but believes these amounts could be reduced by more than $630,000 pending the resolution of the disputed amounts in the Company’s favor. Due to the initial stage of the proceedings, management is not able to provide any definitive guidance on the likely outcome of this matter. Assuming minimum targeted earnings levels are achieved, the following table summarizes the Company’s contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year(1):	2011	2012	2013
Earn-out period:	7/1/2009 – 6/30/2010	7/1/2010–6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350	$350
Equity	350	350	350
Total potential earn-out payments	$700	$700	$700

Total gross margin targets	$4,320	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end.

Finders Fee Arrangements

In fiscal year 2007, the Company entered into finder’s fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and are conditioned payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months.  Payment of the finder’s fee may be paid in cash, Company shares, or a combination of cash and shares.  For the year ended June 30, 2009, the Company paid $30,000 in satisfaction of finder’s fee obligations.  For the year ended June 30, 2008, the Company paid $77,235 and issued 133,597 shares of stock valued at $.58 per share in satisfaction of the finder’s fee obligations.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2009 and 2008, none of the shares were issued or outstanding.

Common Stock

In February 2008, the Company issued 356,724 shares of common stock, at a market value of $.60 a share, in satisfaction of the $214,000 earn-out obligation due to former Airgroup shareholders for the earn-out period ending June 30, 2007.

In May 2008, the Company issued 250,000 shares of common stock in to a financial advisor who provided investor relations and financial advisory services to the Company.  Shares issued were for services provided February through July 2008, and as such, the value of 41,667 and 208,333 shares has been recorded during the years ended June 30, 2009 and 2008, respectively.

In June 2008, the Company issued 133,597 shares of common stock, at a market value of $.58, in satisfaction of half of the finders fees associated with bringing on new stations.  The remaining obligation was paid in cash.

In May 2009, the Company was authorized by the board of directors to repurchase up to 5,000,000 shares of the Company’s common stock through 2010.  As of June 30, 2009 the Company had repurchased as treasury shares 595,000 shares at a cost of $138,250.

 Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010. During the year ended June 30, 2009, the Company purchased 595,000 shares of its common stock under this repurchase program at a cost of $138,250.  Subsequent to year end, the Company purchased an additional 1,349,650 shares of its common stock under this repurchase program at a cost of $390,636.

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

Under the 2005 Plan, stock options were granted to employees up to 10 years at and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. Under the 2005 Plan, during the year ended June 30, 2009, 250,000 stock options were granted to employees at a weighted average exercise price of $.204 per share. During the year ended June 30, 2008, 650,000 stock options were granted to employees at a weighted average exercise price of $.274 per share. The Company recorded a compensation expense of $173,759 for the year ended June 30, 2009, and $204,062 for the year ended June 30, 2008.

The following table reflects activity under the plan for years ended June 30, 2009 and 2008.

	Year ended June 30, 2009		Year ended June 30, 2008
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,410,000	$0.539	3,150,000	$0.605
Granted	250,000	0.204	650,000	0.274
Forfeited	(290,000)	0.472	(390,000)	0.628
Outstanding at end of year	3,370,000	$0.520	3,410,000	$0.539
Exercisable at end of year	1,616,000	$0.578	1,027,000	$0.596
Non-vested at end of year	1,754,000	$0.467	2,383,000	$0.514

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30, 2009	Year ended June 30, 2008
Risk-Free Interest Rates	1.29% - 2.67%	0.95% - 3.49%
Expected Term	5 – 6.5yrs	5 yrs
Expected Volatility	63.9% - 64.7%	66.2% - 68.7%
Expected Dividend Yields	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

As of June 30, 2009, the Company had approximately $375,000 of total unrecognized stock compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.21 years.  The following table summarizes the Company’s unvested stock options and changes for the years ended June 30, 2009 and 2008.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2007	2,665,000	$0.395
Granted during the year ended June 30, 2008	650,000	0.158
Less options vested during the year ended June 30, 2008	(542,000)	(0.374)
Less options forfeited during the year ended June 30, 2008	(390,000)	(0.498)
Outstanding at June 30, 2008	2,383,000	$0.319
Granted during the year ended June 30, 2009	250,000	0.120
Less options vested during the year ended June 30, 2009	(624,000)	(0.331)
Less options forfeited during the year ended June 30, 2009	(255,000)	(0.333)
Outstanding at June 30, 2009	1,754,000	$0.284

The following table summarizes outstanding and exercisable options by price range as of June 30, 2009:

					Exercisable Options
Exercise Prices	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2009	Number Exercisable	Weighted Average Exercise Price
$0.00 - $0.19	460,000	9.18	$0.176	$57,200	72,000	$0.180
$0.20 - $0.39	150,000	9.52	0.233	10,000	-	-
$0.40 - $0.59	1,550,000	6.60	0.483	-	860,000	0.483
$0.60 - $0.79	1,190,000	6.57	0.729	-	676,000	0.735
$1.00 - $1.19	20,000	7.22	1.010	-	8,000	1.010
Total	3,370,000	7.08	$0.520	$67,200	1,616,000	$0.578

NOTE 15 – QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)
	Fiscal Year 2009 – Quarter Ended

	June 30	March 31	December 31	September 30

Revenue	$32,360,984	$29,718,852	$42,513,263	$32,403,220
Cost of transportation	22,212,677	18,971,855	29,023,751	21,219,498
Net revenues	10,148,307	10,746,997	13,489,512	11,183,722

Total operating expenses	9,831,607	10,475,060	24,013,215	10,819,241

Income from operations	316,700	271,937	(10,523,703)	364,481

Total other income (expense)	(155,890)	106,001	(66,844)	28,375

Income (loss) before income tax (expense) benefit	160,810	377,938	(10,590,547)	392,856

Income tax (expense) benefit	(210,793)	(63,150)	382,690	(152,659)

Income (loss) before minority interest	(49,983)	314,788	(10,207,857)	240,197

Minority interest	(7,088)	(21,750)	(7,843)	9,990

Net income (loss)	$(57,071)	$293,038	$(10,215,700)	$250,187

Net income (loss) per common share – basic and diluted	$-	$.01	$(.29)	$.01

	Fiscal Year 2008 – Quarter Ended

	June 30	March 31	December 31	September 30

Revenue	$25,770,386	$25,765,377	$23,108,798	$25,557,234
Cost of transportation	16,280,521	16,264,393	14,712,256	17,116,365
Net revenues	9,489,865	9,500,984	8,396,542	8,440,859

Total operating expenses	9,400,595	9,317,977	8,226,619	8,333,487

Income from operations	89,270	183,007	169,923	107,372

Total other income (expense)	(63,403)	(74,184)	1,884,220	(44,283)

Income before income tax (expense) benefit	25,867	108,823	2,054,143	63,089

Income tax (expense) benefit	(135,369)	(35,841)	(744,269)	7,731

Income (loss) before minority interest	(109,502)	72,982	1,309,874	70,820

Minority interest	23,089	13,696	14,334	17,612

Net income (loss)	$(86,413)	$86,678	$1,324,208	$88,432

Net income (loss) per common share – basic and diluted	$-	$-	$.04	$-

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002