Form 10-Q
period 2009-09-30
RADIANT LOGISTICS, INC
filed 2009-11-16
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 32,463,810 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 13, 2009.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$809,778	$890,572
Accounts receivable, net of allowance of $787,711 and $754,578, respectively	19,408,004	17,275,387
Current portion of employee loan receivable and other receivables	450,171	613,288
Income tax deposit	405,866	535,074
Prepaid expenses and other current assets	463,696	305,643
Deferred tax asset	418,966	427,713
Total current assets	21,956,481	20,047,677

Furniture and equipment, net	663,741	760,507

Acquired intangibles, net	2,870,719	3,179,043
Goodwill	494,291	337,000
Employee loan receivable, net of current portion	40,000	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	336,557	359,606
Total long term assets	3,781,567	3,955,649
Total assets	$26,401,789	$24,763,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued transportation costs	$14,075,519	$13,249,628
Commissions payable	1,764,717	1,323,004
Other accrued costs	542,240	472,202
Due to former Adcom shareholder	2,008,923	2,153,721
Total current liabilities	18,391,399	17,198,555

Long term debt	8,582,371	7,869,110
Deferred tax liability	283,577	352,387
Total long term liabilities	8,865,948	8,221,497
Total liabilities	27,257,347	25,420,052

Stockholders' equity (deficit):
Radiant Logistics, Inc. stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,757,310 and 34,106,960 shares issued and outstanding, respectively	16,157	16,157
Additional paid-in capital	7,943,665	7,889,458
Treasury stock, at cost, 1,944,650 and 595,000 shares, respectively	(528,886)	(138,250)
Retained deficit	(8,309,441)	(8,425,491)
Total Radiant Logistics, Inc. stockholders’ equity (deficit)	(878,505)	(658,126)
Non-controlling interest	22,947	1,907
Total stockholders’ equity (deficit)	(855,558)	(656,219)
Total liabilities and stockholders’ equity (deficit)	$26,401,789	$24,763,833

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008

Revenue	$34,028,336	$32,403,220
Cost of transportation	23,479,447	21,219,498
Net revenue	10,548,889	11,183,722

Agent commissions	7,455,206	7,553,153
Personnel costs	1,422,397	1,613,699
Selling, general and administrative expenses	1,096,273	1,117,033
Depreciation and amortization	409,781	315,356
Restructuring charges	-	220,000
Total operating expenses	10,383,657	10,819,241

Income from operations	165,232	364,481

Other income (expense):
Interest income	1,184	988
Interest expense	(56,508)	(25,697)
Other	98,309	53,084
Total other income	42,985	28,375

Income before income tax expense	208,217	392,856

Income tax expense	(71,127)	(152,659)

Net income	137,090	240,197

Less: Net (income) loss attributable to non-controlling interest	(21,040)	9,990

Net income attributable to Radiant Logistics, Inc.	$116,050	$250,187

Net income per common share – basic	$.00	$.01
Net income per common share – diluted	$.00	$.01

Weighted average shares outstanding:
Basic shares	33,367,940	34,695,166
Diluted shares	33,548,186	34,800,257

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED EARNINGS	NONCONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	INTEREST	EQUITY (DEFICIT)
Balance at June 30, 2009	34,106,960	$16,157	$7,889,458	$(138,250)	$(8,425,491)	$1,907	$(656,219)
Repurchase of common stock	(1,349,650)	-	-	(390,636)	-	-	(390,636)
Share-based compensation	-	-	54,207	-	-	-	54,207
Net income for the three months ended September 30, 2009	-	-	-	-	116,050	21,040	137,090

Balance at September 30, 2009	32,757,310	$16,157	$7,943,665	$(528,886)	$(8,309,441)	$22,947	$(855,558)

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30, 2009	THREE MONTHS ENDED SEPTEMBER 30, 2008
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$116,050	$250,187

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	54,207	47,913
non-cash issuance of common stock (services)	-	12,084
amortization of intangibles	308,324	217,015
deferred income tax expense (benefit)	(60,063)	47,940
depreciation and leasehold amortization	101,457	98,341
amortization of bank fees	-	3,414
change in non-controlling interest of subsidiaries	21,040	(9,990)
provision for doubtful accounts	105,413	95,414
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(2,165,750)	(163,920)
employee loan receivable and other receivables	174,947	(40,326)
prepaid expenses and other assets	(135,004)	152,605
accounts payable and accrued transportation costs	821,616	913,584
commissions payable	441,713	69,644
other accrued costs	(209,450)	230,424
income taxes receivable/payable	-	(413,114)
income tax deposit	129,208	(433,417)
Net cash provided by (used for) operating activities	(296,292)	1,077,888

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Adcom Express, Inc., net of acquired cash, including an additional $62,246 of costs incurred post-closing	-	(4,803,605)
Purchase of furniture and equipment	(4,690)	(50,475)
Issuance of notes receivable, net of payments made	-	(23,887)
Payments made to former Adcom shareholder	(102,437)	-
Net cash used for investing activities	(107,127)	(4,877,967)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	713,261	4,305,403
Purchases of treasury stock	(390,636)	-
Net cash provided by financing activities	322,625	4,305,403

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,794)	505,324
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	890,572	392,223

CASH AND CASH EQUIVALENTS, END OF YEAR	$809,778	$897,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,983	$951,250
Interest paid	$55,200	$24,427

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In September 2009, the Company finalized its purchase price allocation relating to the acquisition of Adcom, resulting in an increase of net assets acquired by $151,550 due to increased transaction costs and other adjustments to the fair value of the acquired assets. The effect of this transaction was an increase to goodwill of $157,291, with the offsetting changes to other balance sheet amounts as follows: a decrease to the allowance for doubtful accounts of $72,280, an increase in other receivables of $11,831, an increase in accounts payable $4,275, an increase of other accrued costs of $279,488, and a decrease in the amount due to the former Adcom shareholder of $42,361.

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the "Company") was incorporated in the State of Delaware on March 15, 2001. Currently, the Company is executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of best-of-breed non-asset based transportation and logistics providers to offer its customers domestic and international freight forwarding and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company completed the first step in its business strategy through the acquisition of Airgroup Corporation ("Airgroup") effective as of January 1, 2006. Airgroup is a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America. Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy based on the operations of Airgroup as a platform, the Company is building a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

The Company’s growth strategy will continue to focus on both organic growth and acquisitions. From an organic perspective the Company will focus on strengthening existing and expanding new customer relationships. One of the drivers of the Company’s organic growth will be retaining existing, and securing new exclusive agency locations. Since the Company’s acquisition of Airgroup in January 2006, the Company has focused its efforts on the build-out of its network of exclusive agency offices, as well as enhancing its back-office infrastructure and transportation and accounting systems.

As the Company continues to build out its network of exclusive agent locations to achieve a level of critical mass and scale, it is executing an acquisition strategy to develop additional growth opportunities. The Company’s acquisition strategy relies upon two primary factors: first, the Company’s ability to identify and acquire target businesses that fit within its general acquisition criteria; and second, the continued availability of capital and financing resources sufficient to complete these acquisitions.

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed two material acquisitions over the past twenty four months. In November 2007, the Company acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"). Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities.

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. (“RGL”) in order to better position its centralized back-office operations to service both the Airgroup and Adcom network brands.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC (RLP), which is 40% owned by Radiant Global Logistics (f/k/a Airgroup Corporation), a wholly-owned subsidiary of the Company, and whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, accounting for the issuance of shares and share based compensation, the assessment of the recoverability of long-lived assets (specifically goodwill and acquired intangibles), the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

c)           Fair Value of Financial Instruments

The fair values of the Company’s receivables, income tax deposit, accounts payable and accrued transportation costs, commissions’ payable, other accrued costs and amounts due to former Adcom shareholder approximate the carrying values dues to the relatively short maturities of these instruments. The fair value of the Company’s long-term debt, if recalculated based on current interest rates, would not differ significantly from the recorded amount.

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

i)           Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2009.

j)           Commitments

The Company has operating lease commitments for office space, warehouse space and equipment rentals under non-cancelable operating leases’ expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2010 through 2012 are $345,001, $242,123, and $13,674 respectively.

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

m)           Share-Based Compensation

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

For the three months ended September 30, 2009, the Company recorded share based compensation expense of $54,207, which, net of income taxes, resulted in a $33,608 reduction of net income. For the three months ended September 30, 2008, the Company recorded share based compensation expense of $47,913, which, net of income taxes, resulted in a $29,706 reduction of net income.

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

For the three months ended September 30, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 33,548,186 shares of common stock, including options to purchase 3,620,000 shares of common stock at September 30, 2009, of which 3,060,000 were excluded as their effect would have been antidilutive. For the three months ended September 30, 2008, the weighted average outstanding number of potentially dilutive common shares totaled 34,800,257 shares of common stock, including options to purchase 3,410,000 shares of common stock at September 30, 2008, of which 2,985,000 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30, 2009	Three months ended September 30, 2008
Weighted average basic shares outstanding	33,367,940	34,695,166
Options	180,246	105,091
Weighted average dilutive shares outstanding	33,548,186	34,800,257

o)           Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

p)           Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2009.

q)           Subsequent Events

The Company has evaluated subsequent events and any related required disclosures through November 16, 2009, which is the date this quarterly report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance now codified in FASB Accounting Standards Codification ("ASC") Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but will impact its financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures. The guidance in ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain prescribed valuation techniques. The amendments in ASU 2009-05 are effective for the Company’s fourth quarter of 2009. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4 – ACQUISITION OF ADCOM EXPRESS, INC.

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") pursuant to which it acquired 100% of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide ("Adcom"), a privately-held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom. The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four "Tier-1 Earn-Out Payments" of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an "Integration Payment" of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the Agreement), which includes a sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

The total purchase price consisted of an initial payment of $4,750,000, acquisition expenses of $288,346 and $220,000 in restructuring charges.  As of September 30, 2009 the Company has incurred $212,230 in restructuring costs and the Company has a residual restructuring liability of $7,770.  Also included in the acquisition is $1,250,000 in future integration payments and $319,845 in working capital and other adjustments.  The total net assets acquired were $6.61 million.  The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets at September 5, 2008.

Current assets	$11,948,619
Furniture & equipment	291,862
Notes receivable	343,602
Intangibles	3,200,000
Goodwill	3,248,660
Other assets	325,296

Total assets acquired	19,358,039

Current liabilities assumed	11,533,848
Long-term deferred tax liability	1,216,000

Total liabilities acquired	12,749,848

Net assets acquired	$6,608,191

None of the goodwill is expected to be deductible for income tax purposes.

The results of operations related to this acquisition are included in the Company's statement of income from the date of acquisition in September 2008.

The following information is based on actual (unaudited) results for the three months ended September 30, 2009 and pro forma (unaudited) for the three months ended September 30, 2008 as if the acquisition of the Adcom had occurred as of July 1, 2008 (in thousands, except earnings per share):

	Three months ended September 30,
	2009	2008
Total revenue	$34,028	$49,242

Net income (loss)	$116	$178

Earnings per share:
Basic	$.00	$.01
Diluted	$.00	$.01

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom:

	As of September 30, 2009		As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$2,977,248	$5,752,000	$2,679,547
Covenants not to compete	190,000	94,033	190,000	83,410
Total	$5,942,000	$3,071,281	$5,942,000	$2,762,957

Aggregate amortization expense:
For three months ended September 30, 2009		$308,324
For three months ended September 30, 2008		$217,015

Aggregate amortization expense for the year ended June 30:
2010 – For the remainder of the year		$850,962
2011		827,762
2012		769,772
2013		374,344
2014		47,879
Total		$2,870,719

NOTE 6 – VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 7). RLP commenced operations in February 2007. Non-controlling interest recorded on the income statement for the three months ended September 30, 2009 was an expense of $21,040 and for the three months ended September 30, 2008 was a benefit of $9,990.

The following table summarizes the balance sheets of RLP:

	September 30,	June 30,
	2009	2009
ASSETS
Accounts receivable – Radiant Logistics	$44,891	$6,656
Prepaid expenses and other current assets	450	2,165
Total assets	$45,341	$8,821

LIABILITIES AND PARTNERS' CAPITAL
Checks issued in excess of bank balance	$3,524	$212
Other accrued costs	3,572	5,431
Total liabilities	7,096	5,643

Partners' capital	38,245	3,178
Total liabilities and partners' capital	$45,341	$8,821

NOTE 7 – RELATED PARTY

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC ("RCP"), a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. As currently structured, RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. RGL currently provides administrative services necessary to operate RLP while RLP continues to develop. As the RLP operations mature, the Company will evaluate and approve all related service agreements between the Company and RLP, including the scope of the services to be provided by the Company to RLP and the fees payable to the Company by RLP, in accordance with the Company’s corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement or the approval of the Company’s shareholders. RLP is consolidated in the financial statements of the Company (see Note 6).

NOTE 8 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30,	June 30,
	2009	2009
Vehicles	$33,788	$33,788
Communication equipment	4,043	1,353
Office equipment	311,192	309,156
Furniture and fixtures	66,590	66,036
Computer equipment	556,799	554,337
Computer software	886,549	884,384
Leasehold improvements	44,002	44,002
	1,902,963	1,893,056
Less: Accumulated depreciation and amortization	(1,239,222)	(1,132,549)
Furniture and equipment – net	$663,741	$760,507

Depreciation and amortization expense related to furniture and equipment was $101,456 and $98,341 for the three months ended September 30, 2009 and 2008, respectively.

NOTE 9 – LONG TERM DEBT

In September 2008, the Company’s $10.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively,  the “Facility”), was increased to $15.0 million with a maturity date of February 1, 2011. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the bank’s prime rate minus 0.15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility; (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition; (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve its strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At September 30, 2009, the Company was in compliance with all of its covenants.

As of September 30, 2009, the Company had $6,472,093 advances under the Facility and $2,110,278 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank.  These amounts total long term debt of $8,582,371.

At September 30, 2009, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $3,580,623 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended September 30, 2009, the Company recognized net income tax expense of $71,127 consisting of current income tax expense of $131,190, and deferred income tax benefit of $60,063.

For the three months ended September 30, 2008, the Company recognized net income tax expense of $152,659 consisting of current income tax expense of $104,719 and deferred income tax expense of $47,940.

The Company’s consolidated effective tax rate during the three month periods ended September 30, 2009 and September 30, 2008 was 38.0%.

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2006, through June 30, 2009.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2009 and 2008, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  During the three months ended September 30, 2009, the Company purchased 1,349,650 shares of its common stock under this repurchase program at a cost of $390,636.  Subsequent to quarter end, the Company purchased an additional 293,500 shares of its common stock under this repurchase program at a cost of $82,530.

NOTE 12 – SHARE-BASED COMPENSATION

During the three months ended September 30, 2009, the Company issued employee options to purchase 250,000 stock options at $0.28 per share in August 2009. The options vest 20% per year over a five year period.  During the three months ended September 30, 2008, no stock options were granted to employees.

Share based compensation costs recognized during the three months ended September 30, 2009, includes compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of September 30, 2009.

During the three months ended September 30, 2009, the weighted average fair value per share of employee options granted in August 2009 was $0.15.  The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for the three months ended September 30, 2009:

Risk-Free Interest Rate	1.57%
Expected Term	6.5 years
Expected Volatility	64.3%
Expected Dividend Yield	0.00%
Forfeiture Rate	0.00%

During the three months ended September 30, 2009 and 2008 the Company recognized stock option compensation expense of $54,207 and $47,913, respectively.  The following table summarizes activity under the plan for the three months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2009	3,370,000	$0.520	7.08 years	$67,200
Granted	250,000	0.280	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2009	3,620,000	$0.504	7.03 years	$39,200
Exercisable at September 30, 2009	1,620,000	$0.579	6.33 years	$5,040

NOTE 13 – GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company's chief decision-maker is the Chief Executive Officer. The Company continues to operate in a single operating segment.

The Company’s geographic operations outside the United States include shipments to and from Canada, Central America, Europe, Africa, Asia and Australia. The following data presents the Company’s revenue generated from shipments to and from these locations for the United States and all other countries, which is determined based upon the geographic location of a shipment's initiation and destination points (in thousands):

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Three months ended September 30,
Revenue	$18,110	$17,752	$15,918	$14,651	$34,028	$32,403
Cost of transportation	10,889	9,959	12,590	11,260	23,479	21,219

Net revenue	$7,221	$7,793	$3,328	$3,391	$10,549	$11,184

There have been no material changes in the balances of long-lived assets during the three months ended September 30, 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) to use Airgroup as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) maintain the future operations of Adcom in a manner consistent with its past practices; (v) integrate the operations of Adcom with our existing operations, (vi) continue growing our business and maintain historical or increased gross profit margins; (vii) locate suitable acquisition opportunities; (viii) secure the financing necessary to complete any acquisition opportunities we locate; (ix) assess and respond to competitive practices in the industries in which we compete; (x) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (xi) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xii) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth in Part 1 Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. We continue to identify a number of additional companies as suitable acquisition candidates and completed our second material acquisition in September 2008, when we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"). Adcom is a Minneapolis, Minnesota based logistics company contributing an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

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

Performance Metrics

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turn-key cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.) and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value to, and resell services provided by third parties, and is considered by management to be a key performance measure. In addition, management believes that measuring its operating costs as a function of net transportation revenue provides a useful metric, as our ability to control costs as a function of net transportation revenue directly impacts operating earnings.

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

Our compliance with the financial covenants of our credit facility is particularly important given the materiality of the credit facility to our day-to-day operations and overall acquisition strategy. Our debt capacity, subject to the requisite collateral at an advance rate of 80%, is limited to a multiple of 3.00 times our consolidated EBITDA (as adjusted) as measured on a rolling four quarter basis (or a multiple of 3.25 times our consolidated EBITDA (as adjusted) at a reduced advance rate of 75.0%). If we fail to comply with the covenants in our credit facility and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

Our operating results are also subject to seasonal trends when measured on a quarterly basis. The impact of seasonality on our business will depend on numerous factors, including the markets in which we operate, holiday seasons, consumer demand and economic conditions.

Since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenue. As we increase the scale of our operations, seasonal trends in one area of our business may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance any historical seasonal patterns will continue in future periods.

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our acquisition of Adcom.  The pro forma information has been presented for three months ended September 30, 2008 as if we had acquired Adcom as of July 1, 2008.  The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of Adcom as if we had acquired Adcom as of July 1, 2008.

The pro forma financial data is not necessarily indicative of results of operations which would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

For the three months ended September 30, 2009 (actual and unaudited) and September 30, 2008 (actual and unaudited)

We generated transportation revenue of $34.0 million and $32.4 million, respectively, and net transportation revenue of $10.5 million and $11.2 million, respectively, for the three months ended September 30, 2009 and 2008, respectively.  Net income was $0.12 million for the three months ended September 30, 2009, compared to net income of $0.25 million for the three months ended September 30, 2008.

We had adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") of $0.7 million and $0.8 million for three months ended September 30, 2009 and 2008, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,		Change
	2009	2008	Amount	Percent

Net income	$116	$250	$(134)	(53.6)%
Income tax expense (benefit)	71	153	(82)	(53.6)%
Net interest expense	55	25	30	120.0%
Depreciation and amortization	410	315	95	30.2%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$652	$743	$(91)	(12.3)%

Share based compensation and other non-cash costs	70	63	7	11.1%
Adjusted EBITDA	$722	$806	$(84)	(10.4)%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2009 and 2008 (actual and unaudited):

	Three months ended September 30,		Change
	2009	2008	Amount	Percent

Transportation revenue	$34,028	$32,403	$1,625	5.0%
Cost of transportation	23,479	21,219	2,260	10.7%

Net transportation revenue	$10,549	$11,184	$(635)	(5.7)%
Net transportation margins	31.0%	34.5%

Transportation revenue was $34.0 million for the three months ended September 30, 2009, an increase of 5.0% over transportation revenue of $32.4 million for the three months ended September 30, 2008.  Domestic transportation revenue increased by 2.0% to $18.1 million for the three months ended September 30, 2009 from $17.8 million for the three months ended September 30, 2008. International transportation revenue increased by 8.6% to $15.9 million for the three months ended September 30, 2009 from $14.7 million for the comparable prior year period.  The increase in both domestic and international revenues was primarily due to an extra two months of Adcom revenues included in the current year quarter, offset by the slowing economy.

Cost of transportation increased 10.7% to $23.5 million for the three months ended September 30, 2009, compared to $21.2 million for the three months ended September 30, 2008.  Cost of transportation as a percentage of transportation revenues increased as a result of pricing pressures from competitors due to current economic conditions.

Net transportation margins decreased to 31.0% of transportation revenue for the three months ended September 30, 2009, as compared to 34.5% of transportation revenue for the three months ended September 30, 2008.  The margin regression was attributed to higher international sales, which typically yield lower margins, coupled with pricing pressures from competitors.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2009 and 2008 (actual and unaudited):

	Three months ended September 30,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$10,549	100.0%	$11,184	100.0%	$(635)	(5.7)%

Agent commissions	7,455	70.7%	7,553	67.5%	(98)	(1.3)%
Personnel costs	1,422	13.5%	1,614	14.4%	(192)	(11.9)%
Selling, general and administrative	1,097	10.4%	1,117	10.0%	(20)	(1.8)%
Depreciation and amortization	410	3.9%	315	2.8%	95	30.2%
Restructuring charges	-	0.0%	220	2.0%	(220)	(100.0)%

Total operating costs	10,384	98.4%	10,819	96.7%	(435)	(4.0)%

Income from operations	165	1.6%	365	3.3%	(200)	(54.8)%
Other income	43	0.4%	28	0.2%	15	53.6%

Income before income taxes and noncontrolling interest	208	2.0%	393	3.5%	(185)	(47.1)%
Income tax (expense) benefit	(71)	(0.7)%	(153)	(1.4)%	82	53.6%

Income before noncontrolling interest	137	1.3%	240	2.2%	(103)	(42.9)%
Noncontrolling interest	(21)	(0.2)%	10	0.1%	(31)	(310.0)%

Net income	$116	1.1%	$250	2.2%	$(134)	(53.6)%

Agent commissions were $7.5 million for the three months ended September 30, 2009 compared to $7.6 million for the three months ending September 30, 2008.  Agent commissions as a percentage of net transportation revenue were 70.7% for three months ended September 30, 2009, an increase from 67.5% for the comparable prior year period.  Agent commissions as a percentage of gross transportation revenues decreased to 21.9%, compared to 23.3% for the quarter ending September 30, 2008.  This was due principally to the reduced year over year contribution of the company-owned locations.

Personnel costs were $1.4 million for the three months ended September 30, 2009, a decrease of 11.9% from $1.6 million for the three months ended September 30, 2008.  Personnel costs as a percentage of net transportation revenue was 13.5% for three months ended September 30, 2009, a decrease from 14.4% for the comparable prior year period primarily as a result of reduced personnel costs associated with the integration of the back-office Adcom operations into the operations of RGL.

Other selling, general and administrative costs were $1.1 million for the three months ended September 30, 2009 and 2008. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.4% for three months ended September 30, 2009, from 10.0% for the comparable prior year period.

Depreciation and amortization costs were approximately $0.4 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased from 2.8% to 3.9%.  The increase of depreciation and amortization costs was a result of having a full quarter of costs being included in the current quarter compared to only one month of Adcom depreciation & amortization in the comparable prior year period.

Restructuring costs incurred in the three months ending September 30, 2008, were $0.2 million as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges were to be paid out over a one year period.  There were no similar costs for the three months ending September 30, 2009.

Income from operations was $0.2 million for the three months ended September 30, 2009, compared to income from operations of $0.4 million for the three months ended September 30, 2008.

Other income was $43,000 for the three months ended September 30, 2009, compared to other income of $28,000 for the three months ended September 30, 2008.

Net income was $0.1 million for the three months ended September 30, 2009, compared to net income of $0.3 million for the three months ended September 30, 2008.

Supplemental Pro forma Information

The following table provides a reconciliation of September 30, 2009 (actual and unaudited) and September 30, 2008 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2009	2008	Amount	Percent

Net income	$116	$178	$(62)	(34.8)%
Income tax expense (benefit)	71	109	(38)	(34.9)%
Net interest expense	55	100	(45)	(45.0)%
Depreciation and amortization	410	469	(59)	(12.6)%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$652	$856	$(204)	(23.8)%

Share based compensation and other non-cash costs	70	63	7	11.1%
Adjusted EBITDA	$722	$919	$(197)	(21.4)%

The following table summarizes September 30, 2009 (actual and unaudited) and September 30, 2008 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2009	2008	Amount	Percent

Transportation revenue	$34,028	$49,242	$(15,214)	(30.9)%
Cost of transportation	23,479	32,458	(8,979)	(27.7)%

Net transportation revenue	$10,549	$16,784	$(6,235)	(37.1)%
Net transportation margins	31.0%	34.1%

Transportation revenue was $34.0 million for the three months ended September 30, 2009, a decrease of 30.9% over transportation revenue of $49.2 million for the three months ended September 30, 2008.  The decrease was attributed to the weakness in the global economy.

Cost of transportation decreased 27.7% to $23.5 million for the three months ended September 30, 2009, compared to $32.5 million for the three months ended September 30, 2008.

Transportation margins decreased to 31.0% of transportation revenue for the three months ended September 30, 2009, as compared to 34.1% of transportation revenue for the three months ended September 30, 2008.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2009 (actual and unaudited) and September 30, 2008 (pro forma and unaudited):

	Three months ended September 30,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$10,549	100.0%	$16,784	100.0%	$(6,235)	(37.1)%

Agent commissions	7,455	70.7%	11,913	71.0%	(4,458)	(37.4)%
Personnel costs	1,422	13.5%	2,259	13.5%	(837)	(37.1)%
Selling, general and administrative	1,097	10.4%	1,484	8.8%	(387)	(26.1)%
Depreciation and amortization	410	3.9%	469	2.8%	(59)	(12.6)%
Restructuring charges	-	0.0%	220	1.3%	(220)	(100.0)%

Total operating costs	10,384	98.4%	16,345	97.4%	(5,961)	(36.5)%

Income from operations	165	1.6%	439	2.6%	(274)	(62.4)%
Other income	43	0.4%	(162)	(1.0)%	205	126.5%

Income before income taxes and noncontrolling interest	208	2.0%	277	1.7%	(69)	(24.9)%
Income tax (expense) benefit	(71)	(0.7)%	(109)	(0.6)%	(38)	(34.9)%

Income before noncontrolling interest	137	1.3%	168	1.0%	(31)	(18.5)%
Noncontrolling interest	(21)	(0.2)%	10	0.1%	(31)	(310.0)%

Net income	$116	1.1%	$178	1.1%	$(62)	(34.8)%

Agent commissions were $7.5 million for the three months ended September 30, 2009 compared to $11.9 million for the three months ending September 30, 2008.  Agent commissions as a percentage of net transportation revenue decreased to 70.7% for three months ended September 30, 2009, from 71.0% for the comparable prior year period.  This was due principally to the reduced year over year contribution of the company-owned locations.

Personnel costs were $1.4 million for the three months ended September 30, 2009, a decrease of 37.1% from $2.3 million for the three months ended September 30, 2008 primarily as a result of reduced personnel costs associated with the integration of the back-office Adcom operations into the operations of RGL.  Personnel costs as a percentage of net transportation revenue was unchanged at 13.5% for both periods.

Other selling, general and administrative costs were $1.1 million for the three months ended September 30, 2009 a decrease of 26.1% from $1.5 million for the three months ended September 30, 2008 due to integrations of the Adcom office into RLG.  As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.4% for three months ended September 30, 2009, from 8.8% for the comparable prior year period.

Depreciation and amortization costs were approximately $0.4 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased from 2.8% to 3.9% due to lower net transportation revenues for the quarter ending September 30, 2009.

Restructuring costs incurred in the three months ending September 30, 2008, were $0.2 million as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  These restructuring charges were to be paid out over a one year period.  There were no similar costs for the three months ending September 30, 2009.

Income from operations was $0.2 million for the three months ended September 30, 2009, compared to income from operations of $0.4 million for the three months ended September 30, 2008.

Other income was $43,000 for the three months ended September 30, 2009, compared to other expense of $162,000 for the three months ended September 30, 2008.

Net income was $0.1 million for the three months ended September 30, 2009, compared to net income of $0.2 million for the three months ended September 30, 2008.

Liquidity and Capital Resources

Net cash used for operating activities was $0.3 million for the three months ended September 30, 2009, compared to net cash provided by operating activities of $1.1 million for the three months ended September 30, 2008.  The change was principally driven by expansion in our accounts receivable balances as a result of growth in our International forwarding services.

Net cash used for investing was $0.1 million for the three months ended September 30, 2009, compared to net cash used of $4.9 million for the three months ended September 30, 2008.  Use of cash for the three months ended September 30, 2009, related primarily to earn-out payments made to the former Adcom shareholder. Use of cash for the three months ended September 30, 2008 consisted primarily of approximately $4.8 million spent on the acquisition of Adcom, and an additional $0.1 million spent for furniture and equipment.

Net cash provided by financing activities was $0.3 million for the three months ended September 30, 2009, compared to net cash provided by financing activities of $4.3 million for the three months ended September 30, 2008.  The cash provided by financing activities for the three months ended September 30, 2009, consisted primarily of borrowings from our credit facility of $0.7 million, offset by purchases of treasury stock of $0.4 million.  The cash provided by financing activities for the three months ended September 30, 2008, consisted primarily of borrowings from our credit facility for the acquisition of Adcom.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of: (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million, which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $0.3 million of which was paid on June 30, 2008 and $0.3 million was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year; and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the "Tier-2 Earn-Out"). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15.0 million generated during the five-year earn-out period up to a maximum of $1.5 million. With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall. Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the years ended June 30, 2009 and 2008, the former shareholders of Airgroup earned $633,000 and $417,000 in base earn-out payments, respectively.

During the quarter ended December 31, 2007, we adjusted the estimate of accrued transportation costs assumed in the acquisition of Airgroup which resulted in the recognition of approximately $1.4 million in non-recurring income.  Pursuant to the acquisition agreement, the former shareholders of Airgroup have indemnified us for taxes of $0.5 million associated with the income recognized in connection with this change in estimate, which has been reflected as a reduction of the additional base payment otherwise payable to the former shareholders of Airgroup.

In November 2008, we amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009, to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company. In consideration for the certainty of the earn-out payment, the former Airgroup shareholders agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, which may have accumulated prior to June 30, 2009; (ii) to waive and release us from any and all further obligation to account for and pay the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ended June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March 2009, Airgroup shareholders agreed to receive $0.4 million in cash on an accelerated basis rather than the $0.6 million in Company shares due in October of 2009. No further payments of purchase price are due in connection with this acquisition.

In May 2007, we launched a new logistics service offering focused on the automotive industry through our wholly owned subsidiary, Radiant Logistics Global Services, Inc. ("RLGS"). We entered into an Asset Purchase Agreement (the “APA”) with Mass Financial Corporation ("Mass") to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. The original agreement provided for a purchase price of up to $2.75 million, and was later reduced due to indemnity claims asserted against Mass.

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

Effective September 5, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11,050,000, consisting of: (i) $4,750,000.00 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four "Tier-1 Earn-Out Payments" of up to $700,000 each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the stock purchase agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to a maximum of $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an "Integration Payment" of $1,250,000, payable (a) on the earlier of the date certain integration targets are achieved or 18 months after the closing, and (b) payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

A dispute has arisen between us and Robert Friedman, the former shareholder of Adcom regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom. Mr. Friedman has filed an arbitration claim against us. We have fully accrued for all amounts potentially due Mr. Friedman in connection with the stock purchase agreement, but believe these amounts could be reduced by more than $630,000 pending the resolution of the disputed amounts in our favor. A hearing has commenced and is expected to resume in December, 2009.  We are not able to provide any definitive guidance on the likely outcome of this matter.

For the year ended June 30, 2009, the former Adcom shareholder earned approximately $337,000. This amount is included in "Due to former Adcom shareholder" on the face of our balance sheet and was payable on October 1, 2009, in a combination of cash and Company common stock. On or about September 30, 2009, we received written notice of a claim by Ryder Truck Rental, Inc. in the amount of approximately $500,000 alleging breach of an alleged guaranty agreement executed by Adcom. We have commenced the process of seeking indemnification from the former shareholder of Adcom in accordance with the stock purchase agreement related to the Adcom acquisition. We have also asserted our rights under the stock purchase agreement to set off payments under the Stock Purchase Agreement as a result of this claim, including the $337,000 referenced above.

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

Credit Facility

We currently have a $15.0 million revolving credit facility, including a $500,000 sublimit for letters of credit (the “Facility”), with Bank of America, NA (the “Bank”) which expires in February 2011. The Facility is collateralized by accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible domestic accounts receivable and for advances of up to 60% of our eligible foreign accounts receivable.

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

Under the terms of the Facility, we are permitted to make additional acquisitions without the Bank’s consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $1.0 million under the Facility; (v) the Bank must be reasonably satisfied with projected financial statements that we provide covering a 12 month period following the acquisition; (vi) the acquisition documents must be provided to the Bank and must be consistent with the description of the transaction provided to the Bank; and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must forego the acquisition, obtain the Bank’s consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

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

We have used a significant amount of our available capital to finance the acquisition of Adcom. As of September 30, 2009, we have approximately $3.6 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T.          Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a share repurchase program that authorizes us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the three month period ended September 30, 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from July 1, 2009 through July 31, 2009	475,000	$0.30	475,000	3,930,000
Repurchases from August 1, 2009 through August 31, 2009	508,750	$0.28	983,750	3,421,250
Repurchases from September 1, 2009 through September 30, 2009	365,900	$0.29	1,349,650	3,055,350
Total	1,349,650	$0.29	1,349,650	3,055,350

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated November 16, 2009	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 16, 2009	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer and Chief Financial Officer

Date: November 16, 2009	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 16 , 2009