Form 10-Q
period 2009-12-31
RADIANT LOGISTICS, INC
filed 2010-02-16
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

There were 32,397,810 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 16, 2010.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	December 31,	June 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$478,132	$890,572
Accounts receivable, net of allowance of $824,997 and $754,578, respectively	21,641,624	17,275,387
Current portion of employee loan receivable and other receivables	396,478	613,288
Income tax deposit	31,518	535,074
Prepaid expenses and other current assets	542,503	305,643
Deferred tax asset	454,054	427,713
Total current assets	23,544,309	20,047,677

Furniture and equipment, net	567,778	760,507

Acquired intangibles, net	2,587,065	3,179,043
Goodwill	494,291	337,000
Employee loan receivable, net of current portion	49,900	40,000
Investment in real estate	40,000	40,000
Deposits and other assets	100,499	359,606
Total long term assets	3,271,755	3,955,649
Total assets	$27,383,842	$24,763,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued transportation costs	$15,637,117	$13,249,628
Commissions payable	1,143,059	1,323,004
Other accrued costs	579,021	472,202
Due to former Adcom shareholder	1,515,324	2,153,721
Total current liabilities	18,874,521	17,198,555

Long term debt	8,707,239	7,869,110
Deferred tax liability	117,196	352,387
Total long term liabilities	8,824,435	8,221,497
Total liabilities	27,698,956	25,420,052

Stockholders' equity (deficit):
Radiant Logistics, Inc. stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,397,810 and 34,106,960 shares issued and outstanding, respectively	16,157	16,157
Additional paid-in capital	7,998,362	7,889,458
Treasury stock, at cost, 2,304,150 and 595,000 shares, respectively	(629,886)	(138,250)
Retained deficit	(7,760,332)	(8,425,491)
Total Radiant Logistics, Inc. stockholders’ equity (deficit)	(375,699)	(658,126)
Non-controlling interest	60,585	1,907)
Total stockholders’ equity (deficit)	(315,114)	(656,219)
Total liabilities and stockholders’ equity (deficit)	$27,383,842	$24,763,833

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2009	2008	2009	2008

Revenue	$39,115,845	$42,513,263	$73,144,179	$74,907,962
Cost of transportation	27,611,567	29,023,751	51,091,017	50,235,011
Net revenues	11,504,278	13,489,512	22,053,162	24,672,951

Agent commissions	7,838,360	9,000,585	15,293,565	16,553,457
Personnel costs	1,531,465	2,110,217	2,953,862	3,723,841
Selling, general and administrative expenses	1,153,161	1,026,362	2,249,433	2,125,384
Depreciation and amortization	385,937	472,709	795,717	788,066
Goodwill impairment	—	11,403,342	—	11,403,342
Restructuring charges	—	—	—	220,000
Total operating expenses	10,908,923	24,013,215	21,292,577	34,814,090

Income (loss) from operations	595,355	(10,523,703)	760,585	(10,141,139)

Other income (expense):
Interest income	9,563	5,429	3,273	6,417
Interest expense	(36,756)	(72,381)	(85,791)	(98,077)
Other	454	108	98,765	35,104
Gain on litigation settlement	354,670	—	354,670	—
Total other income (expense)	327,931	(66,844)	370,917	(56,556)

Income (loss) before income tax (expense) benefit	923,286	(10,590,547)	1,131,502	(10,197,695)

Income tax (expense) benefit	(336,539)	382,690	(407,665)	230,031

Net income (loss)	586,747	(10,207,857)	723,837	(9,967,664)

Less: Net (income) loss attributable to non-controlling interest	(37,638)	(7,843)	(58,678)	2,147

Net income (loss) attributable to Radiant Logistics, Inc.	$549,109	$(10,215,700)	$665,159	$(9,965,517)

Net income (loss) per common share – basic	$.02	$(.29)	$.02	$(.29)
Net income (loss) per common share – diluted	$.02	$(.29)	$.02	$(.29)

Weighted average shares outstanding:
Basic shares	32,533,680	34,701,960	32,950,810	34,698,563
Diluted shares	32,723,181	34,701,960	33,135,684	34,698,563

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	RETAINED EARNINGS (DEFICIT)	NONCONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
Balance at June 30, 2009	34,106,960	$16,157	$7,889,458	$(138,250)	$(8,425,491)	$1,907	$(656,219)
Repurchase of common stock	(1,709,150)	—	—	(491,636)	—	—	(491,636)
Share-based compensation	—	—	108,904	—	—	—	108,904
Net income for the six months ended December 31, 2009	—	—	—	—	665,159	58,678	723,837

Balance at December 31, 2009	32,397,810	$16,157	$7,998,362	$(629,886)	$(7,760,332)	$60,585	$(315,114)

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	SIX MONTHS ENDED DECEMBER 31, 2009	SIX MONTHS ENDED DECEMBER 31, 2008
CASH FLOWS USED FOR OPERATING ACTIVITIES:
Net income (loss)	$665,159	$(9,965,517)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED FOR OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	108,904	80,692
non-cash issuance of common stock (services)	—	12,084
amortization of intangibles	591,978	565,060
deferred income tax expense (benefit)	(261,532)	566,866
depreciation and leasehold amortization	203,739	223,005
gain on litigation settlement	(354,670)	—
goodwill impairment	—	11,403,342
amortization of bank fees	18,980	7,979
change in non-controlling interest of subsidiaries	58,678	(2,147)
provision for doubtful accounts	143,608	149,095
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(4,436,656)	3,657,072
employee loan receivable and other receivables	218,741	(36,813)
prepaid expenses and other assets	(99,071)	161,670
accounts payable and accrued transportation costs	2,383,214	(6,518,887)
commissions payable	(179,945)	224,201
other accrued costs	(172,669)	130,571
income tax deposit	503,556	(2,450,756)
Net cash used for operating activities	(607,986)	(1,792,483)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Adcom Express, Inc., net of acquired cash, including an additional $62,246 of costs incurred post-closing	—	(4,839,040)
Purchase of furniture and equipment	(11,010)	(191,096)
Issuance of notes receivable, net of payments made	—	(210,244)
Payments to former shareholders of Airgroup	—	(113,306)
Payments made to former Adcom shareholder	(139,937)	—
Net cash used for investing activities	(150,947)	(5,353,686)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	838,129	7,777,758
Purchases of treasury stock	(491,636)	—
Net cash provided by financing activities	346,493	7,777,758

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(412,440)	631,589
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	890,572	392,223

CASH AND CASH EQUIVALENTS, END OF PERIOD	$478,132	$1,023,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$177,642	$1,695,150
Interest paid	$82,855	$98,077

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

In December 2008, the Company completed its quarterly analysis of allowance for doubtful accounts.  Included in the analysis of doubtful accounts was $205,462 relating to receivables acquired in the Adcom transaction.  Pursuant to the purchase agreement for the acquisition of Adcom, the $205,462 was offset against amounts otherwise due to the former Adcom shareholder.

In December 2008, the Company paid $333,277 to the former Airgroup shareholders for the earn-out payment recorded on the books for the year ended June 30, 2008.  The earn-out payment was recorded at June 30, 2008 in the amount of $416,596, and payable in shares of Company common stock.  The payment was discounted by $83,319 as the former Airgroup shareholders agreed to receive cash rather than Company shares.    The effect of this transaction was a decrease to goodwill and the amount owed to the former Airgroup shareholders.

In September 2009, the Company finalized its purchase price allocation relating to the acquisition of Adcom, resulting in an increase of net assets acquired by $151,550 due to increased transaction costs and other adjustments to the fair value of the acquired assets. The effect of this transaction was an increase to goodwill of $157,291 with offsetting changes to other balance sheet amounts as follows: a decrease to the allowance for doubtful accounts of $72,280, an increase in other receivables of $11,831, an increase in accounts payable of $4,275, an increase of other accrued costs of $279,488, and a decrease in the amount due to the former Adcom shareholder of $42,361.

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed two material acquisitions over the past twenty four months. In November 2007, the Company acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom") adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities.

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service both the Airgroup and Adcom network brands.

RGL, through the Airgroup and Adcom network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

By implementing a growth strategy supported by the RGL platform, the Company is building a leading global transportation and supply-chain management company offering a full range of domestic and international freight forwarding and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

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

The Company will continue to search for targets that fit within its acquisition criteria. The Company’s ability to secure additional financing depends in part upon the sale of debt or equity securities, and the development of an active trading market for its securities.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC ("RLP"), which is 40% owned by Radiant Global Logistics (f/k/a Airgroup Corporation), a wholly-owned subsidiary of the Company, and whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

f)           Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers.

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

h)           Goodwill

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate an impairment may have occurred before that time.

During the second quarter of fiscal 2009, in connection with the preparation of the condensed consolidated financial statements included herein, the Company concluded that indicators of potential impairment were present due to the sustained decline in the Company’s share price which resulted in the market capitalization of the Company being less than its book value.  The Company conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As the Company had significantly grown the business since its initial acquisition of Airgroup, it had also grown its customer relationship intangibles as the Company added additional stations.  Through its impairment testing and review, the Company concluded that its discounted cashflow analysis supported a valuation of its identifiable intangible assets well in excess of their carrying value.  Factoring this with management’s assessment of the fair value of other assets and liabilities resulted in no residual implied fair value remaining to be allocated to goodwill.  However, generally accepted accounting principles ("GAAP") do not allow the Company to recognize the previously unrecognized intangible assets in connection with these new stations.  As a result, at December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $11.4 million. The Company does not expect this non-cash charge to have any impact on the Company’s compliance with the financial covenants in its credit agreement.

i)           Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2009.

j)           Commitments

The Company has operating lease commitments for office space, warehouse space and equipment rentals under non-cancelable operating leases expiring at various dates through December 2012. Future annual commitments for years ending June 30, 2010 through 2012 are $482,440, $241,957, and $14,167 respectively.

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

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under GAAP which do not recognize revenue until a proof of delivery is received or which recognize revenue as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

For the three months ended December 31, 2009, the Company recorded share based compensation expense of $54,696, which, net of income taxes, resulted in a $33,912 reduction of net income. For the three months ended December 31, 2008, the Company recorded share based compensation expense of $32,779, which, net of income taxes, resulted in a $20,323 reduction of net income.

For the six months ended December 31, 2009, the Company recorded share based compensation expense of $108,904 which, net of income taxes, resulted in a $67,520 reduction of net income. For the six months ended December 31, 2008, the Company recorded share based compensation expense of $80,692, which, net of income taxes, resulted in a $50,029 reduction of net income.

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

For the three months ended December 31, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 32,723,181 shares of common stock, including options to purchase 3,620,000 shares of common stock at December 31, 2009, of which 3,060,000 were excluded as their effect would have been antidilutive. For the three months ended December 31, 2008, the weighted average outstanding number of potentially dilutive common shares totaled 34,701,960 shares of common stock.  Options to purchase 3,360,000 shares of common stock were not included in the diluted EPS computation for the three months ended December 31, 2008 as there was a loss in the period and they are thus anti-dilutive.

For the six months ended December 31, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 33,135,684 shares of common stock, including options to purchase 3,620,000 shares of common stock at December 31, 2009, of which 3,060,000 were excluded as their effect would have been antidilutive. For the six months ended December 31, 2008, the weighted average outstanding number of potentially dilutive common shares totaled 34,698,563 shares of common stock.  Options to purchase 3,360,000 shares of common stock were not included in the diluted EPS computation for the six months ended December 31, 2008 as there was a loss in the period and they are thus anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended December 31, 2009	Three months ended December 31, 2008	Six months ended December 31, 2009	Six months ended December 31, 2008

Weighted average basic shares outstanding	32,533,680	34,701,960	32,950,810	34,698,563

Options	189,501	—	184,874	—

Weighted average dilutive shares outstanding	32,723,181	34,701,960	33,135,684	34,698,563

o)           Comprehensive Income

The Company has no components of Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

p)           Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2009.

q)           Subsequent Events

The Company has evaluated subsequent events and any related required disclosures through February 16, 2010, which is the date this quarterly report on Form 10-Q was submitted for filing with the Securities and Exchange Commission.

Robert Friedman, the former shareholder of Adcom, filed an arbitration claim against the Company regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom (the “2009 Arbitration”).  On January 22, 2010, the arbitrator issued his ruling which reduced Mr. Friedman’s closing date working capital calculation from positive $1,086,626 to negative $357,255.  After giving effect for other ancillary issues addressed in the 2009 Arbitration and the reserves otherwise maintained in connection with the Friedman liability, the Company reported a gain of approximately $355,000.

On or about January 22, 2010, Mr. Friedman filed a second arbitration claim against the Company alleging that the Company breached the purchase agreement in connection with the calculation and payment of post closing integration and earn-out payments.  The Company has asserted its rights set-off against such payments, including those amounts awarded to the Company in the 2009 Arbitration described above, and approximately $200,000 in settlement of a claim incurred as result of Mr. Friedman's breach of certain representations and warranties contained in the securities purchase agreement.

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

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures. The guidance in ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using certain prescribed valuation techniques. The amendments in ASU 2009-05 were effective for the Company’s first quarter of fiscal 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendment for Nonpublic Entities. The guidance in ASU 2009-06 improves current accounting by helping achieve consistent application of accounting for uncertainty in income taxes and is not intended to change existing practice.   ASU 2009-06 also eliminates disclosures previously required for nonpublic entities. ASU 2009-06 is effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements.   ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom:

	As of December 31, 2009		As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$3,250,278	$5,752,000	$2,679,547
Covenants not to compete	190,000	104,657	190,000	83,410
Total	$5,942,000	$3,354,935	$5,942,000	$2,762,957

Aggregate amortization expense:
For six months ended December 31, 2009		$591,978
For six months ended December 31, 2008		$565,060

Aggregate amortization expense for the year ended June 30:
2010 – For the remainder of the year		$567,307
2011		827,762
2012		769,772
2013		374,344
2014		47,880
Total		$2,587,065

NOTE 6 – VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 7). RLP commenced operations in February 2007. Non-controlling interest recorded on the income statement for the three months ended December 31, 2009 was an expense of $37,638 and for the three months ended December 31, 2008 was an expense of $7,843.  Non-controlling interest recorded on the income statement for the six months ended December 31, 2009 was an expense of $58,678 and for the six months ended December 31, 2008 was a benefit of $2,147.

The following table summarizes the balance sheets of RLP:

	December 31,	June 30,
	2009	2009
ASSETS
Cash and cash equivalents	$15,040	$—
Accounts receivable – Radiant Logistics	90,427	6,656
Prepaid expenses and other current assets	180	2,165
Total assets	$105,647	$8,821

LIABILITIES AND PARTNERS' CAPITAL
Checks issued in excess of bank balance	$—	$212
Other accrued costs	4,672	5,431
Total liabilities	4,672	5,643

Partners' capital	100,975	3,178
Total liabilities and partners' capital	$105,647	$8,821

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

NOTE 8 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31,	June 30,
	2009	2009
Vehicles	$33,788	$33,788
Communication equipment	4,043	1,353
Office equipment	311,191	309,156
Furniture and fixtures	66,590	66,036
Computer equipment	374,155	554,337
Computer software	1,075,513	884,384
Leasehold improvements	44,002	44,002
	1,909,282	1,893,056
Less: Accumulated depreciation and amortization	(1,341,504)	(1,132,549)
Furniture and equipment – net	$567,778	$760,507

Depreciation and amortization expense related to furniture and equipment was $203,739 and $223,005 for the six months ended December 31, 2009 and 2008, respectively.

NOTE 9 – LONG TERM DEBT

In September 2008, the Company’s $10.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was increased to $15.0 million with a maturity date of February 1, 2011. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at the Company’s option, at the bank’s prime rate minus 0.15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility provides for advances of up to 80% of the Company’s eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At December 31, 2009, the Company was in compliance with all of its covenants.

As of December 31, 2009, the Company had $6,120,709 advances under the Facility and $2,586,530 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank.  The forgoing results in total long term debt of $8,707,239.

At December 31, 2009, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $6,700,327 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended December 31, 2009, the Company recognized net income tax expense of $336,539 consisting of current income tax expense of $538,008, and deferred income tax benefit of $201,469.

For the three months ended December 31, 2008, the Company recognized net income tax benefit of $382,690 consisting of current income tax benefit of $901,616, and deferred income tax expense of $518,926.

For the six months ended December 31, 2009, the Company recognized net income tax expense of $407,665 consisting of current income tax expense of $669,197, and deferred income tax benefit of $261,532.

For the six months ended December 31, 2008, the Company recognized net income tax benefit of $230,031 consisting of current income tax benefit of $796,897, and deferred income tax expense of $566,866.

The Company’s consolidated effective tax rate during the three and six month periods ended December 31, 2009 and December 31, 2008 was 38.0%.

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2006, through June 30, 2009.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2009 and 2008, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  During the six months ended December 31, 2009, the Company purchased 1,709,150 shares of its common stock under this repurchase program at a cost of $491,636.

NOTE 12 – SHARE-BASED COMPENSATION

During the six months ended December 31, 2009, the Company issued employee options to purchase 250,000 stock options at $0.28 per share in August 2009. The options vest 20% per year over a five year period.

Share based compensation costs recognized during the six months ended December 31, 2009, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of December 31, 2009.

During the six months ended December 31, 2009, the weighted average fair value per share of employee options granted in August 2009 was $0.15.  The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Risk-Free Interest Rate	1.57%
Expected Term	6.5 years
Expected Volatility	64.3%
Expected Dividend Yield	0.00%
Forfeiture Rate	0.00%

During the six months ended December 31, 2009 and 2008 the Company recognized stock option compensation expense of $108,904 and $80,692, respectively.  The following table summarizes activity under the plan for the six months ended December 31, 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2009	3,370,000	$0.520	7.08 years	$67,200
Granted	250,000	0.280	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2009	3,620,000	$0.504	6.78 years	$39,200
Exercisable at December 31, 2009	2,075,000	$0.583	6.08 years	$6,040

NOTE 13 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Three months ended December 31,
Revenue	$19,385	$21,991	$19,731	$20,522	$39,116	$42,513
Cost of transportation	11,554	13,074	16,058	15,950	27,612	29,024
Net revenue	$7,831	$8,917	$3,673	$4,572	$11,504	$13,489

	United States		Other Countries		Total
	2009	2008	2009	2008	2009	2008
Six months ended December 31,
Revenue	$37,496	$39,743	$35,648	$35,165	$73,144	$74,908
Cost of transportation	22,443	23,033	28,648	27,202	51,091	50,235
Net revenue	$15,053	$16,710	$7,000	$7,963	$22,053	$24,673

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

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America. Operating under the Airgroup, Adcom and RLP brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. We continue to identify a number of additional companies as suitable acquisition candidates and completed our second material acquisition in September 2008, when we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom") which contributed an additional 30 locations across North America and augmented our overall domestic and international freight forwarding capabilities.

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

Our GAAP-based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets arising from completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will actually be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business.  Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation expense and other non-cash charges.

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

For the three months ended December 31, 2009 (actual and unaudited) and December 31, 2008 (actual and unaudited)

We generated transportation revenue of $39.1 million and $42.5 million and net transportation revenue of $11.5 million and $13.5 million for the three months ended December 31, 2009 and 2008, respectively.  Net income was $0.5 million for the three months ended December 31, 2009, compared to net loss of $10.2 million for the three months ended December 31, 2008.

We had adjusted EBITDA of $1.0 million and $1.4 million for three months ended December 31, 2009 and 2008, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP measure for the three months ended December 31, 2009 and 2008.

The following table provides a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended December 31, 2009 and 2008:

	Three months ended December 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$549	$(10,216)	$10,765	105.4%
Income tax expense (benefit)	337	(383)	720	188.0%
Net interest expense	27	67	(40)	(59.7)%
Depreciation and amortization	386	473	(87)	(18.4)%

EBITDA	$1,299	$(10,059)	$11,358	112.9%

Share based compensation and other non-cash costs	82	38	44	115.8%
Gain on litigation settlement	(355)	—	(355)	NM
Goodwill impairment	—	11,403	(11,403)	(100.0)%
Adjusted EBITDA	$1,026	$1,382	$(356)	(25.8)%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended December 31, 2009 and 2008 (actual and unaudited):

	Three months ended December 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$39,116	$42,513	$(3,397)	(8.0)%
Cost of transportation	27,612	29,024	(1,412)	(4.9)%

Net transportation revenue	$11,504	$13,489	$(1,985)	(14.7)%
Net transportation margins	29.4%	31.7%

Transportation revenue was $39.1 million for the three months ended December 31, 2009, a decrease of 8.0% over transportation revenue of $42.5 million for the three months ended December 31, 2008.  Domestic transportation revenue decreased by 11.9% to $19.4 million for the three months ended December 31, 2009, from $22.0 million for the three months ended December 31, 2008.  The decrease was primarily attributed to the effects from the slowing global economy.  International transportation revenue decreased by 3.8% to $19.7 million for the three months ended December 31, 2009, from $20.5 million for the comparable prior year period, which was also mainly attributed to the effects from the slowing global economy.

Cost of transportation decreased to $27.6 million for the three months ended December 31, 2009, compared to $29.0 million for the three months ended December 31, 2008 as a result of reduced revenues associated with a slower global economy.

Net transportation margins decreased to 29.4% of transportation revenue for the three months ended December 31, 2009, as compared to 31.7% of transportation revenue for the three months ended December 31, 2008.  The margin regression was attributed to proportionately higher international sales, which typically yield lower margins, coupled with pricing pressures from competitors.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2009 and 2008 (actual and unaudited):

	Three months ended December 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$11,504	100.0%	$13,489	100.0%	$(1,985)	(14.7)%

Agent commissions	7,838	68.1%	9,001	66.7%	(1,163)	(12.9)%
Personnel costs	1,532	13.3%	2,110	15.6%	(578)	(27.4)%
Selling, general and administrative	1,153	10.0%	1,026	7.6%	127	12.4%
Depreciation and amortization	386	3.4%	473	3.5%	(87)	(18.4)%
Goodwill impairment	—	0.0%	11,403	84.5%	(11,403)	(100.0)%

Total operating expenses	10,909	94.8%	24,013	178.0%	(13,104)	(54.6)%

Income (loss) from operations	595	5.2%	(10,524)	(78.0)%	11,119	NM
Other income (expense)	328	2.8%	(67)	(0.5)%	395	589.6%

Income (loss) before income taxes and noncontrolling interest	923	8.0%	(10,591)	(78.5)%	11,514	NM
Income tax (expense) benefit	(337)	(2.9)%	383	2.8%	(720)	(188.0)%

Income (loss) before noncontrolling interest	586	5.1%	(10,208)	(75.7)%	10,794	NM
Noncontrolling interest	(37)	(0.3)%	(8)	(0.0)%	(29)	(362.5)%

Net income (loss)	$549	4.8%	$(10,216)	(75.7)%	$10,765	NM

Agent commissions were $7.8 million for the three months ended December 31, 2009, a decrease of 12.9% from $9.0 million for the three months ended December 31, 2008.  Agent commissions as a percentage of net transportation revenue increased to 68.1% for the three months ended December 31, 2009, from 66.7% for the comparable prior year period as a result of the proportional increase in international revenues which typically yield lower margins than our domestic revenues and a corresponding reduction in commission expense.

Personnel costs were $1.5 million for the three months ended December 31, 2009, a decrease of 27.4% from $2.1 million for the three months ended December 31, 2008.  Personnel costs as a percentage of net transportation revenue decreased to 13.3% for the three months ended December 31, 2009, from 15.6% for the comparable prior year period primarily as a result of reduced personnel costs associated with the integration of the back-office operations of Adcom into the operations of RGL.

Other selling, general and administrative costs were $1.2 million for the three months ended December 31, 2009, an increase of 12.4% from $1.0 million for the three months ended December 31, 2008.  The increase resulted primarily from the increased legal costs associated with defending the arbitration proceeding with the former owner of Adcom and an increase in bad debt expense.   As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.0% for the three months ended December 31, 2009, from 7.6% for the comparable prior year period.

Depreciation and amortization costs were approximately $0.4 million and $0.5 million for the three months ended December 31, 2009 and 2008, respectively.  Depreciation and amortization as a percentage of net transportation revenue decreased to 3.4% for the three months ended December 31, 2009, from 3.5% for the comparable prior year period, primarily due to lower amortization costs associated with the Airgroup & Adcom transactions.

In the three months ended December 31, 2008, the Company recorded an impairment charge to goodwill in the amount of $11.4 million.  There was no similar charge for the comparable current period.

Income from operations was $0.6 million for the three months ended December 31, 2009, compared to loss from operations of $10.5 million for the three months ended December 31, 2008.  The increase was primarily due to the $11.4 million impairment charge to goodwill.

Other income was $0.3 million for the three months ended December 31, 2009, compared to other expense of less than $0.1 million for the three months ended December 31, 2008.  The change was primarily due to the favorable litigation settlement with Adcom.

Net income was $0.5 million for the three months ended December 31, 2009, compared to net loss of $10.2 million for the three months ended December 31, 2008.  The difference was primarily due to the $11.4 million impairment charge to goodwill.

For the six months ended December 31, 2009 (actual and unaudited) and December 31, 2008 (actual and unaudited)

We generated transportation revenue of $73.1 million and $74.9 million, and net transportation revenue of $22.1 million and $24.7 million for the six months ended December 31, 2009 and 2008, respectively.  Net income was $0.7 million for the six months ended December 31, 2009, compared to net loss of $10.0 million for the six months ended December 31, 2008.

We had adjusted EBITDA of $1.8 million and $2.2 million for the six months ended December 31, 2009 and 2008, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP measure for the six months ended December 31, 2009 and 2008.

The following table provides a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the six months ended December 31, 2009 and 2008:

	Six months ended December 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$665	$(9,966)	$10,631	106.7%
Income tax expense (benefit)	408	(230)	638	277.4%
Net interest expense	82	92	(10)	(10.9)%
Depreciation and amortization	796	788	8	1.0%

EBITDA	$1,951	$(9,316)	$11,267	120.9%

Share based compensation and other non-cash costs	154	89	65	73.0%
Gain on litigation settlement	(355)	—	(355)	NM
Goodwill impairment	—	11,403	(11,403)	(100.0)%
Adjusted EBITDA	$1,750	$2,176	$(426)	(19.6)%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2009 and 2008 (actual and unaudited):

	Six months ended December 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$73,144	$74,908	$(1,764)	(2.4)%
Cost of transportation	51,091	50,235	856	1.7%

Net transportation revenue	$22,053	$24,673	$(2,620)	(10.6)%
Net transportation margins	30.2%	32.9%

Transportation revenue was $73.1 million for the six months ended December 31, 2009, a decrease of 2.4% over transportation revenue of $74.9 million for the six months ended December 31, 2008.  Domestic transportation revenue decreased by 5.6% to $37.5 million for the six months ended December 31, 2009, from $39.7 million for the six months ended December 31, 2008. The decrease was primarily attributed to the effects from the slowing global economy.  International transportation revenue increased by 1.3% to $35.6 million for the six months ended December 31, 2009, from $35.2 million for the comparable prior year period, mainly attributed to the inclusion of international revenues associated with the Adcom acquisition for the full six months ended December 31, 2009.

Cost of transportation increased 1.7% to $51.1 million for the six months ended December 31, 2009, compared to $50.2 million for the six months ended December 31, 2008.  Cost of transportation as a percentage of transportation revenues increased as a result of pricing pressures from competitors due to current economic conditions.

Net transportation margins decreased to 30.2% of transportation revenue for the six months ended December 31, 2009, as compared to 32.9% of transportation revenue for the six months ended December 31, 2008.  The margin regression was attributed to proportionately higher international sales, which typically yield lower margins, coupled with pricing pressures from competitors.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2009 and 2008 (actual and unaudited):

	Six months ended December 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$22,053	100.0%	$24,673	100.0%	$(2,620)	(10.6)%

Agent commissions	15,293	69.3%	16,554	67.1%	(1,261)	(7.6)%
Personnel costs	2,954	13.4%	3,724	15.1%	(770)	(20.7)%
Selling, general and administrative	2,249	10.2%	2,125	8.6%	124	5.8%
Depreciation and amortization	796	3.6%	788	3.2%	8	1.0%
Restructuring charges	—	0.0%	220	0.9%	(220)	NM
Goodwill impairment	—	0.0%	11,403	46.2%	(11,403)	NM

Total operating expenses	21,292	96.5%	34,814	141.1%	(13,522)	(38.8)%

Income (loss) from operations	761	3.5%	(10,141)	(41.1)%	10,902	NM
Other income (expense)	371	1.6%	(57)	(0.2)%	428	(750.9)%

Income (loss) before income taxes and noncontrolling interest	1,132	5.1%	(10,198)	(41.3)%	11,330	NM
Income tax (expense) benefit	(408)	(1.8)%	230	0.9%	(638)	(277.4)%

Income (loss) before noncontrolling interest	724	3.3%	(9,968)	(40.4)%	10,692	NM
Noncontrolling interest	(59)	(0.3)%	2	(0.0)%	(61)	NM

Net income (loss)	$665	3.0%	$(9,966)	(40.4)%	$10,631	NM

Agent commissions were $15.3 million for the six months ended December 31, 2009, a decrease of 7.6% from $16.6 million for the six months ended December 31, 2008.  Agent commissions as a percentage of net transportation revenue increased to 69.3% for the six months ended December 31, 2009, from 67.1% for the comparable prior year period as a result of the proportional increase in international revenues which typically yield lower margins than our domestic revenues and a corresponding reduction in commission expense.

Personnel costs were $3.0 million for the six months ended December 31, 2009, a decrease of 20.7% from $3.7 million for the six months ended December 31, 2008.  Personnel costs as a percentage of net transportation revenue decreased to 13.4% for the six months ended December 31, 2009, from 15.1% for the comparable prior year period primarily as a result reduced personnel costs associated with the integration of the back-office operations of Adcom into the operations of RGL.

Other selling, general and administrative costs were $2.2 million for the six months ended December 31, 2009, an increase of 5.8% from $2.1 million for the six months ended December 31, 2008.  The increase resulted primarily from the increased legal costs associated with defending the arbitration proceeding with the former owner of Adcom and an increase in bad debt expense. As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.2% for the six months ended December 31, 2009, from 8.6% for the comparable prior year period.

Depreciation and amortization costs were approximately $0.8 million for the six months ended December 31, 2009 and 2008, respectively.  Depreciation and amortization as a percentage of net transportation revenue increased to 3.6% for the six months ended December 31, 2009, from 3.2% for the comparable prior year period primarily due to lower net transportation revenue as a result of the current economic conditions.

Restructuring costs incurred in the six months ended December 31, 2008, were $0.2 million as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  There were no similar costs for the current period.

In the six months ended December 31, 2008, the Company recorded an impairment charge to goodwill in the amount of $11.4 million.  There was no similar charge for the comparable current period.

Income from operations was $0.8 million for the six months ended December 31, 2009, compared to a loss from operations of $10.1 million for the six months ended December 31, 2008.  The difference was primarily due to the $11.4 million impairment charge to goodwill.

Other income was $0.4 million for the six months ended December 31, 2009, compared to other expense of $0.1 million for the six months ended December 31, 2008.  The change was primarily due to the favorable litigation settlement with Adcom.

Net income was $0.7 million for the six months ended December 31, 2009, compared to net loss of $10.0 million for the six months ended December 31, 2008.  The difference was primarily due to the $11.4 million impairment charge to goodwill.

Supplemental Pro forma Information

The following table provides a reconciliation of December 31, 2009 (actual and unaudited) and December 31, 2008 (pro forma and unaudited) adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2009	2008	Amount	Percent

Net income (loss)	$665	$(10,085)	$10,750	106.6%
Income tax expense (benefit)	408	(222)	630	283.8%
Net interest expense	82	165	(83)	(50.3)%
Depreciation and amortization	796	821	(25)	(3.0)%

EBITDA	$1,951	$(9,321)	$11,272	120.9%

Share based compensation and other non-cash costs	154	89	65	73.0%
Gain on litigation settlement	(355)	—	(355)	NM
Goodwill impairment	—	11,403	(11,403)	(100.0)%
Adjusted EBITDA	$1,750	$2,171	$(421)	(19.4)%

The following table summarizes December 31, 2009 (actual and unaudited) and December 31, 2008 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2009	2008	Amount	Percent

Transportation revenue	$73,144	$87,052	$(13,908)	(16.0)%
Cost of transportation	51,091	58,575	(7,484)	(12.8)%

Net transportation revenue	$22,053	$28,477	$(6,424)	(22.6)%
Net transportation margins	30.2%	32.7%

Transportation revenue was $73.1 million for the six months ended December 31, 2009, a decrease of 16.0% over pro forma transportation revenue of $87.1 million for the six months ended December 31, 2008.

Cost of transportation was $51.1 million for the six months ended December 31, 2009, a decrease of 12.8% over pro forma costs of transportation of $58.6 million for the six months ended December 31, 2008.

Net transportation margins decreased to 30.2% for the six months ended December 31, 2009, compared to pro forma transportation margins of 32.7% for the six months ended December 31, 2008.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2009 (actual and unaudited) and December 31, 2008 (pro forma and unaudited):

	Six months ended December 31,
	2009		2008		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$22,053	100.0%	$28,477	100.0%	$(6,424)	(22.6)%

Agent commissions	15,293	69.3%	19,525	68.6%	(4,232)	(21.7)%
Personnel costs	2,954	13.4%	4,171	14.6%	(1,217)	(29.2)%
Selling, general and administrative	2,249	10.2%	2,504	8.8%	(255)	(10.2)%
Depreciation and amortization	796	3.6%	821	2.9%	(25)	(3.0)%
Restructuring charges	—	0.0%	220	0.8%	(220)	NM
Goodwill impairment	—	0.0%	11,403	40.0%	(11,403)	NM

Total operating expenses	21,292	96.5%	38,644	135.7%	(17,352)	(44.9)%

Income (loss) from operations	761	3.5%	(10,167)	(35.7)%	10,928	NM
Other income (expense)	371	1.6%	(142)	(0.5)%	513	361.3%

Income (loss) before income taxes and noncontrolling interest	1,132	5.1%	(10,309)	(36.2)%	11,441	NM
Income tax (expense) benefit	(408)	(1.8)%	222	(0.8)%	(630)	(283.8)%

Income (loss) before noncontrolling interest	724	3.3%	(10,087)	(35.4)%	10,811	NM
Noncontrolling interest	(59)	(0.3)%	2	0.0%	(61)	NM

Net income (loss)	$665	3.0%	$(10,085)	(35.4)%	$10,750	NM

Agent commissions were $15.3 million for the six months ended December 31, 2009, a decrease of 21.7% from $19.5 million for the pro forma six months ended December 31, 2008.  Agent commissions as a percentage of net transportation revenue increased to 69.3% of net transportation revenue the for six months ended December 31, 2009, compared to 68.6% for pro forma six months ended December 31, 2008.

Personnel costs were $3.0 million for the six months ended December 31, 2009, a decrease of 29.2% from $4.2 million for the pro forma six months ended December 31, 2008.  Personnel costs as a percentage of net transportation revenue decreased to 13.4% of net transportation revenue the for six months ended December 31, 2009, compared to 14.6% for pro forma six months ended December 31, 2008.

Other selling, general and administrative costs were $2.2 million for the six months ended December 31, 2009, a decrease of 10.2% from $2.5 million for the pro forma six months ended December 31, 2008.  As a percentage of net transportation revenue, other selling, general and administrative costs increased to 10.2% for six months ended December 31, 2009 from 8.8% pro forma six months ended December 31, 2008.

Depreciation and amortization costs were $0.8 million for the six months ended December 31, 2009, and the pro forma six months ended December 31, 2008.  As a percentage of net transportation revenue, depreciation and amortization costs increased to 3.6% for six months ended December 31, 2009, from 2.9% pro forma six months ended December 31, 2008.

Restructuring costs of $0.2 million were incurred in the pro forma six months ended December 31, 2008.  There were no similar costs for the current period.

For the pro forma six months ended December 31, 2008, the Company recorded an impairment charge to goodwill in the amount of $11.4 million.  There were no similar costs for the current period.

Income from operations was $0.8 million for the six months ended December 31, 2009, compared to a loss from operations of $10.2 million for the pro forma six months ended December 31, 2008.

Other income was less than $0.4 million for the six months ended December 31, 2009, compared to other expense of $0.1 million for the pro forma six months ended December 31, 2008.

Net income was $0.7 million for the six months ended December 31, 2009, compared to a net loss of $10.1 million for the pro forma six months ended December 31, 2008.

Liquidity and Capital Resources

Net cash used for operating activities was $0.6 million for the six months ended December 31, 2009, compared to net cash used of $1.8 million for the six months ended December 31, 2008.  The change was principally driven by expansion of our accounts receivable balances as a result of growth in our International forwarding services.

Net cash used for investing activities was $0.2 million for the six months ended December 31, 2009, compared to net cash used of $5.4 million for the six months ended December 31, 2008.  Use of cash for the six months ended December 31, 2009, related primarily to earn-out payments made to the former Adcom shareholder. Use of cash for the six months ended December 31, 2008 consisted primarily of approximately $4.8 million for the acquisition of Adcom, $0.2 million spent for furniture and equipment, $0.2 million in net issuances of notes receivable and $0.1 million in payments to former shareholders of Airgroup.

Net cash provided by financing activities was $0.3 million for the six months ended December 31, 2009, compared to net cash provided of $7.8 million for the six months ended December 31, 2008.  The cash provided by financing activities for the six months ended December 31, 2009, consisted primarily of borrowings from our credit facility of $0.8 million offset by $0.5 million of treasury stock purchases.  The cash provided by financing activities for the six months ended December 31, 2008, consisted of borrowings from our credit facility for the acquisition of Adcom and to support working capital requirements driven by the growth of our business.

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

As previously reported, Robert Friedman, the former shareholder of Adcom, filed an arbitration claim against us regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom (the “2009 Arbitration”).  On January 22, 2010, the arbitrator issued his ruling which reduced Mr. Friedman’s closing date working capital calculation from positive $1,086,626 to negative $357,255.  After giving effect for other ancillary issues addressed in the 2009 Arbitration and the reserves otherwise maintained in connection with the Friedman liability, the Company reported a gain of approximately $355,000.

For the year ended June 30, 2009, the former Adcom shareholder earned approximately $337,000.   On or about January 22, 2010, Mr. Friedman filed a second arbitration claim against us alleging that we breached the purchase agreement in connection with the calculation and payment of post closing integration and earn-out payments.  We have asserted our rights set-off against such payments, including those amounts awarded to us in the 2009 Arbitration described above, and approximately $200,000 in settlement of a claim incurred as result of Mr. Friedman's breach of certain representations and warranties contained in the securities purchase agreement.

As of December 31, 2009, and after giving effect for the 2009 Arbitration, we owed Mr. Friedman $974,000 in connection with working capital and integration payments, payable $349,000 in cash and $625,000 payable in the Company’s common stock and approximately $337,000 for the Tier-1 Earn-Out Payment, payable $168,500 in cash and $168,500 in stock.

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

Credit Facility

We currently have a $15.0 million revolving credit facility, including a $500,000 sublimit for letters of credit ("the Facility"), with Bank of America, NA ("the Bank") which expires in February 2011. The Facility is collateralized by accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility bear interest, at our option, at the Bank’s prime rate minus .15% to 1.00% or LIBOR plus 1.55% to 2.25%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility provides for advances of up to 80% of our eligible domestic accounts receivable and for advances of up to 60% of our eligible foreign accounts receivable.

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

We have used a significant amount of our available capital to finance the acquisition of Adcom. As of December 31, 2009, we have approximately $6.7 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale or issuance of equity.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We perform an annual impairment test for goodwill. The first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We typically perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.

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

Item 4T.             Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2009, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, our operating subsidiaries are involved in legal matters or named as defendants in legal actions arising in the ordinary course of business.  Management believes that these matters will not have a material adverse effect on our financial statements.

2009 Friedman Arbitration Claim

As previously reported, on or about February 19, 2009 Robert Friedman, the former shareholder of Adcom, filed an arbitration claim against us with the American Arbitration Association (“AAA”) in Minneapolis, MN.   Mr. Friedman alleged that we breached the securities purchase between him and Company in connection with the calculation and payment of the final purchase price and payment of certain other post closing amounts.  Mr. Friedman sought payment in excess of $1,000,000.  We denied all claims and raised a number of defenses, including set off rights based on breaches of certain representations and warranties included in the securities purchase agreement.   A four day hearing was conducted in September and December 2009.  On January 22, 2010, the AAA issued its ruling reducing Mr. Friedman’s closing date working capital calculation from positive $1,086,626 to negative $357,255.  After giving effect for other ancillary issues addressed in the 2009 Arbitration and the reserves otherwise maintained in connection with the Friedman liability, the Company reported a gain of approximately $355,000.

2010 Friedman Arbitration Claim

On or about January 22, 2010, Robert Friedman, the former shareholder of Adcom, filed an arbitration claim against us with the American Arbitration Association in Minneapolis, MN alleging breach of the securities purchase between the Company and Mr. Friedman.  Mr. Friedman alleges that we breached the agreement in connection with the calculation and payment of post closing integration and earn-out payments and by asserting rights of set-off against such payments.  Mr. Friedman is seeking payment in an unspecified amount.  An answer has not been filed and we expect to deny all claims and raise a number of defenses and set off rights, including those amounts awarded to us in the 2009 arbitration described above and approximately $0.2 million in settlement of a claim incurred as result of Mr. Friedman's breach of certain representations and warranties contained in the securities purchase agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a share repurchase program that authorizes us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the three month period ended December 31, 2009:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from October 1, 2009 through October 31, 2009	175,000	$0.27	1,524,650	2,880,350
Repurchases from November 1, 2009 through November 30, 2009	184,500	$0.29	1,709,150	2,695,850
Total	359,500	$0.28	1,709,150	2,695,850

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock through December 31, 2010.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

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

RADIANT LOGISTICS, INC.

Date: February 16, 2010	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer and Chief Financial Officer

Date: February 16, 2010	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

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