Form 10-Q
period 2010-03-31
RADIANT LOGISTICS, INC
filed 2010-05-17
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

There were 31,967,811 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 14, 2010.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$-	$890,572
Accounts receivable, net of allowance of $669,759 and $754,578, respectively	18,471,694	17,275,387
Current portion of employee loan receivable	12,600	53,700
Current portion of station and other receivables	802,129	522,088
Income tax deposit	-	535,074
Prepaid expenses and other current assets	451,273	305,643
Deferred tax asset	504,430	427,713
Total current assets	20,242,126	20,010,177
Furniture and equipment, net	500,379	760,507
Acquired intangibles, net	2,303,411	3,179,043
Goodwill	494,291	337,000
Employee loan receivable, net of current portion	38,000	40,000
Station and other receivables, net of current portion	162,636	37,500
Investment in real estate	40,000	40,000
Deposits and other assets	211,693	359,606
Total long term assets	3,250,031	3,993,149
Total assets	$23,992,536	$24,763,833
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Checks issued in excess of funds	$44,148	$-
Accounts payable and accrued transportation costs	13,058,103	13,249,628
Commissions payable	1,422,517	1,323,004
Other accrued costs	603,278	472,202
Income taxes payable	276,612	-
Due to former Adcom shareholder	947,466	2,153,721
Total current liabilities	16,352,124	17,198,555
Long term debt	7,448,662	7,869,110
Other long term liabilities	23,544	-
Deferred tax liability	-	352,387
Total long term liabilities	7,472,206	8,221,497
Total liabilities	23,824,330	25,420,052
Stockholders' equity (deficit):
Radiant Logistics, Inc. stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,334,811 and 34,106,960 shares issued and outstanding, respectively	16,157	16,157
Additional paid-in capital	8,053,300	7,889,458
Treasury stock, at cost, 2,367,149 and 595,000 shares, respectively	(645,163)	(138,250)
Retained deficit	(7,311,224)	(8,425,491)
Total Radiant Logistics, Inc. stockholders’ equity (deficit)	113,070	(658,126)
Non-controlling interest	55,136	1,907
Total stockholders’ equity (deficit)	168,206	(656,219)
Total liabilities and stockholders’ equity (deficit)	$23,992,536	$24,763,833

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2010	2009	2010	2009
Revenue	$32,863,624	$29,718,852	$106,007,803	$104,626,813
Cost of transportation	22,522,506	18,971,855	73,613,523	69,207,198
Net revenues	10,341,118	10,746,997	32,394,280	35,419,615
Agent commissions	7,104,883	6,981,916	22,398,448	23,535,316
Personnel costs	1,448,374	1,825,106	4,402,236	5,548,465
Selling, general and administrative expenses	551,139	1,188,977	2,800,572	3,309,679
Depreciation and amortization	386,145	479,061	1,181,862	1,267,124
Goodwill impairment	-	-	-	11,403,342
Restructuring charges	-	-	-	220,000
Total operating expenses	9,490,541	10,475,060	30,783,118	45,283,926
Income (loss) from operations	850,577	271,937	1,611,162	(9,864,311)
Other income (expense):
Interest income	35,130	2,482	38,403	8,900
Interest expense	(56,404)	(68,392)	(142,195)	(166,471)
Other	155,406	(18,089)	254,171	12,126
Gain on extinguishment of debt	-	190,000	-	190,000
Gain on litigation settlement	-	-	354,670	-
Total other income	134,132	106,001	505,049	44,555
Income (loss) before income tax (expense) benefit	984,709	377,938	2,116,211	(9,819,756)
Income tax (expense) benefit	(511,050)	(63,150)	(918,715)	166,881
Net income (loss)	473,659	314,788	1,197,496	(9,652,875)
Less: Net income attributable to non-controlling interest	(24,551)	(21,750)	(83,229)	(19,604)
Net income (loss) attributable to Radiant Logistics, Inc.	$449,108	$293,038	$1,114,267	$(9,672,479)
Net income (loss) per common share – basic	$.01	$.01	$.03	$(.28)
Net income (loss) per common share – diluted	$.01	$.01	$.03	$(.28)
Weighted average shares outstanding:
Basic shares	32,391,859	34,701,960	32,767,213	34,699,679
Diluted shares	32,533,794	34,701,960	32,937,774	34,699,679

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	RETAINED EARNINGS (DEFICIT)	NONCONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	SHARES	AMOUNT
Balance at June 30, 2009	34,106,960	$16,157	$7,889,458	$(138,250)	$(8,425,491)	$1,907	$(656,219)
Repurchase of common stock	(1,772,149)	-	-	(506,913)	-	-	(506,913)
Share-based compensation	-	-	163,842	-	-	-	163,842
Distribution to non-controlling interest	-	-	-	-	-	(30,000)	(30,000)
Net income for the nine months ended March 31, 2010	-	-	-	-	1,114,267	83,229	1,197,496
Balance at March 31, 2010	32,334,811	$16,157	$8,053,300	$(645,163)	$(7,311,224)	$55,136	$168,206

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	NINE MONTHS ENDED MARCH 31, 2010	NINE MONTHS ENDED MARCH 31, 2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$1,197,496	$(9,652,875)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	163,842	123,714
non-cash issuance of common stock (services)	-	12,084
amortization of intangibles	875,632	914,215
deferred income tax benefit	(429,104)	(1,268,034)
depreciation and leasehold amortization	306,230	352,908
gain on litigation settlement	(354,670)	-
goodwill impairment	-	11,403,342
gain on extinguishment of debt	-	(190,000)
amortization of bank fees	37,262	12,257
provision for doubtful accounts	(11,630)	134,101
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(1,111,488)	8,354,248
employee loan receivable	43,100	(10,033)
station and other receivables	(393,945)	(99,260)
prepaid expenses and other assets	(137,317)	171,684
checks issued in excess of funds	44,148	-
accounts payable and accrued transportation costs	(195,800)	(6,914,471)
commissions payable	99,513	232,188
other accrued costs	(148,412)	32,009
other long-term liabilities	23,544	-
income taxes payable	276,612	-
income tax deposit	535,074	(1,288,396)
due to former Adcom shareholder	(20,834)	-
Net cash provided by operating activities	799,253	2,319,681
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Adcom Express, Inc., net of acquired cash, including an additional $62,246 of costs incurred post-closing	-	(4,839,042)
Purchase of furniture and equipment	(46,102)	(215,785)
Payments to former shareholders of Airgroup	-	(556,639)
Payments made to former Adcom shareholder	(686,362)	-
Net cash used for investing activities	(732,464)	(5,611,466)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (payments on) credit facility, net of credit fees	(420,448)	3,413,899
Distribution to non-controlling interest	(30,000)	-
Purchases of treasury stock	(506,913)	-
Net cash provided by (used for) financing activities	(957,361)	3,413,899
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(890,572)	122,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	890,572	392,223
CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$514,337
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$588,393	$2,430,840
Interest paid	$117,349	$166,471

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

g) Station and Other Receivables

On occasion the Company extends credit to agent-based stations.

In March 2010, it was determined the Company had overpaid business and occupancy ("B&O") taxes to the State of Washington Department of Revenue during an audit of the 2006 – 2009 calendar year B&O tax returns.  The audit resulted in a $394,795 receivable due from the State of Washington which is included with station and other receivables on the condensed consolidated balance sheet as of March 31, 2010.  The results of the audit also reduced selling, general and administrative expenses on the condensed consolidated statements of operations by the same amount for the three and nine months ended March 31, 2010.

h) Furniture & Equipment

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

i) Goodwill

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time.

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

j) Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2010.

k) Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021.  As of March 31, 2010 minimum future lease payments under these non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

Fiscal Year Ending June 30	Amount
2010 (remaining portion)	$113,483
2011	280,682
2012	229,567
2013	221,158
2014	230,921
Thereafter	1,879,677
Total minimum lease payments	$2,955,488

Included in these future commitments are upcoming rental lease payments pertaining to the Company’s new corporate office location.  The initial term of this lease commences on June 1, 2010, and is set to expire on May 31, 2021.  Rent for the first 12-month period has been abated by the landlord and lease payments will begin on June 1, 2011.

l) Income Taxes

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

m) Revenue Recognition and Purchased Transportation Costs

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

n) Share-Based Compensation

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

For the three months ended March 31, 2010, the Company recorded share based compensation expense of $54,939, which, net of income taxes, resulted in a $34,062 reduction of net income. For the three months ended March 31, 2009, the Company recorded share based compensation expense of $43,022, which, net of income taxes, resulted in a $26,674 reduction of net income.

For the nine months ended March 31, 2010, the Company recorded share based compensation expense of $163,842 which, net of income taxes, resulted in a $101,582 reduction of net income. For the nine months ended March 31, 2009, the Company recorded share based compensation expense of $123,714, which, net of income taxes, resulted in a $76,703 reduction of net income.

o) Basic and Diluted Income per Share

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

For the three months ended March 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 32,533,794 shares of common stock, including options to purchase 3,620,000 shares of common stock at March 31, 2010, of which 3,060,000 were excluded as their effect would have been anti-dilutive. For the three months ended March 31, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 34,701,960 shares of common stock.  Options to purchase 3,285,000 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2009 as the exercise prices of those options were greater than the market price of common shares and were thus anti-dilutive.

For the nine months ended March 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 32,937,774 shares of common stock, including options to purchase 3,620,000 shares of common stock at March 31, 2010, of which 3,060,000 were excluded as their effect would have been antidilutive. For the nine months ended March 31, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 34,699,679 shares of common stock.  Options to purchase 3,285,000 shares of common stock were not included in the diluted EPS computation for the  nine months ended March 31, 2009 as there was a loss for the period so the shares are anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009	Nine months ended March 31, 2010	Nine months ended March 31, 2009
Weighted average basic shares outstanding	32,391,859	34,701,960	32,767,213	34,699,679
Options	141,935	-	170,561	-
Weighted average dilutive shares outstanding	32,533,794	34,701,960	32,937,774	34,699,679

p) Comprehensive Income

The Company has no components of Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

q) Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2010.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The guidance in ASU 2010-09 addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events, potentially changing reporting by both private and public entities depending on the facts and circumstances surrounding the nature of the change. All of the amendments in ASU 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors which is effective for interim and annual periods ending after June 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

The total purchase price consisted of an initial payment of $4,750,000, acquisition expenses of $288,346, and $220,000 in restructuring charges.  Also included in the acquisition is $1,250,000 in future integration payments and $319,845 in working capital and other adjustments.  The total net assets acquired were $6.61 million.  The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets at September 5, 2008.

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

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom:

	As of March 31, 2010		As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$3,523,309	$5,752,000	$2,679,547
Covenants not to compete	190,000	115,280	190,000	83,410
Total	$5,942,000	$3,638,589	$5,942,000	$2,762,957
Aggregate amortization expense:
For nine months ended March 31, 2010		$875,632
For nine months ended March 31, 2009		$914,215
Aggregate amortization expense for the years ending June 30:
2010 – For the remainder of the year		$283,653
2011		827,762
2012		769,772
2013		374,344
2014		47,880
Total		$2,303,411

NOTE 6 – VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 7). RLP commenced operations in February 2007. Non-controlling interest recorded on the income statement was an expense of $24,551 and $21,750 for the three months ended March 31, 2010 and 2009, respectively.  Non-controlling interest recorded on the income statement was an expense of $83,229 and $19,604 for the nine months ended March 31, 2010 and 2009, respectively.

The following table summarizes the balance sheets of RLP:

	March 31,	June 30,
	2010	2009
ASSETS
Accounts receivable – Radiant Logistics	$102,537	$6,656
Prepaid expenses and other current assets	1,297	2,165
Total assets	$103,834	$8,821
LIABILITIES AND PARTNERS' CAPITAL
Checks issued in excess of bank balance	$633	$212
Other accrued costs	11,308	5,431
Total liabilities	11,941	5,643
Partners' capital	91,893	3,178
Total liabilities and partners' capital	$103,834	$8,821

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

NOTE 8 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31,	June 30,
	2010	2009
Vehicles	$33,788	$33,788
Communication equipment	4,043	1,353
Office equipment	311,191	309,156
Furniture and fixtures	91,727	66,036
Computer equipment	374,155	554,337
Computer software	1,070,355	884,384
Leasehold improvements	56,821	44,002
	1,942,080	1,893,056
Less: Accumulated depreciation and amortization	(1,441,701)	(1,132,549)
Furniture and equipment – net	$500,379	$760,507

Depreciation and amortization expense related to furniture and equipment was $306,230 and $352,908 for the nine months ended March 31, 2010 and 2009, respectively.

NOTE 9 – LONG TERM DEBT

In March 2010, the Company’s $15.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was increased to $20.0 million with a maturity date of March 31, 2012. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes, including the repurchase of the Company’s stock. Borrowings under the facility bear interest, at the Company’s option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 4.00 times the Company’s consolidated EBITDA (as adjusted) measured on a rolling four quarter basis. The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At March 31, 2010, the Company was in compliance with all of its covenants.

As of March 31, 2010, the Company had $5,964,398 advances under the Facility and $1,484,264 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank.  The forgoing results in total long term debt of $7,448,662.

At March 31, 2010, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $4,863,811 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended March 31, 2010, the Company recognized net income tax expense of $511,050 consisting of current income tax expense of $678,622, and deferred income tax benefit of $167,572.

For the nine months ended March 31, 2010, the Company recognized net income tax expense of $918,715 consisting of current income tax expense of $1,347,819, and deferred income tax benefit of $429,104.

The Company was subjected to an IRS audit for the tax year ended June 30, 2007.  The audit resulted in additional federal income tax expense of $146,175 which was expensed in the three months ended March 31, 2010.

Tax years which remain subject to examination by state authorities are the years ended June 30, 2007, 2008 and 2009. Tax years which remain subject to examination by Federal authorities are the years ended June 30, 2007, 2008 and 2009.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2010 and 2009, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  During the nine months ended March 31, 2010, the Company purchased 1,772,149 shares of its common stock under this repurchase program at a cost of $506,913.

NOTE 12 – SHARE-BASED COMPENSATION

During the nine months ended March 31, 2010, the Company issued employee options to purchase 250,000 stock options at $0.28 per share. The options vest 20% per year over a five year period.

Share based compensation costs recognized during the nine months ended March 31, 2010, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of March 31, 2010.

During the nine months ended March 31, 2010, the weighted average fair value per share of employee options granted in August 2009 was $0.15.  The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Risk-Free Interest Rate	1.57%
Expected Term	6.5 years
Expected Volatility	64.3%
Expected Dividend Yield	0.00%
Forfeiture Rate	0.00%

During the nine months ended March 31, 2010 and 2009, the Company recognized stock option compensation expense of $163,842 and $123,714, respectively.  The following table summarizes activity under the plan for the nine months ended March 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2009	3,370,000	$0.520	7.08 years	$67,200
Granted	250,000	0.280	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2010	3,620,000	$0.504	6.53 years	$28,000
Exercisable at March 31, 2010	2,150,000	$0.578	5.84 years	$4,200

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

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Three months ended March 31,
Revenue	$17,401	$16,971	$15,463	$12,748	$32,864	$29,719
Cost of transportation	10,359	9,309	12,164	9,663	22,523	18,972
Net revenue	$7,142	$7,662	$3,299	$3,085	$10,341	$10,747

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Nine months ended March 31,
Revenue	$54,897	$56,714	$51,111	$47,913	$106,008	$104,627
Cost of transportation	32,802	32,342	40,812	36,865	73,614	69,207
Net revenue	$22,095	$24,372	$10,299	$11,048	$32,394	$35,420

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

Our compliance with the financial covenants of our credit facility is particularly important given the materiality of the credit facility to our day-to-day operations and overall acquisition strategy. Our debt capacity, subject to the requisite collateral at an advance rate of 80% of eligible domestic accounts receivable and up to 60% of eligible foreign receivables, is limited to a multiple of 4.00 times our consolidated EBITDA (as adjusted) as measured on a rolling four quarter basis. If we fail to comply with the covenants in our credit facility and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Three months ended March 31, 2010 (actual and unaudited) and March 31, 2009 (actual and unaudited)

We generated transportation revenue of $32.9 million and $29.7 million and net transportation revenue of $10.3 million and $10.7 million for the three months ended March 31, 2010 and 2009, respectively.  Net income was $0.4 million for the three months ended March 31, 2010, compared to net income of $0.3 million for the three months ended March 31, 2009.

We had adjusted EBITDA of $1.1 million and $0.8 million for three months ended March 31, 2010 and 2009, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended March 31, 2010 and 2009.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended March  31, 2010 and 2009:

	Three months ended March 31,		Change
	2010	2009	Amount	Percent
Net income	$449	$293	$156	53.2%
Income tax expense	511	63	448	711.1%
Net interest expense	21	66	(45)	(68.2%)
Depreciation and amortization	386	479	(93)	(19.4%)
EBITDA	$1,367	$901	$466	51.7%
Share based compensation and other non-cash costs	93	47	46	97.9%
Gain on extinguishment of debt	-	(190)	190	100.0%
Business & Occupancy tax refund (including interest)	(395)	-	(395)	N/A
Adjusted EBITDA	$1,065	$758	$307	40.5%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended March 31, 2010 and 2009 (actual and unaudited):

	Three months ended March 31,		Change
	2010	2009	Amount	Percent

Transportation revenue	$32,864	$29,719	$3,145	10.6%
Cost of transportation	22,523	18,972	3,551	15.8%
Net transportation revenue	$10,341	$10,747	$(406)	(3.8%)
Net transportation margins	31.5%	36.2%

Transportation revenue was $32.9 million for the three months ended March 31, 2010, an increase of 10.6% over transportation revenue of $29.7 million for the three months ended March 31, 2009.  Domestic transportation revenue increased by 2.6% to $17.4 million for the three months ended March 31, 2010, from $17.0 million for the three months ended March 31, 2009.  International transportation revenue increased by 21.3% to $15.5 million for the three months ended March 31, 2010, from $12.7 million for the comparable prior year period.   These increases in revenue were primarily attributed to new stations joining the network.

Cost of transportation increased to $22.5 million for the three months ended March 31, 2010, compared to $19.0 million for the three months ended March 31, 2009 as a result of increased transportation revenues.

Net transportation margins decreased to 31.5% of transportation revenue for the three months ended March 31, 2010, as compared to 36.2% of transportation revenue for the three months ended March 31, 2009.  The margin regression was attributed to proportionately higher international sales, which typically yield lower margins, coupled with pricing pressures from competitors.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2010 and 2009 (actual and unaudited):

	Three months ended March 31,
	2010		2009			Change
	Amount	Percent	Amount	Percent		Amount	Percent
Net transportation revenue	$10,341	100.0%	$10,747	100.0%		$(406)	(3.8%)
Agent commissions	7,104	68.7%	6,982	65.0%		122	1.7%
Personnel costs	1,449	14.0%	1,825	17.0%		(376)	(20.6%)
Selling, general and administrative	551	5.3%	1,189	11.1%		(638)	(53.7%)
Depreciation and amortization	386	3.8%	479	4.5%		(93)	(19.4%)
Total operating expenses	9,490	91.8%	10,475	97.5%		(985)	(9.4%)
Income from operations	851	8.2%	272	2.5%		579	212.9%
Gain on extinguishment of debt	-	0.0%	190	1.8%		(190)	(100.0%)
Other income (expense)	134	1.3%	(84)	(0.8%)		218	259.5%
Income before income taxes and noncontrolling interest	985	9.5%	378	3.5%		607	160.6%
Income tax expense	(511)	(4.9%)	(63)	(0.6	) %	(448)	711.1%
Income before noncontrolling interest	474	4.6%	315	2.9%		159	(50.5	) %
Noncontrolling interest	(25)	(0.2%)	(22)	(0.2%)		(3)	13.6%
Net income	$449	4.4%	$293	2.7%		156	53.2%

Agent commissions were $7.1 million for the three months ended March 31, 2010, an increase of 1.7% from $7.0 million for the three months ended March 31, 2009.  Agent commissions as a percentage of net transportation revenue increased to 68.7% for the three months ended March 31, 2010, from 65.0% for the comparable prior year period as a result of the proportional increase in international revenues which typically yield lower margins than our domestic revenues.

Personnel costs were $1.4 million for the three months ended March 31, 2010, a decrease of 20.6% from $1.8 million for the three months ended March 31, 2009.  Personnel costs as a percentage of net transportation revenue decreased to 14.0% for the three months ended March 31, 2010, from 17.0% for the comparable prior year period primarily as a result of reduced personnel costs associated with the integration of the back-office operations of Adcom into the operations of RGL.

Selling, general and administrative costs were $0.6 million for the three months ended March 31, 2010, a decrease of 53.7% from $1.2 million for the three months ended March 31, 2009.  The decrease resulted primarily from decreases in bad debt and lease expenses and the business and occupancy tax refund of $395,000 issued to the Company by the State of Washington Department of Revenue. As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 5.3% for the three months ended March 31, 2010, from 11.1% for the comparable prior year period.

Depreciation and amortization costs were approximately $0.4 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.  Depreciation and amortization as a percentage of net transportation revenue decreased to 3.8% for the three months ended March 31, 2010, from 4.5% for the comparable prior year period, primarily due to lower amortization costs associated with the Airgroup & Adcom acquisitions.

Income from operations was $0.9 million for the three months ended March 31, 2010, compared to income from operations of $0.3 million for the three months ended March 31, 2009.

In the three months ended March 31, 2009, the Company recorded a gain on early extinguishment of debt in the amount of $0.2 million.  There was no similar gain for the comparable current period.

Other income was $0.1 million for the three months ended March 31, 2010, compared to other expense of less than $0.1 million for the three months ended March 31, 2009.  The change was primarily attributable to foreign exchange gains from a stronger US dollar relative to historical transactions in foreign currencies.

Net income was $0.4 million for the three months ended March 31, 2010, compared to net income of $0.3 million for the three months ended March 31, 2009.

Nine months ended March 31, 2010 (actual and unaudited) and March 31, 2009 (actual and unaudited)

We generated transportation revenue of $106.0 million and $104.6 million, and net transportation revenue of $32.4 million and $35.4 million for the nine months ended March 31, 2010 and 2009, respectively.  Net income was $1.1 million for the nine months ended March 31, 2010, compared to net loss of $9.7 million for the nine months ended March 31, 2009.

We had adjusted EBITDA of $2.8 million and $2.9 million for the nine months ended March 31, 2010 and 2009, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP measure for the nine months ended March 31, 2010 and 2009.

The following table provides a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the nine months ended March 31, 2010 and 2009:

	Nine months ended March 31,		Change
	2010	2009	Amount	Percent
Net income (loss)	$1,114	$(9,672)	$10,786	111.5%
Income tax expense (benefit)	919	(167)	1,086	650.3%
Net interest expense	104	157	(53)	(33.8%)
Depreciation and amortization	1,182	1,267	(85)	(6.7%)
EBITDA	$3,319	$(8,415)	11,734	139.4%
Share based compensation and other non-cash costs	246	136	110	80.9%
Gain on litigation settlement	(355)	-	(355)	N/A
Goodwill impairment	-	11,403	(11,403)	(100.0%)
Gain on extinguishment of debt	-	(190)	190	100.0%
Business & Occupancy tax refund (including interest)	(395)	-	(395)	N/A
Adjusted EBITDA	$2,815	$2,934	$119	4.1%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2010 and 2009 (actual and unaudited):

	Nine months ended March 31,		Change
	2010	2009	Amount	Percent
Transportation revenue	$106,008	$104,627	$1,381	1.3%
Cost of transportation	73,614	69,207	4,407	6.4%
Net transportation revenue	$32,394	$35,420	$(3,026)	(8.5%)
Net transportation margins	30.6%	33.9%

Transportation revenue was $106.0 million for the nine months ended March 31, 2010, an increase of 1.3% over transportation revenue of $104.6 million for the nine months ended March 31, 2009.  Domestic transportation revenue decreased by 3.2% to $54.9 million for the nine months ended March 31, 2010, from $56.7 million for the nine months ended March 31, 2009. The decrease was primarily attributed to the effects from the slowing global economy.  International transportation revenue increased by 6.7% to $51.1 million for the nine months ended March 31, 2010, from $47.9 million for the comparable prior year period, mainly attributable to the inclusion of international revenues associated with the Adcom acquisition for the full nine months ended March 31, 2010.

Cost of transportation increased 6.4% to $73.6 million for the nine months ended March 31, 2010, compared to $69.2 million for the nine months ended March 31, 2009.  Cost of transportation as a percentage of transportation revenues increased as a result of a higher ratio of international sales which typically yield lower margins.

Net transportation margins decreased to 30.6% of transportation revenue for the nine months ended March 31, 2010, as compared to 33.9% of transportation revenue for the nine months ended March 31, 2009.  The margin regression was attributed to proportionately higher international sales, which typically yield lower margins, coupled with pricing pressures from competitors.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2010 and 2009 (actual and unaudited):

	Nine months ended March 31,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$32,394	100.0%	$35,420	100.0%	$(3,026)	(8.5%)
Agent commissions	22,398	69.1%	23,535	66.4%	(1,137)	(4.8%)
Personnel costs	4,402	13.6%	5,548	15.7%	(1,146)	(20.7%)
Selling, general and administrative	2,801	8.6%	3,310	9.3%	(509)	(15.4%)
Depreciation and amortization	1,182	3.7%	1,267	3.6%	(85)	(6.7%)
Restructuring charges	-	0.0%	220	0.6%	(220)	(100.0%)
Goodwill impairment	-	0.0%	11,403	32.2%	(11,403)	(100.0%)
Total operating expenses	30,783	95.0%	45,283	127.8%	(14,500)	(32.0%)
Income (loss) from operations	1,611	5.0%	(9,863)	(27.8%)	11,474	116.3%
Gain on extinguishment of debt	-	0.0%	190	0.5%	(190)	(100.0%)
Gain on litigation settlement	355	1.1%	-	0.0%	355	N/A
Other income (expense)	150	0.4%	(146)	(0.4%)	296	202.7%
Income (loss) before income taxes and noncontrolling interest	2,116	6.5%	(9,819)	(27.7%)	11,935	121.6%
Income tax (expense) benefit	(919)	(2.8%)	167	0.5%	(1,086)	(650.3%)
Income (loss) before noncontrolling interest	1,197	3.7%	(9,652)	(27.2%)	10,849	112.4%
Noncontrolling interest	(83)	(0.3%)	(20)	(0.1%)	(63)	(315.0%)
Net income (loss)	$1,114	3.4%	$(9,672)	(27.3%)	$10,786	111.5%

Agent commissions were $22.4 million for the nine months ended March 31, 2010, a decrease of 4.8% from $23.5 million for the nine months ended March 31, 2009.  Agent commissions as a percentage of net transportation revenue increased to 69.1% for the nine months ended March 31, 2010, from 66.4% for the comparable prior year period as a result of the proportional increase in international revenues which typically yield lower margins than our domestic revenues and a corresponding reduction in commission expense.

Personnel costs were $4.4 million for the nine months ended March 31, 2010, a decrease of 20.7% from $5.5 million for the nine months ended March 31, 2009.  Personnel costs as a percentage of net transportation revenue decreased to 13.6% for the nine months ended March 31, 2010, from 15.7% for the comparable prior year period primarily as a result reduced personnel costs associated with the integration of the back-office operations of Adcom into the operations of RGL.

Selling, general and administrative costs were $2.8 million for the nine months ended March 31, 2010, a decrease of 15.4% from $3.3 million for the nine months ended March 31, 2009.  As a percentage of net transportation revenue, selling, general and administrative costs decreased to 8.6% for the nine months ended March 31, 2010, from 9.3% for the comparable prior year period.  The decrease was primarily attributable to the business and occupancy tax refund of $395,000 issued to the Company by the State of Washington Department of Revenue.

Depreciation and amortization costs were approximately $1.2 million for the nine months ended March 31, 2010 and $1.3 million for the nine months ended March 31, 2009.  Depreciation and amortization as a percentage of net transportation revenue increased to 3.7% for the nine months ended March 31, 2010, from 3.6% for the comparable prior year period, primarily due to the decrease in net transportation revenue being greater than the decrease in depreciation and amortization which are unaffected by changes in operations.

Restructuring costs incurred in the nine months ended March 31, 2009, were $0.2 million as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs.  There were no similar costs for the current period.

In the nine months ended March 31, 2009, the Company recorded an impairment charge to goodwill in the amount of $11.4 million.  There was no similar charge for the comparable current period.

Income from operations was $1.6 million for the nine months ended March 31, 2010, compared to a loss from operations of $9.9 million for the nine months ended March 31, 2009.  The difference was primarily due to the $11.4 million impairment charge to goodwill.

Other income was $0.5 million for the nine months ended March 31, 2010, compared to less than $0.1 million for the nine months ended March 31, 2009.  The change was primarily attributable to foreign exchange gains from a stronger US dollar relative to historical transactions in foreign currencies.

Net income was $1.1 million for the nine months ended March 31, 2010, compared to net loss of $9.7 million for the nine months ended March 31, 2009.  The difference was primarily due to the $11.4 million impairment charge to goodwill.

Supplemental Pro forma Information

The following table provides a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands, for the nine months ended March 31, 2010 (actual and unaudited) and March 31, 2009 (pro forma and unaudited)):

	Nine months ended March 31,		Change
	2010	2009	Amount	Percent
Net income (loss)	$1,114	$(9,791)	$10,905	111.4%
Income tax expense (benefit)	919	(159)	1,078	678.0%
Net interest expense	104	230	(126)	(54.8%)
Depreciation and amortization	1,182	1,300	(118)	(9.1%)
EBITDA	$3,319	$(8,420)	$11,739	139.4%
Share based compensation and other non-cash costs	246	136	110	80.9%
Gain on litigation settlement	(355)	-	(355)	N/A
Gain on extinguishment of debt	-	(190)	190	100.0%
Goodwill impairment	-	11,403	(11,403)	(100.0%)
Business & Occupancy tax refund (including interest)	(395)	-	(395)	N/A
Adjusted EBITDA	$2,815	$2,929	$(114)	3.9%

The following table summarizes March 31, 2010 (actual and unaudited) and March 31, 2009 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2010	2009	Amount	Percent
Transportation revenue	$106,008	$116,771	$(10,763)	(9.2%)
Cost of transportation	73,614	77,547	(3,933)	(5.1%)
Net transportation revenue	$32,394	$39,244	$(6,850)	(17.5%)
Net transportation margins	30.6%	33.6%

Transportation revenue was $106.0 million for the nine months ended March 31, 2010, a decrease of 9.2% over pro forma transportation revenue of $116.8 million for the nine months ended March 31, 2009.

Cost of transportation was $73.6 million for the nine months ended March 31, 2010, a decrease of 5.1% over pro forma costs of transportation of $77.6 million for the nine months ended March 31, 2009.

Net transportation margins decreased to 30.6% for the nine months ended March 31, 2010, compared to pro forma transportation margins of 33.6% for the nine months ended March 31, 2009.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2010 (actual and unaudited) and March 31, 2009 (pro forma and unaudited):

	Nine months ended March 31,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$32,394	100.0%	$39,224	100.0%	$(6,830)	(17.4%)
Agent commissions	22,398	69.1%	26,507	67.6%	(4,109)	(15.5%)
Personnel costs	4,402	13.6%	5,995	15.3%	(1,593)	(26.6%)
Selling, general and administrative	2,801	8.6%	3,670	9.4%	(869)	(23.7%)
Depreciation and amortization	1,182	3.7%	1,300	3.3%	(118)	(9.1%)
Restructuring charges	-	0.0%	220	0.6%	(220)	(100.0%)
Goodwill impairment	-	0.0%	11,403	29.1%	(11,403)	(100.0%)
Total operating expenses	30,783	95.0%	49,095	125.2%	(18,312)	(37.3%)
Income (loss) from operations	1,611	5.0%	(9,871)	(25.2%)	11,482	116.3%
Gain on extinguishment of debt	-	0.0	190	(0.5%)	(190)	100.0%)
Gain on litigation settlement	355	1.1	-	0.0%	355	N/A
Other income (expense)	150	0.4%	(249)	(0.6%)	399	160.2%
Income (loss) before income taxes and noncontrolling interest	2,116	6.5%	(9,930)	(25.3%)	12,046	121.3%
Income tax (expense) benefit	(919)	(2.8%)	159	(0.4%)	(1,078)	(678.0%)
Income (loss) before noncontrolling interest	1,197	3.7%	(9,771)	(24.9%)	10,968	112.3%
Noncontrolling interest	(83)	(0.3%)	(20)	(0.1%)	(63)	(315.0%)
Net income (loss)	$1,114	3.4%	$(9,791)	(25.0%)	$10,905	111.4%

Agent commissions were $22.4 million for the nine months ended March 31, 2010, a decrease of 15.5% from $26.5 million for the pro forma nine months ended March 31, 2009.  Agent commissions as a percentage of net transportation revenue increased to 69.1% of net transportation revenue for the nine months ended March 31, 2010, compared to 67.6% for pro forma nine months ended March 31, 2009.

Personnel costs were $4.4 million for the nine months ended March 31, 2010, a decrease of 26.6% from $6.0 million for the pro forma nine months ended March 31, 2009.  Personnel costs as a percentage of net transportation revenue decreased to 13.6% of net transportation revenue for the nine months ended March 31, 2010, compared to 15.3% for the pro forma nine months ended March 31, 2009.

Selling, general and administrative costs were $2.8 million for the nine months ended March 31, 2010, a decrease of 23.7% from $3.7 million for the pro forma nine months ended March 31, 2009.  As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 8.6% for nine months ended March 31, 2010 from 9.4% for the pro forma nine months ended March 31, 2009.

Depreciation and amortization costs were $1.2 million for the nine months ended March 31, 2010, and $1.3 million for the pro forma nine months ended March 31, 2009.  As a percentage of net transportation revenue, depreciation and amortization costs increased to 3.7% for nine months ended March 31, 2010, from 3.3% for the pro forma nine months ended March 31, 2009.

Restructuring costs of $0.2 million were incurred in the pro forma nine months ended March 31, 2009.  There were no similar costs for the current period.

For the pro forma nine months ended March 31, 2009, the Company recorded an impairment charge to goodwill in the amount of $11.4 million.  There were no similar costs for the current period.

Income from operations was $1.6 million for the nine months ended March 31, 2010, compared to a loss from operations of $9.9 million for the pro forma nine months ended March 31, 2009.

Other income was $0.5 million for the nine months ended March 31, 2010, compared to other expense of $0.1 million for the pro forma nine months ended March 31, 2009.

Net income was $1.1 million for the nine months ended March 31, 2010, compared to a net loss of $9.8 million for the pro forma nine months ended March 31, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.8 million for the nine months ended March 31, 2010, compared to $2.3 million for the nine months ended March 31, 2009.  The change was principally driven by a decrease in net collections on outstanding receivables and an increase in amounts loaned to stations, partially offset by a decrease in net payments on outstanding payables and positive cash flows from income taxes attributable to current year net income.

Net cash used for investing activities was $0.7 million for the nine months ended March 31, 2010, compared to net cash used of $5.6 million for the nine months ended March 31, 2009.  Use of cash for the nine months ended March 31, 2010, related primarily to payments made to the former Adcom shareholder. Use of cash for the nine months ended March 31, 2009 consisted primarily of approximately $4.8 million for the acquisition of Adcom, $0.2 million spent for furniture and equipment, and $0.6 million in payments to former shareholders of Airgroup.

Net cash used for financing activities was $1.0 million for the nine months ended March 31, 2010, compared to net cash provided of $3.4 million for the nine months ended March 31, 2009.  The cash provided by financing activities for the nine months ended March 31, 2010, consisted primarily of net payments on our credit facility of $0.4 million, $0.5 million of treasury stock purchases and a distribution to the non-controlling interest of a subsidiary of less than $0.1 million.  The cash provided by financing activities for the nine months ended March 31, 2009, consisted of borrowings from our credit facility for the acquisition of Adcom and to support working capital requirements driven by the growth of our business.

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

Effective September 5, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11.05 million, consisting of: (i) $4.75 million in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2.8 million in four "Tier-1 Earn-Out Payments" of up to $700,000 each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the stock purchase agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to a maximum of $2.0 million, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16.56 million during the four year earn-out period; and (v) an "Integration Payment" of $1.25 million, payable (a) on the earlier of the date certain integration targets are achieved or 18 months after the closing, and (b) payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

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

For the year ended June 30, 2009, the former Adcom shareholder earned approximately $337,000.  On or about January 22, 2010, Mr. Friedman filed a second arbitration claim against us alleging that we breached the purchase agreement in connection with the calculation and payment of post closing integration and earn-out payments.  We have asserted our rights of set-off against such payments, including those amounts awarded to us in the 2009 Arbitration described above, and approximately $200,000 in settlement of a claim incurred as result of Mr. Friedman's breach of certain representations and warranties contained in the securities purchase agreement.

As of March 31, 2010, the Company owes Mr. Friedman $162,453 in cash and $785,013 in Company stock.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year(1):	2011	2012	2013
Earn-out period:	7/1/2009 – 6/30/2010	7/1/2010 –6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350	$350
Equity	350	350	350
Total potential earn-out payments	$700	$700	$700
Total gross margin targets	$4,320	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

Credit Facility

In March 2010, the Company’s $15.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was increased to $20.0 million with a maturity date of March 31, 2012. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes, including the repurchase of the Company’s stock. Borrowings under the facility bear interest, at the Company’s option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 4.00 times the Company’s consolidated EBITDA (as adjusted) measured on a rolling four quarter basis. The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

Given our continued focus on the build-out of our network of exclusive agency locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations. However, continued growth through strategic acquisitions, will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock in  payment of all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

Advances made under our $20.0 million facility are limited to the eligible accounts receivable available to support our borrowings.  As of March 31, 2010, we have approximately $11.0 in eligible accounts receivable and, net of advances outstanding, approximately $4.9 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. Except for the acquisition of our agent based stations, we would generally expect our acquisitions to contribute additional eligible accounts receivable to our borrowing base and create capacity for additional borrowings under our Facility. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale or issuance of equity.

Off Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4T. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2010, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

2010 Friedman Arbitration Claim

On or about January 22, 2010, Robert Friedman, the former shareholder of Adcom, filed an arbitration claim against us with the American Arbitration Association in Minneapolis, MN alleging breach of the securities purchase between the Company and Mr. Friedman.  Mr. Friedman alleges that we breached the agreement in connection with the calculation and payment of post closing integration and earn-out payments and by asserting rights of set-off against such payments.  Mr. Friedman is seeking payment in an unspecified amount.   We filed an answer denying liability and counterclaim in the amount of $0.2 million, representing amounts paid by us in settlement of a claim incurred as result of Mr. Friedman's breach of certain representations and warranties contained in the securities purchase agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a share repurchase program that authorizes us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the three month period ended March 31, 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from March 1, 2010 through March 31, 2010	62,399	$0.24	1,772,149	2,633,451
Total	62,399	$0.24	1,772,149	2,633,451

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock through December 31, 2010.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated May 17, 2010	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: May 17, 2010	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer and Chief Financial Officer

Date: May 17, 2010	/s/ Todd E. Macomber
Todd E. Macomber Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 17, 2010