Form 10-K
period 2010-06-30
RADIANT LOGISTICS, INC
filed 2010-09-27
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from ______ to ________

Commission File Number 000-50283

RADIANT LOGISTICS, INC.
(Name of Registrant as Specified in Its Charter)

Delaware	04-3625550
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

405 114th Avenue S.E.
Bellevue, WA 98004
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No [* ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant's common stock on December 31, 2009 as reported on the OTC Bulletin Board was $3,992,793. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of September 27, 2010, 29,894,421 shares of the registrant's common stock were outstanding.
Documents Incorporated by Reference: None

TABLE OF CONTENTS

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) use our current infrastructure as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) continue growing our business and maintain historical or increased gross profit margins; (v) locate suitable acquisition opportunities; (vi) secure the financing necessary to complete any acquisition opportunities we locate; (vii) assess and respond to competitive practices in the industries in which we compete; (viii) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (ix) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (x) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

ITEM 1. BUSINESS

The Company

Radiant Logistics, Inc. (the "Company," "we" or "us") was incorporated in the State of Delaware on March 15, 2001. Currently, we are executing a strategy to build a global transportation and supply chain management company through organic growth and the strategic acquisition of best-of-breed, non-asset based transportation and logistics providers to offer our customers domestic and international freight forwarding and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing.

We completed the first step in our business strategy through the acquisition of Airgroup Corporation ("Airgroup") effective as of January 1, 2006. Airgroup is a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Airgroup has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions since our acquisition of Airgroup.  In November 2007, we acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

In connection with the acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position our centralized back-office operations to service both the Airgroup and Adcom network brands.  RGL, through the Airgroup and Adcom network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

We will continue to search for targets that fit within our acquisition criteria. Our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities.  Although we can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market, in March of 2010, we were successful in increasing our credit facility from $15.0 million to $20.0 million.

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

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier.  We operate as a freight forwarder.  Freight forwarders procure shipments from customers and arrange the transportation of cargo on a carrier.  A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation, DHL Worldwide Express, Inc. and United Parcel Service ("UPS"), provide pickup and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  Freight forwarders generally handle shipments of any size and offer a variety of customized shipping options.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by us through our Airgroup and Adcom brands. We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings.

Our organic growth strategy involves strengthening existing and expanding new customer relationships.  One of the drivers of this strategy is our ability to retain existing, and secure new exclusive agency locations. Since our acquisition of Airgroup, we have focused our efforts on the organic build-out of our network of exclusive agency locations, as well as the enhancement of our back office infrastructure and transportation and accounting systems. Through our most recent acquisition of Adcom we have made further progress in our acquisition strategy and intend to pursue further acquisition opportunities to consolidate and enhance our position in current markets and acquire operations in new markets.

Our growth strategy has been designed to take advantage of shifting market dynamics.  The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains.  The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants' need for capital, and their owners' desire for liquidity has and will continue to produce a large number of attractive acquisition candidates.  More specifically, we believe that there are a number of participants within the agent-based forwarding community that will be seeking liquidity within the next several years as these owners approach retirement age, which creates a significant growth opportunity by supporting these logistics entrepreneurs in transition.  Our target acquisition candidates are generally expected to have earnings of $1.0 to $5.0 million per year.  Companies in this range of earnings may be receptive to our acquisition program since they are often too small to be identified as acquisition targets by larger public companies or to independently attempt their own public offerings.

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

Operations

Through our Airgroup and Adcom stations, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our revenues are generated from a number of diverse services, including air freight forwarding, ocean freight forwarding,  logistics and other value-added services.

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

We utilize a web-enabled third-party freight forwarding software (Cargowise) which is integrated to our third-party accounting system (SAP) that combine to form the foundation of our supply-chain technologies which we call "Globalvision".  Globalvision provides us with a common set of back-office operating, accounting and customer facing applications used across the network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a "best-of-breed" solution set using a combination of owned and licensed technologies.  This strategy will require the investment of significant management and financial resources to deliver these enabling technologies.

Our Competitive Advantages

As a non-asset based third-party logistics provider, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost; non-asset based business model; (ii) our intention to develop a global network; (iii) our information technology resources; and (iv) our diverse customer base:

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

•
Intention to develop a global network.  We intend to focus on expanding our network on a global basis.  Once accomplished, this will enable us to provide a closed-loop logistics chain to our customers worldwide.  Within North America, our capabilities consist of our pickup and delivery network, ground and air networks, and logistics capabilities. Our ground and pickup and delivery networks enable us to service the growing deferred forwarding market while providing the domestic connectivity for international shipments once they reach North America.  In addition, our heavyweight air network provides for competitive costs on shipments, as we have no dedicated charters or leases and can capitalize on available capacity in the market to move our customers’ goods.

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

•
Diverse customer base.  We have a well-diversified base of customers that includes manufacturers, distributors and retailers. As of the date of this report, no single customer represented more than 5% of our business reducing risks associated with any particular industry or customer concentration.  Although we have no customers that account for more than 5% of our revenues, there are two agency locations that each account for more than 5% of our total gross revenues.

Sales and Marketing

We principally market our services through the senior management teams in place at each of our 72 company-owned and exclusive independent agent offices located across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service.  Our current network is predominantly represented by exclusive agent operations that rely on us for operating authority, technology, sales and marketing support, access to working capital and our carrier network, and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

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

Principal Customers

Although we have no customers that account for more than 5% of our revenues, there are two agency locations which each account for more than 5% of our total gross revenues.

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

We currently sell our services through a network predominantly represented by exclusive agent stations located throughout North America. Although we have exclusive and long-term relationships with these agents, our Airgroup agency agreements are generally terminable by either party subject to requisite notice provisions that generally range from 10-30 days. The Adcom agency agreements generally carry a fixed term and can range from 1 to 25 years and generally include a first-right-of refusal to acquire the location. Although we have no customers that account for more than 5% of our revenues, there are two agency locations which each account for more than 5% of our total gross revenues. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

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

 Our information technology systems are dependent upon third party communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, and our ability to provide services to our customers.

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

Our freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation ("DOT") under the Federal Aviation Act, and by the Department of Homeland Security and the Transportation Security Administration ("TSA"). Our overseas independent agents’ air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers. We do not believe that costs of regulatory compliance have had a material adverse impact on our operations to date. However, our failure to comply with any applicable regulations could have an adverse effect. There can be no assurance that the adoption of future regulations would not have a material adverse effect on our business.

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

The terms of our credit facility are subject to certain financial covenants which may limit the amount otherwise available under that facility. Principal among these are financial covenants that limit funded debt to a multiple of our consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"). Under this covenant, our funded debt is limited to a multiple of 4.00 of our EBITDA measured on a rolling four quarter basis. Our ability to generate EBITDA will be critical to our ability to use the full amount of the credit facility.

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

There are a limited number of operating companies available for acquisition which we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies which we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

•	failure to agree on the terms necessary for a transaction, such as the purchase price;
•	incompatibility between our operational strategies and management philosophies
•	and those of the potential acquiree;
•	competition from other acquirers of operating companies;
•	lack of sufficient capital to acquire a profitable logistics company; and
•	unwillingness of a potential acquiree to work with our management.

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

In March 2010, our $15.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit, was increased to $20.0 million, to provide additional funding for further acquisitions and our on-going working capital requirements. Under the terms of the credit facility, we are subject to a number of financial and operational covenants which may limit the number of additional acquisitions we make without the lender’s consent. In the event that we are not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the lender’s consent or retired the credit facility. This may prevent us from completing acquisitions which we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived organically. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, when, in fact, we believe they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our EBITDA, a measure of financial performance which does not conform to generally accepted accounting principles ("GAAP"), provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income.  Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges.  Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance.  If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation provides that directors may only be removed for cause by the affirmative vote of 75% of our outstanding shares and that amendments to our bylaws require the affirmative vote of holders of two-thirds of our outstanding shares. Our certificate of incorporation also includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting.

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

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, and independent director nomination, audit and compensation committees.  Unless we voluntarily elect to comply with those obligations, investors in our shares will not have the protections offered by those corporate governance provisions. As of the date of this report, we have not elected to comply with any regulations that do not apply to us. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, we cannot assure that we will do so or that such application will be approved.

We are required to comply with Section 404a of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, Starting with our fiscal year ended June 30, 2008, we became subject to the requirements of Section 404a.  Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2. PROPERTIES

Our principal executive offices are located at 405 114th Avenue S.E., Bellevue, Washington 98004 and consist of 13,018 feet of office space which we lease for an average of $17,160 per month over the life of the lease expiring April 30, 2021.  We also maintain approximately 8,125 feet of office space at 19320 Des Moines Memorial Drive South, SeaTac, Washington which we lease for approximately $5,650 per month pursuant to lease that expires December 31, 2010.   In addition, we own a small parcel of undeveloped acreage located at Grays Harbor, Washington, which is not material to our business.  We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our operating subsidiaries are involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business.

Team Air Express Proceeding

On February 21, 2007, Team Air Express, Inc. (“Team Air”) filed suit against the Company, Texas Time Express, Inc. (the current owner of the Company’s Dallas branch office), and the individual owners and officers of Texas Time, in the District Court of the State of Texas, Tarrant County, claiming that collectively the Defendants tortuously interfered with Team Air’s contract and business relations with VRC Express, Inc. (“VRC”), the former owner of Team Air’s Chicago branch office. Team Air seeks to recover damages based on alleged interference with its existing contract and business relationship with VRC. More specifically, Team Air contends Texas Time and we intentionally attempted to subvert the business relationship with Team Air and VRC. Team Air further contends that the Defendants’ efforts to solicit VRC were unlawful and intended to cause harm to Team Air, thus exceeding the bounds of fair competition. The litigation is ongoing and management believes no interference of the VRC contract has occurred.  We will continue to vigorously defend this matter.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol "RLGT.OB." The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our past two fiscal years, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on September 24, 2010, was $0.36 per share.

	High	Low
Year Ended June 30, 2010:
Quarter ended June 30, 2010	$.30	$.23
Quarter ended March 31, 2010	.26	.22
Quarter ended December 31, 2009	.32	.21
Quarter ended September 30, 2009	.32	.20

Year Ended June 30, 2009:
Quarter ended June 30, 2009	$.32	$.12
Quarter ended March 31, 2009	.17	.06
Quarter ended December 31, 2008	.30	.09
Quarter ended September 30, 2008	.30	.15

Holders

As of September 24, 2010, the number of stockholders of record of our common stock was 107.   We believe there are additional beneficial owners of our common stock who hold their shares in street name.

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

Transfer Agent

Pacific Stock Transfer Company, 500 East Warm Springs, Suite 240, Las Vegas, Nevada 89119, serves as our transfer agent.

Purchases of Common Stock

We have a share repurchase program that authorizes us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the fourth quarter of Fiscal 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Repurchases from April 1, 2010 through April 30, 2010	351,000	0.26	351,000	2,281,851
Repurchases from May 1, 2010 through May 31, 2010	156,000	0.27	156,000	2,125,851
Repurchases from June 1, 2010 through June 30, 2010	554,350	0.28	554,350	1,571,501
Total	1,061,350	$0.27	1,061,350	1,571,501

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions since our initial acquisition of Airgroup in January of 2006.  In November 2007, we acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management, and warehousing.

Our growth strategy will continue to focus on both organic growth and acquisitions.  From an organic perspective, we will focus on strengthening existing and expanding new customer relationships. One of the drivers of our organic growth will be retaining existing, and securing new exclusive agency locations. Since our acquisition of Airgroup, we have focused our efforts on the build-out of our network of exclusive agency offices, as well as enhancing our back-office infrastructure and transportation and accounting systems.  We will continue to search for targets that fit within its acquisition criteria. Our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities.

As we continue to build out its network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. Our acquisition strategy relies upon two primary factors:  first, our ability to identify and acquire target businesses that fit within our general acquisition criteria; and second, the continued availability of capital and financing resources sufficient to complete these acquisitions.

Successful implementation of our growth strategy depends upon a number of factors, including our ability to: (i) continue developing new agency locations; (ii) locate acquisition opportunities; (iii) secure adequate funding to finance identified acquisition opportunities; (iv) efficiently integrate the businesses of the companies acquired; (v) generate the anticipated economies of scale from the integration; and (vi)  maintain the historic sales growth of the acquired businesses in order to generate continued organic growth.  There are a variety of risks associated with our ability to achieve its strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates.

Performance Metrics

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.), and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation expense, extraordinary items and other non-cash charges.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include the assessment of the recoverability of long-lived assets (including acquired intangibles), recoverability of goodwill, and revenue recognition.

We perform an annual impairment test for goodwill. The first step of the impairment test requires us to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. We have only one reporting unit.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We typically perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.

During the second quarter of fiscal 2009, in connection with the preparation of the condensed consolidated financial statements included herein, we concluded indicators of potential impairment were present due to the sustained decline in our share price resulting in our market capitalization being less than its book value. We conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and our business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As we have significantly grown the business since our initial acquisition of Airgroup, we have also grown its customer relationship intangibles as we added additional stations. Through our impairment testing and review, we concluded our discounted cash flow analysis supports a valuation of our identifiable intangible assets well in excess of their carrying value.  However, generally accepted accounting principles ("GAAP") do not allow us to recognize the previously unrecognized intangible assets in connection with these new stations.  Factoring this with management’s assessment of the fair value of other assets and liabilities resulted in no residual implied fair value remaining to be allocated to goodwill. As a result, for the quarter ending December 31, 2008, we recorded a non-cash goodwill impairment charge of $11.4 million. This non-cash charge did not have any impact on our compliance with the financial covenants in our credit agreement.

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from our acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

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

As a non-asset based carrier we do not own transportation assets. We generate the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill ("HAWB") or a House Ocean Bill of Lading ("HOBL") are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by us to reflect differences between the original accruals and actual costs of purchased transportation.

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

Results of Operations

Basis of Presentation

The results of operations discussion which appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects of the acquisition of Adcom on our consolidated financial statements during fiscal year 2009. The pro forma information has been presented for fiscal year ended June 30, 2009 as if we had acquired Adcom as of July 1, 2008. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Adcom and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

Fiscal year ended June 30, 2010, compared to fiscal year ended June 30, 2009.

We generated transportation revenue of $146.7 million and net transportation revenue of $45.6 million for the year ended June 30, 2010, as compared to transportation revenue of $137.0 million and net transportation revenue of $45.6 million for the year ended June 30, 2009.  Net income was $2.0 million for the year ended June 30, 2010, compared to a net loss of $9.7 million for the year ended June 30, 2009.

We had adjusted EBITDA of $4.2 million and $3.7 million for years ended June 30, 2010 and 2009, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, all amortization charges relating to leasehold improvements and other intangible assets, and impairment charges relating to goodwill. We then further adjust EBITDA to exclude costs related to share based compensation expense, unusual items and other non-cash charges consistent with the financial covenants of our credit facility. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the credit agreement.  A violation of this covenant in the credit agreement would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the credit agreement.  For the forgoing reasons, we believe that the credit agreement is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation for the fiscal years ended June 30, 2010 and June 30, 2009 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2010	2009	Amount	Percent

Net income (loss)	$1,959	$(9,730)	$11,689	(120.1)%
Income tax expense	1,093	44	1,049	2,384.1%
Net interest expense	135	204	(69)	(33.8)%
Depreciation and amortization	1,598	1,743	(145)	(8.3)%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$4,785	$(7,739)	$12,524	(161.8)%

Share based compensation and other non-cash costs	315	203	112	55.2%
Goodwill impairment	-	11,403	(11,403)	(100.0)%
Gain on extinguishment of debt	(135)	(190)	55	(28.9)%
Business & Occupancy tax refund	(364)	-	(364)	N/A
Gain on litigation settlement	(355)	-	(355)	N/A
Adjusted EBITDA	$4,246	$3,677	$569	15.5%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2010 and June 30, 2009:

	Years ended June 30,		Change
	2010	2009	Amount	Percent

Transportation revenue	$146,716	$136,996	$9,720	7.1%
Cost of transportation	101,086	91,427	9,659	10.6%

Net transportation revenue	$45,630	$45,569	$61	0.1%
Net transportation margins	31.1%	33.3%

We generated transportation revenue of $146.7 million and net transportation revenue of $45.6 million for the year ended June 30, 2010, as compared to transportation revenue of $137.0 million and net transportation revenue of $45.6 million for the year ended June 30, 2009.  Domestic and international transportation revenue was $78.6 million and $68.1 million, respectively, for the year ended June 30, 2010, compared with $73.2 million and $63.8 million, respectively, for the year ended June 30, 2009.  Transportation revenues and costs of transportation increased in fiscal year 2010 primarily due to the addition of new agent-based locations.

Cost of transportation was 68.9% and 66.7% of transportation revenue for the years ended June 30, 2010 and 2009, respectively.  Net transportation margins were 31.1% and 33.3% of transportation revenue for the years ended June 30, 2010 and 2009, respectively.  The decrease in net transportation margins was due to pricing pressures in the marketplace associated with the weak economic environment.

The following table compares condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2010 and June 30, 2009:

	Years ended June 30,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$45,630	100.0%	$45,569	100.0%	$61	0.1%

Agent commissions	31,377	68.8%	30,565	67.1%	812	2.7%
Personnel costs	5,882	12.9%	6,921	15.2%	(1,039)	(15.0)%
Selling, general and administrative	4,295	9.4%	4,288	9.4%	7	0.2%
Depreciation and amortization	1,598	3.5%	1,743	3.8%	(145)	(8.3)%
Restructuring charges	-	0.0%	220	0.5%	(220)	N/A
Goodwill impairment charge	-	0.0%	11,403	25.0%	(11,403)	N/A

Total operating costs	43,152	94.6%	55,140	121.0%	(11,988)	(21.7)%

Income (loss) from operations	2,478	5.4%	(9,571)	(21.0)%	12,049	125.9%
Other (expense) income	693	1.5%	(88)	(0.2)%	781	887.5%

Income (loss) before income taxes and non-controlling interest	3,171	6.9%	(9,659)	(21.2)%	12,830	132.8%
Income tax expense	(1,093)	(2.4)%	(44)	(0.1)%	(1,049)	(2,384.1)%

Income (loss) before non-controlling interest	2,078	4.6%	(9,703)	(21.3)%	11,781	121.4%
Non-controlling interest	(119)	(0.3)%	(27)	0.1%	(92)	(340.7)%

Net income (loss)	$1,959	4.3%	$(9,730)	(21.4)%	$11,689	120.1%

Agent commissions were $31.4 million for the year ended June 30, 2010, an increase of 2.7% from $30.6 million for the year ended June 30, 2009, as a result of increased revenues associated with newly added agent based locations.  As a percentage of net revenues, agent commissions increased to 68.8% for the year ended June 30, 2010 from 67.1% for the year ended June 30, 2009.  The increase is attributed to newly added agent-based stations which generated a higher percentage of our total revenues in 2010 as compared to 2009 and where these new stations earned commissions.

Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $5.9 million for the year ended June 30, 2010, a decrease of 15.0% from $6.9 million for the year ended June 30, 2009.  The decrease was primarily attributed to a full year of savings associated with migrating the Adcom back-office positions into RGL’s back office resulting in a significant reduction of head count. As a percentage of net revenues, personnel costs decreased to 12.9% for the year ended June 30, 2010 from 15.2% for the year ended June 30, 2009.

Selling, general and administrative ("SG&A") costs consist primarily of marketing, rent, professional services, insurance and travel expenses.  SG&A costs were relatively unchanged at $4.3 million for the years ended June 30, 2010 and 2009.  As a percentage of net revenues, SG&A costs remained constant at 9.4% for the years ended June 30, 2010 and June 30, 2009.

Depreciation and amortization costs were $1.6 million for the year ended June 30, 2010, a decrease of 8.3% from $1.7 million for the year ended June 30, 2009.  The decrease primarily related to lower amortization expenses of intangibles associated with RGL.  As a percentage of net revenues, depreciation and amortization decreased to 3.5% for the year ended June 30, 2010 from 3.8% for the year ended June 30, 2009.

Income from operations was $2.5 million for the year ended June 30, 2010, compared to a loss from operations of $9.6 million for the year ended June 30, 2009.  The change in earnings was primarily attributed to the goodwill impairment charge of $11.4 million during the year ended June 30, 2009.

Other income was $0.7 million for the year ended June 30, 2010, as compared to other expense of $0.1 million during year ended June 30, 2009.  The change was primarily due to gains associated with a litigation settlement, extinguishments of debt and foreign currency exchange.   As a percentage of net revenues, other income was 1.5% for the year ended June 30, 2010 and other expense was 0.2% for the year ended June 30, 2009.

Net income for the year ended June 30, 2010 was $2.0 million as compared to net loss of $9.7 million for the year ended June 30, 2009.

Supplemental Pro forma Information

The following table provides a reconciliation for the fiscal years ended June 30, 2010 (audited) and June 30, 2009 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2010	2009	Amount	Percent

Net income (loss)	$1,959	$(9,801)	$11,760	120.0%
Income tax expense	1,093	-	1,093	N/A
Net interest expense	135	278	(143)	(51.4)%
Depreciation and amortization	1,598	1,897	(299)	(15.8)%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$4,785	$(7,626)	$12,411	162.7%

Share based compensation and other non-cash costs	315	202	113	55.9%
Goodwill impairment	-	11,403	(11,403)	(100.0)%
Gain on extinguishment of debt	(135)	(190)	55	28.9%
Business & Occupancy tax refund	(364)	-	(364)	N/A
Gain on litigation settlement	(355)	-	(355)	N/A
Adjusted EBITDA	$4,246	$3,789	$457	12.1%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2010 (audited) and June 30, 2009 (pro forma and unaudited):

	Years ended June 30,		Change
	2010	2009	Amount	Percent

Transportation revenue	$146,716	$153,835	$(7,119)	(4.6)%
Cost of transportation	101,086	102,666	(1,580)	(1.5)%

Net transportation revenue	$45,630	$51,169	$(5,539)	(10.8)%
Net transportation margins	31.1%	33.3%

Transportation revenue was 146.7 million for the year ended June 30, 2010, a decrease of 4.6% from pro forma transportation revenue of $153.8 million for the year ended June 30, 2009.

Cost of transportation was $101.1 million for the year ended June 30, 2010, a decrease of 1.5% from pro forma costs of transportation of $102.7 million for the year ended June 30, 2009.

Net transportation margins decreased to 31.1% for the year ended June 30, 2010, compared to pro forma transportation margins of 33.3% for the year ended June 30, 2009.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2010 (audited) and June 30, 2009 (pro forma and unaudited):

	Years ended June 30,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$45,630	100.0%	$51,169	100.0%	$(5,539)	(10.8)%

Agent commissions	31,377	68.8%	34,925	68.3%	(3,548)	(10.2)%
Personnel costs	5,882	12.9%	7,566	14.8%	(1,684)	(22.3)%
Selling, general and administrative	4,295	9.4%	4,654	9.1%	(359)	(7.7)%
Depreciation and amortization	1,598	3.5%	1,897	3.7%	(299)	(15.8)%
Restructuring charge	-	0.0%	220	0.4%	(220)	(100.0)%
Goodwill impairment charge	-	0.0%	11,403	22.3%	(11,403)	(100.0)%

Total operating costs	43,152	94.6%	60,665	118.6%	(17,513)	(28.9)%

Income (loss) from operations	2,478	5.4%	(9,496)	(18.6)%	11,974	126.1%
Other (expense) income	693	1.5%	(278)	(0.5)%	971	349.3%

Income (loss) before income taxes and non-controlling interest	3,171	6.9%	(9,774)	(19.1)%	12,945	132.4%
Income tax expense	(1,093)	(2.4)%	-	0.0%	(1,093)	N/A

Income (loss) before non-controlling interest	2,078	4.5%	(9,774)	(19.1)%	11,852	121.3%
Non-controlling interest	(119)	(0.3)%	(27)	(0.1)%	(92)	(340.7)%

Net income (loss)	$1,959	4.3%	$(9,801)	(19.2)%	$11,760	120.0%

Agent commissions were $31.3 million for the year ended June 30, 2010, a decrease of 10.2% from pro forma agent commissions of $34.9 million for the year ended June 30, 2009. Agent commissions as a percentage of net transportation revenue increased to 68.8% of net transportation revenue the for year ended June 30, 2010, compared to 68.3% for the comparable prior year period pro forma amount.

Personnel costs were $5.9 million for the year ended June 30, 2010, a decrease of 22.3% from $7.6 million for the year ended June 30, 2009. Personnel costs as a percentage of net transportation revenue were 12.9% for the year ended June 30, 2010, a decrease from 14.8% for the comparable prior year period pro forma amount.

SG&A costs were $4.3 million for the year ended June 30, 2010, a decrease of 7.7% from pro forma selling, general and administrative costs of $4.7 million for the year ended June 30, 2009. As a percentage of net transportation revenue, SG&A costs increased to 9.4% for the year ended June 30, 2010, from 9.1% for the comparable prior year period pro forma amount.

Depreciation and amortization costs were $1.6 million for the year ended June 30, 2010, a decrease of 15.8% from pro forma depreciation and amortization of $1.9 million for the year ended June 30, 2009.  Depreciation and amortization as a percentage of net transportation revenue decreased to3.5% for the year ended June 30, 2010, from 3.7% for the comparable prior year period pro forma amount.

Pro forma restructuring costs incurred in the year ended June 30, 2009, were $0.2 million as a result of the Adcom acquisition and relate to the elimination of redundant international personnel and facilities costs. These restructuring charges were paid out over a one year period. There were no similar costs for the comparable current year.

For the year ended June 30, 2009, an impairment charge to goodwill in the amount of $11.4 million was recorded. There was no similar charge for the comparable current year.

Income from operations was $3.2 million for the year ended June 30, 2010, compared to pro forma loss from operations of $9.5 million for the year ended June 30, 2009.

Other income was $0.7 million for the year ended June 30, 2010, compared to pro forma other expense of $0.3 million for the year ended June 30, 2009.

Net income was $2.0 million for the year ended June 30, 2010, compared to pro forma net loss of $9.8 million for the year ended June 30, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended June 30, 2010 was $2.8 million, compared to net cash provided by operating activities for the year ended June 30, 2009 of $3.8 million. The change was principally driven by timing differences between the collection of receivables and payments of commissions driven by overall growth and an increase in working capital, offset by cash flows associated with the usage of tax-related items previously recorded.

Net cash used for investing was $1.9 million for the year ended June 30, 2010, compared to net cash used for investing activities of $6.7 million for the year ended June 30, 2009.  Use of cash in 2010 consisted of $1.4 million paid to the former shareholder of Adcom and $0.6 million for furniture and equipment purchases.  Use of cash in 2009 consisted of $5.5 million for the acquisition of Adcom, an additional $0.2 million for furniture and equipment, and $1.0 million paid to former shareholders of Airgroup and Adcom.

Net cash used by financing activities for the year ended June 30, 2010 was $1.1 million compared to net cash provided by financing activities of $3.5 million for year ended June 30, 2009.  Use of cash for 2010 consisted of $0.8 million used to purchase treasury stock, $0.2 million in payments to reduce our credit facility, and $0.1 million in non-controlling interest distributions.  Cash from financing activities in 2009 consisted of proceeds from our credit facility of $3.6 million netted against $0.1 million used to purchase treasury stock.

Acquisitions

Below are descriptions of material acquisitions made since 2006 including a breakdown of consideration paid at closing and future potential earn-out payments.  We define "material acquisitions" as those with aggregate potential consideration of $1.0 million or more.

Effective January 1, 2006, we acquired all of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of:  (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $0.3 million of which was paid on June 30, 2008 and $0.3 million was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the "Tier-2 Earn-Out"). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup were entitled to receive 50% of the cumulative income from continuing operations in excess of $15.0 million generated during the five-year earn-out period up to a maximum of $1.5 million.  With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level. For the years ended June 30, 2009 and 2008, the former shareholders of Airgroup earned $633,000 and $417,000 in base earn-out payments, respectively.

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

In November 2008, we amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ended June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company. In consideration for the certainty of the earn-out payment, the former Airgroup shareholders agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, which may have accumulated prior to June 30, 2009; (ii) to waive and release us from any and all further obligation to account for and pay the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ended June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March of 2009, Airgroup shareholders agreed to receive $0.4 million in cash on an accelerated basis rather than the $0.6 million in Company shares due in October of 2009.  No further payments of purchase price are due in connection with this acquisition.

In May 2007, we launched a new logistics service offering focused on the automotive industry through our wholly owned subsidiary, Radiant Logistics Global Services, Inc. ("RLGS").  We entered into an Asset Purchase Agreement (the "APA") with Mass Financial Corporation ("Mass") to acquire certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. The original agreement provided for a purchase price of up to $2.75 million, and was later reduced due to indemnity claims asserted against Mass.

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

Through June 30, 2010, the former Airgroup shareholders earned a total of $808,524 in base earn-out payments. Of this amount, $320,027 was paid in cash during the year ended June 30, 2010. The remaining amount of $488,497 is included in the amount due to former Adcom shareholder as of June 30, 2010.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year(1):	2012	2013
Earn-out period:	7/1/2010– 6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350
Equity	350	350
Total potential earn-out payments	$700	$700

Total gross margin targets	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

Credit Facility

In March 2010, our $15.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was increased to $20.0 million with a maturity date of March 31, 2012. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes, including the repurchase of the Company’s stock. Borrowings under the facility bear interest, at our option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 4.00 times our consolidated EBITDA (as adjusted) measured on a rolling four quarter basis. The second financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility; (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition; (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass it may need to achieve its strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At June 30, 2010, we were in compliance with all of its covenants.

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

As of August 31, 2010, we have approximately $5.7 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements.  We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof.  As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Financial Outlook

For our fiscal year ended June 30, 2011, we are forecasting $4.5 million of adjusted EBITDA on total revenue of $158.0 million and expect net earnings of $1.9 million, compared to $4.2 million of adjusted EBITDA on total revenue of $146.7 million and net earnings of $2.0 million for our fiscal year ended June 30, 2010.  This guidance does not include the benefit of any further acquisitions we may complete over the course of fiscal 2011.

Our estimate of future revenues and profits is based on the assumption that the cumulative historical financial results of operations of the Company for the most recent 12 months ended June 30, 2010 are indicative of the future financial performance and excludes the impact of further acquisitions, new agent stations or further improvement in the economic climate. A reconciliation of estimated annual adjusted EBITDA for the fiscal year ended June 30, 2010 amounts to net income, the most directly comparable GAAP measure, is as follows:

 (Amounts in 000’s)

	Outlook Fiscal Year Ended June 30, 2011	Actual Fiscal Year Ended June 30, 2010
Net income	$1,890	$1,959

Interest expense - net	200	135
Income tax expense	1,159	1,093
Depreciation and amortization	1,379	1,598

EBITDA	4,368	4,785

Stock-based compensation and other non-cash charges	132	315
Gain on extinguishment of debt	-	(135)
Business & Occupancy tax refund	-	(364)
Gain on litigation settlement	-	(355)

Adjusted EBITDA	$4,500	$4,246

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table sets forth our contractual obligations (in thousands) as of June 30, 2010:

		Payments due during fiscal years ending June 30
Amounts in 000's	Total	2011	2012	2013	2014	2015	Thereafter

Long-Term Debt	$7,641	$-	$7,641	$-	$-	$-	$-
Capital Leases	-	-	-	-	-	-	-
Operating Leases	2,900	339	230	221	231	240	1,639
Total Contractual Obligations	$10,541	$339	$7,871	$221	$231	$240	$1,639

Off Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167 ("SFAS 167"), "Amendments to FASB Interpretation No. 46R". SFAS 167 amends certain requirements of FIN 46R to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for the Company in the fiscal year beginning July 1, 2010.  The adoption of SFAS 167 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance now codified in FASB Accounting Standards Codification ("ASC") Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but impacted its financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The guidance in ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2010 was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO/CFO, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Bohn H. Crain	46	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Stephen P. Harrington	52	Director

Daniel Stegemoller	55	Vice President and Chief Operating Officer of Radiant Global Logistics f/k/a Airgroup

Robert F. Friedman	66	President – Adcom Express, Inc.

Todd E. Macomber	46	Senior Vice President & Chief Accounting Officer

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

Dan Stegemoller.  Mr. Stegemoller is the Chief Operating Officer of Radiant Global Logistics, Inc., and previously held the position of Vice President since November 2004.  He has over 35 years of experience in the Transportation Industry.  Prior to joining Airgroup, from 1993 until 2004, Mr. Stegemoller served as Senior Vice President Sales and Marketing at Forward Air, a high-service-level contractor to the air cargo industry.  From 1983 to 1992, Mr. Stegemoller served as Vice President of Customer Service managing Centralized Call Center for Puralator/Emery Air/CF Airfreight.  From 1973 through 1983, he served in numerous positions at Federal Express where his last position was Director of Operations in Minneapolis, Minnesota.  Mr. Stegemoller has an Associated Degree in Business from IUPUI in Indianapolis.

Todd E. Macomber.   Mr. Macomber has served as our Senior Vice President and Chief Accounting Officer since August 7, 2009 and as our Vice President and Corporate Controller for Radiant Global Logistics, Inc. f/k/a Airgroup Inc. since December 2007.  Prior to joining Radiant Global Logistics, Inc., from September 2003 to November 2007 Mr. Macomber served as Senior Vice President and Chief Financial Officer of Biotrace International, Inc. a subsidiary of Biotrace International PLC an industrial microbiology company traded on the London Stock Exchange.  From January 1993 to September 2003 Mr. Macomber held a variety of positions and most recently served as Senior Vice President and Chief Financial Officer for International BioProducts, Inc.  Mr. Macomber earned a Bachelor of Science in Accounting from Seattle University.

Robert F. Friedman.  Mr. Friedman has served as President of Adcom Express, Inc. since September 5, 2008.  Mr. Friedman founded Adcom in 1978 and over the past 30 years, has overseen the evolution of Adcom from a provider of small package courier services to a full-service third party logistics company that derives over 50% of its revenues from international transportation services.  Mr. Friedman has served as a Board Member of the XLA Express Delivery and Logistics Association for the past 10 years and is a 15-year member of the Airforwarders Association.  He received a Bachelor of Arts degree from the University of Minnesota.

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

Although Bohn H. Crain, our CEO, has the requisite background and professional experience to qualify as an audit committee financial expert, he has not been designated as such by our Board of Directors since he does not satisfy the "independence" standards adopted by the American Stock Exchange.

We currently have a small number of employees and centralized operations.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert," as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an "audit committee financial expert."

Code of Ethics

We have adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  Our Code of Ethics has been filed as an exhibit hereto or may be obtained without charge upon written request directed to Attn: Human Resources, Radiant Logistics, Inc., 405 114th Avenue S.E., Bellevue, Washington 98004.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended and written representations from certain reporting persons, we believe that during fiscal 2010, all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects total compensation for our chief executive officer/chief financial officer, and our two most highly compensated executive officers (each a "named executive officer") whose compensation exceeded $100,000 during the fiscal year ended June 30, 2010 and June 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)		All other compensation ($)		Total ($)
Bohn H. Crain, Chief Executive	2010	250,000	250	-		21,921	(2)	272,171
Officer and Chief Financial Officer	2009	250,000	250	-		22,528	(3)	272,778
Dan Stegemoller, Vice President	2010	190,000	250	-		67,156	(4)	257,406
and Chief Operating Officer of Radiant Global Logistics	2009	180,000	250	-		69,834	(5)	250,084
Todd Macomber, Senior Vice	2010	150,000	250	15,000	(6)	12,436	(7)	177,686
President and Chief Accounting Officer of Radiant Logistics, Inc.	2009	134,000	250	-		10,795	(8)	145,045

(1)
Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note 13 of our consolidated financial statements.

(2)	Consists of $12,000 for automobile allowance, $730 for company provided life & disability insurance premiums, and $9,191 for Company 401k match.
(3)	Consists of $12,000 for automobile allowance, $873 for company provided life & disability insurance premiums, and $9,655 for Company 401k match.
(4)
Consists of $6,750 for automobile allowance, $730 for company provided life & disability insurance premiums, $5,047 for Company 401k match, and $54,629 relating to amortization of moving expenses, per his December 2005 relocation agreement.  Mr. Stegemoller was issued a note receivable for $200,000 in December 2005 to pay for his relocation expenses and to provide an incentive to accept the Company’s offer of employment.  The agreement provided for the note to be forgiven in equal installments over five years, along with the accrued interest, and for a gross up to pay for the taxes relating to the note forgiveness.

(5)
Consists of $6,000 for automobile allowance, $873 for company provided life & disability insurance premiums, $7,964 for Company 401k match, and $54,997 relating to amortization of moving expenses, per his December 2005 relocation agreement.  See note 4 above for a description of the relocation agreement.

(6)
Mr. Macomber was granted options to purchase 100,000 shares on August 7, 2009 at an exercise price $.28 per share.  The grant date fair market value of these options was $0.15 per share.  The options vest in equal annual installments over a five year period commencing on the date of the grant.

(7)	Consists of $6,750 for automobile allowance, $652 for company provided life & disability insurance premiums, and $5,034 for Company 401k match.
(8)	Consists of $6,000 for automobile allowance, $782 for company provided life & disability insurance premiums, and $4,013 for Company 401k match.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth officer information regarding outstanding unexercised options for each named executive officer outstanding as of June 30, 2010.

	Option Awards
Name	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options Unexercisable (#)	Option exercise price ($)	Option expiration date
Bohn H. Crain	800,000	200,000	0.50	10/19/2015(1)
	800,000	200,000	0.75	10/19/2015(1)
Dan Stegemoller	240,000	60,000	0.44	1/10/2016(2)
	40,000	60,000	0.18	6/23/2018(3)
Todd Macomber	40,000	60,000	0.48	12/10/2017(4)
	40,000	60,000	0.18	6/23/2018(5)
	0	100,000	0.28	8/6/2019(6)

(1)	The stock options were granted on October 20, 2005 and vest in equal annual installments over a five year period commencing on the date of grant.
(2)	The stock options were granted on January 11, 2006 and vest in equal annual installments over a five year period commencing on the date of grant.
(3)	The stock options were granted on June 24, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.
(4)	The stock options were granted on December 11, 2007 and vest in equal annual installments over a five year period commencing on the date of grant.
(5)	The stock options were granted on June 24, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.
(6)	The stock options were granted on August 7, 2009 and vest in equal annual installments over a five year period commencing on the date of grant.

Director Compensation

The following table sets forth compensation paid to our directors during the fiscal year ended June 30, 2010.

Name(1)	Year	Fees earned or paid in cash ($)		Total ($)
Stephen P. Harrington	2010	36,000	(2)	36,000

(1)  Bohn Crain is not listed in the above table because he does not receive any additional compensation for serving on our board of directors.

(2)  Consists of a payment of $3,000 per month.

Narrative Disclosure of Executive Compensation

Employment Agreements

Bohn H. Crain. On January 13, 2006, we entered into an employment agreement with Bohn H. Crain to serve as our CEO.  On December 31, 2008, we and Bohn Crain, entered into a Letter Agreement for the purpose of amending Mr. Crain’s Employment Agreement. The Letter Agreement was approved by the Company’s Board of Directors.

The amendments evidenced by the Letter Agreement (1) extended Mr. Crain’s Employment Agreement through December 31, 2013 and (2) brought Mr. Crain’s Employment Agreement into compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the "Code”) by, among other things, providing for a six month delay in the payment of any amounts to be received by Mr. Crain upon a separation of service if the payment, absent such delay, would have triggered the imposition of excise taxes or other penalties under Section 409A of the Code.

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

Change in Control Arrangements

The options granted to Mr. Crain contain a change in control provision which is triggered in the event that we are acquired by merger, share exchange or otherwise, sell all or substantially all of our assets, or all of the stock of the Company is acquired by a third party (each, a "Fundamental Transaction").  In the event of a Fundamental Transaction, all of the options will vest and Mr. Crain shall have the full term of such Options in which to exercise any or all of them, notwithstanding any accelerated exercise period contained in any such Option.

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

Notwithstanding the foregoing, a "change in control" is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, us and any entity in which our chief executive officer has, directly or indirectly, at least a 25% equity or ownership interest; or (ii) in a transaction otherwise commonly referred to as a "management leveraged buy-out."

Directors’ Compensation

In January 2009, we began compensating Mr. Harrington $3,000 per month for his services.  Mr. Crain does not receive any additional compensation for serving our board of directors.  Other than our arrangement with Mr. Harrington, we do not have any standard arrangements regarding payment of any cash or other compensation to our current directors for their services as directors, as members of any committee of our board of directors or for any special assignments, other than to reimburse them for their cost of travel and other out-of-pocket costs incurred to attend board or committee meetings or to perform any special assignment on behalf of the Company.

Stock Incentive Plan

On October 20, 2005, we adopted the Radiant Logistics, Inc. 2005 Stock Incentive Plan (the "Plan").  Awards may be made under the Plan for up to 5,000,000 shares of our common stock in the form of stock options or restricted stock awards.  Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The Plan is administered by our Board of Directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.  To the extent permitted by applicable law, our Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board.  The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not a "qualified plan" under Section 401(a) of the Internal Revenue Code ("IRC) of 1986, as amended.  The Plan has not been approved by our shareholders.  As a result, "incentive stock options" as defined under Section 422 of the IRC may not be granted under the Plan until our shareholders approve the Plan.

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

Unless otherwise provided in option or employment agreements, if the Plan is terminated as a result of or following a "Change of Control", all vested awards may be exercised for 30 days from the date of notice of the termination.  All participants will be credited with an additional six months of service for the purpose of unvested awards.  If the Plan is assumed or not terminated upon the occurrence of a "Change of Control", all participants will be credited with an additional six months of service if, during the remaining term of such participant’s awards, any participant is terminated without cause.

As of September 24, 2010, the following options to purchase shares of common stock were outstanding:

Options	Exercise Price Per Share
1,000,000	$0.50
1,000,000	0.75
375,000	0.44
360,000	0.18
300,000	0.28
190,000	0.62
175,000	0.48
100,000	0.16
100,000	0.20
20,000	1.01
3,620,000	$0.50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of September 24, 2010, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below.  Unless otherwise provided, the address of each of the persons listed below is c/o Radiant Logistics, Inc., 405 114th Avenue S.E., Bellevue, Washington 98004.

Name of Beneficial Owner	Amount(1)		Percent of Class

Bohn H. Crain	11,724,301	(2)	36.8%
Dan Stegemoller	378,182	(3)	1.3%
Todd E. Macomber	100,000	(4)	*
Robert F. Friedman	—		—
Stephen P. Harrington	1,568,182	(5)	5.2%

Stephen M. Cohen	2,500,000	(6)	8.4%
Douglas Tabor	2,940,974	(7)	9.8%
All officers and directors as a group (5 persons)	13,770,665		42.7%

(*) Less than one percent
(1)
The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of September 24, 2010 pursuant to the exercise of options, or otherwise.  Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on 29,894,421 shares of common stock outstanding as of September 24, 2010.

(2)
Consists of 8,955,000 shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power, 769,301 shares directly held by Mr. Crain, and 2,000,000 shares issuable upon exercise of options.

(3)	Includes 280,000 shares issuable upon exercise of options. Does not include 120,000 shares issuable upon exercise of options which are subject to vesting.
(4)	Includes 100,000 shares issuable upon exercise of options. Does not include 200,000 shares issuable upon exercise of options which are subject to vesting.
(5)	Consists of shares held by SPH Investments, Inc. over which Mr. Harrington has sole voting and dispositive power.
(6)	Consists of shares held of record by Mr. Cohen’s wife over which he shares voting and dispositive power.
(7)	This information is based on a schedule 13G dated and filed with the SEC on January 26, 2010 reporting that Douglas Tabor has sold voting power with respect to 2,940,974 shares of common stock.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	3,620,000	$0.504	1,380,000
Total	3,620,000	$0.504	1,380,000

A description of the material terms of The Radiant Logistics, Inc. 2005 Stock Incentive Plan is set forth in Item 11. EXECUTIVE COMPENSATION - Stock Incentive Plan.

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

Transactions

On June 28, 2006, we joined Radiant Capital Partners, LLC ("RCP"), an affiliate of Bohn H. Crain to form Radiant Logistics Partners, LLC ("RLP").  RCP and the Company contributed $12,000 and $8,000, respectively, for their respective 60% and 40% interests in RLP.  RLP has been certified as a minority business enterprise by the Northwest Minority Business Council.  Mr. Crain’s ownership interest entitles him to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP commenced in February of 2007 and are intended to provide certain benefits to us, including expanding the scope of services offered by us and participating in supplier diversity programs not otherwise available to us.  As the RLP operations mature, we will evaluate and approve all related service agreements between us and RLP, including the scope of the services to be provided by us to RLP and the fees payable to us by RLP, in accordance with our corporate governance principles and applicable Delaware corporation law. This process may include seeking the opinion of a qualified third party concerning the fairness of any such agreement.

For the fiscal year ended June 30, 2010, RLP recorded $246,533 in revenues including $160,071 in commission revenues earned from members of the affiliated group, and paid management service fees totaling $5,671 to members of the affiliated group and reported a profit of $197,734.  For the fiscal year ended June 30, 2009, RLP recorded $362,008 in revenues including $110,335 in commission revenues earned from members of the affiliated group, and paid management service fees totaling $22,598 to members of the affiliated group and reported a profit of $44,000.  The profits and losses of RLP are split 40% to the Company and 60% to RCP.

Director Independence

Mr. Harrington satisfies the definition of "independent" established by the NYSE-AMEX as set forth in Section 803 of the NYSE-AMEX Company Guide.  Mr. Crain does not satisfy the definition of "independent" established by the NYSE-AMEX as set forth in Section 803 of the NYSE-AMEX Company Guide.  As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANTS FEE AND SERVICES

The following table presents fees for professional audit services performed for the audit of our annual financial statements for the years ended June 30, 2010 and 2009 and fees billed and unbilled for other services rendered by it during those periods.

	2010	2009
Audit Fees:	$121,500	$96,000
Audit Related Fees:	2,500	5,000
Tax Fees:	55,800	43,200
All Other Fees:	1,000	-
Total:	$180,800	$144,200

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

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal years ended June 30, 2010 and June 30, 2009, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1
Stock Purchase Agreement by and among Radiant Logistics, Inc., the Shareholders of Airgroup Corporation and William H. Moultrie (as Shareholders’ Agent) dated January 11, 2006, effective as of January 1, 2006. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

2.2
Registration Rights Agreement by and among Radiant Logistics, Inc. and the Shareholders of Airgroup Corporation dated January 11, 2006, effective as of January 1, 2006. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

2.3	First Amendment to Stock Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2007)

2.4
Stock Purchase Agreement by and between Radiant Logistics, Inc. and Robert F. Friedman dated September 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on September 20, 2002)

3.2
Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 18, 2005)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 filed on September 20, 2002)

10.1
Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

10.2	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

10.3
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2007)

10.4
Asset Purchase Agreement dated May 21, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.5
Management Services Agreement dated May 21, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 24, 2007)

10.6
Lease Agreement for Bellevue, WA office space dated April 11, 2007 by and between Radiant Logistics, Inc. and Pine Forest Properties, Inc. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on October 1, 2007)

10.7
Amendment to Asset Purchase Agreement dated as of November 1, 2007 by and between Radiant Logistics Global Services, Inc. and Mass Financial Corp. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007)

10.8
Amendment No. 1 to Loan Agreement dated as of February 12, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2008)

10.9
Amendment No. 2 to Loan Agreement dated as of June 28, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (filed herewith)

10.10
Third Amendment to Loan Documents dated as of September 2, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc. and Bank of America, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.11
Fifth Loan Modification Agreement, dated as of March 25, 2010, by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc. and Bank of America, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2010)

10.12
Executive Employment Agreement dated September 5, 2008 by and between Radiant Logistics, Inc. and Robert F. Friedman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.13
Letter Agreement dated December 31, 2008; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2009)

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on March 17, 2006)

21.1	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 27, 2010	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	September 27, 2010
Stephen P. Harrington

/s/ Bohn H. Crain	Chairman and	September 27, 2010
Bohn H. Crain	Chief Executive Officer

/s/ Todd E. Macomber	Senior Vice President and Chief	September 27, 2010
Todd E. Macomber	Accounting Officer

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2010 and 2009	F-3

Consolidated Statements of Income (Operations) for the years ended June 30, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
Radiant Logistics, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. ("the Company") as of June 30, 2010 and 2009, and the related consolidated statements of income (operations), stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

September 27, 2010

RADIANT LOGISTICS, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$682,108	$890,572
Accounts receivable, net of allowance
June 30, 2010 - $626,401; June 30, 2009 - $754,578	21,442,023	17,275,387
Current portion of employee loan receivable	13,100	53,700
Current portion of station and other receivables	195,289	522,088
Income tax deposit	-	535,074
Prepaid expenses and other current assets	1,104,211	305,643
Deferred tax asset	402,428	427,713
Total current assets	23,839,159	20,010,177

Furniture and equipment, net	881,416	760,507

Acquired intangibles, net	2,019,757	3,179,043
Goodwill	982,788	337,000
Employee loan receivable, net of current portion	38,000	40,000
Station and other receivables, net of current portion	151,160	37,500
Investment in real estate	40,000	40,000
Deposits and other assets	153,116	359,606
Deferred tax asset – long term	106,023	-
Total long term assets	3,490,844	3,993,149
Total assets	$28,211,419	$24,763,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued transportation costs	$16,004,814	$13,249,628
Commissions payable	2,119,503	1,323,004
Other accrued costs	538,854	472,202
Income taxes payable	76,309	-
Due to former Adcom shareholder	603,205	2,153,721
Total current liabilities	19,342,685	17,198,555

Long term debt	7,641,021	7,869,110
Other long term liabilities	439,905	-
Deferred tax liability	-	352,387
Total long term liabilities	8,080,926	8,221,497
Total liabilities	27,423,611	25,420,052

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. Issued and outstanding: June 30, 2010 – 31,273,461; June 30, 2009 – 34,106,960	16,157	16,157
Additional paid-in capital	8,108,239	7,889,458
Treasury stock, at cost, 3,428,499 and 595,000 shares, respectively	(936,190)	(138,250)
Retained deficit	(6,466,946)	(8,425,491)
Total Radiant Logistics, Inc. stockholders’ equity (deficit)	721,260	(658,126)
Non-controlling interest	66,548	1,907
Total stockholders’ equity (deficit)	787,808	(656,219)
Total liabilities and stockholders’ equity (deficit)	$28,211,419	$24,763,833

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Income (Operations)

	YEAR ENDED JUNE 30, 2010	YEAR ENDED JUNE 30, 2009

Revenues	$146,715,556	$136,996,319
Cost of transportation	101,085,752	91,427,781
Net revenues	45,629,804	45,568,538

Agent commissions	31,376,580	30,565,136
Personnel costs	5,882,251	6,920,914
Selling, general and administrative expenses	4,295,188	4,286,572
Depreciation and amortization	1,598,195	1,743,159
Restructuring charges	-	220,000
Goodwill impairment	-	11,403,342
Total operating expenses	43,152,214	55,139,123

Income (loss) from operations	2,477,590	(9,570,585)

Other income (expense)
Interest income	44,181	13,540
Interest expense	(178,837)	(216,893)
Gain on extinguishment of debt	135,012	190,000
Gain on litigation settlement	354,670	-
Other	338,724	(75,005)
Total other income (expense)	693,750	(88,358)

Income (loss) before income tax expense	3,171,340	(9,658,943)

Income tax expense	(1,094,154)	(43,912)

Net income (loss)	2,077,186	(9,702,855)

Less: Net income attributable to non-controlling interest	(118,641)	(26,691)

Net income (loss) attributable to Radiant Logistics, Inc.	$1,958,545	$(9,729,546)

Net income (loss) per common share – basic and diluted	$.06	$(0.28)

Weighted average shares outstanding
Basic shares	32,548,492	34,678,755
Diluted shares	32,720,019	34,678,755

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED EARNINGS	NON-CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	INTEREST	EQUITY (DEFICIT)
Balance at June 30, 2008	34,660,293	$16,116	$7,703,658	$-	$1,304,055	$(24,784)	$8,999,045
Issuance of common stock for investor relations	41,667	41	12,041	-	-	-	12,082
Repurchase of common stock	(595,000)	-	-	(138,250)	-	-	(138,250)
Share-based compensation	-	-	173,759	-	-	-	173,759
Net income (loss) for the year ended June 30, 2010	-	-	-	-	(9,729,546)	26,691	(9,702,855)

Balance at June 30, 2009	34,106,960	$16,157	$7,889,458	$(138,250)	$(8,425,491)	$1,907	$(656,219)
Repurchase of common stock	(2,833,499)	-	-	(797,940)	-	-	(797,940)
Share-based compensation	-	-	218,781	-	-	-	218,781
Distribution to non-controlling interest	-	-	-	-	-	(54,000)	(54,000)
Net income for the year ended June 30, 2010	-	-	-	-	1,958,545	118,641	2,077,186

Balance at June 30, 2010	31,273,461	$16,157	$8,108,239	$(936,190)	$(6,466,946)	$66,548	$787,808

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30, 2010	YEAR ENDED JUNE 30, 2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$1,958,545	$(9,729,546)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
non-cash compensation expense (stock options)	218,781	173,759
non-cash issuance of common stock (services)	-	12,082
amortization of intangibles	1,159,286	1,263,370
deferred income tax benefit	(433,125)	(1,421,657)
depreciation and leasehold amortization	438,909	479,789
gain on extinguishment of debt	(135,012)	(190,000)
gain on litigation settlement	(354,670)	-
goodwill impairment	-	11,403,342
amortization of bank fees	40,748	16,534
change in non-controlling interest	118,641	26,691
change in provision for doubtful accounts	(54,988)	(90,766)
CHANGE IN OPERATING ASSETS AND LIABILITIES
accounts receivable	(4,038,459)	7,669,229
employee loan receivable	42,600	(10,333)
station and other receivables	224,371	(103,551)
prepaid expenses, deposits and other assets	(736,705)	259,356
accounts payable and accrued transportation costs	2,750,911	(5,210,752)
commissions payable	796,499	186,145
other accrued costs	(212,836)	(16,368)
other long-term liabilities	439,905	-
income taxes payable	76,309	(498,142)
income tax deposit	535,074	(450,046)
due to former Adcom shareholder	(20,834)	-
Net cash provided by operating activities	2,813,950	3,769,136

CASH FLOWS USED FOR INVESTING ACTIVITIES
Acquisition of Adcom Express, Inc., net of acquired cash, including an additional $62,246 of costs incurred post-closing	-	(5,493,799)
Purchase of furniture and equipment	(559,818)	(230,892)
Payments to former Airgroup shareholders	-	(889,915)
Payments to former Adcom shareholder	(1,382,567)	(115,009)
Net cash used for investing activities	(1,942,385)	(6,729,615)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from (payments on) credit facility, net of credit fees	(228,089)	3,597,078
Distribution to non-controlling interest	(54,000)	-
Purchases of treasury stock	(797,940)	(138,250)
Net cash provided by (used for) financing activities	(1,080,029)	3,458,828

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,464)	498,349
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	890,572	392,223

CASH AND CASH EQUIVALENTS, END OF PERIOD	$682,108	$890,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$970,246	$2,369,845
Interest paid	$172,930	$216,893
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

In December 2008, the Company completed its quarterly analysis of allowance for doubtful accounts. Included in the analysis of doubtful accounts was $205,462 relating to receivables acquired in the Adcom transaction. Pursuant to the purchase agreement for the Adcom transaction, the $205,462 was offset against amounts otherwise due to the former Adcom shareholder.

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

In June 2010, and based on the operating income for year ended June 30, 2010, $488,497 was recorded as due to former Adcom shareholder and an increase to goodwill for the second annual earn-out from the Company’s acquisition of Adcom.

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed two material acquisitions since its acquisition of Airgroup.  In November 2007, the Company acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities.

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

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, accounting for the issuance of shares and share based compensation, the assessment of the recoverability of long-lived assets and goodwill, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, income taxes payable and amounts due to former Adcom shareholder approximate the carrying values due to the relatively short maturities of these instruments.  The fair value of the Company’s long-term debt, if recalculated based on current interest rates, would not differ significantly from the recorded amount.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly-liquid investments with original maturities of three months or less which are not securing any corporate obligations.

e)	Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

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

On occasion the Company extends credit to agent-based stations.

g)	Furniture and Equipment

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

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company typically performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.  As of June 30, 2010, management believes there are no indications of impairment.

During the second quarter of fiscal 2009, in connection with the preparation of the condensed consolidated financial statements included herein, the Company concluded indicators of potential impairment were present due to the sustained decline in the Company’s share price resulting in the market capitalization of the Company being less than its book value. The Company conducted an impairment test during the second quarter of fiscal 2009 based on the facts and circumstances at that time and its business strategy in light of existing industry and economic conditions, as well as taking into consideration future expectations. As the Company has significantly grown the business since its initial acquisition of Airgroup, it has also grown its customer relationship intangibles as the Company added additional stations. Through its impairment testing and review, the Company concluded its discounted cash flow analysis supports a valuation of its identifiable intangible assets well in excess of their carrying value.  However, generally accepted accounting principles ("GAAP") do not allow the Company to recognize the previously unrecognized intangible assets in connection with these new stations.  Factoring this with management’s assessment of the fair value of other assets and liabilities resulted in no residual implied fair value remaining to be allocated to goodwill. As a result, for the quarter ending December 31, 2008, the Company recorded a non-cash goodwill impairment charge of $11.4 million. This non-cash charge did not have any impact on the Company’s compliance with the financial covenants in its credit agreement.

The table below reflects changes in goodwill for the years ending June 30:

	2010	2009

Goodwill – beginning of year	$337,000	$7,824,654
Airgroup earn-out and adjustment (see Note 11)	-	550,013
Automotive Services Group acquisition and adjustments	-	(62,694)
Adcom acquisition (see Note 4)	157,291	3,091,369
Adcom earn-out (see Note 11)	488,497	337,000
Impairment charge	-	(11,403,342)

Goodwill – end of year	$982,788	$337,000

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2010.

j)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through April 2021.  Minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2011	$338,759
2012	229,567
2013	221,158
2014	230,921
2015	240,223
Thereafter	1,639,454

Total minimum lease payments	$2,900,082

Rent expense amounted to $472,267 and $607,416 for the years ended June 30, 2010 and 2009.

k)	Income Taxes

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

Basic income per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. For the year ended June 30, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 32,720,019 shares of common stock, including options to purchase 3,620,000 shares of common stock at June 30, 2010, of which 3,060,000 were excluded as their effect would have been antidilutive.  For the year ended June 30, 2009, options to purchase 3,370,000 shares of common stock were excluded from the computation of diluted weighted average shares outstanding as they are anti-dilutive due to the Company’s net loss for the year.  The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Year ended June 30, 2010	Year ended June 30, 2009
Weighted average basic shares outstanding	32,548,492	34,678,755
Options	171,527	-
Weighted average dilutive shares outstanding	32,720,019	34,678,755

o)	Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

p)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2010.

NOTE 3 -     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 167 ("SFAS 167"), "Amendments to FASB Interpretation No. 46R". SFAS 167 amends certain requirements of FIN 46R to improve the financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for the Company in the fiscal year beginning July 1, 2010.  The adoption of SFAS 167 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance now codified in FASB Accounting Standards Codification ("ASC") Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental GAAP. FASB ASC Topic 105 does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the FASB Codification is now considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this guidance did not have an impact on the Company’s financial condition or results of operations, but impacted its financial reporting process by eliminating all references to pre-codification standards. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

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

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  The guidance in ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4 -     ACQUISITION OF ADCOM EXPRESS, INC.

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

The total purchase price consisted of an initial payment of $4,750,000 and acquisition expenses of $288,346.  Also included in the acquisition is $1,250,000 in future integration payments and $319,845 in working capital and other adjustments.  The total net assets acquired were $6.61 million, and there were also $220,000 in restructuring charges associated with the acquisition.  The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets at September 5, 2008.

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

The former shareholder of Adcom filed an arbitration claim against the Company regarding, among other things, the final purchase price based upon the closing date working capital, as adjusted, of Adcom.  On January 22, 2010, the arbitrator issued his ruling which reduced Mr. Friedman’s closing date working capital calculation by $1,443,914.  After giving effect for other ancillary issues addressed in the arbitration results and the reserves otherwise maintained in connection with the Friedman liability, the Company reported a gain of $354,670 in connection with arbitration ruling.

Through June 30, 2010, the former Adcom shareholders earned a total of $808,524 in base earn-out payments. Of this amount, $320,027 was paid in cash during the year ended June 30, 2010. The remaining amount of $488,497 is included in the amount due to former Adcom shareholder as of June 30, 2010, and is expected to be paid out in October 2010 (See Note 11).

In June of 2010, the Company recognized a gain of $135,012 related to payments made to the former shareholder of Adcom in satisfaction of integration and earn-out obligations payable in Company stock that were ultimately paid in cash at a discount.

The following information is based on estimated results for the year ending June 30, 2009 as if the acquisition of the Adcom assets had occurred as of the beginning of fiscal year 2009 (in thousands, except earnings per share):

UNAUDITED	Fiscal Year Ended
2009
Total revenue	$153,835

Net income (loss)	$(9,801)

Income (loss) per share:
Basic	$(.28)
Diluted	$(.28)

NOTE 5 -     ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisition of Airgroup, Automotive Services Group and Adcom:

	Year ended June 30, 2010		Year ended June 30, 2009
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$3,796,340	$5,752,000	$2,679,547
Covenants not to compete	190,000	125,903	190,000	83,410
Total	$5,942,000	$3,922,243	$5,942,000	$2,762,957

Aggregate amortization expense:
For twelve months ended June 30, 2010		$1,159,286
For twelve months ended June 30, 2009		$1,263,370

Aggregate amortization expense for the years ended June 30:
2011		827,762
2012		769,772
2013		374,344
2014		47,879
Total		$2,019,757

For the year ended June 30, 2010, the Company recorded an expense of $1,159,286 from amortization of intangibles and an income tax benefit of $421,206 from amortization of the long term deferred tax liability; arising from the acquisitions of Airgroup and Adcom.  For the year ended June 30, 2009, the Company recorded an expense of $1,263,370 from amortization of intangibles and an income tax benefit of $456,199 from amortization of the long term deferred tax liability; arising from the acquisitions of Airgroup and Adcom.  The Company expects the net reduction in income from the combination of amortization of intangibles and long term deferred tax liability will be $519,703 in 2011, $477,259 in 2012, $232,093 in 2013, and $29,688 in 2014.

NOTE 6 -     VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities".  RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 7).  RLP commenced operations in February 2007.   Non-controlling interest recorded as an expense on the statements of income was $118,641 and $26,691 for the years ended June 30, 2010 and 2009, respectively.

The following table summarizes the balance sheets of RLP as of June 30:

	2010	2009
ASSETS
Accounts receivable	$15,910	$-
Accounts receivable – Radiant Logistics	110,336	6,656
Prepaid expenses and other current assets	950	2,165
Total assets	$127,196	$8,821

LIABILITIES AND PARTNERS' CAPITAL
Checks issued in excess of bank balance	$-	$212
Other accrued costs	16,284	5,431
Total liabilities	16,284	5,643

Partners' capital	110,912	3,178
Total liabilities and partners' capital	$127,196	$8,821

NOTE 7 -     RELATED PARTY

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

NOTE 8 -     FURNITURE AND EQUIPMENT

	June 30,	June 30,
	2010	2009
Vehicles	$33,788	$33,788
Communication equipment	31,359	1,353
Office equipment	311,191	309,156
Furniture and fixtures	149,504	66,036
Computer equipment	606,405	554,337
Computer software	884,352	884,384
Leasehold improvements	439,197	44,002
	2,455,796	1,893,056
Less: Accumulated depreciation and amortization	(1,574,380)	(1,132,549)
Furniture and equipment – net	$881,416	$760,507

Depreciation and amortization expense related to furniture and equipment was $438,909 and $479,789 for the years ended June 30, 2010 and 2009, respectively.

As a condition of signing a new lease for the Company’s new corporate office, the Company was reimbursed approximately $391,000 for leasehold improvement purchases related to the new office.

NOTE 9 -     LONG TERM DEBT

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

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 4.00 times the Company’s consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted, measured on a rolling four quarter basis. The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard that requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At June 30, 2010, the Company was in compliance with all of its covenants.

As of June 30, 2010, the Company had $5,279,095 in advances under the Facility and $2,361,926 in outstanding checks, which had not yet been presented to the bank for payment.  The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total long term debt of $7,641,021.

As of June 30, 2009, the Company had $6,435,211 in advances under the Facility and $1,433,899 in outstanding checks, which had not yet been presented to the bank for payment.  The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total long term debt of $7,869,110.

At June 30, 2010, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $5,036,462 available for borrowing under the Facility based on advances outstanding.

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

	June 30,	June 30,
	2010	2009
Current deferred tax assets:
Allowance for doubtful accounts	$303,976	$286,740
Accruals	98,452	140,973
Total current deferred tax assets	$402,428	$427,713
Long-term deferred tax assets (liabilities):
Stock-based compensation	$300,531	$217,394
Goodwill deductible for tax purposes	566,506	612,439
Intangibles not deductible for tax purposes	(761,014)	(1,182,220)
Net long-term deferred tax assets (liabilities)	$106,023	$(352,387)

The acquisitions of Airgroup and Adcom resulted in $2,148,280 of long term deferred tax liability resulting from certain amortizable intangibles identified during the Company’s purchase price allocation which are not deductible for tax purposes.  The long term deferred tax liability will be reduced as the non-deductible amortization of the intangibles is recognized.  See Note 5.

Income tax expense attributable to operations is as follows.

	Year ended June 30,	Year ended June 30,
	2010	2009
Current:
Federal	$1,328,967	$1,311,299
State	198,312	154,270

Deferred:
Federal	(387,132)	(1,272,009)
State	(45,993)	(149,648)

Net income tax expense	$1,094,154	$43,912

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Year ended June 30,	Year ended June 30,
	2010	2009
Tax (benefit) expense at statutory rate	$1,037,918	$(3,293,116)
Permanent differences	(151,192)	3,260,668
Change in income taxes due to IRS audit	146,175	-
State income taxes	152,320	76,360
Other	(91,067)	-

Net income tax expense	$1,094,154	$43,912

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2007 through June 30, 2010.

NOTE 11 -   CONTINGENCIES

The Company’s agreements with respect to the acquisitions of Airgroup and Adcom contain future contingent consideration provisions which provide for the selling shareholders to receive additional consideration if minimum pre-tax income levels are made in future periods. Contingent consideration is accounted for as additional goodwill when earned.

Airgroup Purchase Contingencies

Effective January 1, 2006, the Company acquired all of the outstanding stock of Airgroup. The transaction was valued at up to $14.0 million. This consisted of:  (i) $9.5 million payable in cash at closing; (ii) a subsequent cash payment of $0.5 million in cash which was paid on December 31, 2007; (iii) as amended, an additional base payment of $0.6 million payable in cash, $0.3 million of which was paid on June 30, 2008 and $0.3 million was paid on January 1, 2009; (iv) a base earn-out payment of $1.9 million payable in Company common stock over a three-year earn-out period based upon Airgroup achieving income from continuing operations of not less than $2.5 million per year and (v) as additional incentive to achieve future earnings growth, an opportunity to earn up to an additional $1.5 million payable in Company common stock at the end of a five-year earn-out period (the "Tier-2 Earn-Out"). Under Airgroup’s Tier-2 Earn-Out, the former shareholders of Airgroup are entitled to receive 50% of the cumulative income from continuing operations in excess of $15.0 million generated during the five-year earn-out period up to a maximum of $1.5 million.  With respect to the base earn-out payment of $1.9 million, in the event there is a shortfall in income from continuing operations, the earn-out payment will be reduced on a dollar-for-dollar basis to the extent of the shortfall.  Shortfalls may be carried over or carried back to the extent that income from continuing operations in any other payout year exceeds the $2.5 million level.  For the year ending June 30, 2008, the former shareholders of Airgroup earned $416,596 in base earn-out payments.  In October 2008, the former shareholders of Airgroup agreed to a 20% discount on this amount to receive the full amount in cash, resulting in a reduction in the payout of $83,320.

In November 2008, the Company amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ending June 30, 2009 to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company. In consideration for the certainty of the earn-out payment, the former Airgroup shareholders agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, that may have accumulated prior to June 30, 2009; (ii) to waive and release the Company from any and all further obligation to account for and pay the Tier-2 earn-out payment; and (iii) that the earn-out payment to be paid for the earn-out period ending June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March of 2009, Airgroup shareholders agreed to receive $443,333 in cash on an accelerated basis rather than the $633,333 in Company shares due in October of 2009, resulting in a gain on extinguishment of debt of $190,000.

Adcom Purchase Contingencies

Effective September 5, 2008, the Company acquired all of the outstanding stock of Adcom Express (See Note 4).  Through June 30, 2010 the former Adcom shareholder earned a total of $808,524 as part of the Tier 1 Earn-Out arrangement.  Of this amount, $320,027 was paid in cash at a discount (see Note 4) during the year ended June 30, 2010. The remaining amount of $488,497 is included in Due to former Adcom shareholder and is payable on October 1, 2010.

Estimated payment anticipated for fiscal year(1):	2012	2013
Earn-out period:	7/1/2010– 6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350
Equity	350	350
Total potential earn-out payments	$700	$700

Total gross margin targets	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end.

Finder's Fee Arrangements

In fiscal year 2007, the Company entered into finder’s fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and are conditioned payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months.  Payment of the finder’s fee may be paid in cash, Company shares, or a combination of cash and shares.  For the year ended June 30, 2010, the Company accrued $110,331 in satisfaction of the finder’s fee obligations, payable half in shares of Company stock and half in cash. For the year ended June 30, 2009, the Company paid $30,000 in satisfaction of finder’s fee obligations.

NOTE 12 -   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2010 and 2009, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  Under this repurchase program, the Company purchased 2,833,499 shares of its common stock at a cost of $797,940 and 595,000 shares of its common stock at a cost of $138,250 during the years ended June 30, 2010 and 2009, respectively.  Subsequent to year end, the Company purchased an additional 1,304,040 shares of its common stock under this repurchase program at a cost of $393,184.

NOTE 13 -   SHARE-BASED COMPENSATION

On October 20, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan ("2005 Plan).  The 2005 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,000,000 shares of the Company’s common stock to be acquired by the holders of said awards.  For the 2005 Plan the awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, directors and consultants.  Options shall be exercisable at such time or times, or upon such event, or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the Plan Administrator and set forth in the Option Agreement evidencing such Option; provided, however, that (i) no Option shall be exercisable after the expiration of ten (10) years after the date of grant of such Option, (ii) no Incentive Stock Option granted to a participant who owns more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary of the Company) shall be exercisable after the expiration of five (5) years after the date of grant of such Option, and (iii) no Option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences Service with the Participating Company. Subject to the foregoing, unless otherwise specified by the Option Agreement evidencing the Option, any Option granted hereunder shall have a term of ten (10) years from the effective date of grant of the Option.

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

Under the 2005 Plan, stock options were granted to employees up to 10 years at and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. Under the 2005 Plan, 300,000 stock options were granted to employees at a weighted average exercise price of $0.28 per share during the year ended June 30, 2010.  During the year ended June 30, 2009, 200,000 stock options were granted to employees at a weighted average exercise price of $0.18 per share. The Company recorded share-based compensation expense of $218,781 for the year ended June 30, 2010, and $173,759 for the year ended June 30, 2009.

The following table reflects activity under the plan for years ended June 30, 2010 and 2009:

	Year ended June 30, 2010		Year ended June 30, 2009
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,320,000	$0.523	3,410,000	$0.539
Granted	300,000	0.280	200,000	0.180
Forfeited	-	-	(290,000)	0.472
Outstanding at end of year	3,620,000	$0.503	3,320,000	$0.523
Exercisable at end of year	2,280,000	$0.562	1,616,000	$0.578
Non-vested at end of year	1,340,000	$0.403	1,704,000	$0.472

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30, 2010	Year ended June 30, 2009
Risk-Free Interest Rates	1.57%	1.29% - 2.67%
Expected Term	6.5yrs	5 – 6.5yrs
Expected Volatility	64.3%	63.9% - 64.7%
Expected Dividend Yields	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

As of June 30, 2010, the Company had approximately $193,000 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.19 years.  The following table summarizes the Company’s unvested stock options and changes for the years ended June 30, 2010 and 2009.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	2,383,000	$0.319
Granted during the year ended June 30, 2009	200,000	0.104
Less options vested during the year ended June 30, 2009	(624,000)	(0.331)
Less options forfeited during the year ended June 30, 2009	(255,000)	(0.333)
Outstanding at June 30, 2009	1,704,000	$0.287
Granted during the year ended June 30, 2010	300,000	0.154
Less options vested during the year ended June 30, 2010	(664,000)	(0.317)
Less options forfeited during the year ended June 30, 2010	-	-
Outstanding at June 30, 2010	1,340,000	$0.243

The following table summarizes outstanding and exercisable options by price range as of June 30, 2010:

					Exercisable Options
Exercise Prices	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2010	Number Exercisable at June 30, 2010	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2010
$0.00 - $0.19	460,000	8.18	$0.176	$43,400	164,000	8.09	$0.178	$15,160
$0.20 - $0.39	400,000	8.90	0.260	7,000	20,000	8.29	0.200	1,400
$0.40 - $0.59	1,550,000	5.60	0.483	-	1,170,000	5.49	0.483	-
$0.60 - $0.79	1,190,000	5.57	0.729	-	914,000	5.51	0.734	-
$1.00 - $1.19	20,000	6.22	1.010	-	12,000	6.23	1.010	-
Total	3,620,000	6.29	$0.503	$50,400	2,280,000	5.72	$0.562	$16,560

NOTE 14 -   OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Year ended June 30:
Revenue	$78,594	$73,203	$68,122	$63,793	$146,716	$136,996
Cost of transportation	46,887	41,932	54,199	49,495	101,086	91,427
Net revenue	$31,707	$31,271	$13,923	$14,298	$45,630	$45,569

NOTE 15 -   QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)

	Fiscal Year 2010 – Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$40,707,751	$32,863,624	$39,115,845	$34,028,336
Cost of transportation	27,472,232	22,522,506	27,611,567	23,479,447
Net revenues	13,235,519	10,341,118	11,504,278	10,548,889

Total operating expenses	12,369,093	9,490,541	10,908,923	10,383,657

Income from operations	866,426	850,577	595,355	165,232

Total other income	188,702	134,132	327,931	42,985

Income before income tax expense	1,055,128	984,709	923,286	208,217

Income tax expense	(175,438)	(511,050)	(336,539)	(71,127)

Net income	879,690	473,659	586,747	137,090

Net income attributable to non-controlling interest	(35,412)	(24,551)	(37,638)	(21,040)

Net income attributable to Radiant Logistics, Inc.	$844,278	$449,108	$549,109	$116,050

Net income per common share – basic and diluted	$.03	$.01	$.02	$.02

	Fiscal Year 2009 – Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$32,360,984	$29,718,852	$42,513,263	$32,403,220
Cost of transportation	22,212,677	18,971,855	29,023,751	21,219,498
Net revenues	10,148,307	10,746,997	13,489,512	11,183,722

Total operating expenses	9,831,607	10,475,060	24,013,215	10,819,241

Income (loss) from operations	316,700	271,937	(10,523,703)	364,481

Total other income (expense)	(155,890)	106,001	(66,844)	28,375

Income (loss) before income tax (expense) benefit	160,810	377,938	(10,590,547)	392,856

Income tax (expense) benefit	(210,793)	(63,150)	382,690	(152,659)

Net income (loss)	(49,983)	314,788	(10,207,857)	240,197

Net (income) loss attributable to non-controlling interest	(7,088)	(21,750)	(7,843)	9,990

Net income (loss) attributable to Radiant Logistics, Inc.	$(57,071)	$293,038	$(10,215,700)	$250,187

Net income (loss) per common share – basic and diluted	$(.00)	$.01	$(.29)	$.01

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002