Form 10-Q
period 2010-09-30
RADIANT LOGISTICS, INC
filed 2010-11-12
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-50283

RADIANT LOGISTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3625550
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

405 114th Ave S.E., Bellevue, WA 98004

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

There were 29,782,721 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 12, 2010.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	SEPTEMBER 30,	JUNE 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$900,219	$682,108
Accounts receivable, net of allowance of $600,118 and $626,401, respectively	23,770,163	21,442,023
Current portion of employee loan receivable	13,600	13,100
Current portion of station and other receivables	104,947	195,289
Prepaid expenses and other current assets	1,094,858	1,104,211
Deferred tax asset	373,791	402,428
Total current assets	26,257,578	23,839,159

Furniture and equipment, net	879,907	881,416

Acquired intangibles, net	1,774,374	2,019,757
Goodwill	1,011,310	982,788
Employee loan receivable, net of current portion	38,000	38,000
Station and other receivables, net of current portion	163,614	151,160
Investment in real estate	40,000	40,000
Deposits and other assets	183,134	153,116
Deferred tax asset – long term	253,099	106,023
Total long term assets	3,463,531	3,490,844
Total assets	$30,601,016	$28,211,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$16,951,221	$16,004,814
Commissions payable	2,681,013	2,119,503
Other accrued costs	661,335	538,854
Income taxes payable	308,090	76,309
Due to former Adcom shareholder	555,977	603,205
Total current liabilities	21,157,636	19,342,685

Long term debt	7,741,719	7,641,021
Other long term liabilities	487,965	439,905
Total long term liabilities	8,229,684	8,080,926
Total liabilities	29,387,320	27,423,611

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)
(unaudited)

	SEPTEMBER 30,	JUNE 30,
	2010	2010
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,894,421 and 31,273,461 shares issued and outstanding, respectively	16,157	16,157
Additional paid-in capital	8,163,178	8,108,239
Treasury stock, at cost, 4,807,539 and 3,428,499 shares, respectively	(1,354,087)	(936,190)
Retained deficit	(5,684,003)	(6,466,946)
Total Radiant Logistics, Inc. stockholders’ equity	1,141,245	721,260
Non-controlling interest	72,451	66,548)
Total stockholders’ equity	1,213,696	787,808
Total liabilities and stockholders’ equity	$30,601,016	$28,211,419

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

	2010	2009

Revenue	$46,361,057	$34,028,336
Cost of transportation	32,242,361	23,479,447

Net revenues	14,118,696	10,548,889

Agent commissions	9,832,460	7,455,206
Personnel costs	1,557,160	1,422,397
Selling, general and administrative expenses	1,063,282	1,096,273
Depreciation and amortization	325,258	409,781

Total operating expenses	12,778,160	10,383,657

Income from operations	1,340,536	165,232

Other income (expense):
Interest income	5,809	1,184
Interest expense	(42,242)	(56,508)
Other	26,286	98,309

Total other income (expense)	(10,147)	42,985

Income before income tax expense	1,330,389	208,217

Income tax expense	(505,543)	(71,127)

Net income	824,846	137,090

Less: Net income attributable to non-controlling interest	(41,903)	(21,040)

Net income attributable to Radiant Logistics, Inc.	$782,943	$116,050

Net income per common share – basic and diluted	$.03	$.00

Weighted average shares outstanding:
Basic shares	30,471,061	33,367,940
Diluted shares	30,723,861	33,548,186

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED	NONCONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	INTEREST	EQUITY
Balance at June 30, 2010	31,273,461	$16,157	$8,108,239	$(936,190)	$(6,466,946)	$66,548	$787,808
Repurchase of common stock	(1,379,040)	-	-	(417,897)	-	-	(417,897)
Share-based compensation	-	-	54,939	-	-	-	54,939
Distribution to non-controlling interest	-	-	-	-	-	(36,000)	(36,000)
Net income for the three months ended September 30, 2010	-	-	-	-	782,943	41,903	824,846

Balance at September 30, 2010	29,894,421	$16,157	$8,163,178	$(1,354,087)	$(5,684,003)	$72,451	$1,213,696

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$782,943	$116,050

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	54,939	54,207
amortization of intangibles	245,383	308,324
deferred income tax benefit	(118,439)	(60,063)
depreciation and leasehold amortization	79,875	101,457
change in non-controlling interest	41,903	21,040
provision for doubtful accounts	(26,283)	105,413
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(2,301,857)	(2,165,750)
employee loan receivable	(500)	2,000
station and other receivables	77,888	172,947
prepaid expenses and other assets	(20,665)	(135,004)
accounts payable and accrued transportation costs	946,407	821,616
commissions payable	561,510	441,713
other accrued costs	122,481	(209,450)
other long-term liabilities	48,060	-
income taxes payable	231,781	-
income tax deposit	-	129,208

Net cash provided by (used for) operating activities	725,426	(296,292)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of furniture and equipment	(78,366)	(4,690)
Payments made to former Adcom shareholder	(75,750)	(102,437)

Net cash used for investing activities	(154,116)	(107,127)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	100,698	713,261
Distribution to non-controlling interest	(36,000)	-
Purchases of treasury stock	(417,897)	(390,636)

Net cash provided by (used for) financing activities	(353,199)	322,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218,111	(80,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	682,108	890,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$900,219	$809,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$433,360	$1,983
Interest paid	$40,330	$55,200

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows (continued)
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

In September 2010, the Company revised its estimate of the "Tier-One Earn-Out Payment" (see Note 4) relating to the acquisition of Adcom for the year ending June 30, 2010, resulting in an increase to goodwill and the amount due to the former Adcom shareholder of $28,522.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions since our acquisition of Airgroup.  In November 2007, we acquired certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc., in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities.

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

Successful implementation of our growth strategy depends upon a number of factors, including our ability to: (i) continue developing new agency locations; (ii) locate acquisition opportunities; (iii) secure adequate funding to finance identified acquisition opportunities; (iv) efficiently integrate the businesses of the companies acquired; (v) generate the anticipated economies of scale from the integration; and (vi)  maintain the historic sales growth of the acquired businesses in order to generate continued organic growth.  There are a variety of risks associated with our ability to achieve our strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates.  Certain of these business risks are identified in Item 1A of our 10K filing.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

c)           Fair Value of Financial Instruments

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, income taxes payable and amounts due to former Adcom shareholder approximate the carrying values dues to the relatively short maturities of these instruments. The fair value of the Company’s long-term debt, if recalculated based on current interest rates, would not differ significantly from the recorded amount.

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

g)           Furniture & Equipment

Technology (computer software, hardware, and communications), furniture, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over five to seven year lives for vehicles, communication, office, furniture, and computer equipment using the double declining balance method. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2010.

j)           Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021.  As of September 30, 2010 minimum future lease payments under these non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

Fiscal Year Ending June 30	Amount
2011 (remaining portion)	$203,586
2012	229,567
2013	221,158
2014	230,921
2015	240,223
Thereafter	1,639,454

Total minimum lease payments	$2,764,909

Included in these future commitments are upcoming rental lease payments pertaining to the Company’s new corporate office location.  The initial term of this lease commences on June 1, 2010, and is set to expire on May 31, 2021.  Rent for the first 12-month period has been abated by the landlord and lease payments will begin on June 1, 2011.

Rent expense amounted to $181,713 and $102,774 for the three months ended September 30, 2010 and 2009.

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

For the three months ended September 30, 2010, the Company recorded share based compensation expense of $54,939, which, net of income taxes, resulted in a $34,062 reduction of net income. For the three months ended September 30, 2009, the Company recorded share based compensation expense of $54,207, which, net of income taxes, resulted in a $33,608 reduction of net income.

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

For the three months ended September 30, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 30,723,861 shares of common stock, including options to purchase 3,620,000 shares of common stock at September 30, 2010, of which 2,760,000 were excluded as their effect would have been anti-dilutive.  For the three months ended September 30, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 33,548,186 shares of common stock, including options to purchase 3,620,000 shares of common stock at September 30, 2009, of which 3,060,000 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009
Weighted average basic shares outstanding	30,471,061	33,367,940
Options	252,800	180,246
Weighted average dilutive shares outstanding	30,723,861	33,548,186

o)           Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

p)           Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2011.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the Accounting Standards Codification ("ASC") by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements.   ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The guidance in ASU 2010-13 provides amendments to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Contingent consideration associated with the acquisition of Adcom included "Tier-1 Earn-Out Payments" of up to $700,000 annually, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the Agreement), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); and a "Tier-2 Earn-Out Payment" of up to $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period. The Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the Agreement), which includes a sale of Adcom or the Company, or certain changes in corporate control.

Mr. Friedman, the sole shareholder of Adcom, earned $517,019 in Tier-1 earnout payment for the year ended June 30, 2010.  This amount is included in the amount due to former Adcom shareholder as of September 30, 2010.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on achieving gross profit contributions (in thousands):

Estimated payment anticipated for fiscal year(1):	2012	2013
Earn-out period:	7/1/2010 –6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350
Equity	350	350
Total potential earn-out payments	$700	$700

Total gross margin targets	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom:

	As of September 30, 2010		As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$4,031,100	$5,752,000	$3,796,340
Covenants not to compete	190,000	136,526	190,000	125,903
Total	$5,942,000	$4,167,626	$5,942,000	$3,922,243

Aggregate amortization expense:
For three months ended September 30, 2010		$245,383
For three months ended September 30, 2009		$308,324

Aggregate amortization expense for the years ending June 30:
2011 – For the remainder of the year		$582,378
2012		769,772
2013		374,344
2014		47,880
Total		$1,774,374
NOTE 6 – VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 7). RLP commenced operations in February 2007. Non-controlling interest recorded on the statements of operations was an expense of $41,903 and $21,040 for the three months ended September 30, 2010 and 2009, respectively.

The following table summarizes the balance sheets of RLP:

	September 30,	June 30,
	2010	2010
ASSETS
Accounts receivable	$3,530	$15,910
Accounts receivable – Radiant Logistics	123,482	110,336
Prepaid expenses and other current assets	811	950
Total assets	$127,823	$127,196

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$7,072	$16,284
Total liabilities	$7,072	$16,284

Partners' capital	120,751	110,912
Total liabilities and partners' capital	$127,823	$127,196

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

NOTE 8 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30,	June 30,
	2010	2010
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	311,191	311,191
Furniture and fixtures	149,504	149,504
Computer equipment	607,118	606,405
Computer software	962,005	884,352
Leasehold improvements	439,197	439,197
	2,534,162	2,455,796

Less: Accumulated depreciation and amortization	(1,654,255)	(1,574,380)

Furniture and equipment – net	$879,907	$881,416

Depreciation and amortization expense related to furniture and equipment was $79,875 and $101,457 for the three months ended September 30, 2010 and 2009, respectively.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At September 30, 2010, the Company was in compliance with all of its covenants.

As of September 30, 2010, the Company had $5,706,586 in advances under the Facility and $2,035,133 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash accounts, as they will be advanced from, or against, our Facility when presented for payment to the bank.  The forgoing results in total long term debt of $7,741,719.

At September 30, 2010, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $6,176,798 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended September 30, 2010, the Company recognized net income tax expense of $505,543 which consisted of current income tax expense of $623,982 and deferred income tax benefit of $118,439.  For the three months ended September 30, 2009, the Company recognized net income tax expense of $71,127 which consisted of current income tax expense of $131,190, and deferred income tax benefit of $60,063.

Tax years which remain subject to examination by state authorities are the years ended June 30, 2007, 2008, 2009 and 2010.  Tax years which remain subject to examination by Federal authorities are the years ended June 30, 2007, 2008, 2009 and 2010.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2010 and 2009, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  During the three months ended September 30, 2010, the Company purchased 1,379,040 shares of its common stock under this repurchase program at a cost of $417,897.

Subsequent to quarter end through the date of this report, the Company purchased an additional 111,700 shares at a cost of $53,398.

NOTE 12 – SHARE-BASED COMPENSATION

For the three months ended September 30, 2010 the Company granted no options.

Share based compensation costs recognized during the three months ended September 30, 2010, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of September 30, 2010.

During the three months ended September 30, 2010 and 2009, the Company recognized stock option compensation expense of $54,939 and $54,207, respectively.  The following table summarizes activity under the plan for the three months ended September 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,620,000	$0.503	6.29 years	$50,400
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2010	3,620,000	$0.503	6.04 years	$149,600
Exercisable at September 30, 2010	2,344,000	$0.556	5.55 years	$45,040

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

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Three months ended September 30:
Revenue	$24,250	$18,110	$22,111	$15,918	$46,361	$34,028
Cost of transportation	14,623	10,889	17,619	12,590	32,242	23,479
Net revenue	$9,627	$7,221	$4,492	$3,328	$14,119	$10,549

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

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Operating under the Airgroup, Adcom & RLP brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions since our initial acquisition of Airgroup in January of 2006.  In November 2007, we acquired certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management, and warehousing.

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

Results of Operations

Three months ended September 30, 2010 (actual and unaudited) and September 30, 2009 (actual and unaudited)

We generated transportation revenue of $46.4 million and $34.0 million and net transportation revenue of $14.1 million and $10.5 million for the three months ended September 30, 2010 and 2009, respectively.  Net income was $0.8 million for the three months ended September 30, 2010, compared to net income of $0.1 million for the three months ended September 30, 2009.

We had adjusted EBITDA of $1.7 million and $0.7 million for three months ended September 30, 2010 and 2009, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended September 30, 2010 and 2009.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended September  30, 2010 and 2009:

	Three months ended September 30,		Change
	2010	2009	Amount	Percent

Net income	$783	$116	$667	575.0%
Income tax expense	506	71	435	612.7%
Net interest expense	36	55	(19)	(34.5)%
Depreciation and amortization	325	410	(85)	(20.7)%

EBITDA	$1,650	$652	$998	153.1%

Share based compensation and other non-cash costs	59	70	(11)	(15.7)%
Adjusted EBITDA	$1,709	$722	$987	136.7%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2010 and 2009 (actual and unaudited):

	Three months ended September 30,		Change
	2010	2009	Amount	Percent

Transportation revenue	$46,361	$34,028	$12,333	36.2%
Cost of transportation	32,242	23,479	8,763	37.3%

Net transportation revenue	$14,119	$10,549	$3,570	33.8%
Net transportation margins	30.5%	31.0%

Transportation revenue was $46.4 million for the three months ended September 30, 2010, an increase of 36.2% over transportation revenue of $34.0 million for the three months ended September 30, 2009.  Domestic transportation revenue increased by 33.9% to $24.3 million for the three months ended September 30, 2010, from $18.1 million for the three months ended September 30, 2009.  International transportation revenue increased by 38.9% to $22.1 million for the three months ended September 30, 2010, from $15.9 million for the comparable prior year period.   These increases in revenue were due to a stronger demand for our services.

Cost of transportation increased to $32.2 million for the three months ended September 30, 2010, compared to $23.5 million for the three months ended September 30, 2009 as a result of increased transportation revenues.

Net transportation margins decreased to 30.5% of transportation revenue for the three months ended September 30, 2010, as compared to 31.0% of transportation revenue for the three months ended September 30, 2009.  The margin regression was attributed to proportionately higher international sales, which typically yield lower margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2010 and 2009 (actual and unaudited):

	Three months ended September 30,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$14,119	100.0%	$10,549	100.0%	$3,570	33.8%

Agent commissions	9,833	69.7%	7,455	70.7%	2,378	31.9%
Personnel costs	1,557	11.0%	1,422	13.5%	135	9.5%
Selling, general and administrative	1,063	7.5%	1,097	10.4%	(34)	(3.1)%
Depreciation and amortization	325	2.3%	410	3.9%	(85)	(20.7)%

Total operating expenses	12,778	90.5%	10,384	98.4%	2,394	23.1%

Income from operations	1,341	9.5%	165	1.6%	1,176	712.7%
Other income (expense)	(10)	(0.1)%	43	0.4%	(53)	(123.3)%

Income before income taxes and non-controlling interest	1,331	9.4%	208	2.0%	1,123	539.9%
Income tax expense	(506)	(3.6)%	(71)	(0.7)%	(435)	(612.7)%

Income before non-controlling interest	825	5.8%	137	1.3%	688	502.2%
Non-controlling interest	(42)	(0.3)%	(21)	(0.2)%	(21)	(100.0)%

Net income	$783	5.5%	$116	1.1%	$667	575.0%

Agent commissions were $9.8 million for the three months ended September 30, 2010, an increase of 31.9% from $7.5 million for the three months ended September 30, 2009.  Agent commissions as a percentage of net transportation revenue decreased to 69.7% for the three months ended September 30, 2010, from 70.7% for the comparable prior year period as a result of the proportional increase in international revenues which typically yield lower margins than our domestic revenues.

Personnel costs were $1.6 million for the three months ended September 30, 2010, an increase of 9.5% from $1.4 million for the three months ended September 30, 2009.  Personnel costs as a percentage of net transportation revenue decreased to 11.0% for the three months ended September 30, 2010, from 13.5% for the comparable prior year period primarily as a result of increased net transportation revenues due to strong demand for our services, without the need to increase corporate personnel proportionately.

Selling, general and administrative costs were $1.1 million for the three months ended September 30, 2010 and 2009.  As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 7.5% for the three months ended September 30, 2010, from 10.4% for the comparable prior year period.

Depreciation and amortization costs for the three months ended September 30, 2010, were approximately $0.3 million, a decrease of 20.7% from $0.4 million for the three months ended September 30, 2009.  Depreciation and amortization as a percentage of net transportation revenue decreased to 2.3% for the three months ended September 30, 2010, from 3.9% for the comparable prior year period, primarily due to lower amortization costs associated with the Airgroup & Adcom acquisitions.

Income from operations was $1.3 million for the three months ended September 30, 2010, compared to income from operations of $0.2 million for the three months ended September 30, 2009.

Other expense was less than $0.1 million for the three months ended September 30, 2010, compared to other income of less than $0.1 million for the three months ended September 30, 2009.

Net income was $0.8 million for the three months ended September 30, 2010, compared to net income of $0.1 million for the three months ended September 30, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.7 million for the three months ended September 30, 2010, compared to net cash used of $0.3 million for the three months ended September 30, 2009.  The change was principally driven by a decrease in net collections on outstanding receivables, partially offset by a decrease in net payments on outstanding payables, positive cash flows from amortization of intangibles and income taxes attributable to current year net income.

Net cash used in investing activities was $0.2 million for the three months ended September 30, 2010, compared to $0.1 million for the three months ended September 30, 2009.  Use of cash for the three months ended September 30, 2010, consisted of the purchase of $0.1 million of fixed assets and payments made to the former Adcom shareholder totaling $0.1 million. Use of cash for the three months ended September 30, 2009 consisted of the purchase of less than $0.1 million in fixed assets and payments made to the former Adcom shareholder totaling $0.1 million.

Net cash used in financing activities was $0.4 million for the three months ended September 30, 2010, compared to net cash provided of $0.3 million for the three months ended September 30, 2009.  The cash used for financing activities for the three months ended September 30, 2010, consisted primarily of $0.4 million of treasury stock purchases and a distribution to the non-controlling interest of a subsidiary of less than $0.1 million, offset by net proceeds from our credit facility of $0.1 million.  The cash provided by financing activities for the three months ended September 30, 2009, consisted of borrowings from our credit facility of $0.7 million, offset by $0.4 million of treasury stock purchases.

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

As of September 30, 2010, we owe Mr. Friedman $297,468 in cash and $258,509 in Company stock, which includes the Tier-1 earnout payment for the year ended June 30, 2010.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year(1):	2012	2013
Earn-out period:	7/1/2010 – 6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350
Equity	350	350
Total potential earn-out payments	$700	$700

Total gross margin targets	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

Credit Facility

In March 2010, our $15.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was increased to $20.0 million with a maturity date of March 31, 2012. The Facility is collateralized by accounts receivable and other assets of the Company and our subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes, including the repurchase of the Company’s stock. Borrowings under the facility bear interest, at our option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and our subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with our historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $1.0 million under the Facility; (v) the lender must be reasonably satisfied with projected financial statements we provide covering a 12 month period following the acquisition; (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $7.5 million in aggregate purchase price financed by funded debt. In the event that we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass it may need to achieve its strategic objectives.

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

Advances made under our $20.0 million facility are limited to the eligible accounts receivable available to support our borrowings.  As of September 30, 2010, we have approximately $12.1 in eligible accounts receivable and, net of advances outstanding, approximately $6.2 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. Except for the acquisition of our agent based stations, we would generally expect our acquisitions to contribute additional eligible accounts receivable to our borrowing base and create capacity for additional borrowings under our Facility. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale or issuance of equity.

Off Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4.                    Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2010, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of September30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have a share repurchase program that authorizes us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  The share repurchases may occur from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the three month period ended September 30, 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from July 1, 2010 through July 31, 2010	558,740	$0.280	558,740	1,012,761
Repurchases from August 1, 2010 through August 31, 2010	587,800	$0.307	1,146,540	424,961
Repurchases from September 1, 2010 through September 30, 2010	232,500	$0.348	1,379,040	192,461
Total	1,379,040	$0.303	1,379,040	192,461

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock through December 31, 2010.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated November 11, 2010	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: November 12, 2010	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer and Chief Financial Officer

Date: November 12, 2010	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 11, 2010