Form 10-Q
period 2010-12-31
RADIANT LOGISTICS, INC
filed 2011-02-14
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

There were 30,514,759 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 11, 2011.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	DECEMBER 31,	JUNE 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$98,042	$682,108
Accounts receivable, net of allowance of $474,258 and $626,401, respectively	23,783,074	21,442,023
Current portion of employee loan receivable	18,001	13,100
Current portion of station and other receivables	110,822	195,289
Prepaid expenses and other current assets	1,779,261	1,104,211
Deferred tax asset	316,740	402,428
Total current assets	26,105,940	23,839,159

Furniture and equipment, net	880,678	881,416

Acquired intangibles, net	1,526,182	2,019,757
Goodwill	1,011,310	982,788
Employee loan receivable, net of current portion	29,526	38,000
Station and other receivables, net of current portion	136,051	151,160
Investment in real estate	40,000	40,000
Deposits and other assets	177,785	153,116
Deferred tax asset – long term	190,718	106,023
Total long term assets	3,111,572	3,490,844
Total assets	$30,098,190	$28,211,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$18,023,253	$16,004,814
Commissions payable	1,965,506	2,119,503
Other accrued costs	684,796	538,854
Income taxes payable	212,410	76,309
Due to former Adcom shareholder	36,708	603,205
Other current liabilities	75,000	-
Total current liabilities	20,997,673	19,342,685

Long term debt	6,319,629	7,641,021
Other long term liabilities	611,024	439,905
Total long term liabilities	6,930,653	8,080,926
Total liabilities	27,928,326	27,423,611

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)
(unaudited)

	DECEMBER 31,	JUNE 30,
	2010	2010
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 29,782,721 and 31,273,461 shares issued and outstanding, respectively	16,157	16,157
Common stock issuable, $0.001 par value, 732,038 and 0 shares, respectively	732	-
Additional paid-in capital	8,446,788	8,108,239
Treasury stock, at cost, 4,919,239 and 3,428,499 shares, respectively	(1,407,455)	(936,190)
Retained deficit	(4,967,738)	(6,466,946)
Total Radiant Logistics, Inc. stockholders’ equity	2,088,484	721,260
Non-controlling interest	81,380	66,548
Total stockholders’ equity	2,169,864	787,808
Total liabilities and stockholders’ equity	$30,098,190	$28,211,419

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2010	2009	2010	2009

Revenue	$44,496,820	$39,115,845	$90,857,877	$73,144,179
Cost of transportation	30,314,763	27,611,567	62,557,124	51,091,017
Net revenues	14,182,057	11,504,278	28,300,753	22,053,162

Agent commissions	9,850,191	7,838,360	19,682,651	15,293,565
Personnel costs	1,561,268	1,531,465	3,118,428	2,953,862
Selling, general and administrative expenses	1,140,135	1,153,161	2,203,417	2,249,433
Depreciation and amortization	326,808	385,937	652,066	795,717
Total operating expenses	12,878,402	10,908,923	25,656,562	21,292,577

Income from operations	1,303,655	595,355	2,644,191	760,585

Other income (expense):
Interest income	5,630	9,563	11,439	3,273
Interest expense	(42,179)	(36,756)	(84,421)	(85,791)
Other	63,407	454	89,693	98,765
Gain (loss) on litigation settlement	(150,000)	354,670	(150,000)	354,670
Total other income (expense)	(123,142)	327,931	(133,289)	370,917

Income before income tax expense	1,180,513	923,286	2,510,902	1,131,502

Income tax expense	(413,319)	(336,539)	(918,862)	(407,665)

Net income	767,194	586,747	1,592,040	723,837

Less: Net income attributable to non-controlling interest	(50,929)	(37,638)	(92,832)	(58,678)

Net income attributable to Radiant Logistics, Inc.	$716,265	$549,109	$1,499,208	$665,159

Net income per common share – basic and diluted	$.02	$.02	$.05	$.02

Weighted average shares outstanding:
Basic shares	30,122,700	32,533,680	30,296,880	32,950,810
Diluted shares	31,212,861	32,723,181	30,968,361	33,135,684

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		COMMON STOCK ISSUABLE		ADDITIONAL PAID-IN	TREASURY	RETAINED	NON- CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	INTEREST	EQUITY (DEFICIT)
Balance at June 30, 2010	31,273,461	$16,157	-	$-	$8,108,239	$(936,190)	$(6,466,946)	$66,548	$787,808
Repurchase of common stock	(1,490,740)	-	-	-	-	(471,265)	-	-	(471,265)
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $0.35 per share	-	-	732,038	732	257,778	-	-	-	258,510
Share-based compensation	-	-	-	-	80,771	-	-	-	80,771
Distribution to non-controlling interest	-	-	-	-	-	-	-	(78,000)	(78,000)
Net income for the six months ended December 31, 2010	-	-	-	-	-	-	1,499,208	92,832	1,592,040

Balance at December 31, 2010	29,782,721	$16,157	732,038	$732	$8,446,788	$(1,407,455)	$(4,967,738)	$81,380	$2,169,864

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2010	2009

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$1,499,208	$665,159
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	80,771	108,904
amortization of intangibles	493,575	591,978
deferred income tax expense (benefit)	993	(261,532)
depreciation and leasehold amortization	158,491	203,739
change in non-controlling interest	92,832	58,678
loss (gain) on litigation settlement	150,000	(354,670)
loss on disposal of assets	11,931	-
provision for (recovery of) doubtful accounts	(152,143)	143,608
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(2,188,908)	(4,436,656)
employee loan receivable	3,573	33,266
station and other receivables	99,576	185,475
prepaid expenses and other assets	(699,719)	(80,091)
accounts payable and accrued transportation costs	2,018,439	2,383,214
commissions payable	(153,997)	(179,945)
other accrued costs	145,942	(172,669)
other long-term liabilities	96,119	-
income taxes payable	136,101	-
income tax deposit	-	503,556

Net cash provided by (used for) operating activities	1,792,784	(607,986)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of furniture and equipment	(169,684)	(11,010)
Payments made to former Adcom shareholder	(336,509)	(139,937)

Net cash used for investing activities	(506,193)	(150,947)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(1,321,392)	838,129
Distribution to non-controlling interest	(78,000)	-
Purchases of treasury stock	(471,265)	(491,636)

Net cash provided by (used for) financing activities	(1,870,657)	346,493

NET DECREASE IN CASH AND CASH EQUIVALENTS	(584,066)	(412,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	682,108	890,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,042	$478,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$781,768	$177,642
Interest paid	$62,438	$82,855

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

In September 2010, the Company revised its estimate of the "Tier-One Earn-Out Payment" (see Note 4) relating to the acquisition of Adcom for the year ended June 30, 2010, resulting in an increase to goodwill and the amount due to the former Adcom shareholder of $28,522.

In December 2010, the Company issued 732,038 shares of common stock at a fair value of $0.35 per share in satisfaction of the $258,510 earn-out payment for the year ended June 30, 2010, resulting in a decrease to the amount due to former Adcom shareholder, an increase in common stock issuable of $732 and an increase in additional paid-in capital of $257,778.

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

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, income taxes payable, other current liabilities and amounts due to former Adcom shareholder approximate the carrying values dues to the relatively short maturities of these instruments. The fair value of the Company’s long-term debt, if recalculated based on current interest rates, would not differ significantly from the recorded amount.

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

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. As of December 31, 2010, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2010.

j)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021.  As of December 31, 2010, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30and thereafter are as follows:

2011 (remaining portion)	$136,189
2012	229,567
2013	221,158
2014	230,921
2015	240,223
Thereafter	1,639,454

Total minimum lease payments	$2,697,512

Included in these future commitments are upcoming rental lease payments pertaining to the Company’s new corporate office location.  The initial term of this lease commenced on June 1, 2010, and is set to expire on May 31, 2021.  Rent for the first 12-month period has been abated by the landlord and lease payments will begin on June 1, 2011.

Rent expense amounted to $342,559 and $247,690 for the six months ended December 31, 2010 and 2009.

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

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under generally accepted accounting principles ("GAAP") which do not recognize revenue until a proof of delivery is received or which recognize revenue as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

For the three months ended December 31, 2010, the Company recorded share based compensation expense of $25,833, which, net of income taxes, resulted in a $16,016 reduction of net income. For the three months ended December 31, 2009, the Company recorded share based compensation expense of $54,696, which, net of income taxes, resulted in a $33,912 reduction of net income.

For the six months ended December 31, 2010, the Company recorded share based compensation expense of $80,771, which, net of income taxes, resulted in a $50,078 reduction of net income. For the six months ended December 31, 2009, the Company recorded share based compensation expense of $108,904, which, net of income taxes, resulted in a $67,520 reduction of net income.

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

For the three months ended December 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 31,212,861 shares of common stock, including options to purchase 3,647,779 shares of common stock at December 31, 2010, of which 1,020,000 were excluded as their effect would have been anti-dilutive.  For the three months ended December 31, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 32,723,181 shares of common stock, including options to purchase 3,620,000 shares of common stock at December 31, 2009, of which 3,060,000 were excluded as their effect would have been anti-dilutive.

For the six months ended December 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 30,968,361 shares of common stock, including options to purchase 3,647,779 shares of common stock at December 31, 2010, of which 1,020,000 were excluded as their effect would have been anti-dilutive.  For the six months ended December 31, 2009, the weighted average outstanding number of potentially dilutive common shares totaled 33,135,684 shares of common stock, including options to purchase 3,620,000 shares of common stock at December 31, 2009, of which 3,060,000 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Weighted average basic shares outstanding	30,122,700	32,533,680	30,296,880	32,950,810
Options	1,090,161	189,501	671,481	184,874
Weighted average dilutive shares outstanding	31,212,861	32,723,181	30,968,361	33,135,684

o)	Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

p)	Reclassifications

Certain amounts for prior periods have been reclassified in the condensed consolidated financial statements to conform to the classification used in fiscal 2010.

q)	Subsequent events

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

In its complaint, Team alleged that the Company, in conjunction with the other named defendants, tortuously interfered with an existing contract Team had in place with VRC Express, Inc. ("VRC"), its then existing Chicago, Illinois station location.  In their petition, Team alleged that the Company and other defendants caused VRC to leave the Team network of companies, and become a branch office of Airgroup Corporation.  The suit sought unspecified damages for the loss of business opportunity and profits as a result of VRC leaving the Team system.

This litigation was resolved on January 11, 2011 by agreement amongst the parties to enter an Agreed Order of Dismissal with prejudice, without admission of guilt and with affirmation of the parties’ right to freely compete in the marketplace. In connection with the settlement of the matter, the Company agreed to make a $150,000 donation to a mutually agreeable IRC 503(c) charitable organization.  Neither the Company, the co-defendants, nor Team received any compensation in connection with the settlement of the matter.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance in ASU 2010-29 provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Mr. Friedman, the sole shareholder of Adcom, earned $517,019 in Tier-1 earn-out payment for the year ended June 30, 2010.  This amount was paid 50% in cash and 50% in stock to Mr. Friedman during the quarter ended December 31, 2010.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on achieving Gross Profit Contributions (in thousands):

Estimated payment anticipated for fiscal year(1):	2012	2013
Earn-out period:	7/1/2010 – 6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350
Equity	350	350
Total potential earn-out payments	$700	$700

Total gross margin targets	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

NOTE 5 –	ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom:

	As of December 31, 2010		As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$4,268,670	$5,752,000	$3,796,340
Covenants not to compete	190,000	147,148	190,000	125,903
Total	$5,942,000	$4,415,818	$5,942,000	$3,922,243

Aggregate amortization expense:
For six months ended December 31, 2010		$493,575
For six months ended December 31, 2009		$591,978

Aggregate amortization expense for the years ending June 30:
2011 – For the remainder of the year		$334,185
2012		769,772
2013		374,344
2014		47,881
Total		$1,526,182

NOTE 6 –	VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s condensed consolidated financial statements (see Note 7). RLP commenced operations in February 2007. Non-controlling interest recorded as an expense on the statements of operations was $92,832 and $58,678 for the six months ended December 31, 2010 and 2009, respectively.

The following table summarizes the balance sheets of RLP:

	December 31,	June 30,
	2010	2010
ASSETS
Accounts receivable	$1,689	$15,910
Accounts receivable – Radiant Logistics	138,464	110,336
Prepaid expenses and other current assets	401	950
Total assets	$140,554	$127,196

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$4,920	$16,284
Total liabilities	$4,920	$16,284

Partners' capital	135,634	110,912
Total liabilities and partners' capital	$140,554	$127,196

NOTE 7 –	RELATED PARTY

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

NOTE 8 –	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31,	June 30,
	2010	2010
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	311,191	311,191
Furniture and fixtures	109,409	149,504
Computer equipment	643,689	606,405
Computer software	1,007,447	884,352
Leasehold improvements	448,502	439,197

	2,585,385	2,455,796
Less: Accumulated depreciation and amortization	(1,704,707)	(1,574,380)

Furniture and equipment – net	$880,678	$881,416

Depreciation and amortization expense related to furniture and equipment was $158,491 and $203,739 for the six months ended December 31, 2010 and 2009, respectively.

NOTE 9 –	LONG TERM DEBT

In March 2010, the Company’s $15.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was increased to $20.0 million with a maturity date of March 31, 2012. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes, including the repurchase of the Company’s stock. Borrowings under the facility accrue interest, at the Company’s option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

The terms of the Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Facility. The first covenant limits funded debt to a multiple of 4.00 times the Company’s consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted, measured on a rolling four quarter basis. The second financial covenant requires the Company to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0. The third financial covenant is a minimum profitability standard which requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide).  As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At December 31, 2010, the Company was in compliance with all of its covenants.

As of December 31, 2010, the Company had $3,904,379 in advances under the Facility and $2,415,250 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from our cash, as they will be advanced from, or against, our Facility when presented for payment to the bank.  This results in total long term debt of $6,319,629.

At December 31, 2010, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $7,850,888 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended December 31, 2010, the Company recognized net income tax expense of $413,319 which consisted of current income tax expense of $293,887 and deferred income tax expense of $119,432.  For the three months ended December 31, 2009, the Company recognized net income tax expense of $336,539 which consisted of current income tax expense of $538,008, and deferred income tax benefit of $201,469.

For the six months ended December 31, 2010, the Company recognized net income tax expense of $918,862 which consisted of current income tax expense of $917,869 and deferred income tax expense of $993.  For the six months ended December 31, 2009, the Company recognized net income tax expense of $407,665 which consisted of current income tax expense of $669,197, and deferred income tax benefit of $261,532.

Tax years which remain subject to examination by state authorities are the years ended June 30, 2008, 2009 and 2010.  Tax years which remain subject to examination by Federal authorities are the years ended June 30, 2008, 2009 and 2010.

NOTE 11 –	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2010 and 2009, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  During the six months ended December 31, 2010, the Company purchased 1,490,740 shares of its common stock under this repurchase program at a cost of $471,265.

NOTE 12 –	SHARE-BASED COMPENSATION

During the six months ended December 31, 2010, the Company issued employee options to purchase 27,779 stock options at a $0.60 price per share in November, 2010.  The options vest 20% per year over a five year period.

Share based compensation costs recognized during the six months ended December 31, 2010, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of December 31, 2010.

During the six months ended December 31, 2010, the weighted average fair value per share of employee options granted in November 2010 was $0.29.  The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Risk-Free Interest Rate	0.22%
Expected Term	6.5 years
Expected Volatility	61.2%
Expected Dividend Yield	0.00%
Forfeiture Rate	0.00%

During the six months ended December 31, 2010 and 2009, the Company recognized stock option compensation expense of $80,771 and $108,904, respectively.  The following table summarizes activity under the plan for the six months ended December 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,620,000	$0.503	6.29 years	$50,400
Granted	27,779	0.600	9.89 years	13,890
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2010	3,647,779	$0.504	5.81 years	$774,090
Exercisable at December 31, 2010	2,799,000	$0.562	5.27 years	$236,280

NOTE 13 –	OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Three months ended December 31:
Revenue	$25,537	$19,385	$18,960	$19,731	$44,497	$39,116
Cost of transportation	16,295	11,554	14,020	16,058	30,315	27,612
Net revenue	$9,242	$7,831	$4,940	$3,673	$14,182	$11,504

	United Stated		Other Countries		Total
	2010	2009	2010	2009	2010	2009
Six months ended December 31:
Revenue	$49,787	$37,496	$41,071	$35,648	$90,858	$73,144
Cost of transportation	30,918	22,443	31,639	28,648	62,557	51,091
Net revenue	$18,869	$15,053	$9,432	$7,000	$28,301	$22,053

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) use our current infrastructure as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) continue growing our business and maintain historical or increased gross profit margins; (v) locate suitable acquisition opportunities; (vi) secure the financing necessary to complete any acquisition opportunities we locate; (vii) assess and respond to competitive practices in the industries in which we compete; (viii) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (ix) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (x) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of our annual report on Form 10-K for the year ended June 30, 2010. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Operating under the Airgroup, Adcom & Radiant brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions since our initial acquisition of Airgroup in January of 2006.  In November 2007, we acquired certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In connection with the acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service both the Airgroup and Adcom network brands.  RGL, through the Airgroup and Adcom network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value-added supply chain management services, including order fulfillment, inventory management, and warehousing.

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

Results of Operations

Three months ended December 31, 2010 (actual and unaudited) and December 31, 2009 (actual and unaudited)

We generated transportation revenue of $44.5 million and $39.1 million and net transportation revenue of $14.2 million and $11.5 million for the three months ended December 31, 2010 and 2009, respectively.  Net income was $0.7 million for the three months ended December 31, 2010, compared to net income of $0.5 million for the three months ended December 31, 2009.

We had adjusted EBITDA of $1.7 million and $1.0 million for three months ended December 31, 2010 and 2009, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended December 31, 2010 and 2009.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended December 31, 2010 and 2009:

	Three months ended December 31,		Change
	2010	2009	Amount	Percent

Net income	$716	$549	$167	30.4%
Income tax expense	414	337	77	22.8%
Net interest expense	36	27	9	33.3%
Depreciation and amortization	327	386	(59)	(15.3)%

EBITDA	$1,493	$1,299	$194	14.9%

Share based compensation and other non-cash costs	29	82	(53)	(64.6)%
Loss (gain) on litigation settlement	150	(355)	505	(142.3)%
Adjusted EBITDA	$1,672	$1,026	$646	63.0%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended December 31, 2010 and 2009 (actual and unaudited):

	Three months ended December 31,		Change
	2010	2009	Amount	Percent

Transportation revenue	$44,497	$39,116	$5,381	13.8%
Cost of transportation	30,315	27,612	2,703	9.8%

Net transportation revenue	$14,182	$11,504	$2,678	23.3%
Net transportation margins	31.9%	29.4%

Transportation revenue was $44.5 million for the three months ended December 31, 2010, an increase of 13.8% over transportation revenue of $39.1 million for the three months ended December 31, 2009.  Domestic transportation revenue increased by 31.4% to $25.5 million for the three months ended December 31, 2010, from $19.4 million for the three months ended December 31, 2009.  International transportation revenue decreased by 3.6% to $19.0 million for the three months ended December 31, 2010, from $19.7 million for the comparable prior year period.   These increases in revenue were due to a stronger demand for domestic services.

Cost of transportation increased to $30.3 million for the three months ended December 31, 2010, compared to $27.6 million for the three months ended December 31, 2009.  The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation margins increased to 31.9% of transportation revenue for the three months ended December 31, 2010, as compared to 29.4% of transportation revenue for the three months ended December 31, 2009.  The margin expansion was attributed to higher domestic sales, which typically yield higher margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2010 and 2009 (actual and unaudited):

	Three months ended December 31,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$14,182	100.0%	$11,504	100.0%	$2,678	23.3%

Agent commissions	9,850	69.5%	7,838	68.1%	2,012	25.7%
Personnel costs	1,561	11.0%	1,532	13.3%	29	1.9%
Selling, general and administrative	1,140	8.0%	1,153	10.0%	(13)	(1.1)%
Depreciation and amortization	327	2.3%	386	3.4%	(59)	(15.3)%

Total operating expenses	12,878	90.8%	10,909	94.8%	1,969	18.0%

Income from operations	1,304	9.2%	595	5.2%	709	119.2%
Other income (expense)	(123)	(0.9)%	328	2.8%	(451)	(137.5)%

Income before income taxes and non-controlling interest	1,181	8.3%	923	8.0%	258	27.9%
Income tax expense	(414)	(2.9)%	(337)	(2.9)%	(77)	22.8%

Income before non-controlling interest	767	5.4%	586	5.1%	181	30.9%
Non-controlling interest	(51)	(0.4)%	(37)	(0.3)%	(14)	37.8%

Net income	$716	5.0%	$549	4.8%	$167	30.4%

Agent commissions were $9.9 million for the three months ended December 31, 2010, an increase of 25.7% from $7.8 million for the three months ended December 31, 2009.  Agent commissions as a percentage of net transportation revenue increased to 69.5% for the three months ended December 31, 2010, from 68.1% for the comparable prior year period as a result of increased domestic sales, which typically yield higher margins and consequently higher commissions.

Personnel costs were $1.6 million for the three months ended December 31, 2010, an increase of 1.9% from $1.5 million for the three months ended December 31, 2009.  Personnel costs as a percentage of net transportation revenue decreased to 11.0% for the three months ended December 31, 2010, from 13.3% for the comparable prior year period.  The decrease is primarily attributed to an increase in net transportation revenues (particularly domestic) due to strong demand for our services, without the need to increase corporate personnel proportionately.

Selling, general and administrative costs were $1.1 million for the three months ended December 31, 2010, a decrease of 1.1% from $1.2 million for the three months ended December 31, 2009.  As a percentage of net transportation revenue, selling, general and administrative costs decreased to 8.0% for the three months ended December 31, 2010, from 10.0% for the comparable prior year period.

Depreciation and amortization costs for the three months ended December 31, 2010, were approximately $0.3 million, a decrease of 15.3% from $0.4 million for the three months ended December 31, 2009.  Depreciation and amortization as a percentage of net transportation revenue decreased to 2.3% for the three months ended December 31, 2010, from 3.4% for the comparable prior year period, primarily due to lower amortization costs associated with the Airgroup & Adcom acquisitions.

Income from operations was $1.3 million for the three months ended December 31, 2010, compared to income from operations of $0.6 million for the three months ended December 31, 2009.

Other expense was $0.1 million for the three months ended December 31, 2010, compared to other income of $0.3 million for the three months ended December 31, 2009.  The decrease is primarily due to a loss on litigation of $150k in the current quarter versus a gain on litigation of $355k in the prior year period.

Net income was $0.7 million for the three months ended December 31, 2010, compared to net income of $0.5 million for the three months ended December 31, 2009.

Six months ended December 31, 2010 (actual and unaudited) and December 31, 2009 (actual and unaudited)

We generated transportation revenue of $90.9 million and $73.1 million and net transportation revenue of $28.3 million and $22.1 million for the six months ended December 31, 2010 and 2009, respectively.  Net income was $1.5 million for the six months ended December 31, 2010, compared to net income of $0.7 million for the six months ended December 31, 2009.

We had adjusted EBITDA of $3.4 million and $1.8 million for six months ended December 31, 2010 and 2009, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the six months ended December 31, 2010 and 2009.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the six months ended December 31, 2010 and 2009:
	Six months ended December 31,		Change
	2010	2009	Amount	Percent

Net income	$1,499	$665	$834	125.4%
Income tax expense	920	408	512	125.5%
Net interest expense	72	82	(10)	(12.2)%
Depreciation and amortization	652	796	(144)	(18.1)%

EBITDA	$3,143	$1,951	$1,192	61.1%

Share based compensation and other non-cash costs	88	154	(66)	(42.9)%
Loss (gain) on litigation settlement	150	(355)	505	(142.3)%
Adjusted EBITDA	$3,381	$1,750	$1,631	93.2%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2010 and 2009 (actual and unaudited):

	Six months ended December 31,		Change
	2010	2009	Amount	Percent

Transportation revenue	$90,858	$73,144	$17,714	24.2%
Cost of transportation	62,557	51,091	11,466	22.4%

Net transportation revenue	$28,301	$22,053	$6,248	28.3%
Net transportation margins	31.1%	30.2%

Transportation revenue was $90.9 million for the six months ended December 31, 2010, an increase of 24.2% over transportation revenue of $73.1 million for the six months ended December 31, 2009.  Domestic transportation revenue increased by 32.8% to $49.8 million for the six months ended December 31, 2010, from $37.5 million for the six months ended December 31, 2009.  International transportation revenue increased by 15.4% to $41.1 million for the six months ended December 31, 2010, from $35.6 million for the comparable prior year period.   These increases in revenue were due to a stronger domestic and international demand for our services.

Cost of transportation increased to $62.6 million for the six months ended December 31, 2010, compared to $51.1 million for the six months ended December 31, 2009 as a result of increased volume as reflected in our increased transportation revenues.

Net transportation margins increased to 31.1% of transportation revenue for the six months ended December 31, 2010, as compared to 30.2% of transportation revenue for the six months ended December 31, 2009.  The margin expansion was attributed to a higher proportion of domestic sales, which typically yield higher margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2010 and 2009 (actual and unaudited):

	Six months ended December 31,
	2010		2009		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$28,301	100.0%	$22,053	100.0%	$6,248	28.3%

Agent commissions	19,683	69.5%	15,293	69.3%	4,390	28.7%
Personnel costs	3,118	11.0%	2,954	13.4%	164	5.6%
Selling, general and administrative	2,203	7.8%	2,249	10.2%	(46)	(2.0)%
Depreciation and amortization	652	2.3%	796	3.6%	(144)	(18.1)%

Total operating expenses	25,656	90.6%	21,292	96.5%	4,364	20.5%

Income from operations	2,645	9.4%	761	3.5%	1,884	247.6%
Other income (expense)	(133)	(0.5)%	371	1.7%	(505)	(142.3)%

Income before income taxes and non-controlling interest	2,512	8.9%	1,132	5.1%	1,380	121.9%
Income tax expense	(920)	(3.3)%	(408)	(1.9)%	(512)	125.5%

Income before non-controlling interest	1,592	5.6%	724	3.3%	868	119.9%
Non-controlling interest	(93)	(0.3)%	(59)	(0.3)%	(34)	57.6%

Net income	$1,499	5.3%	$665	3.0%	$834	125.4%

Agent commissions were $19.7 million for the six months ended December 31, 2010, an increase of 28.7% from $15.3 million for the six months ended December 31, 2009.  Agent commissions as a percentage of net transportation revenue increased slightly to 69.5% for the six months ended December 31, 2010, from 69.3% for the comparable prior year period.  The increase is due to increased domestic sales, which typically yield higher margins and consequently higher commissions.

Personnel costs were $3.1 million for the six months ended December 31, 2010, an increase of 5.6% from $3.0 million for the six months ended December 31, 2009.  Personnel costs as a percentage of net transportation revenue decreased to 11.0% for the six months ended December 31, 2010, from 13.4% for the comparable prior year period. The decrease is primarily attributable to an increase in net transportation revenues due to strong demand for our services, without the need to increase corporate personnel proportionately.

Selling, general and administrative costs remain unchanged at $2.2 million for the six months ended December 31, 2010 and 2009.  As a percentage of net transportation revenue, other selling, general and administrative costs decreased to 7.8% for the six months ended December 31, 2010, from 10.2% for the comparable prior year period.

Depreciation and amortization costs for the six months ended December 31, 2010, were approximately $0.7 million, a decrease of 18.1% from $0.8 million for the six months ended December 31, 2009.  Depreciation and amortization as a percentage of net transportation revenue decreased to 2.3% for the six months ended December 31, 2010, from 3.6% for the comparable prior year period, primarily due to lower amortization costs associated with the Airgroup & Adcom acquisitions.

Income from operations was $2.6 million for the six months ended December 31, 2010, compared to income from operations of $0.8 million for the six months ended December 31, 2009.

Other expense was $0.1 million for the six months ended December 31, 2010, compared to other income of $0.4 million for the six months ended December 31, 2009, primarily due to a loss on litigation of $150k in the current period versus a gain on litigation of $355k in the prior year period.

Net income was $1.5 million for the six months ended December 31, 2010, compared to net income of $0.7 million for the six months ended December 31, 2009.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.8 million for the six months ended December 31, 2010, compared to net cash used of $0.6 million for the six months ended December 31, 2009.  The change was principally driven by growth in transportation revenue as well as an increase in net collections on outstanding receivables, partially offset by income taxes, and prepaid expenses.

Net cash used in investing activities was $0.5 million for the six months ended December 31, 2010, compared to $0.2 million for the six months ended December 31, 2009.  Use of cash for the six months ended December 31, 2010, consisted of the purchase of $0.2 million of fixed assets and payments made to the former Adcom shareholder totaling $0.3 million. Use of cash for the six months ended December 31, 2009 consisted of the purchase of less than $0.1 million in fixed assets and payments made to the former Adcom shareholder totaling $0.1 million.

Net cash used in financing activities was $1.9 million for the six months ended December 31, 2010, compared to net cash provided of $0.3 million for the six months ended December 31, 2009.  The cash used for financing activities for the six months ended December 31, 2010, consisted primarily of $0.5 million of treasury stock purchases, a distribution to the non-controlling interest of a subsidiary of $0.1 million and net repayments to our credit facility of $1.3 million.  The cash provided by financing activities for the six months ended December 31, 2009, consisted of borrowings from our credit facility of $0.8 million, offset by $0.5 million of treasury stock purchases.

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

In November 2008, we amended the Airgroup Stock Purchase Agreement and agreed to unconditionally pay the former Airgroup shareholders an earn-out payment of $633,333 for the earn-out period ended June 30, 2009, to be paid on or about October 1, 2009 by delivery of shares of common stock of the Company. In consideration for the certainty of the earn-out payment, the former Airgroup shareholders agreed (i) to waive and release us from any and all further obligations to pay any earn-outs payments on account of shortfall amounts, if any, which may have accumulated prior to June 30, 2009; (ii) to waive and release us from any and all further obligation to account for and pay the Tier-2 Earn-Out payment; and (iii) that the earn-out payment to be paid for the earn-out period ended June 30, 2009 would constitute a full and final payment to the former Airgroup shareholders of any and all amounts due to the former Airgroup shareholders under the Airgroup Stock Purchase Agreement. In March 2009, Airgroup shareholders agreed to receive $0.4 million in cash on an accelerated basis rather than the $0.6 million in Company shares due in October of 2009. No further payments of purchase price are due in connection with this acquisition.

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

Effective September 1, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11.05 million, consisting of: (i) $4.75 million in cash paid at the closing; (ii) $$0.25 million in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2.8 million in four "Tier-1 Earn-Out Payments" of up to $0.7 million each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the stock purchase agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to a maximum of $2.0 million, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16.56 million during the four year earn-out period; and (v) an "Integration Payment" of $1.25 million, payable (a) on the earlier of the date certain integration targets are achieved or 18 months after the closing, and (b) payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

As of December 31, 2010, we owe Mr. Friedman $36,708 in cash.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At December 31, 2010, we were in compliance with all of its covenants.

Given our continued focus on the build-out of our network of exclusive agency locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations for the next twelve months. However, continued growth through strategic acquisitions, will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock in payment of all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

Advances made under our $20.0 million Facility are limited to the eligible accounts receivable available to support our borrowings.  As of December 31, 2010, we have approximately $12.0 million in eligible accounts receivable and, net of advances outstanding, approximately $7.9 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. Except for the acquisition of our agent based stations, we would generally expect our acquisitions to contribute additional eligible accounts receivable to our borrowing base and create capacity for additional borrowings under our Facility. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale or issuance of equity.

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates which affect our financial statements, the areas of particular significance include the assessment of the recoverability of long-lived assets (including acquired intangibles), recoverability of goodwill, and revenue recognition.

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

Acquired intangibles consist of customer related intangibles and covenants not to compete ("CNTC") agreements arising from our acquisitions. Customer related intangibles will be amortized using accelerated methods over approximately 5 years and CNTC agreements will be amortized using the straight line method over the term of the underlying agreement.

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

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under GAAP which do not recognize revenue until a proof of delivery is received or which recognize revenue as progress on the transit is made. Our method of revenue and cost recognition does not result in a material difference from amounts which would be reported under such other methods.

Item 4.   Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2010, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") who also serves as our Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO/CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2010, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In its complaint, Team alleged that we, in conjunction with the other named defendants, tortuously interfered with an existing contract Team had in place with VRC Express, Inc. ("VRC"), its then existing Chicago, Illinois station location.  In their petition, Team alleged that we and other defendants caused VRC to leave the Team network of companies, and become a branch office of Airgroup Corporation.  The suit sought unspecified damages for the loss of business opportunity and profits as a result of VRC leaving the Team system.

This litigation was resolved on January 11, 2011 by agreement amongst the parties to enter an Agreed Order of Dismissal with prejudice, without admission of guilt and with affirmation of the parties’ right to freely compete in the marketplace. In connection with the settlement of the matter, we agreed to make a $150,000 donation to a mutually agreeable IRC 503(c) charitable organization.  Neither the Company, the co-defendants, nor Team received any compensation in connection with the settlement of the matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We had a share repurchase program that authorized us to purchase up to 5,000,000 shares of common stock through December 31, 2010.  Under the program, the share repurchases could be made from time-to-time through open market purchases at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements.  The following table sets forth information regarding our repurchases or acquisitions of common stock during the three month period ended December 31, 2010:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from October 1, 2010 through October 31, 2010	111,700	$0.478	111,700	80,761
Repurchases from November 1, 2010 through November 30, 2010	-	-	-	-
Repurchases from December 1, 2010 through December 31, 2010	-	-	-	-
Total	111,700	$0.478	111,700	80,761

(1)	In May 2009, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock through December 31, 2010.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Press Release dated February 14, 2011	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: February 14, 2011	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer and Chief Financial Officer

Date: February 14, 2011	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated February 14, 2011