Form 10-Q
period 2011-03-31
RADIANT LOGISTICS, INC
filed 2011-05-16
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

There were 30,514,759 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 12, 2011.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	MARCH 31,	JUNE 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$60,708	$682,108
Accounts receivable, net of allowance of $489,156 and $626,401, respectively	23,360,832	21,442,023
Current portion of employee loan receivable	16,095	13,100
Current portion of station and other receivables	95,398	195,289
Prepaid expenses and other current assets	916,325	1,104,211
Deferred tax asset	351,345	402,428
Total current assets	24,800,703	23,839,159

Furniture and equipment, net	865,783	881,416

Acquired intangibles, net	1,359,089	2,019,757
Goodwill	1,011,310	982,788
Employee loan receivable, net of current portion	40,550	38,000
Station and other receivables, net of current portion	126,627	151,160
Investment in real estate	40,000	40,000
Deposits and other assets	205,652	153,116
Deferred tax asset – long term	188,202	106,023
Total long term assets	2,971,430	3,490,844
Total assets	$28,637,916	$28,211,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$17,148,507	$16,004,814
Commissions payable	2,306,229	2,119,503
Other accrued costs	761,926	538,854
Income taxes payable	90,980	76,309
Due to former Adcom shareholder	33,708	603,205
Other current liabilities	75,000	-
Total current liabilities	20,416,350	19,342,685

Long term debt	4,611,011	7,641,021
Other long term liabilities	659,084	439,905
Total long term liabilities	5,270,095	8,080,926
Total liabilities	25,686,445	27,423,611

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)
(unaudited)

	MARCH 31,	JUNE 30,
	2011	2010
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 30,514,759 and 31,273,461 shares issued and outstanding, respectively	16,889	16,157
Additional paid-in capital	8,461,581	8,108,239
Treasury stock, at cost, 4,919,239 and 3,428,499 shares, respectively	(1,407,455)	(936,190)
Retained deficit	(4,197,019)	(6,466,946)
Total Radiant Logistics, Inc. stockholders’ equity	2,873,996	721,260
Non-controlling interest	77,475	66,548
Total stockholders’ equity	2,951,471	787,808
Total liabilities and stockholders’ equity	$28,637,916	$28,211,419

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2011	2010	2011	2010

Revenue	$42,030,290	$32,863,624	$132,888,167	$106,007,803
Cost of transportation	29,005,131	22,522,506	91,562,255	73,613,523
Net revenues	13,025,159	10,341,118	41,325,912	32,394,280

Agent commissions	8,847,029	7,104,883	28,529,680	22,398,448
Personnel costs	1,576,766	1,448,374	4,695,194	4,402,236
Selling, general and administrative expenses	1,099,705	551,139	3,303,122	2,800,572
Depreciation and amortization	253,657	386,145	905,723	1,181,862
Total operating expenses	11,777,157	9,490,541	37,433,719	30,783,118

Income from operations	1,248,002	850,577	3,892,193	1,611,162

Other income (expense):
Interest income	4,605	35,130	16,044	38,403
Interest expense	(32,632)	(56,404)	(117,053)	(142,195)
Other	49,218	155,406	138,911	254,171
Gain (loss) on litigation settlement	-	-	(150,000)	354,670
Total other income (expense)	21,191	134,132	(112,098)	505,049

Income before income tax expense	1,269,193	984,709	3,780,095	2,116,211

Income tax expense	(472,379)	(511,050)	(1,391,241)	(918,715)

Net income	796,814	473,659	2,388,854	1,197,496

Less: Net income attributable to non-controlling interest	(26,095)	(24,551)	(118,927)	(83,229)

Net income attributable to Radiant Logistics, Inc.	$770,719	$449,108	$2,269,927	$1,114,267

Net income per common share – basic	$.03	$.01	$.07	$.03
Net income per common share – diluted	$.02	$.01	$.07	$.03

Weighted average shares outstanding:
Basic shares	30,514,759	32,391,859	30,368,446	32,767,213
Diluted shares	32,719,945	32,533,794	31,543,046	32,937,774

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED	NON-CONTROLLING	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	INTEREST	(DEFICIT)

Balance at June 30, 2010	31,273,461	$16,157	$8,108,239	$(936,190)	$(6,466,946)	$66,548	$787,808
Repurchase of common stock	(1,490,740)	-	-	(471,265)	-	-	(471,265)
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $0.35 per share	732,038	732	257,778	-	-	-	258,510
Share-based compensation	-	-	95,564	-	-	-	95,564
Distribution to non-controlling interest	-	-	-	-	-	(108,000)	(108,000)
Net income for the nine months ended March 31, 2011	-	-	-	-	2,269,927	118,927	2,388,854

Balance at March 31, 2011	30,514,759	$16,889	$8,461,581	$(1,407,455)	$(4,197,019)	$77,475	$2,951,471

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	NINE MONTHS ENDED MARCH 31,

	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,269,927	$1,114,267
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	95,564	163,842
amortization of intangibles	660,668	875,632
deferred income tax benefit	(31,096)	(429,104)
depreciation and leasehold amortization	245,055	306,230
change in non-controlling interest	118,927	83,229
loss (gain) on litigation settlement	150,000	(354,670)
loss on disposal of assets	11,931	-
recovery of doubtful accounts	(137,245)	(11,630)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(1,781,564)	(1,111,488)
employee loan receivable	(5,545)	43,100
station and other receivables	124,424	(393,945)
prepaid expenses and other assets	135,350	(100,055)
checks issued in excess of funds	-	44,148
accounts payable and accrued transportation costs	1,143,693	(195,800)
commissions payable	186,726	99,513
other accrued costs	223,072	(148,412)
other long-term liabilities	144,179	23,544
income taxes payable	14,671	276,612
income tax deposit	-	535,074
due to former Adcom shareholder	-	(20,834)

Net cash provided by operating activities	3,568,737	799,253

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of furniture and equipment	(241,353)	(46,102)
Payments made to former Adcom shareholder	(339,509)	(686,362)

Net cash used for investing activities	(580,862)	(732,464)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayments to credit facility, net of credit fees	(3,030,010)	(420,448)
Distributions to non-controlling interest	(108,000)	(30,000)
Purchases of treasury stock	(471,265)	(506,913)

Net cash used for financing activities	(3,609,275)	(957,361)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(621,400)	(890,572)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	682,108	890,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,708	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,376,430	$588,393
Interest paid	$84,232	$117,349

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed three material acquisitions since its acquisition of Airgroup.  In November 2007, the Company acquired Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities.  In April of 2011, the Company acquired Distribution Services, Inc., d/b/a Distribution by Air (“DBA”), adding an additional 25 locations across North America further expanding its fiscal network and service capabilities (see Note 14).

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to support its multi-brand strategy.  RGL, through the Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers, using a network of independent carriers and international agents positioned strategically around the world.

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

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. As of March 31, 2011, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2011.

j)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021.  As of March 31, 2011, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2011 (remaining portion)	$60,220
2012	224,510
2013	223,548
2014	233,312
2015	239,889
Thereafter	1,639,454

Total minimum lease payments	$2,620,933

Included in these future commitments are upcoming rental lease payments pertaining to the Company’s new corporate office location.  The initial term of this lease commenced on June 1, 2010, and is set to expire on May 31, 2021.  Rent for the first 12-month period has been abated by the landlord and lease payments will begin on June 1, 2011.

Rent expense amounted to $472,711 and $377,051 for the nine months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011, the Company recorded share based compensation expense of $14,794, which, net of income taxes, resulted in a $9,172 reduction of net income. For the three months ended March 31, 2010, the Company recorded share based compensation expense of $54,939, which, net of income taxes, resulted in a $34,062 reduction of net income.

For the nine months ended March 31, 2011, the Company recorded share based compensation expense of $95,564, which, net of income taxes, resulted in a $59,250 reduction of net income. For the nine months ended March 31, 2010, the Company recorded share based compensation expense of $163,842, which, net of income taxes, resulted in a $101,582 reduction of net income.

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

For the three months ended March 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 32,719,945, including options to purchase 3,758,282 shares of common stock at March 31, 2011, of which 110,503 were excluded as their effect would have been anti-dilutive.  For the three months ended March 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 32,533,794, including options to purchase 3,620,000 shares of common stock at March 31, 2010, of which 3,060,000 were excluded as their effect would have been anti-dilutive.

For the nine months ended March 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 31,543,046.  For the nine months ended March 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 32,937,774, including options to purchase 3,620,000 shares at March 31, 2010, of which 3,060,000 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Weighted average basic shares outstanding	30,514,759	32,391,859	30,368,446	32,767,213
Options	2,205,186	141,935	1,174,600	170,561
Weighted average dilutive shares outstanding	32,719,945	32,533,794	31,543,046	32,937,774

o)	Other Comprehensive Income

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

As of March 31, 2011, we owe Mr. Friedman $33,708 in cash.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on achieving Gross Profit Contributions (in thousands):

Estimated payment anticipated for fiscal year(1):	2012	2013
Earn-out period:	7/1/2010 –6/30/2011	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350	$350
Equity	350	350
Total potential earn-out payments	$700	$700

Total gross margin targets	$4,320	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

NOTE 5 –	ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group and Adcom:

	As of March 31, 2011		As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$5,752,000	$4,429,640	$5,752,000	$3,796,340
Covenants not to compete	190,000	153,271	190,000	125,903
Total	$5,942,000	$4,582,911	$5,942,000	$3,922,243

Aggregate amortization expense:
For nine months ended March 31, 2011		$660,668
For nine months ended March 31, 2010		$875,632

Aggregate amortization expense for the years ending June 30:
2011 – For the remainder of the year		$167,093
2012		769,772
2013		374,344
2014		47,880
Total		$1,359,089

NOTE 6 –	VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s condensed consolidated financial statements (see Note 7). RLP commenced operations in February 2007. Non-controlling interest recorded as an expense on the statements of operations was $118,927 and $83,229 for the nine months ended March 31, 2011 and 2010, respectively.

The following table summarizes the balance sheets of RLP:

	March 31,	June 30,
	2011	2010
ASSETS
Accounts receivable	$1,406	$15,910
Accounts receivable – Radiant Logistics	140,039	110,336
Prepaid expenses and other current assets	1,608	950
Total assets	$143,053	$127,196

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$13,929	$16,284
Total liabilities	$13,929	$16,284

Partners' capital	129,124	110,912
Total liabilities and partners' capital	$143,053	$127,196

NOTE 7 –	RELATED PARTY

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

NOTE 8 –	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31,	June 30,
	2011	2010
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	311,191	311,191
Furniture and fixtures	109,409	149,504
Computer equipment	677,255	606,405
Computer software	1,045,550	884,352
Leasehold improvements	448,502	439,197

	2,657,054	2,455,796
Less: Accumulated depreciation and amortization	(1,791,271)	(1,574,380)

Furniture and equipment – net	$865,783	$881,416

Depreciation and amortization expense related to furniture and equipment was $245,055 and $306,230 for the nine months ended March 31, 2011 and 2010, respectively.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, and Adcom Express, Inc. (d/b/a Adcom Worldwide).  As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At March 31, 2011, the Company was in compliance with all of its covenants.

As of March 31, 2011, the Company had $3,103,311 in advances under the Facility and $1,507,700 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash, as they will be advanced from, or against, the Facility when presented for payment to the bank.  This results in total long term debt of $4,611,011.

At March 31, 2011, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $8,249,039 available for borrowing under the Facility based on advances outstanding.

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

For the three months ended March 31, 2011, the Company recognized net income tax expense of $472,379 which consisted of current income tax expense of $504,468 and deferred income tax benefit of $32,089. For the three months ended March 31, 2010, the Company recognized net income tax expense of $511,050 which consisted of current income tax expense of $678,622, and deferred income tax benefit of $167,572.

For the nine months ended March 31, 2011, the Company recognized net income tax expense of $1,391,241 which consisted of current income tax expense of $1,422,337 and deferred income tax benefit of $31,096.  For the nine months ended March 31, 2010, the Company recognized net income tax expense of $918,715 which consisted of current income tax expense of $1,347,819, and deferred income tax benefit of $429,104.

Tax years which remain subject to examination by state authorities are the years ended June 30, 2008, 2009 and 2010. Tax years which remain subject to examination by Federal authorities are the years ended June 30, 2008, 2009 and 2010.

NOTE 11 –	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2011 and 2010, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  During the nine months ended March 31, 2011, the Company purchased 1,490,740 shares of its common stock under this repurchase program at a cost of $471,265.

NOTE 12 –	SHARE-BASED COMPENSATION

The Company issued options to employees to purchase 27,779 shares of common stock at an exercise price of $0.60 price per share in November 2010, and options to purchase 110,503 shares of common stock at an exercise price of $1.30 price per share in March 2011.  The options vest 20% per year over a five-year period.

Share based compensation costs recognized during the nine months ended March 31, 2011, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of March 31, 2011.

During the nine months ended March 31, 2011, the weighted average fair value per share of employee options granted in November 2010 was $0.29 and the weighted average fair value per share of employee options granted in March 2011 was $0.74.  The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	November 2010	March 2011
Risk-Free Interest Rate	0.22%	0.57%
Expected Term	6.5 years	6.5 years
Expected Volatility	61.2%	60.4%
Expected Dividend Yield	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

During the nine months ended March 31, 2011 and 2010, the Company recognized stock option compensation expense of $95,564 and $163,842, respectively.  The following table summarizes activity under the plan for the nine months ended March 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,620,000	$0.503
Granted	138,282	1.159
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2011	3,758,282	$0.528	5.69 years	$5,721,357
Exercisable at March 31, 2011	2,874,000	$0.559	5.01 years	$4,285,340

NOTE 13 –	OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Three months ended March 31:
Revenue	$22,768	$17,401	$19,262	$15,463	$42,030	$32,864
Cost of transportation	13,634	10,359	15,371	12,164	29,005	22,523
Net revenue	$9,134	$7,142	$3,891	$3,299	$13,025	$10,341

	United Stated		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Nine months ended March 31:
Revenue	$72,555	$54,897	$60,333	$51,111	$132,888	$106,008
Cost of transportation	44,552	32,802	47,010	40,812	91,562	73,614
Net revenue	$28,003	$22,095	$13,323	$10,299	$41,326	$32,394

NOTE 14 –	SUBSEQUENT EVENT

On April 6, 2011, the Company closed on a previously announced Agreement and Plan of Merger (the "Agreement") pursuant to which it acquired all of the outstanding capital stock of DBA Distribution Services, Inc., a privately-held New Jersey corporation ("DBA"), in a transaction valued at $12.0 million.  DBA operates under the trade name "Distribution by Air" and provides a full range of domestic and international transportation and logistics services across North America. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company.

The $12.0 million transaction consisted of $5.4 million paid at closing, the delivery of $4.8 million in seller notes (payable in principle installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum), and $1.8 million payable upon achievement of certain integration milestones within 18 months closing.  The Company may, at its sole option, on or before the three-month anniversary of the closing, elect to satisfy up to $2.4 million of the seller notes through the issuance of shares of common stock to be valued based upon a 30-day volume weighted average price as calculated preceding the delivery of the shares.  The seller notes may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the Agreement), which includes a future sale of DBA or the Company or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and funds available under the Company’s revolving credit facility.

Founded in 1981, DBA services a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and twenty-three agency offices across North America.

In connection with the acquisition of DBA, the Company entered into a sixth modification to amend the Bank of America secured credit facility, extending the maturity to March 31, 2013.  The Facility is in the principal amount of $20 million (including availability for letters of credit), and provides for advances of up to 80% of the Company's eligible accounts receivable.  Advances under the facility are available to fund future acquisitions, capital expenditures or for other corporate purposes.

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

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Operating under the Airgroup, Adcom, DBA and Radiant brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed three material acquisitions since our initial acquisition of Airgroup in January of 2006.  In November 2007, we acquired certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In connection with the acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service both the Airgroup and Adcom network brands.  RGL, through the Airgroup and Adcom network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value-added supply chain management services, including order fulfillment, inventory management, and warehousing.  In April 2011, we acquired DBA Distribution Services, Inc. ("DBA"), adding two company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and 23 agency offices across North America.

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

We will continue to search for targets that fit within our acquisition criteria. Our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities.  Although we can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market, we were successful in increasing our credit facility from $15.0 million to $20.0 million in March of 2009.

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

Results of Operations

Three months ended March 31, 2011 (actual and unaudited) and March 31, 2010 (actual and unaudited)

We generated transportation revenue of $42.0 million and $32.9 million and net transportation revenue of $13.0 million and $10.3 million for the three months ended March 31, 2011 and 2010, respectively.  Net income was $0.8 million for the three months ended March 31, 2011, compared to net income of $0.4 million for the three months ended March 31, 2010.

We had adjusted EBITDA of $1.5 million and $1.1 million for three months ended March 31, 2011 and 2010, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended March 31, 2011 and 2010.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,		Change
	2011	2010	Amount	Percent

Net income	$771	$449	$322	71.7%
Income tax expense	472	511	(39)	(7.6%)
Net interest expense	28	21	7	33.3%
Depreciation and amortization	253	386	(133)	(34.5%)

EBITDA	$1,524	$1,367	$157	11.5%

Share based compensation and other non-cash costs	16	93	(77)	(82.8%)
Refund of Business & Occupancy tax (including interest)	-	(395)	395	(100.0%)
Adjusted EBITDA	$1,540	$1,065	$475	44.6%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended March 31, 2011 and 2010 (actual and unaudited):

	Three months ended March 31,		Change
	2011	2010	Amount	Percent

Transportation revenue	$42,030	$32,864	$9,166	27.9%
Cost of transportation	29,005	22,523	6,482	28.8%

Net transportation revenue	$13,025	$10,341	$2,684	26.0%
Net transportation margins	31.0%	31.5%

Transportation revenue was $42.0 million for the three months ended March 31, 2011, an increase of 27.9% over transportation revenue of $32.9 million for the three months ended March 31, 2010.  Domestic transportation revenue increased by 23.6% to $22.8 million for the three months ended March 31, 2011, from $17.4 million for the three months ended March 31, 2010.  International transportation revenue increased by 19.7% to $19.3 million for the three months ended March 31, 2011, from $15.5 million for the comparable prior year period.  These increases in revenue were due to a stronger demand for domestic and international services.

Cost of transportation increased to $29.0 million for the three months ended March 31, 2011, compared to $22.5 million for the three months ended March 31, 2010.  The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation margins decreased to 31.0% of transportation revenue for the three months ended March 31, 2011, as compared to 31.5% of transportation revenue for the three months ended March 31, 2010.  The nominal margin regression was attributed to differing product mixes of shipments throughout the quarter with slightly lower margin characteristics and an increase in charter shipments which also yield lower margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2011 and 2010 (actual and unaudited):

	Three months ended March 31,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$13,025	100.0%	$10,341	100.0%	$2,684	26.0%

Agent commissions	8,847	67.9%	7,105	68.7%	1,742	24.5%
Personnel costs	1,577	12.1%	1,448	14.0%	129	8.9%
Selling, general and administrative	1,100	8.5%	551	5.3%	549	99.6%
Depreciation and amortization	253	1.9%	386	3.8%	(133)	(34.5%)

Total operating expenses	11,777	90.4%	9,490	91.8%	2,287	24.1%

Income from operations	1,248	9.6%	851	8.2%	397	46.7%
Other income	21	0.1%	134	1.3%	(113)	(84.3%)

Income before income taxes and non-controlling interest	1,269	9.7%	985	9.5%	284	28.8%
Income tax expense	(472)	(3.6%)	(511)	(4.9%)	39	(7.6%)

Income before non-controlling interest	797	6.1%	474	4.6%	323	68.1%
Non-controlling interest	(26)	(0.2%)	(25)	(0.2%)	(1)	4.0%

Net income	$771	5.9%	$449	4.4%	$322	71.7%

Agent commissions were $8.8 million for the three months ended March 31, 2011, an increase of 24.5% from $7.1 million for the three months ended March 31, 2010.  Agent commissions as a percentage of net transportation revenue decreased to 67.9% for the three months ended March 31, 2011, from 68.7% for the comparable prior year period as a result of slightly lower margin sales that were booked in the current quarter which directly impacts the agent commissions.

Personnel costs were $1.6 million for the three months ended March 31, 2011, an increase of 8.9% from $1.4 million for the three months ended March 31, 2010.  Personnel costs as a percentage of net transportation revenue decreased to 12.1% for the three months ended March 31, 2011, from 14.0% for the comparable prior year period.  The decrease on a percentage basis is primarily attributed to an increase in net transportation revenues due to strong demand for our services, without the need to increase corporate personnel proportionately.

Selling, general and administrative costs were $1.1 million for the three months ended March 31, 2011, an increase of 99.6% from $0.6 million for the three months ended March 31, 2010.  As a percentage of net transportation revenue, selling, general and administrative costs increased to 8.4% for the three months ended March 31, 2011, from 5.3% for the comparable prior year period.  The increase was primarily due to a business and occupancy tax refund of approximately $0.4 million which occurred in the quarter ending March 31, 2010, without a comparable refund in 2011, and increased legal expenses incurred in connection with the DBA transaction which closed in April 2011.

Depreciation and amortization costs for the three months ended March 31, 2011, were approximately $0.3 million, a decrease of 34.5% from $0.4 million for the three months ended March 31, 2010.  Depreciation and amortization as a percentage of net transportation revenue decreased to 1.9% for the three months ended March 31, 2011, from 3.8% for the comparable prior year period, primarily due to no amortization costs associated with the Airgroup acquisition, as the intangibles for Airgroup are fully amortized.

Income from operations was $1.2 million for the three months ended March 31, 2011, a 33% increase of $0.3 million as compared to income from operations of $0.9 million for the three months ended March 31, 2010.

Other income was less than $0.1 million for the three months ended March 31, 2011compared to other income of $0.1 million for the three months ended March 31, 2010.

Net income was $0.8 million for the three months ended March 31, 2011, a 100%  increase of $0.4 million as compared to net income of $0.4 million for the three months ended March 31, 2010.

Nine months ended March 31, 2011 (actual and unaudited) and March 31, 2010 (actual and unaudited)

We generated transportation revenue of $132.9 million and $106.0 million and net transportation revenue of $41.3 million and $32.4 million for the nine months ended March 31, 2011 and 2010, respectively.  Net income was $2.3 million for the nine months ended March 31, 2011, compared to net income of $1.1 million for the nine months ended March 31, 2010.

We had adjusted EBITDA of $4.9 million and $2.8 million for nine months ended March 31, 2011 and 2010, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the nine months ended March 31, 2011 and 2010.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the nine months ended March 31, 2011 and 2010:

	Nine months ended March 31,		Change
	2011	2010	Amount	Percent

Net income	$2,270	$1,114	$1,156	103.8%
Income tax expense	1,392	919	473	51.5%
Net interest expense	100	104	(4)	(3.8%)
Depreciation and amortization	905	1,182	(277)	(23.4%)

EBITDA	$4,667	$3,319	$1,348	40.6%

Share based compensation and other non-cash costs	104	246	(142)	(57.7%)
Loss (gain) on litigation settlement	150	(355)	505	(142.3%)
Business & Occupancy tax refund (including interest)	-	(395)	395	(100.0%)
Adjusted EBITDA	$4,921	$2,815	$2,106	74.8%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2011 and 2010 (actual and unaudited):

	Nine months ended March 31,		Change
	2011	2010	Amount	Percent

Transportation revenue	$132,888	$106,008	$26,880	25.4%
Cost of transportation	91,562	73,614	17,948	24.4%

Net transportation revenue	$41,326	$32,394	$8,932	27.6%
Net transportation margins	31.1%	30.6%

Transportation revenue was $132.9 million for the nine months ended March 31, 2011, an increase of 25.4% over transportation revenue of $106.0 million for the nine months ended March 31, 2010.  Domestic transportation revenue increased by 24.3% to $72.6 million for the nine months ended March 31, 2011, from $54.9 million for the nine months ended March 31, 2010.  International transportation revenue increased by 15.3% to $60.3 million for the nine months ended March 31, 2011, from $51.1 million for the comparable prior year period.   These increases in revenue were due to a stronger domestic and international demand for our services.

Cost of transportation increased to $91.6 million for the nine months ended March 31, 2011, compared to $73.6 million for the nine months ended March 31, 2010 as a result of increased volume as reflected in our increased transportation revenues.

Net transportation margins increased to 31.1% of transportation revenue for the nine months ended March 31, 2011, as compared to 30.6% of transportation revenue for the nine months ended March 31, 2010.  The margin expansion was attributed to a higher proportion of domestic sales, which typically yield higher margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2011 and 2010 (actual and unaudited):

	Nine months ended March 31,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$41,326	100.0%	$32,394	100.0%	$8,932	27.6%

Agent commissions	28,530	69.0%	22,398	69.1%	6,132	27.4%
Personnel costs	4,695	11.4%	4,402	13.6%	293	6.7%
Selling, general and administrative	3,303	8.0%	2,801	8.6%	502	17.9%
Depreciation and amortization	905	2.2%	1,182	3.7%	(277)	(23.4%)

Total operating expenses	37,433	90.6%	30,783	95.0%	6,650	21.6%

Income from operations	3,893	9.4%	1,611	5.0%	2,282	141.7%
Gain (loss) on litigation settlement	(150)	(0.4%)	355	1.1%	(505)	(142.3%)
Other income (expense)	38	0.1%	150	0.4%	(112)	(74.7%)

Income before income taxes and non-controlling interest	3,781	9.1%	2,116	6.5%	1,665	78.7%
Income tax expense	(1,392)	(3.4%)	(919)	(2.8%)	(473)	51.5%

Income before non-controlling interest	2,389	5.7%	1,197	3.7%	1,192	99.6%
Non-controlling interest	(119)	(0.3%)	(83)	(0.3%)	(36)	43.4%

Net income	$2,270	5.4%	$1,114	3.4%	$1,156	103.8%

Agent commissions were $28.5 million for the nine months ended March 31, 2011, an increase of 27.4% from $22.4 million for the nine months ended March 31, 2010.  Agent commissions as a percentage of net transportation revenue decreased slightly to 69.0% for the nine months ended March 31, 2011, from 69.1% for the comparable prior year period.

Personnel costs were $4.7 million for the nine months ended March 31, 2011, an increase of 6.7% from $4.4 million for the nine months ended March 31, 2010.  Personnel costs as a percentage of net transportation revenue decreased to 11.4% for the nine months ended March 31, 2011, from 13.6% for the comparable prior year period. The decrease on a percentage basis is primarily attributable to an increase in net transportation revenues due to strong demand for our services, without the need to increase corporate personnel proportionately.

Selling, general and administrative were $3.3 million for the nine months ended March 31, 2011, an increase of 17.9% from $2.8 million for the nine months ended March 31, 2010.  Selling, general and administrative as a percentage of net transportation revenue decreased to 8.0% for the nine months ended March 31, 2011, from 8.6% for the nine months ended March 31, 2010.  The increase was primarily attributable to increases in due diligence, legal and facilities costs in 2011 and a business and occupancy tax refund of approximately $0.4 million issued to us by the Washington State Department of Revenue in the nine months ended March 31, 2010 without a comparable refund in 2011.

Depreciation and amortization costs for the nine months ended March 31, 2011, were $0.9 million, a decrease of 23.4% from $1.2 million for the nine months ended March 31, 2010.  Depreciation and amortization as a percentage of net transportation revenue decreased to 2.2% for the nine months ended March 31, 2011, from 3.7% for the comparable prior year period, primarily due to lower amortization costs associated with the Airgroup & Adcom acquisitions.

Income from operations was $3.9 million for the nine months ended March 31, 2011, a 143% increase of $2.3 million as compared to income from operations of $1.6 million for the nine months ended March 31, 2010.

Other expense was $0.1 million for the nine months ended March 31, 2011, compared to other income of $0.5 million for the nine months ended March 31, 2010. The change is primarily attributable to a loss on litigation of $0.2 million in the current period as compared to a gain on litigation of $0.4 million in the prior year period.

Net income was $2.3 million for the nine months ended March 31, 2011, a 109% increase of $1.2 million as compared to net income of $1.1 million for the nine months ended March 31, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.6 million for the nine months ended March 31, 2011, compared to $0.8 million for the nine months ended March 31, 2010.  The change was principally driven by growth in transportation revenues as well as decreases in prepaids, increases in accounts payable and accrued costs partially offset by increases in outstanding receivables and income taxes.

Net cash used in investing activities was $0.6 million for the nine months ended March 31, 2011, compared to $0.7 million for the nine months ended March 31, 2010.  Use of cash for the nine months ended March 31, 2011, consisted of the purchase of $0.3 million of fixed assets and payments made to the former Adcom shareholder totaling $0.3 million. Use of cash for the nine months ended March 31, 2010 consisted of the purchase of less than $0.1 million in fixed assets and payments made to the former Adcom shareholder totaling $0.7 million.

Net cash used in financing activities was $3.6 million for the nine months ended March 31, 2011, compared to $1.0 million for the nine months ended March 31, 2010.  The cash used for financing activities for the nine months ended March 31, 2011, consisted primarily of net repayments of our credit facility of $3.0 million, distributions to the non-controlling interest of a subsidiary of $0.1 million, and $0.5 million of treasury stock purchases.  The cash used in financing activities for the nine months ended March 31, 2010, consisted of net repayments of our credit facility of $0.4 million, distributions to the non-controlling interest of a subsidiary of less than $0.1 million and $0.5 million of treasury stock purchases.

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

Effective September 1, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11.05 million, consisting of: (i) $4.75 million in cash paid at the closing; (ii) $0.25 million in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2.8 million in four "Tier-1 Earn-Out Payments" of up to $0.7 million each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the stock purchase agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to a maximum of $2.0 million, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16.56 million during the four year earn-out period; and (v) an "Integration Payment" of $1.25 million, payable (a) on the earlier of the date certain integration targets are achieved or 18 months after the closing, and (b) payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

As of March 31, 2011, we owe Mr. Friedman $33,708 in cash.

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

On April 6, 2011, we closed on a previously announced Agreement and Plan of Merger (the "Agreement") pursuant to which it acquired all of the outstanding capital stock of DBA, a privately-held New Jersey corporation, in a transaction valued at $12.0 million.  DBA operates under the trade name "Distribution by Air" and provides a full range of domestic and international transportation and logistics services across North America. The shares of DBA were acquired via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company.

The $12.0 million transaction consisted of $5.4 million paid at closing, the delivery of $4.8 million in seller notes (payable in principle installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum), and $1.8 million payable upon the achievement of certain integration milestones within 18 months after closing.  We may, in our sole discretion, on or before the three-month anniversary of the closing, elect to satisfy up to $2.4 million of the seller notes through the issuance of shares of common stock to be valued based upon a 30-day volume weighted average price as calculated preceding the delivery of the shares.  The seller notes may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the Agreement), which includes a future sale of DBA or the Company or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under our revolving credit facility.

Founded in 1981, DBA services a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and twenty-three agency offices across North America.

In connection with the acquisition of DBA, we entered into a sixth modification to amend the Bank of America secured credit facility, extending the maturity to March 31, 2013.  The Facility is in the principal amount of $20 million (including availability for letters of credit), and provides for advances of up to 80% of the Company's eligible accounts receivable.  Advances under the facility are available to fund future acquisitions, capital expenditures or for other corporate purposes.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc. ("RLGS"), RLP, DBA, and Adcom Express, Inc. (d/b/a Adcom Worldwide). RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At March 31, 2011, we were in compliance with all of its covenants.

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

Advances made under our $20.0 million Facility are limited to the eligible accounts receivable available to support our borrowings.  As of March 31, 2011, we have approximately $11.6 million in eligible accounts receivable and, net of advances outstanding, approximately $8.2 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. Except for the acquisition of our agent based stations, we would generally expect our acquisitions to contribute additional eligible accounts receivable to our borrowing base and create capacity for additional borrowings under our Facility. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale or issuance of equity.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4.   Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2011, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1
Certification by Principal Executive Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

31.2
Certification by Principal Financial Officer pursuant to  Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated May 16, 2011	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: May 16, 2011	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer

Date: May 16, 2011	/s/ Todd E. Macomber
Todd E. Macomber Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1
Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated May 16, 2011