Form 10-K
period 2011-06-30
RADIANT LOGISTICS, INC
filed 2011-10-07
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant's common stock on December 31, 2010 as reported on the OTC Bulletin Board was $14,560,306.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of October 5, 2011, 31,676,438 shares of the registrant's common stock were outstanding.

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

PART I

ITEM 1. BUSINESS

The Company

Radiant Logistics, Inc. (the "Company," "we" or "us") is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing. We are executing a strategy to expand our operations through a combination of  organic growth and the strategic acquisition of best-of-breed, non-asset based transportation and logistics providers.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed three material acquisitions since our acquisition of Airgroup.  In November 2007, we acquired the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April of 2011, we acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 25 locations across North America, further expanding our fiscal network and service capabilities.

In connection with the acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position our centralized back-office operations to service our multi-brand network.  RGL, through the Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

Our growth strategy will continue to focus on both organic growth and acquisitions.  From an organic perspective, we will focus on strengthening existing and expanding new customer relationships. One of the drivers of our organic growth will be retaining existing and securing new exclusive agency locations. We have focused our efforts on the build-out of our network of exclusive agency offices, as well as enhancing our back-office infrastructure, transportation and accounting systems. We will continue to search for targets which fit within our acquisition criteria.

As we continue to build out our network of exclusive agent locations to achieve a level of critical mass and scale, we are executing an acquisition strategy to develop additional growth opportunities. Our acquisition strategy relies upon two primary factors:  first, our ability to identify and acquire target businesses which fit within our general acquisition criteria; and second, the continued availability of capital and financing resources sufficient to complete these acquisitions.

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

We will continue to search for targets that fit within our acquisition criteria. Our ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for our securities.  We can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market.

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

Most freight forwarders, including us, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels.  In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type.  On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by us through our Airgroup, Adcom and DBA brands. We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings.

Our organic growth strategy involves strengthening existing and expanding new customer relationships.  One of the drivers of this strategy is our ability to retain existing and secure new exclusive agency locations. Since our acquisition of Airgroup, we have focused our efforts on the organic build-out of our network of exclusive agency locations, as well as the enhancement of our back office infrastructure and transportation and accounting systems. Through our most recent acquisition of DBA, we have made further progress in our acquisition strategy and intend to pursue further acquisition opportunities to consolidate and enhance our position in current markets and acquire operations in new markets.

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

We intend to be opportunistic in executing our acquisition strategy with a bias towards completing transactions in key gateway locations such as Los Angeles, New York, Chicago, Seattle, Miami, Dallas, and Houston to expand our international base of operations.  We believe that our domestic and expanded international capabilities, when taken together, will provide significant competitive advantage in the marketplace.

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

Operations

Through our operating locations across North America, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as Federal Express Corporation and United Parcel Service. Our revenues are generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, logistics and other value-added services.

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

We utilize a web-enabled third-party freight forwarding software (Cargowise) which is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call "Globalvision", and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a "best-of-breed" solution set using a combination of owned and licensed technologies.  This strategy will require the investment of significant management and financial resources to deliver these enabling technologies.

Our Competitive Advantages

As a non-asset based third-party logistics provider, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost, non-asset based business model; (ii) our intention to develop a global network; (iii) our information technology resources; and (iv) our diverse customer base.

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

Diverse customer base.  We have a well-diversified base of customers that includes manufacturers, distributors and retailers. As of the date of this report, no single customer represented more than 5% of our business and only one agency location represented more than 10% of our business, reducing risks associated with any particular industry, geographic or customer concentration.

Sales and Marketing

We principally market our services through the senior management teams in place at over 100 company-owned and exclusive independent agent offices located across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service.  Our current network is predominantly represented by exclusive agent operations that rely on us for operating authority, technology, sales and marketing support, access to working capital and our carrier network, and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations and provides the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by serving their local markets.

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

Research and Development

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

Principal Customers

We have no customers that account for more than 5% of our revenues and one agency location which accounts for more than 10%, but less than 12.5%, of our total gross revenues.

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

Personnel

As of the date of this report, we have approximately 151 employees, of which 140 are full time. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

We are largely dependent on the efforts of our exclusive agents to generate our revenue and service our customers.

We currently sell our services through a network predominantly represented by exclusive agent stations located throughout North America. Although we have exclusive and long-term relationships with these agents, our Airgroup agency agreements are generally terminable by either party subject to requisite notice provisions that generally range from 10-30 days. The Adcom agency agreements generally carry a fixed term and can range from 1 to 25 years and generally include a first-right-of refusal to acquire the location. Although we have no customers that account for more than 5% of our revenues, there is one agency location which accounts for more than 10% of our total gross revenues. The DBA agency agreements generally carry a term of 1 year and automatically renew on each anniversary absent a 90-day notice of termination from either party. The loss of one or more of these exclusive agents could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

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

Dependence on key personnel.

For the foreseeable future our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives of Radiant Global Logistics, because of their collective industry knowledge, marketing skills and relationships with major vendors and owners of our exclusive agent stations. We have secured employment arrangements with each of these individuals, which contain non-competition covenants which survive their actual term of employment. Nevertheless, should any of these individuals leave the Company it could have a material adverse effect on our future results of operations.

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

There are a limited number of operating companies available for acquisition which we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies which we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

•	failure to agree on the terms necessary for a transaction, such as the purchase price;
•	incompatibility between our operational strategies and management philosophies;
•	and those of the potential acquiree;
•	competition from other acquirers of operating companies;
•	lack of sufficient capital to acquire a profitable logistics company; and
•	unwillingness of a potential acquiree to work with our management.

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

Our common stock is not listed on any stock exchange. Instead, our common stock was quoted on the OTC Bulletin Board and transitioned to the OTCQB in February of 2011. The OTCQB is one of three tiers established by OTC Markets Group, Inc. Trading on the OTCQB is often characterized by low trading volume and significant price fluctuations. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting. Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

ITEM 2. PROPERTIES

Our principal executive offices are located at 405 114th Avenue S.E., Bellevue, Washington 98004 and consist of 13,018 feet of office space which we lease for an average of $16,020 per month over the life of the lease expiring May 31, 2021.  Subsequent to year-end, we began subleasing 3,110 feet of office space in the same building for an average of $4,067 per month over the life of the sublease expiring May 31, 2020. In addition, we lease 92,503 feet of space for our company-owned station in Somerset, NJ for an average of $43,816 per month over the life of the lease expiring November 30, 2014. For our company-owned station in Hawthorne, CA, we lease 140,200 of space in two neighboring buildings for an average of $85,879 per month over the life of lease expiring February 29, 2016. We also own a small parcel of undeveloped acreage located at Grays Harbor, Washington, which is not material to our business.  We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our operating subsidiaries are involved in legal matters or named as a defendant in legal actions arising in its ordinary course of business.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTCQB under the symbol "RLGT.PK." Prior to February 2011, our common stock was quoted on the OTCBB. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our past two fiscal years, as reported by the OTCQB or OTCBB, as applicable. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTCQB on October 5, 2011, was $2.18 per share.

	High	Low
Year Ended June 30, 2011:
Quarter ended June 30, 2011	$2.45	$2.00
Quarter ended March 31, 2011	2.05	.90
Quarter ended December 31, 2010	1.20	.36
Quarter ended September 30, 2010	.39	.27

Year Ended June 30, 2010:
Quarter ended June 30, 2010	$.30	$.23
Quarter ended March 31, 2010	.26	.22
Quarter ended December 31, 2009	.32	.21
Quarter ended September 30, 2009	.32	.20

Holders

As of October 5, 2011, the number of stockholders of record of our common stock was 125.  We believe there are additional beneficial owners of our common stock who hold their shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends will be determined by our board of directors at its discretion, subject to certain limitations imposed under Delaware law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is limited by the terms of our Bank of America, N.A. credit facility.

Transfer Agent

Broadridge Financial Solutions, Inc., 1981 Marcus Avenue, Lake Success, NY 11042, serves as our transfer agent.

Recent Issuance of Unregistered Securities

Since June 30, 2010, we have issued the following unregistered securities:

•
In January 2011, we issued 732,038 shares of common stock to Robert Friedman, the former sole shareholder of Adcom Express, Inc. (“Adcom”).  The shares issued to Mr. Friedman, valued at approximately $0.26 million, were issued in connection with an earn-out obligation derived from our acquisition of Adcom in September 2008.

•	In June 2011, we issued an aggregate of 90,250 shares of common stock to certain select independent agents affiliated with DBA. The shares were valued at approximately $0.18 million.

•
In June 2011, we issued an aggregate of 1,071,429 shares of our common stock to a group of 13 former shareholders of DBA.  The shares, valued at approximately $2.4 million, were issued in connection with the conversion of approximately $2.4 million of a multi-year promissory note in the original principal amount of $4.8 million, issued in connection with the acquisition of DBA.

We did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The above securities were only offered and sold to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a Bellevue, Washington based non-asset based logistics company providing domestic and international freight forwarding services & fulfillment services through a network which includes a combination of company-owned and exclusive agent offices across North America.  Operating under the Airgroup, Adcom, DBA & Radiant brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed two material acquisitions since our initial acquisition of Airgroup in January of 2006.  In November 2007, we acquired the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom, adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April of 2011, we acquired DBA Distribution Services, Inc., d/b/a Distribution by Air (“DBA”), adding an additional 25 locations across North America further expanding our fiscal network and service capabilities. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management, and warehousing.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include the initial valuation of acquiried intangibles, assessment of the recoverability of long-lived assets (including acquired intangibles), recoverability of goodwill, and revenue recognition.

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

Results of Operations

Basis of Presentation

The results of operations discussion which appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects of the acquisition of DBA on our consolidated financial statements during fiscal year 2011. The pro forma information has been presented for fiscal years ended June 30, 2011 and 2010 as if we had acquired DBA as of July 1, 2009. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of DBA and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

Fiscal year ended June 30, 2011, compared to fiscal year ended June 30, 2010

We generated transportation revenue of $203.8 million and net transportation revenue of $62.5 million for the year ended June 30, 2011, as compared to transportation revenue of $146.7 million and net transportation revenue of $45.6 million for the year ended June 30, 2010.  Net income was $2.9 million for the year ended June 30, 2011, compared to net income of $2.0 million for the year ended June 30, 2010.

We had adjusted EBITDA of $6.8 million and $4.2 million for years ended June 30, 2011 and 2010, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, all amortization charges relating to leasehold improvements and other intangible assets, and impairment charges relating to goodwill. We then further adjust EBITDA to exclude costs related to share based compensation expense, unusual items and other non-cash charges consistent with the financial covenants of our credit facility. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the credit agreement.  A violation of this covenant in the credit agreement would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the credit agreement.  For the forgoing reasons, we believe that the credit agreement is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation for the fiscal years ended June 30, 2011 and June 30, 2010 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2011	2010	Amount	Percent

Net income	$2,852	$1,959	$893	45.6%
Income tax expense	2,025	1,093	932	85.3%
Net interest expense	207	135	72	53.3%
Depreciation and amortization	1,325	1,598	(273)	(17.1)%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$6,409	$4,785	$1,624	33.9%

Share based compensation and other non-cash costs	125	315	(190)	(60.3)%
Gain on extinguishment of debt	-	(135)	(135)	(100.0)%
Expenses specifically attributable to acquisition of DBA	139	-	139	N/A
Business & Occupancy tax refund	-	(364)	364	(100.0)%
Loss (gain) on litigation settlement	150	(355)	505	(142.3)%
Adjusted EBITDA	$6,823	$4,246	$2,577	60.7%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2011 and June 30, 2010:

	Years ended June 30,		Change
	2011	2010	Amount	Percent

Transportation revenue	$203,820	$146,716	$57,104	38.9%
Cost of transportation	141,315	101,086	40,229	39.8%

Net transportation revenue	$62,505	$45,630	$16,875	37.0%
Net transportation margins	30.7%	31.1%

We generated transportation revenue of $203.8 million and net transportation revenue of $62.5 million for the year ended June 30, 2011, as compared to transportation revenue of $146.7 million and net transportation revenue of $45.6 million for the year ended June 30, 2010.  Domestic and international transportation revenue was $113.9 million and $89.9 million, respectively, for the year ended June 30, 2011, compared with $78.6 million and $68.1 million, respectively, for the year ended June 30, 2010.  Transportation revenues and costs of transportation increased in fiscal year 2011 primarily due to the acquisition of DBA in the fourth quarter.

Cost of transportation was 69.3% and 68.9% of transportation revenue for the years ended June 30, 2011 and 2010, respectively.  Net transportation margins were 30.7% and 31.1% of transportation revenue for the years ended June 30, 2011 and 2010, respectively.  The nominal margin regression was attributed to differing product mixes of shipments and services throughout the fiscal year with slightly lower margin characteristics.

The following table compares condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2011 and June 30, 2010:

	Years ended June 30,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$62,505	100.0%	$45,630	100.0%	$16,875	37.0%

Agent commissions	42,353	67.8%	31,377	68.8%	10,976	35.0%
Personnel costs	7,734	12.4%	5,882	12.9%	1,852	31.5%
Selling, general and administrative	5,335	8.5%	4,295	9.4%	1,040	24.2%
Transition costs associated with DBA acquisition	583	0.9%	-	0.0%	583	N/A
Depreciation and amortization	1,325	2.1%	1,598	3.5%	(273)	(17.1)%

Total operating costs	57,330	91.7%	43,152	94.6%	14,178	32.9%

Income from operations	5,175	8.3%	2,478	5.4%	2,697	108.8%
Other (expense) income	(139)	(0.2)%	693	1.5%	(832)	(120.1)%

Income before income taxes and non-controlling interest	5,036	8.1%	3,171	6.9%	1,865	58.8%
Income tax expense	(2,025)	(3.3)%	(1,093)	(2.4)%	(932)	85.3%

Income before non-controlling interest	3,011	4.8%	2,078	4.6%	933	44.9%
Non-controlling interest	(159)	(0.2)%	(119)	(0.3)%	(40)	33.6%

Net income	$2,852	4.6%	$1,959	4.3%	$893	45.6%

Agent commissions were $42.4 million for the year ended June 30, 2011, an increase of 35.0% from $31.4 million for the year ended June 30, 2010, as a result of increased revenues associated with newly-added agent-based locations, as well as the acquisition of DBA. As a percentage of net revenues, agent commissions decreased to 67.8% for the year ended June 30, 2011, from 68.8% for the year ended June 30, 2010. The decrease is attributed to additional company-owned locations where commissions are not payable, principally associated with the acquisition of DBA which includes two large company-owned locations.

Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $7.7 million for the year ended June 30, 2011, an increase of 31.5% from $5.9 million for the year ended June 30, 2010. The increase was primarily attributed to the increased personnel costs associated with acquiring DBA. As a percentage of net revenues, personnel costs decreased to 12.4% for the year ended June 30, 2011, from 12.9% for the year ended June 30, 2010.

Selling, general and administrative ("SG&A") costs consist primarily of marketing, rent, professional services, insurance and travel expenses. SG&A costs were $5.3 million for the year ended June 30, 2011, an increase of 24.2% from $4.3 million for the year ended June 30, 2010. The increase was primarily attributed to increased costs associated with the acquisition of DBA. As a percentage of net revenues, SG&A costs decreased to 8.6% for the year ended June 30, 2011, from 9.4% for the year ended June 30, 2010.

Transition costs associated with DBA acquisition were $0.6 million for the year ended June 30, 2011. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 0.9% for the year ended June 30, 2011.

Depreciation and amortization costs were $1.3 million for the year ended June 30, 2011, a decrease of 17.1% from $1.6 million for the year ended June 30, 2010. The decrease related primarily to lower amortization expenses of intangibles associated with the RGL and Adcom acquisitions which were slightly offset by amortization costs associated with the intangibles of DBA. As a percentage of net revenues, depreciation and amortization decreased to 2.1% for the year ended June 30, 2011 from 3.5% for the year ended June 30, 2010.

Income from operations was $5.2 million for the year ended June 30, 2011, compared to income from operations of $2.5 million for the year ended June 30, 2010.

Other expense was $0.1 million for the year ended June 30, 2011, as compared to other income of $0.7 million during year ended June 30, 2010. The change was primarily due to gains associated with a litigation settlement, extinguishments of debt and foreign currency exchange during 2010 which were not replicated in 2011. As a percentage of net revenues, other expense was 0.2% for the year ended June 30, 2011 and other income was 1.5% for the year ended June 30, 2010.

Net income for the year ended June 30, 2011 was $2.9 million as compared to net income of $2.0 million for the year ended June 30, 2010.

Supplemental Pro forma Information

The following table provides a reconciliation for the fiscal years ended June 30, 2011 and 2010 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2011	2010	Amount	Percent

Net income	$3,063	$1,822	$1,241	68.1%
Income tax expense	1,820	1,040	780	75.0%
Net interest expense	261	205	56	27.3%
Depreciation and amortization	1,466	2,276	(810)	(35.6)%

EBITDA (Earnings before interest, taxes, depreciation and amortization)	$6,610	$5,343	$1,267	23.7%

Share based compensation and other non-cash costs	125	315	(190)	(60.3)%
Loss (gain) on extinguishment of debt	150	(135)	285	(211.1)%
Expenses specifically attributable to acquisition of DBA	139	-	139	N/A
Business & Occupancy tax refund	-	(364)	364	(100.0)%
Gain on litigation settlement	-	(355)	355	(100.0)%
Adjusted EBITDA	$7,024	$4,804	$2,220	46.2%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2011 and 2010 (pro forma and unaudited):

	Years ended June 30,		Change
	2011	2010	Amount	Percent

Transportation revenue	$278,536	$234,061	$44,475	19.0%
Cost of transportation	191,604	159,495	32,109	20.1%

Net transportation revenue	$86,932	$74,566	$12,366	16.6%
Net transportation margins	31.2%	31.9%

Transportation revenue was $278.5 million for the year ended June 30, 2011, an increase of 19.0% from $234.1 million for the year ended June 30, 2010.

Cost of transportation was $191.6 million for the year ended June 30, 2011, an increase of 20.1% from $159.5 million for the year ended June 30, 2010.

Net transportation margins decreased to 31.2% for the year ended June 30, 2011, compared to 31.9% for the year ended June 30, 2010.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2011 and 2010 (pro forma and unaudited):

	Years ended June 30,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$86,932	100.0%	$74,566	100.0%	$12,366	16.6%

Agent commissions	58,015	66.7%	49,076	65.8%	8,939	18.2%
Personnel costs	13,173	15.2%	12,880	17.3%	293	2.3%
Selling, general and administrative	8,390	9.6%	8,087	10.8%	303	3.7%
Transition costs associated with DBA acquisition	583	0.7%	-	0.0%	583	N/A
Depreciation and amortization	1,466	1.7%	2,276	3.1%	(810)	(35.6)%

Total operating costs	81,627	93.9%	72,319	97.0%	9,308	12.9%

Income from operations	5,305	6.1%	2,247	3.0%	3,058	136.1%
Other (expense) income	(263)	(0.3)%	734	1.0%	(997)	(135.8)%

Income before income taxes and non-controlling interest	5,042	5.8%	2,981	4.0%	2,061	69.1%
Income tax expense	(1,820)	(2.1)%	(1,040)	(1.4)%	(780)	75.0%

Income before non-controlling interest	3,222	3.7%	1,941	2.6%	1,281	66.0%
Non-controlling interest	(159)	(0.2)%	(119)	(0.2)%	(40)	33.6%

Net income	$3,063	3.5%	$1,822	2.4%	$1,241	68.1%

Agent commissions were $58.0 million for the year ended June 30, 2011, an increase of 18.2% from $49.1 million for the year ended June 30, 2010. Agent commissions as a percentage of net transportation revenue increased to 66.7% of net transportation revenue the year ended June 30, 2011, compared to 65.8% for the comparable prior year period.

Personnel costs were $13.2 million for the year ended June 30, 2011, an increase of 2.3% from $12.9 million for the year ended June 30, 2010. Personnel costs as a percentage of net transportation revenue were 15.2% for the year ended June 30, 2011, a decrease from 17.3% for the comparable prior year period.

SG&A costs were $8.4 million for the year ended June 30, 2011, an increase of 3.7% from $8.1 million for the year ended June 30, 2010. As a percentage of net transportation revenue, SG&A costs decreased to 9.6% for the year ended June 30, 2011, from 10.8% for the comparable prior year period.

Transition costs associated with DBA acquisition were $0.6 million for the year ended June 30, 2011. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 0.7% for the year ended June 30, 2011.

Depreciation and amortization costs were $1.5 million for the year ended June 30, 2011, a decrease of 35.6% from $2.3 million for the year ended June 30, 2010. Depreciation and amortization as a percentage of net transportation revenue decreased to 1.7% for the year ended June 30, 2011, from 3.1% for the comparable prior year period.

Income from operations was $5.3 million for the year ended June 30, 2011, compared to income from operations of $2.2 million for the year ended June 30, 2010.

Other expense was $0.3 million for the year ended June 30, 2011, compared to other income of $0.7 million for the year ended June 30, 2010.

Net income was $3.1 million for the year ended June 30, 2011, compared to net income of $1.8 million for the year ended June 30, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended June 30, 2011 was $2.9 million, compared to net cash provided by operating activities for the year ended June 30, 2010 of $2.8 million. The change was principally driven by timing differences between the collection of receivables driven by overall growth and an increase in the our net income, offset by cash flows associated with an increase to the provision for doubtful accounts related to the acquired DBA receivables which historically have taken longer to collect, and the difference between the non-cash loss on litigation in fiscal 2011 as compared to the non-cash gain on litigation settlement in fiscal 2010.

Net cash used for investing was $5.4 million for the year ended June 30, 2011, compared to net cash used for investing activities of $1.9 million for the year ended June 30, 2010. Use of cash in 2011 consisted of $5.4 million for the acquisition of DBA (less cash acquired of $2.0 million), an additional $0.4 million for furniture and equipment, and $1.6 million paid to the former shareholders of subsidiaries. Use of cash in 2010 consisted of $1.4 million paid to former shareholders of subsidiaries and $0.5 million for furniture and equipment purchases.

Net cash provided by financing activities for the year ended June 30, 2011 was $2.2 million compared to net cash used for financing activities of $1.1 million for year ended June 30, 2010. Cash from financing activities in 2011 consisted of proceeds from our credit facility of $2.6 million and proceeds from sales of Company stock to DBA stations of $0.2 million, which amounts were offset by $0.5 million used to purchase shares of our common stock and $0.1 million in non-controlling interest distributions. Use of cash for 2010 consisted of $0.8 million used to purchase shares of our common stock, $0.2 million in payments to reduce our credit facility, and $0.1 million in non-controlling interest distributions.

Recent Acquisitions

Below are descriptions of recent material acquisitions including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $1.0 million or more.

Effective September 1, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11.05 million, consisting of: (i) $4.75 million in cash paid at the closing; (ii) $0.25 million in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2.8 million in four "Tier-1 Earn-Out Payments" of up to $0.7 million each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to a maximum of $2.0 million, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16.56 million during the four year earn-out period; and (v) an "Integration Payment" of $1.25 million payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

Through June 30, 2011, the former Adcom shareholders earned a total of $1,454,141 in base earn-out payments. Of this amount, $578,536 was paid in cash and $258,510 was settled in stock through the year ended June 30, 2011. The remaining amount of $617,095 is included in the amount Due to former shareholders of subsidiaries as of June 30, 2011.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal years indicated based on results of the prior year (in thousands):

Estimated payment anticipated for fiscal year(1):	2013
Earn-out period:	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350
Equity	350
Total potential earn-out payments	$700

Total gross margin targets	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

On April 6, 2011, we closed on an Agreement and Plan of Merger (the "Agreement") pursuant to which we acquired all of the outstanding stock of DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. DBA operates under the trade name "Distribution by Air" and provides a full range of domestic and international transportation and logistics services across North America. The shares of DBA were acquired by us via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million transaction consisted of cash of $5.4 million paid at closing, the delivery of $4.8 million in seller notes payable over the next three years, and $1.8 million in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month anniversary of the closing. In May 2011, we elected to satisfy $2.4 million of the seller notes through the issuance of shares of the Company's common stock. The seller notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Form of Note), which includes a future sale of DBA or Radiant, or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under an existing revolving credit facility provided by Bank of America, N.A.

Founded in 1981, DBA services a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and twenty-three agency offices across North America.

Credit Facility

In April 2011, in connection with the acquisition of DBA, the Company’s $20.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was extended to a maturity date of March 31, 2013. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes Borrowings under the facility accrue interest, at the Company’s option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

Under the terms of the Facility, we are permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility; (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition; (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $10.0 million in aggregate purchase price financed by funded debt. In the event we are not able to satisfy the conditions of the Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow our ability to achieve the critical mass it may need to achieve its strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom Express, Inc. (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), Radiant Transportation Services ("RTS", f/k/a Radiant Logistics Global Services, Inc.), and RLP. RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP. At June 30, 2011, we were in compliance with all of its covenants.

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

As of August 31, 2011, we have approximately $14.5 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Financial Outlook

For our fiscal year ending June 30, 2012, we are forecasting $9.3 million of adjusted EBITDA on total revenue of $285.0 million and expect net earnings of $3.4 million, compared to $6.8 million of adjusted EBITDA on total revenue of $203.8 million and net earnings of $2.9 million for our fiscal year ended June 30, 2011. Our guidance for fiscal year ending June 30, 2012, includes approximately $0.1 million in severance costs associated with the DBA transaction. The projected adjusted EBITDA for fiscal year ended June 30, 2012 is burdened by an estimated $0.7 in non-recurring transition costs associated with our acquisition of DBA which are anticipated through December 31, 2011.  Excluding these costs, adjusted EBITDA for the fiscal year ended June 30, 2012 is projected to be $10.0 million.

For our fiscal year ended June 30, 2012, we are forecasting $9.0 million of adjusted EBITDA on total revenue of $285.0 million and expect net earnings of $3.4 million, compared to $6.8 million of adjusted EBITDA on total revenue of $203.8 million and net earnings of $2.9 million for our fiscal year ended June 30, 2011. Our guidance for fiscal year ended June 30, 2012, includes approximately $0.5 million in non-recurring transition costs in connection with the wind-down of DBA's back office operations. This guidance does not include the benefit of any further acquisitions we may complete over the course of fiscal 2012.

Our estimate of future revenues and profits is based on the assumption that the cumulative historical financial results of operations of the Company for the most recent 12 months ended June 30, 2011 are indicative of the future financial performance and excludes the impact of further acquisitions, new agent stations or further improvement in the economic climate. A reconciliation of estimated annual adjusted EBITDA for the fiscal year ended June 30, 2011 amounts to net income, the most directly comparable GAAP measure, is as follows:

(Amounts in 000’s)

	Outlook Fiscal Year Ended June 30, 2012	Actual Fiscal Year Ended June 30, 2011
Net income	$3,798	$2,852

Interest expense - net	802	207
Income tax expense	2,327	2,025
Depreciation and amortization	2,048	1,325

EBITDA	8,975	6,409

Stock-based compensation and other non-cash charges	150	125
Expenses specifically attributable to acquisition of DBA	-	139
Severance costs	125	-
Loss on litigation settlement	-	150
Adjusted EBITDA	$9,250	$6,823

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2011, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2011, our internal control over financial reporting is effective at the reasonable assurance level.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures which:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of our management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our executive officers and directors. Each of the executive officers will serve until his or her successor is appointed by our Board of Directors or such executive officer’s earlier resignation or removal. Each of the directors will serve until the next annual meeting of stockholders or such director’s earlier resignation or removal.

Name	Age	Position

Bohn H. Crain	47	Chief Executive Officer and Chairman of the Board of Directors

Stephen P. Harrington	53	Director

Daniel Stegemoller	56	Vice President and Chief Operating Officer of Radiant Global Logistics f/k/a Airgroup

Todd E. Macomber	47	Senior Vice President & Chief Financial Officer

Board of Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; strategic planning; logistics and operations, human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2005. Mr. Crain brings nearly 20 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Managing Member of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the executive vice president and Chief Financial Officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001 he served as the Vice President and Treasurer of Florida East Coast Industries, Inc., a public company engaged in railroad and real estate businesses listed on the New York Stock Exchange. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. Mr. Crain earned a Bachelor of Science in Accounting from the University of Texas. As a result of these and other professional experiences, Mr. Crain possesses particular knowledge and experience in logistics management, industry trends, business operations and accounting that strengthen the Board’s collective qualifications, skills, and experience.

Stephen P. Harrington.  Mr. Harrington was appointed as a director in October 2007. Mr. Harrington served as the Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Zone Mining Limited, a publicly-traded Nevada corporation, from August 2006 until January 2007 Previously, from March 2004 to August 2005, he served as Chairman, Chief Executive Officer, Treasurer and Secretary of Touchstone Resources USA, Inc., a publicly-traded Delaware corporation from March 2004 to August 2005. From October 2001 to February 2004, Mr. Harrington served as the Chairman and Chief Executive Officer of Endeavour International Corporation (f/k/a Continental Southern Resources, Inc.), a publicly-traded oil and gas exploration company that merged with NSNV Inc., a Texas corporation. Mr. Harrington has served as the President of SPH Investments, Inc. and SPH Equities, Inc., each a private investment company, since 1992. Mr. Harrington has served as an officer and director of several publicly-held corporations, including BPK Resources, Inc., an oil and gas exploration company, and Astralis Ltd. (f/k/a Hercules Development Group). Mr. Harrington graduated with a B.S. from Yale University in 1980. As a result of these and other professional experiences, Mr. Harrington possesses particular knowledge and experience in corporate governance and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

Dan Stegemoller. Mr. Stegemoller has served as our Chief Operating Officer since August 2007, and previously held the position of Vice President since November 2004.  He has over 35 years of experience in the transportation industry.  Prior to joining the Company, from 1993 until 2004, Mr. Stegemoller served as Senior Vice President Sales and Marketing at Forward Air, a high-service-level contractor to the air cargo industry.  From 1983 to 1992, Mr. Stegemoller served as Vice President of Customer Service managing Centralized Call Center for Puralator/Emery Air/CF Airfreight.  From 1973 through 1983, he served in numerous positions at Federal Express where his last position was Director of Operations in Minneapolis, Minnesota. Mr. Stegemoller has an Associate Degree in Business from IUPUI in Indianapolis.

Todd E. Macomber. Mr. Macomber has served as our Senior Vice President and Chief Financial Officer since March 2011, as our Senior Vice President and Chief Accounting Officer since August 2009, and as our Vice President and Corporate Controller since December 2007. Prior to joining Radiant Global Logistics, Inc., from September 2003 to November 2007, Mr. Macomber served as Senior Vice President and Chief Financial Officer of Biotrace International, Inc., a subsidiary of Biotrace International PLC, an industrial microbiology company listed on the London Stock Exchange. From January 1993 to September 2003, Mr. Macomber held a variety of positions and most recently served as Senior Vice President and Chief Financial Officer for International BioProducts, Inc. Mr. Macomber earned a Bachelor of Science in Accounting from Seattle University.

Audit Committee

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended and written representations from certain reporting persons, we believe that during fiscal 2011, all reporting persons timely complied with all filing requirements applicable to them, except that Messrs. Crain, Macomber and Stegemoller failed to timely file Form 4s and Douglas Tabor failed to timely file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects total compensation for our chief executive officer, chief financial officer, and our most highly compensated executive officer (a "named executive officer") whose compensation exceeded $100,000 during the fiscal year ended June 30, 2011 and June 30, 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)		All other compensation ($)		Total ($)
Bohn H. Crain, Chief Executive Officer	2011	253,125	(2)	40,929	6,286	(3)	155,290	(4)	455,630
	2010	250,000		250	-		75,921	(5)	326,171
Dan Stegemoller, Vice President	2011	195,833		22,224	2,914	(6)	14,282	(7)	235,253
and Chief Operating Officer of Radiant Global Logistics	2010	190,000		250	-		67,156	(8)	257,406
Todd Macomber, Senior Vice	2011	158,833	(9)	19,457	76,259	(10)	15,076	(11)	269,625
President and Chief Financial Officer of Radiant Logistics, Inc.	2010	150,000		250	15,000	(12)	12,436	(13)	177,686

(1)
Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. A summary of the assumptions made in the valuation of these awards is provided under Note 13 of our consolidated financial statements.

(2)	Mr. Crain received a pay increase as part of his modification of employment agreement, effective June 16, 2011 to an annual salary of $325,000.
(3)
Mr. Crain was granted options to purchase 7,389 shares on November 22, 2010 at an exercise price $.60 per share. The grant date fair market value of these options was $0.287 per share. Mr. Crain was granted options to purchase 2,815 shares on March 1, 2011 at an exercise price $1.30 per share. The grant date fair market value of these options was $0.737 per share. Mr. Crain was granted options to purchase 1,640 shares on June 7, 2011 at an exercise price $2.30 per share. The grant date fair market value of these options was $1.275 per share. All options vest in equal annual installments over a five year period commencing on the date of the grant.

(4)
Consists of $12,000 for automobile allowance, $730 for Company-provided life & disability insurance premiums, and $10,560 for Company 401k match.  Also includes $132,000 representing the distributable share of earnings attributed to Radiant Capital Partners.  For more information, see “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE”.

(5)
Consists of $12,000 for automobile allowance, $730 for Company-provided life & disability insurance premiums, and $9,191 for Company 401k match. Also includes $54,000 representing the distributable share of earnings attributed to Radiant Capital Partners.  For more information, see “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE”.

(6)
Mr. Stegemoller was granted options to purchase 3,369 shares on November 22, 2010 at an exercise price $.60 per share. The grant date fair market value of these options was $0.287 per share. Mr. Stegemoller was granted options to purchase 1,368 shares on March 1, 2011 at an exercise price $1.30 per share. The grant date fair market value of these options was $0.737 per share. Mr. Stegemoller was granted options to purchase 736 shares on June 7, 2011 at an exercise price $2.30 per share. The grant date fair market value of these options was $1.275 per share. All options vest in equal annual installments over a five year period commencing on the date of the grant.

(7)	Consists of $9,000 for automobile allowance, $730 for Company-provided life & disability insurance premiums, $4,552 for Company 401k match.
(8)
Consists of $6,750 for automobile allowance, $730 for Company-provided life & disability insurance premiums, $5,047 for Company 401k match, and $54,629 relating to amortization of moving expenses, per his December 2005 relocation agreement. Mr. Stegemoller was issued a note receivable for $200,000 in December 2005 to pay for his relocation expenses and to provide an incentive to accept the Company’s offer of employment. The agreement provided for the note to be forgiven in equal installments over five years, along with accrued interest, and for a gross up to pay for the taxes relating to the note forgiveness.

(9)	Mr. Macomber received an increase in base pay to $175,000 per annum as part of his promotion to the Company’s Chief Financial Officer – effective March 1, 2011.
(10)
Mr. Macomber was granted options to purchase 2,660 shares on November 22, 2010 at an exercise price $.60 per share. The grant date fair market value of these options was $0.287 per share. Mr. Macomber was granted options to purchase 101,155 shares on March 1, 2011 at an exercise price $1.30 per share. The grant date fair market value of these options was $0.737 per share. Mr. Macomber was granted options to purchase 741 shares on June 7, 2011 at an exercise price $2.30 per share. The grant date fair market value of these options was $1.275 per share. All options vest in equal annual installments over a five year period commencing on the date of the grant.

(11)	Consists of $9,000 for automobile allowance, $678 for Company-provided life & disability insurance premiums and $5,398 for Company 401k match.
(12)
Mr. Macomber was granted options to purchase 100,000 shares on August 7, 2009 at an exercise price $.28 per share. The grant date fair market value of these options was $0.15 per share. The options vest in equal annual installments over a five year period commencing on the date of the grant.

(13)	Consists of $6,750 for automobile allowance, $652 for Company-provided life & disability insurance premiums, and $5,034 for Company 401k match.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth officer information regarding outstanding unexercised options for each named executive officer outstanding as of June 30, 2011.

	Option Awards
Name	Number of securities underlying unexercised options exercisable(#)	Number of securities underlying unexercised options Unexercisable (#)	Option exercise price ($)	Option expiration date
Bohn H. Crain	1,000,000	0	0.50	10/19/2015(1)
	1,000,000	0	0.75	10/19/2015(1)
	0	7,389	0.60	11/21/2020(2)
	0	2,815	1.30	2/28/2021(3)
	0	1,640	2.30	6/6/2021(4)

Dan Stegemoller	300,000	0	0.44	1/10/2016(5)
	60,000	40,000	0.18	6/23/2018(6)
	0	3,369	0.60	11/21/2020(2)
	0	1,368	1.30	2/28/2021(3)
	0	736	2.30	6/6/2021(4)

Todd Macomber	60,000	40,000	0.48	12/10/2017(7)
	60,000	40,000	0.18	6/23/2018(6)
	20,000	80,000	0.28	8/6/2019(6)
	0	2,660	0.60	11/21/2020(2)
	0	101,155	1.30	2/28/2021(3)
	0	741	2.30	6/6/2021(4)

(1)	The stock options were granted on October 20, 2005 and vest in equal annual installments over a five year period commencing on the date of grant.
(2)	The stock options were granted on November 22, 2010 and vest in equal annual installments over a five year period commencing on the date of the grant.
(3)	The stock options were granted on March 1, 2011 and vest in equal annual installments over a five year period commencing on the date of the grant.
(4)	The stock options were granted on June 7, 2011 and vest in equal annual installments over a five year period commencing on the date of the grant.
(5)	The stock options were granted on January 11, 2006 and vest in equal annual installments over a five year period commencing on the date of grant.
(6)	The stock options were granted on June 24, 2008 and vest in equal annual installments over a five year period commencing on the date of grant.
(7)	The stock options were granted on December 11, 2007 and vest in equal annual installments over a five year period commencing on the date of grant.

Director Compensation

The following table sets forth compensation paid to our directors during the fiscal years ended June 30, 2011 & 2010.

Name(1)	Year	Fees earned or paid in cash ($)		Total ($)
Stephen P. Harrington	2011	36,000	(2)	36,000
Stephen P. Harrington	2010	36,000	(2)	36,000

(1) Bohn Crain is not listed in the above table because he does not receive any additional compensation for serving on our board of directors.

(2) Consists of a payment of $3,000 per month.

Narrative Disclosure of Executive Compensation

Employment Agreement

On January 13, 2006, we entered into an employment agreement (the "Employment Agreement") with Bohn H. Crain to serve as our Chief Executive Officer. On June 11, 2011, we and Bohn Crain, entered into a Letter Agreement (the "Letter Agreement") for the purpose of amending the Employment Agreement to (1) extend Mr. Crain’s Employment Agreement through December 31, 2016, (2) increase the renewal periods of the Employment Agreement from one to three years, and (3) increased Mr. Crain’s base salary.

The Employment Agreement (as amended) provides for an annual base salary of $325,000, a performance bonus of up to 50% of the base salary based upon the achievement of certain target objectives, and discretionary merit bonus that can be awarded at the discretion of our board of directors. We may terminate the Employment Agreement at any time for cause. If we terminate the Employment Agreement due to Mr. Crain’s disability, Mr. Crain’s unvested options shall immediately vest and we must continue to pay Mr. Crain for an additional one year period his base salary and bonuses as well as fringe benefits, including participation in pension, profit sharing and bonus plans as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. If Mr. Crain terminates the Employment Agreement for good reason or we terminate for any reason other than for cause, Mr. Crain’s unvested options shall immediately vest and we must continue to pay Mr. Crain for the remaining term of the Employment Agreement his base salary and bonuses as well as fringe benefits. The Employment Agreement contains standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions.

Option Agreements

On October 20, 2005, we issued to Mr. Crain options to purchase 2,000,000 shares of common stock, 1,000,000 of which are exercisable at $0.50 per share and the balance of which are exercisable at $0.75 per share. The options vest in equal annual installments over the five year period commencing on the date of grant and terminate ten years from the date of grant.

On January 11, 2006, we issued to Mr. Stegemoller options to purchase 300,000 shares of our common stock at an exercise price of $0.44 per share, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On December 11, 2007, we issued to Mr. Macomber options to purchase 100,000 shares of our common stock at an exercise price of $0.48 per share, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On June 24, 2008, we granted to each of Messrs. Stegemoller and Macomber options to purchase 100,000 shares of our common stock. Each option has an exercise price of $0.18, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On August 7, 2009, we issued to Mr. Macomber options to purchase 100,000 shares of our common stock at an exercise price of $0.28 per share, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On November 22, 2010, we issued to Mr. Crain options to purchase 7,389 shares of our common stock, Mr. Stegemoller options to purchase 3,369 shares of our common stock and Mr. Macomber options to purchase 2,660 shares of common stock. Each of the foregoing options has an exercise price of $0.60 per share, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On March 1, 2011, we issued to Mr. Crain options to purchase 2,815 shares of our common stock, Mr. Stegemoller options to purchase 1,368 shares of our common stock and Mr. Macomber options to purchase 101,155 shares of common stock. Each of the foregoing options has an exercise price of $1.30 per share, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

On June 7, 2011, we issued to Mr. Crain options to purchase 1,640 shares of our common stock, Mr. Stegemoller options to purchase 736 shares of our common stock and Mr. Macomber options to purchase 741 shares of common stock. Each of the foregoing options has an exercise price of $2.30 per share, the last sales price on the date of grant. The options vest in equal annual installments over a five year period commencing on the date of grant and terminate ten years from the date of grant.

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

The Employment Agreement with Mr. Crain also contains a change in control provision. If his employment is terminated following a change in control (other than for cause), then we must pay him a termination payment equal to 2.99 times his base salary in effect on the date of termination of his employment, any bonus to which he would have been entitled for a period of three years following the date of termination, any unpaid expenses and benefits, and for a period of three years provide him with all fringe benefits he was receiving on the date of termination of his employment or the economic equivalent. In addition, all of his unvested stock options shall immediately vest as of the termination date of his employment due to a change in control. A change in control is generally defined as the occurrence of any one of the following:

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

Directors’ Compensation

In January 2009, we began compensating Mr. Harrington $3,000 per month for his services. Mr. Crain does not receive any additional compensation for serving our board of directors. Other than our arrangement with Mr. Harrington, we do not have any standard arrangements regarding payment of any cash or other compensation to our current directors for their services as directors, other than to reimburse them for their cost of travel and other out-of-pocket costs incurred to attend board meetings or to perform any special assignment on behalf of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of September 27, 2011, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Unless otherwise indicated, each person named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise provided, the address of each of the persons listed below is c/o Radiant Logistics, Inc., 405 114th Avenue S.E., Bellevue, Washington 98004.

Name of Beneficial Owner	Amount(1)		Percent of Class

Bohn H. Crain	11,877,278	(2)	37.3%
Dan Stegemoller	461,551	(3)	1.4%
Todd E. Macomber	160,532	(4)	*
Stephen P. Harrington	1,568,182	(5)	5.0%
Stephen M. Cohen	2,500,000	(6)	7.9%
Douglas Tabor	3,235,952	(7)	10.2%
All officers and directors as a group (4 persons)	14,067,543		41.1%

(*)	Less than one percent
(1)
The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days of September 24, 2011 pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 31,676,438 shares of common stock outstanding as of September 27, 2011.

(2)
Consists of 9,085,000 shares held by Radiant Capital Partners, LLC over which Mr. Crain has sole voting and dispositive power, 790,801 shares directly held by Mr. Crain, and 2,001,477 shares issuable upon exercise of options. Does not include 10,367 shares issuable upon exercise of options which are subject to vesting.

(3)	Includes 363,369 shares issuable upon exercise of options. Does not include 42,104 shares issuable upon exercise of options which are subject to vesting.
(4)	Includes 160,532 shares issuable upon exercise of options. Does not include 244,024 shares issuable upon exercise of options which are subject to vesting.
(5)	Consists of shares held by SPH Investments, Inc. over which Mr. Harrington has sole voting and dispositive power.
(6)	Consists of shares held of record by Mr. Cohen’s wife over which he shares voting and dispositive power.

(7)	This information is based on a Form 3 filed with the SEC on October 7, 2010 reporting that Douglas Tabor has sole voting power with respect to 3,235,952 shares of common stock.

Equity Compensation Plan Information

The following table sets forth certain information regarding compensation plans under which our equity securities are authorized for issuance as of June 30, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	3,865,242	$0.576	1,134,758
Total	3,865,242	$0.576	1,134,758

A description of the material terms of The Radiant Logistics, Inc. 2005 Stock Incentive Plan is set forth in Item 11. EXECUTIVE COMPENSATION - Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our board is responsible for reviewing and approving all related party transactions. Before approving such a transaction, the board takes into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons' immediate family members or affiliates must first be presented to our board for review, consideration and approval.  All of our directors, executive officers and employees are required to report to our board any such related party transaction.  In approving or rejecting the proposed agreement, our board considers the facts and circumstances available and deemed relevant to the board, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director's independence.  Our board approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our board determines in its good faith discretion.  Although the policies and procedures described above are not written, the board applies the foregoing criteria in evaluating and approving all such transactions. Each of the transactions described below were approved by our board of directors in accordance with the foregoing.

Minority Business Enterprise jointly-owned and operated with CEO

On June 28, 2006, we joined Radiant Capital Partners, LLC ("RCP"), an affiliate of Mr. Crain, our Chief Executive Officer, to form Radiant Logistics Partners, LLC ("RLP"). RLP commenced operations in 2007 as a minority business enterprise for the purpose of enabling us to expand the scope of our service offerings to include participation in certain supplier diversity programs which would have otherwise not been available to us. RLP is owned 60% by Mr. Crain and 40% by the Company.

In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprises, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties.

For the fiscal year ended June 30, 2011, RLP recorded $331,808 in revenues including $296,699 in commission revenues earned from members of the affiliated group, and paid management service fees totaling $4,070 to members of the affiliated group and reported a profit of $265,350. For the fiscal year ended June 30, 2010, RLP recorded $246,533 in revenues including $160,071 in commission revenues earned from members of the affiliated group, and paid management service fees totaling $5,671 to members of the affiliated group and reported a profit of $197,734. The profits and losses of RLP are split 40% to the Company and 60% to RCP.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEE AND SERVICES

The following table presents fees for professional audit services performed for the audit of our annual financial statements for the years ended June 30, 2011 and 2010 and fees billed and unbilled for other services rendered by it during those periods.

	2011	2010
Audit Fees:	$115,000	$121,500
Audit Related Fees:	3,000	2,500
Tax Fees:	60,000	55,800
All Other Fees:	4,000	1,000
Total:	$182,000	$180,800

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

Audit Committee Pre-Approval Policies and Procedures

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During the fiscal years ended June 30, 2011 and June 30, 2010, all audit and non-audit services performed by our independent registered public accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Radiant Logistics, Inc., and DBA Acquisition Corp. and the Principal Shareholders of DBA Distribution Services, Inc., and EBCP I, LLC, as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 31, 2011)

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 19, 2011)

10.1
Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

10.2
Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 18, 2006)

10.3
Loan Agreement by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. dated as of February 13, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2007)

10.4
Lease Agreement for Bellevue, WA office space dated April 11, 2007 by and between Radiant Logistics, Inc. and Pine Forest Properties, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on October 1, 2007)

10.5
Amendment No. 1 to Loan Agreement dated as of February 12, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2008)

10.6
Amendment No. 2 to Loan Agreement dated as of June 28, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on September 29, 2008)

10.7
Third Amendment to Loan Documents dated as of September 2, 2008 by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 11, 2008)

10.8
Fifth Loan Modification Agreement, dated as of March 25, 2010, by and among Radiant Logistics, Inc., Airgroup Corporation, Radiant Logistics Global Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2010)

10.9
Letter Agreement dated December 31, 2008; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2009)

10.10
Sixth Amendment to Loan Documents dated as of April 21, 2011, by and among Bank of America, N.A. and Radiant Logistics, Inc., Radiant Global Logistics, Inc. (f/k/a Airgroup Corporation), Radiant Logistics Global Services, Inc., and Radiant Logistics Partners, LLC, Adcom Express, Inc. and DBA Distribution Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2011)

10.11
Letter Agreement dated June 10, 2011; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2011)

10.12
Promissory Note (delivered to the Shareholders' Agent on behalf of the DBA Shareholders) (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on April 12, 2011)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB filed on March 17, 2006)
21.1	Subsidiaries of the Registrant (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: October 7, 2011	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	October 7, 2011
Stephen P. Harrington

/s/ Bohn H. Crain	Chairman and	October 7, 2011
Bohn H. Crain	Chief Executive Officer

/s/ Todd E. Macomber	Senior Vice President and Chief	October 7, 2011
Todd E. Macomber	Financial Officer

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2011 and 2010	F-3

Consolidated Statements of Income (Operations) for the years ended June 30, 2011 and 2010	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
Radiant Logistics, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. ("the Company") as of June 30, 2011 and 2010, and the related consolidated statements of income (operations), stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

October 7, 2011

RADIANT LOGISTICS, INC.
Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$434,185	$682,108
Accounts receivable, net of allowance June 30, 2011 - $1,592,235; June 30, 2010 - $626,401	41,577,053	21,442,023
Current portion of employee loan receivable	21,401	13,100
Current portion of station and other receivables	141,372	195,289
Prepaid expenses and other current assets	1,761,273	1,104,211
Deferred tax asset	1,142,077	402,428
Total current assets	45,077,361	23,839,159

Furniture and equipment, net	1,428,063	881,416

Acquired intangibles, net	2,879,846	2,019,757
Goodwill	6,650,008	982,788
Employee loan receivable, net of current portion	64,494	38,000
Station and other receivables, net of current portion	116,965	151,160
Investment in real estate	40,000	40,000
Deposits and other assets	363,815	153,116
Deferred tax asset – long term	-	106,023
Total long term assets	10,115,128	3,490,844
Total assets	$56,620,552	$28,211,419

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued transportation costs	$27,872,185	$16,004,814
Commissions payable	3,570,858	2,119,503
Other accrued costs	1,992,694	538,854
Income taxes payable	333,999	76,309
Due to former shareholders of subsidiaries	2,657,781	603,205
Current portion of notes payable to former shareholders of DBA	800,000	-
Other current liabilities	135,927	-
Total current liabilities	37,363,444	19,342,685

Other long term debt	10,269,268	7,641,021
Notes payable to former shareholders of DBA, net of current portion	1,600,000	-
Deferred rent liability	631,630	439,905
Deferred tax liability	485,907	-
Other long-term liabilities	120,571	-
Total long term liabilities	13,107,376	8,080,926
Total liabilities	50,470,820	27,423,611

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. Issued and outstanding: June 30, 2011 – 31,676,438; June 30, 2010 – 31,273,461	18,051	16,157
Additional paid-in capital	11,060,701	8,108,239
Treasury stock, at cost, 4,919,239 and 3,428,499 shares, respectively	(1,407,455)	(936,190)
Retained deficit	(3,615,322)	(6,466,946)
Total Radiant Logistics, Inc. stockholders’ equity	6,055,975	721,260
Non-controlling interest	93,757	66,548
Total stockholders’ equity	6,149,732	787,808
Total liabilities and stockholders’ equity	$56,620,552	$28,211,419

accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Income (Operations)

	YEAR ENDED JUNE 30, 2011	YEAR ENDED JUNE 30, 2010

Revenues	$203,820,175	$146,715,556
Cost of transportation	141,315,637	101,085,752
Net revenues	62,504,538	45,629,804

Agent commissions	42,352,576	31,376,580
Personnel costs	7,733,701	5,882,251
Selling, general and administrative expenses	5,335,354	4,295,188
Transition costs associated with DBA acquisition	582,762	-
Depreciation and amortization	1,325,289	1,598,195
Total operating expenses	57,329,682	43,152,214

Income from operations	5,174,856	2,477,590

Other income (expense)
Interest income	21,607	44,181
Interest expense	(228,749)	(178,837)
Gain on extinguishment of debt	-	135,012
Gain (loss) on litigation settlement	(150,000)	354,670
Other	218,611	338,724
Total other income (expense)	(138,531)	693,750

Income before income tax expense	5,036,325	3,171,340

Income tax expense	(2,025,492)	(1,094,154)

Net income	3,010,833	2,077,186

Less: Net income attributable to non-controlling interest	(159,209)	(118,641)

Net income attributable to Radiant Logistics, Inc.	$2,851,624	$1,958,545

Net income per common share – basic and diluted	$0.09	$0.06

Weighted average shares outstanding
Basic shares	30,424,020	32,548,492
Diluted shares	32,021,404	32,720,019

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL		RETAINED		TOTAL
			PAID-IN	TREASURY	EARNINGS	NON-CONTROLLING	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	INTEREST	EQUITY (DEFICIT)
Balance at June 30, 2009	34,106,960	$16,157	$7,889,458	$(138,250)	$(8,425,491)	$1,907	$(656,219)
Repurchase of common stock	(2,833,499)	-	-	(797,940)	-	-	(797,940)
Share-based compensation	-	-	218,781	-	-	-	218,781
Distribution to non-controlling interest	-	-	-	-	-	(54,000)	(54,000)
Net income for the year ended June 30, 2010	-	-	-	-	1,958,545	118,641	2,077,186

Balance at June 30, 2010	31,273,461	$16,157	$8,108,239	$(936,190)	$(6,466,946)	$66,548	$787,808
Repurchase of common stock	(1,490,740)	-	-	(471,265)	-	-	(471,265)
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $0.35 per share	732,038	732	257,778	-	-	-	258,510
Conversion of debt related to acquisition of DBA to common stock at $2.24 per share	1,071,429	1,071	2,398,929	-	-	-	2,400,000
Issuance of common stock to DBA stations at $2.00 per share	90,250	91	180,409	-	-	-	180,500
Share-based compensation	-	-	115,346	-	-	-	115,346
Distribution to non-controlling interest	-	-	-	-	-	(132,000)	(132,000)
Net income for the year ended June 30, 2011	-	-	-	-	2,851,624	159,209	3,010,833

Balance at June 30, 2011	31,676,438	$18,051	$11,060,701	$(1,407,455)	$(3,615,322)	$93,757	$6,149,732

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.
Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30, 2011	YEAR ENDED JUNE 30, 2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$2,851,624	$1,958,545
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
non-cash compensation expense (stock options)	115,346	218,781
amortization of intangibles	941,473	1,159,286
deferred income tax benefit	(108,647)	(433,125)
depreciation and leasehold amortization	383,816	438,909
gain on extinguishment of debt	-	(135,012)
loss (gain) on litigation settlement	150,000	(354,670)
loss on disposal of fixed assets	11,931	-
amortization of bank fees	6,050	40,748
change in non-controlling interest	159,209	118,641
change in provision for doubtful accounts	(87,669)	(54,988)
CHANGE IN OPERATING ASSETS AND LIABILITIES
accounts receivable	(5,372,281)	(4,038,459)
employee loan receivable	(34,795)	42,600)
station and other receivables	135,407	224,371
prepaid expenses, deposits and other assets	(297,298)	(736,705)
accounts payable and accrued transportation costs	2,481,020	2,750,911
commissions payable	1,233,466	796,499
other accrued costs	(16,229)	(212,836)
deferred rent liability	173,172	439,905
other liabilities	(89,712)
income taxes payable	263,849	76,309
income tax deposit	32,022	535,074
due to former shareholders of subsidiaries	-	(20,834)
Net cash provided by operating activities	2,931,754	2,813,950

CASH FLOWS USED FOR INVESTING ACTIVITIES
Acquisition of DBA, net of acquired cash of $1,971,472	(3,428,528)	-
Purchase of furniture and equipment	(380,137)	(559,818)
Payments to former shareholders of subsidiaries	(1,576,494)	(1,382,567)
Net cash used for investing activities	(5,385,159)	(1,942,385)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from (payments on) other long term debt, net of credit fees	2,628,247	(228,089)
Distribution to non-controlling interest	(132,000)	(54,000)
Proceeds from sales of common stock to DBA stations	180,500	-
Purchases of treasury stock	(471,265)	(797,940)
Net cash provided by (used for) financing activities	2,205,482	(1,080,029)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(247,923)	(208,464)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	682,108	890,572

CASH AND CASH EQUIVALENTS, END OF PERIOD	$434,185	$682,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,876,742	$970,246
Interest paid	$120,266	$172,930

The accompanying notes form an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

In September 2009, the Company finalized its purchase price allocation relating to the acquisition of Adcom, resulting in an increase of net assets acquired by $151,550 due to increased transaction costs and other adjustments to the fair value of the acquired assets. The effect of this transaction was an increase to goodwill of $157,291 with offsetting changes to other balance sheet amounts as follows: a decrease to the allowance for doubtful accounts of $72,280, an increase in other receivables of $11,831, an increase in accounts payable of $4,275, an increase of other accrued costs of $279,488, and a decrease in the amount due to former shareholders of subsidiaries of $42,361.

In June 2010, $488,497 was recorded as due to former shareholders of subsidiaries and an increase to goodwill for the second annual earn-out from the Company’s acquisition of Adcom based on the gross profit contribution for year ended June 30, 2010.

In September 2010, the Company revised its estimate of the "Tier-One Earn-Out Payment" (see Note 4) relating to the acquisition of Adcom for the year ended June 30, 2010, resulting in an increase to goodwill and the amount due to the former shareholders of subsidiaries of $28,522.

In December 2010, the Company issued 732,038 shares of common stock at a fair value of $0.35 per share in satisfaction of the $258,510 Adcom earn-out payment for the year ended June 30, 2010, resulting in a decrease to the amount due to former shareholders of subsidiaries, an increase in common stock issuable of $732 and an increase in additional paid-in capital of $257,778.

In May 2011, the Company exercised its right to convert $2.4 million worth of notes payable into 1,071,429 shares of Company stock, resulting in a decrease to other current and long term liabilities totaling $2.4 million, an increase in common stock of $1,071 and an increase in additional paid-in capital of $2,398,929.

In June 2011, $617,095 was recorded as due to former shareholders of subsidiaries and an increase to goodwill for the third annual earn-out from the Company’s acquisition of Adcom based on the gross profit contribution for year ended June 30, 2011.

 RADIANT LOGISTICS, INC.
Notes to the Consolidated Financial Statements

NOTE 1 -	THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the "Company") is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing. The Company is executing a strategy to expand its operations through a combination of organic growth and the strategic acquisition of best-of-breed, non-asset based transportation and logistics providers.

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed two material acquisitions since its acquisition of Airgroup.  In November 2007, the Company acquired the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 25 locations across North America further expanding its fiscal network and service capabilities.

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service a multi-brand network.  RGL, through the Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world.

The Company’s growth strategy will continue to focus on both organic growth and acquisitions.  From an organic perspective, the Company will focus on strengthening existing and expanding new customer relationships. One of the drivers of the Company’s organic growth will be retaining existing, and securing new exclusive agency locations. Since the Company’s acquisition of Airgroup in January 2006, the Company has focused its efforts on the build-out of its network of exclusive agency offices, as well as enhancing its back-office infrastructure, transportation and accounting systems. The Company will continue to search for targets that fit within its acquisition criteria.

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

The Company will continue to search for targets that fit within its acquisition criteria. The Company's ability to secure additional financing will rely upon the sale of debt or equity securities, and the development of an active trading market for its securities.  Although the Company can make no assurance as to its long term access to debt or equity securities or its ability to develop an active trading market, in March of 2010, the Company was successful in increasing its credit facility from $15.0 million to $20.0 million.

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

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, income taxes payable and amounts due to former shareholders of subsidiaries approximate the carrying values due to the relatively short maturities of these instruments.  The fair value of the Company’s long-term debt (including the credit facility, notes payable and other long-term liabilities), if recalculated based on current interest rates, would not differ significantly from the recorded amount.

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

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company typically performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.  As of June 30, 2011, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

	2011	2010

Goodwill – beginning of year	$982,788	$337,000
Adcom acquisition (see Note 4)	-	157,291
DBA acquisition (see Note 5)	5,021,603	-
Adcom earn-out (see Note 12)	645,617	488,497

Goodwill – end of year	$6,650,008	$982,788

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4 and 5.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.  Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2011.

j)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through April 2021.  Minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2012	$1,860,279
2013	1,876,224
2014	1,844,665
2015	1,578,521
2016	1,011,221
Thereafter	1,611,368

Total minimum lease payments	$9,782,278

Rent expense amounted to $907,677 and $472,267 for the years ended June 30, 2011 and 2010.

k)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides a discretionary matching contribution. During the years ended June 30, 2011 and 2010, the Company’s contributions under the plans were $110,309 and $100,284, respectively.

l)	Income Taxes

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

n)	Share Based Compensation

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

Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. For the year ended June 30, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 32,021,404 shares of common stock, including options to purchase 3,865,242 shares of common stock at June 30, 2011, of which 106,900 were excluded as their effect would have been antidilutive.  For the year ended June 30, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 32,720,019 shares of common stock, including options to purchase 3,620,000 shares of common stock at June 30, 2010, of which 3,060,000 were excluded as their effect would have been antidilutive.  The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Year ended June 30, 2011	Year ended June 30, 2010
Weighted average basic shares outstanding	30,424,020	32,548,492
Options	1,597,384	171,527
Weighted average dilutive shares outstanding	32,021,404	32,720,019

p)	Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

q)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2011.

r)	Subsequent Events

In September 2011, the Company signed an agreement to sublease an additional 3,110 feet of office space in the building where the Company's corporate headquarters are located beginning October 1, 2011, for an average of $4,067 per month over the life of the sublease expiring May 31, 2020.

NOTE 3 -	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 provides amendments to literature on fair value measurements and disclosures currently within the ASC by clarifying certain existing disclosures and requiring new disclosures for the various classes of fair value measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4 -	ACQUISITION OF ADCOM EXPRESS, INC.

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the "SPA") pursuant to which it acquired 100% of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide ("Adcom"), a privately-held Minnesota corporation. For financial accounting purposes, the transaction was deemed to be effective as of September 1, 2008. The stock was acquired from Robert F. Friedman, the sole shareholder of Adcom. The total value of the transaction was $11,050,000, consisting of: (i) $4,750,000 in cash paid at the closing; (ii) $250,000 in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2,800,000 in four "Tier-1 Earn-Out Payments" of up to $700,000 each, covering the four year earn-out period through June 30, 2012, based upon Adcom achieving certain levels of "Gross Profit Contribution" (as defined in the SPA), payable 50% in cash and 50% in shares of Company common stock (valued at delivery date); (iv) a "Tier-2 Earn-Out Payment" of up to $2,000,000, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16,560,000 during the four year earn-out period; and (v) an "Integration Payment" of $1,250,000 payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in shares of Company common stock (valued at delivery date). The Integration Payment, the Tier-1 Earn-Out Payments and certain amounts of the Tier-2 Payments may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the SPA), which includes a sale of Adcom or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of existing funds and the proceeds from the Company’s revolving credit facility.

Founded in 1978, Adcom provides a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

The total purchase price consisted of an initial payment of $4,750,000 and acquisition expenses of $288,346.  Also included in the acquisition is $1,250,000 in future integration payments and $319,845 in working capital and other adjustments.  The total net assets acquired were $6.61 million, and there were also $220,000 in restructuring charges associated with the acquisition.  The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at September 5, 2008.

Current assets	$11,948,619
Furniture and equipment	291,862
Notes receivable	343,602
Intangibles	3,200,000
Goodwill	3,248,660
Other assets	325,296

Total assets acquired	19,358,039

Current liabilities	11,533,848
Long-term deferred tax liability	1,216,000

Total liabilities acquired	12,749,848

Net assets acquired	$6,608,191

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

Through June 30, 2011, the former Adcom shareholders earned a total of $1,454,141 in base earn-out payments. Of this amount, $578,536 was paid in cash and $258,510 was settled in stock through the year ended June 30, 2011. The remaining amount of $617,095 is included in the amount due to former shareholders of subsidiaries as of June 30, 2011, and is expected to be paid out 50% in cash and 50% in Company stock in October 2011 (See Note 12).

In June of 2010, the Company recognized a gain of $135,012 related to payments made to the former shareholder of Adcom in satisfaction of integration and earn-out obligations payable in Company stock that were ultimately paid in cash at a discount.

NOTE 5 -	ACQUISITION OF DBA DISTRIBUTION SERVICES, INC.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company acquired DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million transaction consisted of cash of $5.4 million paid at closing, the delivery of $4.8 million in seller notes payable over the next three years and $1.8 million in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month anniversary of the closing. The remaining seller notes may be subject to acceleration upon occurrence of a "Corporate Transaction", which includes a future sale of DBA or Radiant, or certain changes in corporate control. The cash component of the transaction was financed through a combination of the Company's existing funds and funds available under an existing revolving credit facility provided by Bank of America, N.A.

The seller notes payable are due annually on March 31 in three equal payments. The note also accrues interest at 6.5%, with payments of that interest due on a quarterly basis. In May 2011, the Company elected to satisfy $2.4 million of the seller notes through the issuance of shares of the Company's common stock. Of the remaining $2.4 million outstanding as of June 30, 2011, $0.8 million is payable during each of the years ending June 30, 2012, 2013 and 2014.

Founded in 1981, DBA services a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America.

The total net assets acquired were $12.0 million.  The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at April 6, 2011:

Current assets	$16,909,820
Furniture and equipment	562,257
Deferred tax asset	723,666
Intangibles	1,801,562
Goodwill	5,021,603
Other assets	392,562

Total assets acquired	25,411,470

Current liabilities	12,572,203
Long-term deferred tax liability	684,594
Other long-term liabilities	154,673

Total liabilities acquired	13,411,470

Net assets acquired	$12,000,000

The fair value of the financial assets acquired includes receivables with a fair value of $14,675,079. The gross amount due under the contracts is $15,728,582, of which $1,053,503 is expected to be uncollectible.

The fair value of the intangible assets were estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized is attributable primarily to the expected cost synergies associated with eliminating redundancies and migrating back office operations of DBA to the Company, in addition to an expectation of better buy rates from some carriers due to increased volumes associated with the acquisition of DBA.  The goodwill recorded is not expected to be deductible for income tax purposes.

Associated with the acquisition of DBA, the Company incurred $582,762 of non-recurring transition costs consisting principally of personnel, general and administrative costs which are being eliminated in connection with the winding down of DBA's historical back-office operations and transitioning them to the corporate headquarters. These costs are reported as a separate line item on the face of the Company's statement of income for the year ended June 30, 2011.

Since acquisition, DBA produced revenue of $19.0 million and a net loss of $0.3 million, including other purchase accounting charges resulting from the acquisition.

If the acquisition had taken place effective July 1, 2009, the result would have produced combined revenue of $278.5 million and $234.1 million and combined net income of $3.1 million and $1.8 million for the years ended June 30, 2011 and 2010, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2010.

NOTE 6 -	ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom and DBA:

	Year ended June 30, 2011		Year ended June 30, 2010
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$7,533,562	$4,702,100	$5,752,000	$3,796,340
Covenants not to compete	120,000	71,616	190,000	125,903
Total	$7,653,562	$4,773,716	$5,942,000	$3,922,243

Aggregate amortization expense:
For twelve months ended June 30, 2011		$941,473
For twelve months ended June 30, 2010		$1,159,286

Aggregate amortization expense for the years ended June 30:
2012		$1,196,103
2013		696,466
2014		282,579
2015		281,997
2016		422,701
Total		$2,879,846

For the year ended June 30, 2011, the Company recorded an expense of $941,473 from amortization of intangibles and an income tax benefit of $351,273 from amortization of the long term deferred tax liability; arising from the acquisitions of Airgroup, Adcom and DBA.  For the year ended June 30, 2010, the Company recorded an expense of $1,159,286 from amortization of intangibles and an income tax benefit of $421,206 from amortization of the long term deferred tax liability; arising from the acquisitions of Airgroup and Adcom.  The Company expects the net reduction in income from the combination of amortization of intangibles and long term deferred tax liability will be $741,584 in 2012, $431,809 in 2013, $175,199 in 2014, $174,838 in 2015 and $262,075 in 2016.

NOTE 7 -	VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities".  RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 8).  RLP commenced operations in February 2007.   Non-controlling interest recorded as an expense on the statements of income was $159,209 and $118,641 for the years ended June 30, 2011 and 2010, respectively.

The following table summarizes the balance sheets of RLP as of June 30:

	2011	2010
ASSETS
Accounts receivable	$2,012	$15,910
Accounts receivable – Radiant Logistics	170,030	110,336
Prepaid expenses and other current assets	1,191	950
Total assets	$173,233	$127,196

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	16,971	16,284
Total liabilities	16,971	16,284

Partners' capital	156,262	110,912
Total liabilities and partners' capital	$173,233	$127,196

NOTE 8 -	RELATED PARTY

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC ("RCP"), a company for which the Chief Executive Officer of the Company is the sole member.  RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives.  RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP.  The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company.  In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprises, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties. RLP is consolidated in the financial statements of the Company (see Note 7).

NOTE 9 -	FURNITURE AND EQUIPMENT

	June 30,	June 30,
	2011	2010
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	511,872	311,191
Furniture and fixtures	122,488	149,504
Computer equipment	733,819	606,405
Computer software	1,283,581	884,352
Leasehold improvements	641,188	439,197
	3,358,095	2,455,796
Less: Accumulated depreciation and amortization	(1,930,032)	(1,574,380)
Furniture and equipment, net	$1,428,063	$881,416

Depreciation and amortization expense related to furniture and equipment was $383,816 and $438,909 for the years ended June 30, 2011 and 2010, respectively.

As a condition of signing a new lease for the Company’s new corporate office, the Company was reimbursed approximately $391,000 for leasehold improvement purchases related to the new office. This lease incentive is included in other long-term liabilities on the balance sheet and is being amortized on a straight-line basis over the remaining life of the lease.

NOTE 10 -	OTHER LONG TERM DEBT

In April 2011, in connection with the acquisition of DBA, the Company’s $20.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was extended to a maturity date of March 31, 2013. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes.  Borrowings under the facility bear interest, at the Company’s option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on the Company’s performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

Under the terms of the Facility, the Company is permitted to make additional acquisitions without the lender's consent only if certain conditions are satisfied. The conditions imposed by the Facility include the following: (i) the absence of an event of default under the Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $1.0 million under the Facility; (v) the lender must be reasonably satisfied with projected financial statements the Company provides covering a 12 month period following the acquisition; (vi) the acquisition documents must be provided to the lender and must be consistent with the description of the transaction provided to the lender; and (vii) the number of permitted acquisitions is limited to three per calendar year and shall not exceed $10.0 million in aggregate purchase price financed by funded debt. In the event that the Company is not able to satisfy the conditions of the Facility in connection with a proposed acquisition, it must either forego the acquisition, obtain the lender's consent, or retire the Facility. This may limit or slow the Company’s ability to achieve the critical mass it may need to achieve its strategic objectives.

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom Express, Inc. (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), Radiant Transportation Services ("RTS", f/k/a Radiant Logistics Global Services, Inc.), and RLP. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At June 30, 2011, the Company was in compliance with all of its covenants.

As of June 30, 2011, the Company had $7,777,017 in advances under the Facility and $2,492,251 in outstanding checks, which had not yet been presented to the bank for payment.  The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total the balance of other long term debt in the balance sheet of $10,269,268.

As of June 30, 2010, the Company had $5,279,095 in advances under the Facility and $2,361,926 in outstanding checks, which had not yet been presented to the bank for payment.  The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Facility when presented for payment to the bank.  These amounts total the balance of other long term debt in the balance sheet of $7,641,021.

At June 30, 2011, based on available collateral and $205,000 in outstanding letter of credit commitments, there was $11,671,392 available for borrowing under the Facility based on advances outstanding.

NOTE 11 -	PROVISION FOR INCOME TAXES

The following summarizes deferred tax assets and liabilities as of June 30, 2011 and 2010;

	June 30,	June 30,
	2011	2010
Current deferred tax assets:
Allowance for doubtful accounts	$605,049	$303,976
Accruals	537,028	98,452
Total current deferred tax assets	$1,142,077	$402,428
Long-term deferred tax assets (liabilities):
Stock-based compensation	$346,884	$300,531
Fixed asset basis differences	(259,023)
Goodwill deductible for tax purposes	520,572	566,506
Intangibles not deductible for tax purposes	(1,094,340)	(761,014)
Net long-term deferred tax assets (liabilities)	$(485,907)	$106,023

The acquisitions of Airgroup, Adcom and DBA resulted in $2,148,280 of long term deferred tax liability resulting from certain amortizable intangibles identified during the Company’s purchase price allocation which are not deductible for tax purposes.  The long term deferred tax liability will be reduced as the non-deductible amortization of the intangibles is recognized.  See Notes 4 and 5.

Income tax expense attributable to operations is as follows.

	Year ended June 30,	Year ended June 30,
	2011	2010
Current:
Federal	$1,909,493	$1,328,967
State	224,646	198,312

Deferred:
Federal	(97,210)	(387,132)
State	(11,437)	(45,993)

Net income tax expense	$2,025,492	$1,094,154

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense.

	Year ended June 30,	Year ended June 30,
	2011	2010
Tax expense at statutory rate	$1,658,219	$1,037,918
Permanent differences	15,144	(151,192)
Change in income taxes due to IRS audit	-	146,175
State income taxes	213,209	152,320
Other	138,920	(91,067)

Net income tax expense	$2,025,492	$1,094,154

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2008 through June 30, 2011.

NOTE 12 -	CONTINGENCIES

Legal Proceedings

In December 2010, the Company recorded a charge of $150,000 in connection with the settlement of a dispute with one of its competitors related to the 2007 departure of the competitor’s then Chicago operation. By agreement among the parties, without admission of any wrong doing on the part of the Company and with affirmation of the parties’ right to freely compete in the marketplace, the Company agreed to make a $150,000 donation to a mutually agreeable IRC 503(c) charitable organization. Neither the Company nor its competitor received any payment in connection with the settlement. Of this amout, $75,000 was paid during the year ending June 30, 2011, and the remaining $75,000 is included in current portion of notes payable and other liabilities on the balance sheet.

Adcom Purchase Contingencies

Effective September 5, 2008, the Company acquired all of the outstanding stock of Adcom Express (See Note 4).  The Company’s agreement with respect to the acquisition of Adcom contains future contingent consideration provisions which provide for the selling shareholder to receive additional consideration if minimum pre-tax income levels are made in future periods. Contingent consideration is accounted for as additional goodwill when earned based on the accounting principles in effect at the time of the acquisition.

Through June 30, 2011, the former Adcom shareholder earned a total of $1,454,141 as part of the Tier 1 Earn-Out arrangement. Of this amount, $617,095 is unpaid as of June 30, 2011. This balance is included in due to former shareholders of subsidiaries and is payable on or before October 1, 2011.

Estimated payment anticipated for fiscal year(1):	2013
Earn-out period:	7/1/2011 – 6/30/2012
Earn-out payments (in thousands):
Cash	$350
Equity	350
Total potential earn-out payments	$700

Total gross margin targets	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end.

Finder's Fee Arrangements

In fiscal year 2007, the Company entered into finder’s fee arrangements with third parties to assist the Company in locating logistics businesses that could become additional exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and are conditioned payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months.  Payment of the finder’s fee may be paid in cash, Company shares, or a combination of cash and shares.  For the years ended June 30, 2011 and 2010, the Company paid $10,445 and $110,331, respectively, in satisfaction of finder’s fee obligations.

NOTE 13 -	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2011 and 2010, none of the shares were issued or outstanding.

 Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010.  Under this repurchase program, the Company purchased 1,490,740 shares of its common stock at a cost of $471,265 and 2,833,499 shares of its common stock at a cost of $797,940 during the years ended June 30, 2011 and 2010, respectively.

NOTE 14 -	SHARE-BASED COMPENSATION

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

Under the 2005 Plan, stock options were granted to employees and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. Under the 2005 Plan, 245,242 stock options were granted to employees at a weighted average exercise price of $1.66 per share during the year ended June 30, 2011.  During the year ended June 30, 2010, 300,000 stock options were granted to employees at a weighted average exercise price of $0.28 per share. The Company recorded share-based compensation expense of $115,346 for the year ended June 30, 2011, and $218,781 for the year ended June 30, 2010.

The following table reflects activity under the plan for years ended June 30, 2011 and 2010:

	Year ended June 30, 2011		Year ended June 30, 2010
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,620,000	$0.50	3,320,000	$0.52
Granted	245,242	1.66	300,000	0.28
Forfeited	-	-	-	-
Outstanding at end of year	3,865,242	$0.58	3,620,000	$0.50
Exercisable at end of year	3,004,000	$0.55	2,280,000	$0.56
Non-vested at end of year	861,242	$0.68	1,340,000	$0.40

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended	Year ended
	June 30, 2011	June 30, 2010
Risk-Free Interest Rates	0.16%-0.57%	1.57%
Expected Term	6.5yrs	6.5yrs
Expected Volatility	59.5%-61.2%	64.3%
Expected Dividend Yields	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

As of June 30, 2011, the Company had approximately $304,000 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.53 years.  The following table summarizes the Company’s unvested stock options and changes for the years ended June 30, 2011 and 2010.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	1,704,000	$0.29
Granted during the year ended June 30, 2010	300,000	0.15
Less options vested during the year ended June 30, 2010	(664,000)	(0.32)
Less options forfeited during the year ended June 30, 2010	-	-
Outstanding at June 30, 2010	1,340,000	$0.24
Granted during the year ended June 30, 2011	245,242	0.92
Less options vested during the year ended June 30, 2011	(724,000)	(0.30)
Less options forfeited during the year ended June 30, 2011	-	-
Outstanding at June 30, 2011	861,242	$0.38

The following table summarizes outstanding and exercisable options by price range as of June 30, 2011:

					Exercisable Options
Exercise Prices	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2011	Number Exercisable at June 30, 2011	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2011
$0.00 - $0.19	460,000	7.18	$0.18	$1,023,040	256,000	7.12	$0.18	$569,088
$0.20 - $0.39	400,000	7.90	0.26	856,000	100,000	7.78	0.25	215,200
$0.40 - $0.59	1,550,000	4.60	0.48	2,971,350	1,480,000	4.51	0.48	2,837,160
$0.60 - $0.79	1,217,779	4.68	0.73	2,038,562	1,152,000	4.52	0.73	1,920,384
$1.00 - $1.19	20,000	5.22	1.01	27,800	16,000	5.23	1.01	22,240
$1.20 - $1.39	110,503	9.67	1.30	121,553	-	-	-	-
$2.20 - $2.39	106,960	9.94	2.30	10,696	-	-	-	-
Total	3,865,242	5.57	$0.58	$7,049,001	3,004,000	4.85	$0.55	$5,564,072

NOTE 15 -	OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Year ended June 30:
Revenue	$113,911	$78,594	$89,909	$68,122	$203,820	$146,716
Cost of transportation	71,551	46,887	69,764	54,199	141,315	101,086
Net revenue	$42,360	$31,707	$20,145	$13,923	$62,505	$45,630

NOTE 16 -	QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)

	Fiscal Year 2011 – Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$70,932,008	$42,030,290	$44,496,820	$46,361,057
Cost of transportation	49,753,382	29,005,131	30,314,763	32,242,361

Net revenues	21,178,626	13,025,159	14,182,057	14,118,696

Total operating expenses	19,895,963	11,777,157	12,878,402	12,778,160

Income from operations	1,282,663	1,248,002	1,303,655	1,340,536

Total other income (expense)	(26,433)	21,191	(123,142)	(10,147)

Income before income tax expense	1,256,230	1,269,193	1,180,513	1,330,389

Income tax expense	(634,251)	(472,379)	(413,319)	(505,543)

Net income	621,979	796,814	767,194	824,846

Net income attributable to non-controlling interest	(40,282)	(26,095)	(50,929)	(41,903)

Net income attributable to Radiant Logistics, Inc.	$581,697	$770,719	$716,265	$782,943

Net income per common share – basic	$0.02	$0.03	$0.02	$0.03
Net income per common share – diluted	$0.02	$0.02	$0.02	$0.03

	Fiscal Year 2010 – Quarter Ended
	June 30	March 31	December 31	September 30

Revenue	$40,707,751	$32,863,624	$39,115,845	$34,028,336
Cost of transportation	27,472,232	22,522,506	27,611,567	23,479,447
Net revenues	13,235,519	10,341,118	11,504,278	10,548,889

Total operating expenses	12,369,093	9,490,541	10,908,923	10,383,657

Income from operations	866,426	850,577	595,355	165,232

Total other income	188,702	134,132	327,931	42,985

Income before income tax expense	1,055,128	984,709	923,286	208,217

Income tax expense	(175,438)	(511,050)	(336,539)	(71,127)

Net income	879,690	473,659	586,747	137,090

Net income attributable to non-controlling interest	(35,412)	(24,551)	(37,638)	(21,040)

Net income attributable to Radiant Logistics, Inc.	$844,278	$449,108	$549,109	$116,050

Net income per common share – basic and diluted	$.03	$.01	$.02	$.02

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002