Form 10-Q
period 2011-09-30
RADIANT LOGISTICS, INC
filed 2011-11-14
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

There were 31,810,913 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 11, 2011.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	SEPTEMBER 30,	JUNE 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$504,604	$434,185
Accounts receivable, net of allowance of $1,742,821 and $1,592,235, respectively	42,571,275	41,577,053
Current portion of employee loan receivable	33,643	21,401
Current portion of station and other receivables	78,995	141,372
Income tax deposit	510,583	-
Prepaid expenses and other current assets	3,139,478	1,761,273
Deferred tax asset	1,151,065	1,142,077
Total current assets	47,989,643	45,077,361

Furniture and equipment, net	1,627,573	1,428,063

Acquired intangibles, net	2,589,091	2,879,846
Goodwill	6,650,008	6,650,008
Employee loan receivable, net of current portion	99,878	64,494
Station and other receivables, net of current portion	105,159	116,965
Investment in real estate	40,000	40,000
Deposits and other assets	355,753	363,815
Total long term assets	9,839,889	10,115,128
Total assets	$59,457,105	$56,620,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$30,494,315	$27,872,185
Commissions payable	3,610,619	3,570,858
Other accrued costs	1,888,484	1,992,694
Income taxes payable	-	333,999
Due to former shareholders of acquired operations	2,142,256	2,657,781
Current portion of notes payable to former shareholders of DBA	767,092	800,000
Other current liabilities	136,775	135,927
Total current liabilities	39,039,541	37,363,444

Other long term debt	10,928,272	10,269,268
Notes payable to former shareholders of DBA, net of current portion	1,534,183	1,600,000
Deferred rent liability	630,468	631,630
Deferred tax liability	343,151	485,907
Other long term liabilities	104,806	120,571
Total long term liabilities	13,540,880	13,107,376
Total liabilities	52,580,421	50,470,820

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)
(unaudited)

	SEPTEMBER 30,	JUNE 30,
	2011	2011
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized; issued and outstanding: 31,676,438 at September 30, 2011 and June 30, 2011	18,051	18,051
Additional paid-in capital	11,084,945	11,060,701
Treasury stock, at cost, 4,919,239 shares at September 30, 2011 and June 30, 2011	(1,407,455)	(1,407,455)
Retained deficit	(2,960,295)	(3,615,322)
Total Radiant Logistics, Inc. stockholders’ equity	6,735,246	6,055,975
Non-controlling interest	141,438	93,757)
Total stockholders’ equity	6,876,684	6,149,732
Total liabilities and stockholders’ equity	$59,457,105	$56,620,552

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
Revenue	$71,833,044	$46,361,057
Cost of transportation	50,594,124	32,242,361

Net revenues	21,238,920	14,118,696

Agent commissions	13,892,425	9,832,460
Personnel costs	2,893,738	1,557,160
Selling, general and administrative expenses	2,661,126	1,063,282
Transition costs associated with DBA acquisition	282,636	-
Depreciation and amortization	390,393	325,258

Total operating expenses	20,120,318	12,778,160

Income from operations	1,118,602	1,340,536

Other income (expense):
Interest income	4,934	5,809
Interest expense	(92,088)	(42,242)
Other	72,729	26,286

Total other income (expense)	(14,425)	(10,147)

Income before income tax expense	1,104,177	1,330,389

Income tax expense	(401,469)	(505,543)

Net income	702,708	824,846

Less: Net income attributable to non-controlling interest	(47,681)	(41,903)

Net income attributable to Radiant Logistics, Inc.	$655,027	$782,943

Net income per common share – basic and diluted	$0.02	$0.03

Weighted average shares outstanding:
Basic shares	31,676,438	30,471,061
Diluted shares	34,609,965	30,723,861

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	TREASURY	RETAINED	NON-CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	INTEREST	EQUITY
Balance at June 30, 2011	31,676,438	$18,051	$11,060,701	$(1,407,455)	$(3,615,322)	$93,757	$6,149,732
Share-based compensation	-	-	24,244	-	-	-	24,244
Net income for the three months ended September 30, 2011	-	-	-	-	655,027	47,681	702,708

Balance at September 30, 2011	31,676,438	$18,051	$11,084,945	$(1,407,455)	$(2,960,295)	$141,438	$6,876,684

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$655,027	$782,943
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	24,244	54,939
amortization of intangibles	290,755	245,383
deferred income tax benefit	(151,744)	(118,439)
depreciation and leasehold amortization	99,638	79,875
change in non-controlling interest	47,681	41,903
Provision (recovery) for doubtful accounts	150,586	(26,283)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(1,144,808)	(2,301,857)
employee loan receivable	(47,626)	(500)
station and other receivables	74,183	77,888
income tax deposit	(510,583)	-
prepaid expenses, deposits and other assets	(1,370,143)	(20,665)
accounts payable and accrued transportation costs	2,622,130	946,407
commissions payable	39,761	561,510
other accrued costs	(104,210)	122,481
income taxes payable	(333,999)	231,781
other long-term liabilities	(14,917)	48,060
deferred rent liability	(1,162)	-

Net cash provided by operating activities	324,813	725,426

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of furniture and equipment	(299,148)	(78,366)
Payments made to former shareholders of acquired operations	(614,250)	(75,750)

Net cash used for investing activities	(913,398)	(154,116)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	659,004	100,698
Distribution to non-controlling interest	-	(36,000)
Purchases of treasury stock	-	(417,897)

Net cash provided by (used for) financing activities	659,004	(353,199)

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,419	218,111

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	434,185	682,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,604	$900,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,406,560	$433,360
Interest paid	$101,738	$40,330

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In September 2010, the Company revised its estimate of the "Tier-One Earn-Out Payment" (see Note 4) relating to the acquisition of Adcom for the year ending June 30, 2010, resulting in an increase to goodwill and the amount due to the former shareholders of acquired operations of $28,522.

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 -  THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the "Company") is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management and warehousing. The Company is executing a strategy to expand operations through a combination of organic growth and the strategic acquisition of best-of-breed, non-asset based transportation and logistics providers.

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed three material acquisitions since its acquisition of Airgroup.  In November 2007, the Company acquired the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 26 locations across North America further expanding its physical network and service capabilities.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners LLC ("RLP"), which is 40% owned by RGL and whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

c)     Fair Value of Financial Instruments

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, income taxes payable, and amounts due to former shareholders of acquired operations approximate the carrying values dues to the relatively short maturities of these instruments. The fair value of the Company’s long-term debt (including the credit facility, notes payable and other long-term liabilities) would not differ significantly from the recorded amount if recalculated based on current interest rates.

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

h)     Goodwill

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit.  To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. As of September 30, 2011, management believes there are no indications of impairment.

i)     Long-Lived Assets

Acquired intangibles consist of customer-related intangibles and covenants not to compete ("CNTC") agreements arising from our acquisitions. Customer-related intangibles are amortized using accelerated methods over approximately 5 years and CNTC agreements are amortized using the straight-line method over the term of the underlying agreement (see Notes 4 and 5).

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2011.

j)     Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021.  As of September 30, 2011, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

Amount
2012 (remaining portion)	$1,400,165
2013	1,876,224
2014	1,844,665
2015	1,578,521
2016	1,011,221
Thereafter	1,611,368

Total minimum lease payments	$9,322,164

Rent expense amounted to $449,999 and $181,713 for the three months ended September 30, 2011 and 2010, respectively.

k)     401(k) Savings Plan

The Company has employee savings plans under which the Company provides a discretionary matching contribution. During the quarters ended September 30, 2011 and 2010, the Company’s contributions under the plans were $27,552 and $24,232, respectively.

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

The company derives its revenue from transportation and other value added services including warehousing and fulfillment services.

All other revenue, including revenue from other value added services including warehousing and fulfillment services, is recognized upon completion of the service.

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

For the three months ended September 30, 2011, the Company recorded share based compensation expense of $24,244, which, net of income taxes, resulted in a $15,031 reduction of net income. For the three months ended September 30, 2010, the Company recorded share based compensation expense of $54,939, which, net of income taxes, resulted in a $34,062 reduction of net income.

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

For the three months ended September 30, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 34,609,965 shares of common stock, including options to purchase 3,865,242 shares of common stock at September 30, 2011.  For the three months ended September 30, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 30,723,861 shares of common stock, including options to purchase 3,620,000 shares of common stock at September 30, 2010, of which 2,760,000 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010
Weighted average basic shares outstanding	31,676,438	30,471,061
Options	2,933,527	252,800
Weighted average dilutive shares outstanding	34,609,965	30,723,861

p)     Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

q)     Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal 2012.

NOTE 3 -  RECENT ACCOUNTING PRONOUNCEMENTS

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

Mr. Friedman, the sole shareholder of Adcom, earned $617,095 in Tier-1 earn-out payment for the period ending June 30, 2011.  This Tier-1 earn-out was paid 50% in cash during the quarter ending September 30, 2011, with the remaining 50% included in the amount due to former shareholders of acquired operations which was subsequently paid in Company stock in October 2011.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal year indicated based on achieving gross profit contributions (in thousands):

Estimated payment anticipated for fiscal year(1):	2013
Earn-out period:	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350
Equity	350
Total potential earn-out payments	$700

Total gross margin targets	$4,320

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

NOTE 5 -  ACQUISITION OF DBA DISTRIBUTION SERVICES, INC.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company acquired DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million transaction consisted of cash of $5.4 million paid at closing, the delivery of $4.8 million in seller notes payable over the next three years and $1.8 million in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month anniversary of the closing. In May 2011, the Company elected to satisfy $2.4 million of the seller notes through the issuance of shares of the Company's common stock. The remaining seller notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Form of Note), which includes a future sale of DBA or Radiant, or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under an existing revolving credit facility provided by Bank of America, N.A.

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

The total net assets acquired were $12.0 million.  The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at April 6, 2011:

Current assets	$16,909,820
Furniture and equipment	562,257
Deferred tax asset	723,666
Intangibles	1,801,562
Goodwill	5,021,603
Other assets	392,562

Total assets acquired	25,411,470

Current liabilities	12,572,203
Long term deferred tax liability	684,594
Other long term liabilities	154,673

Total liabilities acquired	13,411,470

Net assets acquired	$12,000,000

The fair value of the financial assets acquired included receivables with a fair value of $14,675,079 as of the acquisition date. The gross amount due under the contracts at the acquisition date was $15,728,582, of which $1,053,503 was expected to be uncollectible.

The fair values of the intangible assets were estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized is attributable primarily to the expected cost synergies associated with eliminating redundancies and migrating back office operations of DBA to the Company, in addition to an expectation of better buy rates from some carriers due to increased volumes associated with the acquisition of DBA.  The goodwill recorded is not expected to be deductible for income tax purposes.

NOTE 6 -  ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom and DBA:

	As of September 30, 2011		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$7,533,562	$4,984,510	$7,533,562	$4,702,100
Covenants not to compete	120,000	79,961	120,000	71,616
Total	$7,653,562	$5,064,471	$7,653,562	$4,773,716

Aggregate amortization expense:
For three months ended September 30, 2011		$290,755
For three months ended September 30, 2010		$245,383

Aggregate amortization expense for the years ending June 30:
2012 – For the remainder of the year		$905,348
2013		696,466
2014		282,579
2015		281,997
2016		422,701
Total		$2,589,091

NOTE 7 -  VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by RGL, qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 8). RLP commenced operations in February 2007. Non-controlling interest recorded on the income statement was an expense of $47,681 and $41,903 for the three months ended September 30, 2011 and 2010, respectively.

The following table summarizes the balance sheets of RLP:

	September 30,	June 30,
	2011	2011
ASSETS
Accounts receivable	$1,997	$2,012
Accounts receivable – Radiant Logistics	241,347	170,030
Prepaid expenses and other current assets	3,953	1,191
Total assets	$247,297	$173,233

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$11,566	$16,971
Total liabilities	11,566	16,971

Partners' capital	235,731	156,262
Total liabilities and partners' capital	$247,297	$173,233

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

NOTE 9 -  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30,	June 30,
	2011	2011
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	518,215	511,872
Furniture and fixtures	186,914	122,488
Computer equipment	732,108	733,819
Computer software	1,520,017	1,283,581
Leasehold improvements	634,846	641,188
	3,657,247	3,358,095

Less: Accumulated depreciation and amortization	(2,029,674)	(1,930,032)

Furniture and equipment – net	$1,627,573	$1,428,063

Depreciation and amortization expense related to furniture and equipment was $99,638 and $79,875 for the three months ended September 30, 2011 and 2010, respectively.

As a condition of signing a new lease for the Company’s new corporate office in February 2010, the Company was reimbursed approximately $391,000 for leasehold improvement purchases related to the new office. This lease incentive is included in other long-term liabilities on the balance sheet and is being amortized on a straight-line basis over the remaining life of the lease.

NOTE 10 -  LONG TERM DEBT

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom Express, Inc. (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), Radiant Transportation Services ("RTS", f/k/a Radiant Logistics Global Services, Inc.), and RLP. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At September 30, 2011, the Company was in compliance with all of its covenants.

As of September 30, 2011, the Company had $6,039,329 in advances under the Facility and $4,888,943 in outstanding payments, which had not yet been processed by the bank. The outstanding payments have been reclassified from cash, as they will be advanced from, or against, the Facility when processed by the bank.  This results in total long term debt of $10,928,272

At September 30, 2011, based on available collateral and $491,800 in outstanding letter of credit commitments, there was $11,032,010 available for borrowing under the Facility based on advances outstanding.

NOTE 11 -  PROVISION FOR INCOME TAXES

For the three months ended September 30, 2011, the Company recognized net income tax expense of $401,469 which consisted of current income tax expense of $553,213 and deferred income tax benefit of $151,744.  For the three months ended September 30, 2010, the Company recognized net income tax expense of $505,543 which consisted of current income tax expense of $623,982 and deferred income tax benefit of $118,439.

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2008, 2009, 2010 and 2011.

NOTE 12 -  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share. As of September 30, 2011 and June 30, 2011, none of the shares were issued or outstanding.

NOTE 13 -  SHARE-BASED COMPENSATION

For the three months ended September 30, 2011, the Company granted no options.

Share-based compensation costs recognized during the three months ended September 30, 2011 and 2010, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of September 30, 2011.

The following table summarizes activity under the plan for the three months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2011	3,865,242	$0.58	5.57 years	$7,049,001
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2011	3,865,242	$0.58	5.32 years	$6,586,762
Exercisable at September 30, 2011	3,068,000	$0.54	4.66 years	$5,328,320

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

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Three months ended September 30:
Revenue	$42,315	$24,250	$29,518	$22,111	$71,833	$46,361
Cost of transportation	26,942	14,623	23,652	17,619	50,594	32,242
Net revenue	$15,373	$9,627	$5,866	$4,492	$21,239	$14,119

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) use our current infrastructure as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and base of exclusive agency locations; (iv) continue growing our business and maintain historical or increased gross profit margins; (v) locate suitable acquisition opportunities; (vi) secure the financing necessary to complete any acquisition opportunities we locate; (vii) assess and respond to competitive practices in the industries in which we compete; (viii) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (ix) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (x) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of our annual report on Form 10-K for the year ended June 30, 2011. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed three material acquisitions since our initial acquisition of Airgroup in January of 2006.  In November 2007, we acquired the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom, adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April of 2011, we acquired DBA Distribution Services, Inc., d/b/a Distribution by Air (“DBA”), adding an additional 26 locations across North America further expanding our fiscal network and service capabilities. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value added supply chain management services, including order fulfillment, inventory management, and warehousing.

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

Further, the financial covenants of our senior credit facility allow us to adjust EBITDA to exclude costs related to share-based compensation expense, transaction costs, severance costs, extraordinary items and other non-cash charges.

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

Results of Operations

Basis of Presentation

The results of operations discussion which appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects of the acquisition of DBA on our consolidated financial statements during fiscal year 2011. The pro forma information has been presented for three months ended September 30, 2011 and 2010 as if we had acquired DBA as of July 1, 2010. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of DBA and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

Three months ended September 30, 2011 (actual and unaudited) and September 30, 2010 (actual and unaudited)

We generated transportation revenue of $71.9 million and $46.4 million and net transportation revenue of $21.2 million and $14.1 million for the three months ended September 30, 2011 and 2010, respectively.  Net income was $0.7 million for the three months ended September 30, 2011, compared to net income of $0.8 million for the three months ended September 30, 2010.

We had adjusted EBITDA of $1.6 million and $1.7 million for three months ended September 30, 2011 and 2010, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share-based compensation expense, transaction costs, severance costs and other non-cash charges consistent with the financial covenants of our senior credit facility. As explained above, we believe EBITDA is useful to us and to our investors in evaluating and measuring our financial performance.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.  Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended September 30, 2011 and 2010.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended September  30, 2011 and 2010:

	Three months ended September 30,		Change
	2011	2010	Amount	Percent
Net income	$655	$783	$(128)	(16.3%)
Income tax expense	401	506	(105)	(20.8%)
Net interest expense	88	36	52	144.4%
Depreciation and amortization	390	325	65	20.0%

EBITDA	$1,534	$1,650	$(116)	(7.0%)

Share-based compensation and other non-cash costs	24	59	(35)	(59.3%)
Transaction related costs	69	-	69	NM
Severance costs	12	-	12	NM

Adjusted EBITDA	$1,639	$1,709	$(70)	(4.1%)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2011 and 2010 (actual and unaudited):

	Three months ended September 30,		Change
	2011	2010	Amount	Percent
Transportation revenue	$71,833	$46,361	$25,472	54.9%
Cost of transportation	50,594	32,242	18,352	56.9%

Net transportation revenue	$21,239	$14,119	$7,120	50.4%
Net transportation margins	29.6%	30.5%

Transportation revenue was $71.8 million for the three months ended September 30, 2011, an increase of 54.9% over transportation revenue of $46.4 million for the three months ended September 30, 2010. Domestic transportation revenue increased by 74.5% to $42.3 million for the three months ended September 30, 2011, from $24.3 million for the three months ended September 30, 2010. International transportation revenue increased by 33.5% to $29.5 million for the three months ended September 30, 2011, from $22.1 million for the comparable prior year period. The increase in domestic and international revenues was due to additional revenues included in the current quarter that were related to the acquisition of DBA.

Cost of transportation increased by 56.9% to $50.6 million for the three months ended September 30, 2011, compared to $32.2 million for the three months ended September 30, 2010, as a result of increased transportation costs associated with the acquisition of DBA.

Net transportation margins decreased to 29.6% of transportation revenue for the three months ended September 30, 2011, as compared to 30.5% of transportation revenue for the three months ended September 30, 2010. The key driver to this margin compression was attributed to the value added services (fulfillment) introduced in connection with our acquisition of DBA which operate at lower margins than our core transportation services.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2011 and 2010 (actual and unaudited):

	Three months ended September 30,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$21,239	100.0%	$14,119	100.0%	$7,120	50.4%

Agent commissions	13,892	65.4%	9,833	69.7%	4,059	41.3%
Personnel costs	2,894	13.6%	1,557	11.0%	1,337	85.9%
Selling, general and administrative	2,661	12.5%	1,063	7.5%	1,598	150.3%
Transition costs associated with DBA acquisition	283	1.3%	-	0.0%	283	NM
Depreciation and amortization	390	1.9%	325	2.3%	65	20.0%

Total operating expenses	20,120	94.7%	12,778	90.5%	7,342	57.5%

Income from operations	1,119	5.3%	1,341	9.5%	(222)	(16.6%)
Other expense	(15)	(0.1%)	(10)	(0.1%)	(5)	50.0%

Income before income taxes and non-controlling interest	1,104	5.2%	1,331	9.4%	(227)	(17.1%)
Income tax benefit (expense)	(401)	(1.9%)	(506)	(3.6%)	105	(20.8%)

Income before non-controlling interest	703	3.3%	825	5.8%	(122)	(14.8%)
Non-controlling interest	(48)	(0.2%)	(42)	(0.3%)	(6)	14.3%

Net income	$655	3.1%	$783	5.5%	$(128)	(16.3%)

Agent commissions were $13.9 million for the three months ended September 30, 2011, an increase of 41.3% from $9.8 million for the three months ended September 30, 2010. Agent commissions as a percentage of net transportation revenue decreased to 65.4% for the three months ended September 30, 2011, from 69.7% for the comparable prior year period as a result of increased company owned locations associated with the DBA acquisition’s where commissions are not payable.

Personnel costs were $2.9 million for the three months ended September 30, 2011, an increase of 85.9% from $1.6 million for the three months ended September 30, 2010.  Personnel costs as a percentage of net transportation revenue increased to 13.6% for the three months ended September 30, 2011, from 11.0% for the comparable prior year period primarily as a result of increased headcount associated with the acquisition of DBA.

Selling, general and administrative costs were $2.7 million for the three months ended September 30, 2011, an increase of 150.3% from $1.1 million for the three months ended September 30, 2010.  As a percentage of net transportation revenue, other selling, general and administrative costs increased to 12.5% for the three months ended September 30, 2011, from 7.5% for the comparable prior year period as a result of increased costs associated with the acquisition of DBA.  These higher costs were driven principally by non-recurring legal expenses which we incurred in connection with transactions in process, capital market initiatives and a small number of immaterial legal matters.

Transition costs associated with DBA acquisition were $0.3 million for the three months ended September 30, 2011. Transition costs consist of personnel costs related to employees whose positions will be eliminated with the integration of DBA into Radiant. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.3% for the three months ended September 30, 2011.

Depreciation and amortization costs for the three months ended September 30, 2011, were $0.4 million, an increase of 20.0% from $0.3 million for the three months ended September 30, 2010.  Depreciation and amortization as a percentage of net transportation revenue decreased to 1.9% for the three months ended September 30, 2011, from 2.3% for the comparable prior year period, primarily due to a greater percentage of increased net transportation revenues as a result of the acquisition of DBA.

Income from operations was $1.1 million for the three months ended September 30, 2011, compared to income from operations of $1.3 million for the three months ended September 30, 2010.

Other expense was less than $0.1 million for the three months ended September 30, 2011 and 2010.

Net income was $0.7 million for the three months ended September 30, 2011, compared to net income of $0.8 million for the three months ended September 30, 2010.

Supplemental Pro forma Information

The following table provides a reconciliation for the three months ended September 30, 2011 (actual and unaudited) and September 30, 2010 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2011	2010	Amount	Percent
Net income	$655	$963	$(308)	(32.0%)
Income tax expense	401	626	(225)	(35.9%)
Net interest expense	88	55	33	60.0%
Depreciation and amortization	390	377	13	3.4%

EBITDA	$1,534	$2,021	$487	(24.1%)

Share based compensation and other non-cash costs	24	59	(35)	(59.3%)
Transaction related costs	69	-	69	NM
Severance costs	12	-	12	NM

Adjusted EBITDA	$1,639	$2,080	$441	(21.2%)

The following table summarizes September 30, 2011 (actual and unaudited) and September 30, 2010 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Three months ended September 30,		Change
	2011	2010	Amount	Percent
Transportation revenue	$71,833	$71,911	$(78)	(0.1%)
Cost of transportation	50,594	49,661	933	1.9%

Net transportation revenue	$21,239	$22,250	$(1,011)	(4.5%)
Net transportation margins	29.6%	30.9%

Transportation revenue was $71.8 million for the three months ended September 30, 2011, compared to $71.9 million for the three months ended September 30, 2010.

Cost of transportation increased 1.9% to $50.6 million for the three months ended September 30, 2011, compared to $49.7 million for the three months ended September 30, 2010.

Transportation margins decreased to 29.6% of transportation revenue for the three months ended September 30, 2011, as compared to 30.9% of transportation revenue for the three months ended September 30, 2010.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2011 (actual and unaudited) and September 30, 2010 (pro forma and unaudited):

	Three months ended September 30,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$21,239	100.0%	$22,250	100.0%	$(1,011)	(4.5%)

Agent commissions	13,892	65.4%	15,081	67.8%	(1,189)	(7.9%)
Personnel costs	2,894	13.6%	3,320	14.9%	(426)	(12.8%)
Selling, general and administrative	2,661	12.5%	1,821	8.2%	840	46.1%
Transition costs associated with DBA acquisition	283	1.3%	-	0.0%	283	NM
Depreciation and amortization	390	1.9%	377	1.7%	13	3.4%

Total operating expenses	20,120	94.7%	20,599	92.6%	(479)	(2.3%)

Income from operations	1,119	5.3%	1,651	7.4%	(532)	(32.2%)
Other income (expense)	(15)	(0.1%)	(20)	(0.1%)	5	(25.0%)

Income before income taxes and non-controlling interest	1,104	5.2%	1,631	7.3%	(527)	(32.3%)
Income tax expense	(401)	(1.9%)	(626)	(2.8%)	225	(35.9%)

Income before non-controlling interest	703	3.3%	1,005	4.5%	(302)	(30.0%)
Non-controlling interest	(48)	(0.2%)	(42)	(0.2%)	(6)	14.3%

Net income	$655	3.1%	$963	4.3%	$(308)	(32.0)%

Agent commissions were 13.9 million for the three months ended September 30, 2011, a decrease of 7.9% compared to $15.1 million for the three months ending September 30, 2010.  Agent commissions as a percentage of net transportation revenue decreased to 65.4% for three months ended September 30, 2011, from 67.8% for the comparable prior year period.

Personnel costs were $2.9 million for the three months ended September 30, 2011, a decrease of 12.8% from $3.3 million for the three months ended September 30, 2010.  Personnel costs as a percentage of net transportation revenue decreased to 13.6% for three months ended September 30, 2011, from 14.9% for the comparable prior year period.

Selling, general and administrative costs were $2.7 million for the three months ended September 30, 2011, an increase of 46.1% from $1.8 million for the three months ended September 30, 2010.  As a percentage of net transportation revenue, selling, general and administrative costs increased to 12.5% for three months ended September 30, 2011, from 8.2% for the comparable prior year period.  These higher costs were driven principally by non-recurring legal expenses which we incurred in connection with transactions in process, capital market initiatives and a small number of immaterial legal matters.

Transition costs associated with DBA acquisition were $0.3 million for the three months ended September 30, 2011. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.3% for the three months ended September 30, 2011.

Depreciation and amortization costs for the three months ended September 30, 2011, were $0.4 million, an increase of 3.4% from $0.4 million for the three months ended September 30, 2010.  Depreciation and amortization as a percentage of net transportation revenue increased to 1.9% for the three months ended September 30, 2011, from 1.7% for the comparable prior year period.

Income from operations was $1.1 million for the three months ended September 30, 2011, compared to income from operations of $1.7 million for the three months ended September 30, 2010.

Other expense was less than $0.1 million for the three months ended September 30, 2011 and 2010.

Net income was $0.7 million for the three months ended September 30, 2011, compared to net income of $1.0 million for the three months ended September 30, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.3 million for the three months ended September 30, 2011, compared to net cash provided of $0.7 million for the three months ended September 30, 2010.  The change was principally driven by income taxes attributable to current year net income, offset by an increase in uncollectable accounts receivable which decreased the net collections on outstanding receivables.

Net cash used in investing activities was $0.9 million for the three months ended September 30, 2011, compared to $0.2 million for the three months ended September 30, 2010.  Use of cash for the three months ended September 30, 2011, consisted of the purchase of $0.3 million of fixed assets and payments made to former shareholders of acquired operations totaling $0.6 million. Use of cash for the three months ended September 30, 2010, consisted of the purchase of $0.1 million of fixed assets and payments made to former shareholders of acquired operations totaling $0.1 million.

Net cash provided by financing activities was $0.7 million for the three months ended September 30, 2011, compared to net cash used of $0.4 million for the three months ended September 30, 2010. The cash provided by financing activities for the three months ended September 30, 2011, consisted primarily of net borrowings from our credit facility. The cash used for financing activities for the three months ended September 30, 2010, consisted primarily of $0.4 million of treasury stock purchases and a distribution to the non-controlling interest of a subsidiary of less than $0.1 million, offset by net proceeds from our credit facility of $0.1 million.

Acquisitions

Below are descriptions of recent material acquisitions, including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $1.0 million or more.

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

As of September 30, 2011, we owe the former owner of Adcom $33,709 in cash and $308,547 in Company stock, which includes the Tier-1 earn-out payment for the year ended June 30, 2011.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal year indicated based on results of the prior year (in thousands):

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

Credit Facility

In April 2011, in connection with the acquisition of DBA, our $20.0 million revolving credit facility, including a $0.5 million sublimit to support letters of credit (collectively, the "Facility"), was extended to a maturity date of March 31, 2013. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. Borrowings under the facility accrue interest, at our option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Facility based on our performance relative to certain financial covenants. The Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

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

The co-borrowers of the Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom Express, Inc. (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), Radiant Transportation Services ("RTS", f/k/a Radiant Logistics Global Services, Inc.), and RLP. RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Facility, including those advanced to RLP.  At September 30, 2011, we were in compliance with all of our covenants.

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

Advances made under our $20.0 million Facility are limited to the eligible accounts receivable available to support our borrowings.  As of September 30, 2011, we have approximately $17.5 million in eligible accounts receivable and, net of advances outstanding, approximately $11.0 million in remaining availability under the Facility to support future acquisitions and our on-going working capital requirements.  We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof.  As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Acquired intangibles consist of customer-related intangibles and covenants not to compete ("CNTC") agreements arising from our acquisitions. Customer-related intangibles are amortized using accelerated methods over approximately 5 years and CNTC agreements are amortized using the straight-line method over the term of the underlying agreement.

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

We are the primary obligor responsible for providing the service desired by the customer and are responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At our sole discretion, we set the prices charged to our customers and are not required to obtain approval or consent from any other party in establishing our prices. We have multiple suppliers for the services we sell to our customers and have the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, we determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. We also assume credit risk for the amount billed to the customer.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2011, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated November 14, 2011	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 14, 2011	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Date: November 14, 2011	/s/ Todd E. Macomber
Todd E. Macomber
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

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

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14, 2011