Form 10-Q
period 2011-12-31
RADIANT LOGISTICS, INC
filed 2012-02-13
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

There were 32,310,913 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 10, 2012.

1

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	DECEMBER 31,	JUNE 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,119,199	$434,185
Accounts receivable, net of allowance of $1,363,725 and $1,592,235, respectively	42,911,900	41,577,053
Current portion of employee loan receivable	31,211	21,401
Current portion of station and other receivables	78,485	141,372
Income tax deposit	377,761	—
Prepaid expenses and other current assets	3,279,817	1,761,273
Deferred tax asset	782,916	1,142,077
Total current assets	49,581,289	45,077,361

Furniture and equipment, net	1,643,194	1,428,063

Acquired intangibles, net	9,963,234	2,879,846
Goodwill	11,745,878	6,650,008
Employee loan receivable, net of current portion	88,775	64,494
Station and other receivables, net of current portion	97,955	116,965
Investment in real estate	40,000	40,000
Deposits and other assets	286,037	363,815
Total long term assets	22,221,879	10,115,128
Total assets	$73,446,362	$56,620,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$33,644,791	$27,872,185
Commissions payable	2,792,216	3,570,858
Other accrued costs	2,057,595	1,992,694
Income taxes payable	—	333,999
Current portion of notes payable to former shareholders of DBA	767,092	800,000
Current portion of amounts due to former shareholders of acquired operations	3,158,708	2,657,781
Current portion of contingent consideration	269,796	—
Other current liabilities	133,531	135,927
Total current liabilities	42,823,729	37,363,444

Notes payable and other long-term debt, net of current portion and debt discount	17,065,373	11,869,268
Contingent consideration, net of current portion	3,805,204	—
Deferred rent liability	643,936	631,630
Deferred tax liability	242,644	485,907
Other long term liabilities	88,821	120,571
Total long term liabilities	21,845,978	13,107,376
Total liabilities	64,669,707	50,470,820

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)

(unaudited)

	DECEMBER 31,	JUNE 30,
	2011	2011
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,310,913 and 31,676,438 shares issued and outstanding, respectively	18,685	18,051
Additional paid-in capital	12,609,024	11,060,701
Treasury stock, at cost, 4,919,239 shares	(1,407,455)	(1,407,455)
Retained deficit	(2,542,798)	(3,615,322)
Total Radiant Logistics, Inc. stockholders’ equity	8,677,456	6,055,975
Non-controlling interest	99,199	93,757)
Total stockholders’ equity	8,776,655	6,149,732
Total liabilities and stockholders’ equity	$73,446,362	$56,620,552

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2011	2010	2011	2010

Revenue	$72,613,729	$44,496,820	$144,446,773	$90,857,877
Cost of transportation	52,365,148	30,314,763	102,959,272	62,557,124
Net revenues	20,248,581	14,182,057	41,487,501	28,300,753

Agent commissions	12,752,341	9,850,191	26,644,766	19,682,651
Personnel costs	3,078,281	1,561,268	5,972,019	3,118,428
Selling, general and administrative expenses	2,432,105	1,140,135	5,093,231	2,203,417
Transition costs associated with DBA acquisition	279,743	—	562,379	—
Depreciation and amortization	599,913	326,808	990,306	652,066
Total operating expenses	19,142,383	12,878,402	39,262,701	25,656,562

Income from operations	1,106,198	1,303,655	2,224,800	2,644,191

Other income (expense):
Interest income	5,064	5,630	9,998	11,439
Interest expense	(211,269)	(42,179)	(303,357)	(84,421)
Other	47,231	63,407	119,960	89,693
Loss on litigation settlement	—	(150,000)	—	(150,000)
Total other expense	(158,974)	(123,142)	(173,399)	(133,289)

Income before income tax expense	947,224	1,180,513	2,051,401	2,510,902

Income tax expense	(487,966)	(413,319)	(889,435)	(918,862)

Net income	459,258	767,194	1,161,966	1,592,040

Less: Net income attributable to non-controlling interest	(41,761)	(50,929)	(89,442)	(92,832)

Net income attributable to Radiant Logistics, Inc.	$417,497	$716,265	$1,072,524	$1,499,208

Net income per common share – basic and diluted	$.01	$.02	$.03	$.05

Weighted average shares outstanding:
Basic shares	31,954,955	30,122,700	31,815,696	30,296,880
Diluted shares	34,874,343	31,212,861	34,742,154	30,968,361

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS

			ADDITIONAL				TOTAL
	COMMON STOCK		PAID-IN	TREASURY	RETAINED	CONTROLLING	STOCKHODERS’
	SHARES	AMOUNT	CAPITAL	STOCK	DEFICIT	INTEREST	EQUITY
Balance at June 30, 2011	31,676,438	$18,051	$11,060,701	$(1,407,455)	$(3,615,322)	$93,757	$6,149,732
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $2.29 per share	134,475	134	308,414	—	—	—	308,548
Issuance of common stock related to funding for Isla acquisition at $2.35 per share	500,000	500	1,174,500	—	—	—	1,175,000
Share-based compensation	—	—	65,409	—	—	—	65,409
Distribution to non-controlling interest	—	—	—	—	—	(84,000)	(84,000)
Net income for the six months ended December 31, 2011	—	—	—	—	1,072,524	89,442	1,161,966

Balance at December 31, 2011	32,310,913	$18,685	$12,609,024	$(1,407,455)	$(2,542,798)	$99,199	$8,776,655

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	SIX MONTHS ENDED DECEMBER 31,
	2011	2010
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,072,524	$1,499,208
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	65,409	80,771
amortization of intangibles	764,588	493,575
deferred income tax expense	115,898	993
depreciation and leasehold amortization	225,718	158,491
change in non-controlling interest	89,442	92,832
amortization of loan fees and original issue discount	19,361	—
loss on litigation settlement	—	150,000
loss on disposal of assets	—	11,931
recovery of doubtful accounts	(228,510)	(152,143)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(1,106,337)	(2,188,908)
employee loan receivable	(34,091)	3,573
station and other receivables	81,897	99,576
income tax deposit	(377,761)	—
prepaid expenses and other assets	(1,440,766)	(699,719)
accounts payable and accrued transportation costs	5,772,606	2,018,439
commissions payable	(778,642)	(153,997)
other accrued costs	64,901	145,942
income taxes payable	(333,999)	136,101
other long-term liabilities	(34,146)	96,119
deferred rent liability	12,306	—

Net cash provided by operating activities	3,950,398	1,792,784

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Isla International, Ltd.	(7,656,582)	—
Purchase of furniture and equipment	(328,113)	(169,684)
Payments made to former shareholders of acquired operations	(515,525)	(336,509)

Net cash used for investing activities	(8,500,220)	(506,193)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Repayments to credit facility, net of credit fees	(2,945,032)	(1,321,392)
Repayments of notes payable to former shareholders of acquired operations	(98,725)	—
Proceeds from debt issuance to Caltius, net of debt issuance costs of $637,407	9,362,593	—
Distributions to non-controlling interest	(84,000)	(78,000)
Purchases of treasury stock	—	(471,265)

Net cash provided by (used for) financing activities	6,234,836	(1,870,657)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,685,014	(584,066)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	434,185	682,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,119,199	$98,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,487,663	$781,768
Interest paid	$181,899	$62,438

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

In December 2010, the Company issued 732,038 shares of common stock at a fair value of $0.35 per share in satisfaction of the $258,510 Adcom earn-out payment for the year ended June 30, 2010, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock issuable of $732 and an increase in additional paid-in capital of $257,778.

In December 2011, the Company issued 500,000 shares of common stock at a fair value of $2.35 per share related to the funding received from Caltius and used in the acquisition of Isla, resulting in a decrease to notes payable and other long-term debt of $1,175,000, an increase in common stock issuable of $500 and an increase in additional paid-in capital of $1,174,500.

In December 2011, the Company issued 134,475 shares of common stock at a fair value of $2.29 per share in satisfaction of the $308,548 Adcom earn-out payment for the year ended June 30, 2011, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock issuable of $134 and an increase in additional paid-in capital of $308,414.

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

The Company continues to identify a number of additional companies as suitable acquisition candidates and has completed four material acquisitions since its acquisition of Airgroup. In November 2007, the Company acquired the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 26 locations across North America further expanding its physical network and service capabilities. In December 2011, the Company acquired Laredo, Texas-based Isla, International Ltd, to serve as the Company’s gateway to Mexico.

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

The fair values of the Company’s receivables, income tax deposit, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and amounts due to former shareholders of acquired operations approximate the carrying values dues to the relatively short maturities of these instruments. The fair value of the Company’s credit facility, DBA notes payable, and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. The fair value of the subordinated Caltius notes payable is not practicable to determine given the complex terms associated with this instrument. Contingent consideration attributable to the Company's recent acquisition of Isla is reported at fair value.

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

On occasion, the Company extends credit to agent-based stations.

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

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second, more detailed, impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. As of December 31, 2011, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer-related intangibles and covenants not to compete ("CNTC") agreements arising from our acquisitions. Customer-related intangibles are amortized using accelerated methods over approximately five years and CNTC agreements are amortized using the straight-line method over the term of the underlying agreement (see Notes 5, 6 and 7).

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2011.

j)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. As of December 31, 2011, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

Fiscal Year Ending June 30	Amount
2012 (remaining portion)	$1,012,459
2013	2,025,176
2014	1,862,197
2015	1,582,709
2016	1,011,222
Thereafter	1,611,368

Total minimum lease payments	$9,105,131

Rent expense amounted to $532,352 and $982,351 for the three and six months ended December 31, 2011, respectively. Rent expense amounted to $160,846 and $342,559 for the three and six months ended December 31, 2010, respectively.

k)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides a discretionary matching contribution. During the three months ended December 31, 2011 and 2010, the Company’s contributions under the plans were $30,993 and $27,585 respectively. During the six months ended December 31, 2011 and 2010, the Company’s contributions under the plans were $58,545 and $51,818 respectively.

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

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under generally accepted accounting principles ("GAAP"), which do not recognize revenue until a proof of delivery is received or which recognize revenue as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

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

For the three months ended December 31, 2011, the Company recorded share based compensation expense of $41,165, which, net of income taxes, resulted in a $25,523 reduction of net income. For the three months ended December 31, 2010, the Company recorded share based compensation expense of $25,833, which, net of income taxes, resulted in a $16,016 reduction of net income.

For the six months ended December 31, 2011, the Company recorded share based compensation expense of $65,409, which, net of income taxes, resulted in a $40,554 reduction of net income. For the six months ended December 31, 2010, the Company recorded share based compensation expense of $80,771, which, net of income taxes, resulted in a $50,078 reduction of net income.

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

For the three months ended December 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 34,874,343, including options to purchase 4,529,735 shares of common stock at December 31, 2011, of which 214,493 were excluded as their effect would have been anti-dilutive. For the three months ended December 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 31,212,861 including options to purchase 3,647,779 shares of common stock at December 31, 2010, of which 1,020,000 were excluded as their effect would have been anti-dilutive.

For the six months ended December 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 34,742,154, including options to purchase 4,529,735 shares at December 31, 2011, of which 214,493 were excluded as their effect would have been anti-dilutive. For the six months ended December 31, 2010, the weighted average outstanding number of potentially dilutive common shares totaled 30,968,361, including options to purchase 3,647,779 shares at December 31, 2010, of which 1,020,000 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Weighted average basic shares outstanding	31,954,955	30,122,700	31,815,696	30,296,880
Options	2,919,388	1,090,161	2,926,458	671,481
Weighted average dilutive shares outstanding	34,874,343	31,212,861	34,742,154	30,968,361

p)	Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

NOTE 3 –	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4 –	ACQUISITION OF ADCOM EXPRESS, INC.

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the "SPA") pursuant to which it acquired 100% of the issued and outstanding stock of Adcom Express, Inc., d/b/a Adcom Worldwide ("Adcom"), a privately-held Minnesota corporation founded in 1978. At the time of the acquisition, Adcom provided a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

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

Mr. Friedman, the sole shareholder of Adcom, earned $617,095 in Tier-1 earn-out payments for the period ending June 30, 2011. This Tier-1 earn-out was paid 50% in cash and 50% paid in Company stock during the six months ending December 31, 2011.

Assuming minimum targeted earnings levels are achieved, the following table summarizes our contingent base earn-out payments related to the acquisition of Adcom, for the fiscal year indicated based on achieving gross profit contributions (in thousands):

Estimated payment anticipated for fiscal year(1):	2013
Earn-out period:	7/1/2011 – 6/30/2012
Earn-out payments:
Cash	$350
Equity	350
Total potential earn-out payments	$700

Total gross margin targets	$4,320

(1)	Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and Company common stock.

No Tier II payments have been paid and management does not believe Tier II payments will be earned for the year ending June 30, 2012.

NOTE 5 –	ACQUISITION OF DBA DISTRIBUTION SERVICES, INC.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company acquired DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million transaction consisted of cash of $5.4 million paid at closing, the delivery of $4.8 million in seller notes payable over the next three years and $1.8 million in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month anniversary of the closing. In May 2011, the Company elected to satisfy $2.4 million of the seller notes through the issuance of shares of the Company's common stock. The remaining seller notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Form of Note), which includes a future sale of DBA or Radiant, or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under an existing revolving credit facility provided by Bank of America, N.A.

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

NOTE 6 –	ACQUISITION OF ISLA INTERNATIONAL, LTD.

On December 1, 2011, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of Laredo, Texas based Isla International, Ltd. ("Isla"), a privately-held company founded in 1996. At the time of the acquisition, Isla provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and will serve as the Company’s gateway to the Mexico markets.  The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of: (i) cash of $7,656,582 paid at closing, (ii) $1.325 million payable in shares of our restricted stock on the three-month anniversary of the closing (to be valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing, based upon the acquired Isla business unit generating a "Modified Gross Profit Contribution" (as defined within the Asset Purchase Agreement) of $6,927,644 for each twelve month earn-out period following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate "Modified Gross Profit Contribution" of the acquired Isla business unit during the four-year earn-out period exceeds $27,710,576, with such payment not to exceed $2.0 million.  The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole discretion, elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

The transaction was financed through the net proceeds made available through the issuance of $10.0 million in subordinated debt. As well, in connection with the transaction, the Company entered into an amended and restated revolving credit facility with the Company's senior lender, Bank of America, N.A.

The total recorded purchase price consisted of an initial cash payment of $7,656,582, $1.325 million in future payments and estimated contingent consideration associated with the Tier-1 and Tier-2 earn-outs of $4.075 million. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at December 1, 2011:

Furniture and equipment	$112,736
Intangibles	7,847,976
Goodwill	5,095,870

Total assets acquired	$13,056,582

The fair values of the intangible assets was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions.

The fair value of the contingent consideration was estimated using future projected gross margins of Isla and the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The goodwill recognized is attributable primarily to the strategic location of the Isla operation along the U.S-Mexico border, allowing Isla to serve as the Company's gateway to Mexico and a strategic differentiator in the marketplace. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years.

Since acquisition, Isla produced revenue of approximately $1.5 million and a net loss of less than $0.1 million, including other purchase accounting charges resulting from the acquisition.

If the acquisition had taken place effective July 1, 2010, the result would have produced combined revenue of $157.4 million and $153.4 million and combined net income of $2.2 million and $3.0 million for the six months ended December 31, 2011 and 2010, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2011.

Basic earnings per share was $.07 for the six months ended December 31, 2011 and fully diluted earnings per share was $.06 for the six months ended December 31, 2011.  Basic and diluted earnings per share was $.10 for the six months ended December 31, 2010. .

NOTE 7 –	ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA and Isla:

	As of December 31, 2011		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$15,201,538	$5,446,998	$7,533,562	$4,702,100
Covenants not to compete	300,000	91,306	120,000	71,616
Total	$15,501,538	$5,538,304	$7,653,562	$4,773,716

Aggregate amortization expense:
For six months ended December 31, 2011		$764,588
For six months ended December 31, 2010		$493,575

Aggregate amortization expense for the years ending June 30:
2012 – For the remainder of the year		$1,570,842
2013		2,369,879
2014		1,546,555
2015		1,239,063
2016		2,211,061
2017		1,025,834
Total		$9,963,234

NOTE 8 –	VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s condensed consolidated financial statements (see Note 9). RLP commenced operations in February 2007. Non-controlling interest recorded as an expense on the statements of operations was $89,442 and $92,832 for the six months ended December 31, 2011 and 2010, respectively.

The following table summarizes the balance sheets of RLP:

	December 31,	June 30,
	2011	2011
ASSETS
Accounts receivable	$1,997	$2,012
Accounts receivable – Radiant Logistics	173,217	170,030
Prepaid expenses and other current assets	2,736	1,191
Total assets	$177,950	$173,233

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$12,618	$16,971
Total liabilities		16,971

Partners' capital	165,332	156,262
Total liabilities and partners' capital	$177,950	$173,233

NOTE 9 –	RELATED PARTY

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC ("RCP"), a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprises, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties. RLP is consolidated in the financial statements of the Company (see Note 8).

NOTE 10 –	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31,	June 30,
	2011	2011
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	534,038	511,872
Furniture and fixtures	206,318	122,488
Computer equipment	750,690	733,819
Computer software	1,487,058	1,283,581
Leasehold improvements	755,697	641,188

	3,798,948	3,358,095
Less: Accumulated depreciation and amortization	(2,155,754)	(1,930,032)

Furniture and equipment – net	$1,643,194	$1,428,063

Depreciation and amortization expense related to furniture and equipment was $225,718 and $158,491 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 11 –	NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following;

	December 31, 2011	June 30, 2011

Notes Payable – Caltius	$10,000,000	$—
Less: Original Issue Discount (net)	(1,162,448)	—
Less: Debt Issuance Costs (net)	(630,598)	—

Total Caltius Senior Subordinated Notes (net)	8,206,954	—
Notes Payable – DBA shareholders	2,301,275	2,400,000
Long-Term Credit Facility	7,324,236	10,269,268

Total notes payable and other long-term debt	17,832,465	12,669,268
Less: Current portion	(767,092)	(800,000)

Total notes payable and other long-term debt	$17,065,373	$11,869,268

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of Isla International, Ltd., effective as of December 1, 2011, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, "Caltius"). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the "Senior Subordinated Notes"), the net proceeds of which were primarily used to finance the cash payments due at closing of the Isla transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the "Accrual Rate"), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the "Pay Rate"). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the "PIK Amount") equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016.

Under the Investment Agreement, the Company also issued 500,000 restricted shares of Company common stock to Caltius. The Company agreed to issue an additional 100,000 restricted shares of Company common stock to Caltius (all shares issued to Caltius are sometimes referred to herein collectively as the "Caltius Shares") if within the first twelve months of the financing, the Company's shares are not traded on the New York Stock Exchange Amex Equities ("AMEX").

The terms of the Investment Agreement are subject to certain customary affirmative and negative covenants. These include, but are not limited to, restrictions on: (i) types and amounts of indebtedness that can be incurred; (ii) dividends that can be paid; (iii) distributions that can be made; (iv) certain asset sales, lease commitments, capital expenditures, acquisitions and investments. In addition, the Investment Agreement prohibits the Company from incurring any earn-out obligations or seller notes in connection with any future acquisitions, unless explicitly subordinated to the Senior Subordinated Notes, or, in general, any indebtedness that is subordinated to the Senior Facility, unless such indebtedness is also subordinated to the Senior Subordinated Notes.

The Investment Agreement contains financial covenants including, but not limited to, funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, reducing to 3.75 to 1 at March 31, 2014 and reducing to 3.50 to 1 at March 31, 2015. The second financial covenant limits the Company's ratio of Senior Debt (defined as amounts borrowed from the Bank and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, reducing to 3.25 to 1 on March 31, 2014 and reducing to 3.00 to 1 on March 31, 2015. The third financial covenant requires that the Company maintains a basic fixed charge coverage ratio of at least 1.05 to 1.0.

Under the Investment Agreement, the Company is permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to our then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased, (b) the price and terms of such acquisition, (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement, and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of equity interests issued by the Company during the nine-month period prior to the closing of such acquisition to the extent the Company notifies Caltius in writing of the use of such cash consideration from sales such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25.0 million; (vii) the post-closing availability under the Senior Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that the Company and its co-borrowers have completed in such fiscal year does not exceed three; and (ix) the Company shall have provided to Caltius certain deliverables for such acquisition.

The Investment Agreement contains a number of events of default, certain of which are typical for transactions of this type, including, without limitation, the following events: (i) failure to pay amounts due under the Senior Subordinated Notes; (ii) a breach of any representation or warranty contained in the Investment Agreement or related documents; (iii) failure to comply with or perform certain covenants under the Investment Agreement; (iv) any material default under any of our indebtedness or that of the co-borrowers, including unsatisfied judgments, in excess of agreed upon per item and aggregate amounts; (v) the bankruptcy, insolvency or the appointment of a receiver; (vi) the dissolution, liquidation, winding-up or termination of the Company or any of the co-borrowers; (vii) the Company or any co-borrower suspends or is enjoined, restrained or in any way prevented by the order of any governmental authority from conducting all or any material part of its business for more than 30 calendar days; or (viii) Bohn Crain ceases to serve as the Chief Executive Officer of the Company and the Company does not appoint a successor acceptable to Caltius within 30 days after the date on which Bohn Crain is no longer serving as the Chief Executive Officer.

The co-borrowers under the Investment Agreement include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), Radiant Transportation Services ("RTS", f/k/a Radiant Logistics Global Services, Inc.), Radiant Customs Services, Inc. ("RCS") and RLP.

In connection with the Caltius financing and effective as of December 1, 2011, the Company also entered into an Investor Rights Agreement with Caltius under which the Company agreed to provide limited registration rights covering the Caltius Shares and agreed to certain contingent redemption rights regarding the Caltius Shares. Under the Investor Rights Agreement, Caltius has the right to cause the Company to redeem the Caltius Shares at their then appraised fair market value if (subject to certain notice and cure periods): (a) the Company’s shares of common stock are no longer listed and registered, quoted or eligible for quotation, on an exchange or automated quotation system; (b) the Company has been unable to timely file all periodic reports required by the Securities Exchange Act of 1934; and (c) the Company has otherwise been unable to satisfy our registration rights requirements regarding the Caltius Shares.

Under the Investor Rights Agreement, the Company agreed to provide demand registration rights covering the Caltius Shares through the end of the first anniversary of the closing in the limited instances that the Company are either no longer current in our periodic reports required by the Securities Exchange Act of 1934, or the Company is otherwise unable to maintain the listing of its shares on the exchange or automated quotation system upon which they currently trade. The Company also agreed to provide "piggyback" registration rights on customary and standard terms until the earlier of: (i) such time that Caltius no longer owns any of the Caltius Shares; or (ii) the tenth anniversary of the date of the Investor Rights Agreement. The Company has agreed to provide Caltius with customary rights of indemnification and to cover certain of the expenses associated with the registration of the Caltius Shares. The demand and piggyback registration rights granted are subject to standard and customary rights of deferral, underwriter cut-back, and black-out periods.

DBA– Notes Payable

In connection with the close of DBA, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA.  The seller notes accrue interest at a rate of 6.5%, and such interest is payable on a quarterly basis. The principle amount of the seller notes is payable annually on March 31 in three equal payments. The Company has repaid a portion of the note early in the amount of $98,725 in connection with termination of some former DBA employees who were also shareholders.

The note contained an Optional Forced Conversion Right which allowed the Company in its sole discretion on or before the three month anniversary of the closing date, to elect to satisfy up to $2.4 million of the notes payable by the issuance of Company common stock. Accordingly, in May 2011, the Company elected to satisfy $2.4 million of the seller notes through the issuance of shares of the Company's common stock.

Bank of America – Credit Facility

Effective December 1, 2011, the Company entered into an agreement (the "Loan Agreement") with Bank of America, N.A. (the "Lender"). Under the Loan Agreement, the Lender provided the Company with a $20.0 million senior secured credit facility, including a $1.0 million sublimit to support letters of credit (collectively, the "Senior Facility"). Advances under the Senior Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. The Senior Facility had the effect of amending and fully restating our pre-existing senior credit facility with the Lender as amended from time to time, to accommodate the subordinated debt provided by Caltius, as described below. Borrowings under the Senior Facility accrue interest, at the Company’s option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Senior Facility based on the Company’s performance relative to certain financial covenants. The Senior Facility has a maturity date of November 30, 2013, and is collateralized by the Company's accounts receivable and other assets of its subsidiaries. Advances under the Senior Facility of up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, are available to fund future acquisitions, capital expenditures or for other corporate purposes.

The terms of the Senior Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Senior Facility. The first financial covenant limits the Company's ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at December 31, 2012, reducing to 3.5 to 1 at December 31, 2013, and reducing to 3.25 to 1 at December 31, 2014. The second financial covenant limits the Company's ratio of Senior Debt (defined as amounts borrowed from the Bank) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 2.50 to 1 and reducing to 2.25 to 1 on December 31, 2012. The third financial covenant requires the Company maintain a basic fixed charge coverage ratio of at least 1.25 to 1.0. The fourth financial covenant is a minimum profitability standard which requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Senior Facility, the Company is permitted to make additional acquisitions without the consent of the Lender, only if certain conditions are satisfied. The conditions imposed by the Senior Facility include the following: (i) the absence of an event of default under the Senior Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $4.0 million under the Senior Facility; (v) the Lender must be reasonably satisfied with projected financial statements the Company provides covering a twelve month period following the acquisition; (vi) the acquisition documents must be provided to the Lender and must be consistent with the description of the transaction provided to the Lender; and (vii) the number of permitted acquisitions is limited to three per fiscal year and the aggregate cash consideration payable at closing shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate, provided however the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of the Company during the nine month period prior to the closing of any such transaction and the aggregate consideration at closing is not more than $25.0 million. In the event the Company is not able to satisfy the conditions of the Senior Facility in connection with a proposed acquisition, the Company must either forego the acquisition, obtain the Lender's consent, or retire the Senior Facility.

The co-borrowers of the Senior Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), RTS (f/k/a Radiant Logistics Global Services, Inc.), RCS and RLP. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Senior Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Senior Facility, including those advanced to RLP. At December 31, 2011, the Company was in compliance with all of its covenants.

As of December 31, 2011, the Company had $3.0 million in advances under the Senior Facility and $4,324,236 in outstanding payments which had not yet been processed by the bank. The outstanding payments have been reclassified from cash, as they will be advanced from, or against, the Senior Facility when processed by the bank.

At December 31, 2011, based on available collateral and $491,800 in outstanding letter of credit commitments, there was $16,508,200 available for borrowing under the Senior Facility based on advances outstanding.

NOTE 12 – PROVISION FOR INCOME TAXES

For the three months ended December 31, 2011, the Company recognized net income tax expense of $487,966 which consisted of current income tax expense of $220,325 and deferred income tax expense of $267,641 For the three months ended December 31, 2010, the Company recognized net income tax expense of $413,319 which consisted of current income tax expense of $293,887, and deferred income tax expense of $119,432.

For the six months ended December 31, 2011, the Company recognized net income tax expense of $889,435 which consisted of current income tax expense of $773,537 and deferred income tax expense of $115,898. For the six months ended December 31, 2010, the Company recognized net income tax expense of $918,862 which consisted of current income tax expense of $917,869, and deferred income tax expense of $993.

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2008, 2009, 2010 and 2011.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2011 and 2010, none of the shares were issued or outstanding.

NOTE 14 – SHARE-BASED COMPENSATION

The Company issued options to employees to purchase 207,408 shares of common stock at an exercise price of $2.36 price per share in October 2011, options to purchase 450,000 shares of common stock at an exercise price of $2.35 per share in December 2011 and options to purchase 7,085 shares of common stock at an exercise price of $2.40 price per share in December 2011. The options vest 20% per year over a five-year period.

Share based compensation costs recognized during the six months ended December 31, 2011, include compensation costs based on the fair value estimated on the grant-date for all share based payments granted to date. No options have been exercised as of December 31, 2011.

During the six months ended December 31, 2011, the weighted average fair value per share of employee options granted in October 2011 was $1.27 and the weighted average fair value per share of employee options granted in December 2011 was $1.49. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	October 2011	December 2011
Risk-Free Interest Rate	0.47%	0.39% to 0.49%
Expected Term	6.5 years	6.5 years
Expected Volatility	58.75%	71.84%
Expected Dividend Yield	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

During the six months ended December 31, 2011 and 2010, the Company recognized stock option compensation expense of $65,409 and $80,771, respectively. The following table summarizes activity under the plan for the six months ended December 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2011	3,865,242	$0.58	5.57 years	$7,049,001
Granted	664,493	2.35
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2011	4,529,735	$0.84	5.77 years	$7,079,248
Exercisable at December 31, 2011	3,128,556	$0.54	4.45 years	$5,817,680

NOTE 15 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Three months ended December 31:
Revenue	$43,005	$25,537	$29,609	$18,960	$72,614	$44,497
Cost of transportation	28,274	16,295	24,091	14,020	52,365	30,315
Net revenue	$14,731	$9,242	$5,518	$4,940	$20,249	$14,182

	United Stated		Other Countries		Total
	2011	2010	2011	2010	2011	2010
Six months ended December 31:
Revenue	$85,320	$49,787	$59,127	$41,071	$144,447	$90,858
Cost of transportation	55,216	30,918	47,743	31,639	102,959	62,557
Net revenue	$30,104	$18,869	$11,384	$9,432	$41,488	$28,301

NOTE 16 – SUBSEQUENT EVENTS

Listing on the NYSE Amex

On January 11, 2012, the Company completed the up-listing of its shares of common stock to the NYSE Amex and continues to trade under the symbol “RLGT.”

DBA Claims Notice and Related Matters

In January 2012, we asserted certain claims for indemnification against the former shareholders of DBA under  the Agreement and Plan of Merger dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges, the failure to identify certain related party transactions, and the breach of certain non-competition and non-solicitation covenants by one of the selling shareholders and an affiliate of such selling shareholder. In the absence of a resolution of the matter, we intend to file a formal arbitration action against the former DBA shareholders asserting these claims.

Although the arbitration and ultimate resolution of this dispute will not likely occur within the short-term, the Company believes that these breaches will not have any meaningful long term adverse effect on its overall results of operations given the Company's: (i)  termination of the previously undisclosed related party transactions, (ii) efforts to retain existing customers, (iii)  efforts through the arbitration proceeding to assert legal remedies as a result of the breaches; and (iv) efforts through a concurrent civil proceeding to assert legal remedies against a former Company employee and affiliate of a selling shareholder who we believe breached certain non-competition and non-solicitation obligations to the Company. Nevertheless, near-term earnings could be negatively impacted as a result of any legal expenses incurred in connection with matter, although such amounts may be recoverable as an off-set to future amounts otherwise due the former shareholders of DBA under the Agreement and Plan of Merger.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) use our current infrastructure as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and network of operating locations; (iv) maintain and enhance the future operations of our company owned operating locations; (v) continue growing our business and maintain historical or increased gross profit margins; (vi) locate suitable acquisition opportunities; (vii) secure the financing necessary to complete any acquisition opportunities we locate; (viii) assess and respond to competitive practices in the industries in which we compete; (ix) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (x) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xi) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of our annual report on Form 10-K for the year ended June 30, 2011. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a non-asset based transportation and logistics company providing domestic and international freight forwarding services through a network which includes a combination of company-owned and exclusive agent offices across North America. Operating under the Airgroup, Adcom, DBA and Radiant brands, we service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. Our principal office is located in Bellevue, Washington.

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

We continue to identify a number of additional companies as suitable acquisition candidates and have completed four material acquisitions since our initial acquisition of Airgroup in January of 2006. In November 2007, we acquired certain assets formerly used in the operations of the automotive division of Stonepath Group, Inc. in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, we acquired DBA Distribution Services, Inc. ("DBA"), which operates under the trade name "Distribution by Air", adding two company owned logistics centers located in Somerset, New Jersey and Los Angeles, California and 23 agency officers across North America. In December 2011 we acquired Isla International Ltd. ("Isla") which added a company-owned logistics center located in Laredo, Texas serving as the Company's gateway to the Mexico markets. Isla provides us with bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas.

Subsequent to our acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position our centralized back-office operations to service the Airgroup, Adcom, DBA and Radiant brands.  RGL, through the Airgroup, Adcom, DBA and Radiant brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and an expanding array of value-added supply chain management services, including order fulfillment, inventory management, and warehousing.

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

We will continue to search for targets that fit within our acquisition criteria. Our ability to secure additional financing will depend upon, among other things, our ability to sell debt or equity securities, continued cooperation with our current lenders and the development of an active trading market for our securities. Although we can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market, we were successful in securing $10.0 million in senior subordinated debt in December of 2011 and recently completed our up-listing to the New York Stock Exchange Amex Equities ("AMEX") where we continue to trade under the symbol "RLGT".

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

Our compliance with the financial covenants of our borrowing arrangements is particularly important given the materiality of these facilities to our day-to-day operations and overall acquisition strategy. Our debt capacity, subject to the requisite collateral at an advance rate of 80% of eligible domestic accounts receivable and up to 60% of eligible foreign receivables, is limited to a multiple of our consolidated EBITDA (as adjusted) as measured on a rolling four quarter basis. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materiality weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our acquisition of DBA and Isla. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of DBA and Isla as if we had acquired both as of July 1, 2010.

The pro forma financial data is not necessarily indicative of results of operations which would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

Three months ended December 31, 2011 (actual and unaudited) and December 31, 2010 (actual and unaudited)

We generated transportation revenue of $72.6 million and $44.5 million and net transportation revenue of $20.2 million and $14.2 million for the three months ended December 31, 2011 and 2010, respectively. Net income was $0.4 million and $0.7 million for the three months ended December 31, 2011 and 2010, respectively.

We had adjusted EBITDA of $1.9 million and $1.7 million for three months ended December 31, 2011 and 2010, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the three months ended December 31, 2011 and 2010.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,		Change
	2011	2010	Amount	Percent

Net income	$417	$716	$(299)	(41.8%)
Income tax expense	488	414	74	17.9%
Net interest expense	206	36	170	472.2%
Depreciation and amortization	600	327	273	83.5%

EBITDA	$1,711	$1,493	$218	14.6%

Share based compensation and other non-cash costs	42	29	13	44.8%
Expenses specifically attributable to acquisition of Isla and pending transactions	188	—	188	NM
Loss on litigation settlement	—	150	(150)	(100.0%)
Adjusted EBITDA	$1,941	$1,672	$269	16.1%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended December 31, 2011 and 2010 (actual and unaudited):

	Three months ended December 31,		Change
	2011	2010	Amount	Percent

Transportation revenue	$72,613	$44,497	$28,116	63.2%
Cost of transportation	52,365	30,315	22,050	72.7%

Net transportation revenue	$20,248	$14,182	$6,066	42.8%
Net transportation margins	27.9%	31.9%

Transportation revenue was $72.6 million for the three months ended December 31, 2011, an increase of 63.2% over transportation revenue of $44.5 million for the three months ended December 31, 2010. Domestic transportation revenue increased by 68.6% to $43.0 million for the three months ended December 31, 2011, from $25.5 million for the three months ended December 31, 2010. International transportation revenue increased by 55.8% to $29.6 million for the three months ended December 31, 2011, from $19.0 million for the comparable prior year period. These increases in revenue were due principally to incremental revenues attributed to our acquisition of DBA.

Cost of transportation increased 72.7% to $52.4 million for the three months ended December 31, 2011, compared to $30.3 million for the three months ended December 31, 2010. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation margins decreased to 27.9% of transportation revenue for the three months ended December 31, 2011, as compared to 31.9% of transportation revenue for the three months ended December 31, 2010. The margin reduction is attributable to differing product mixes of shipments throughout the quarter with slightly lower margin characteristics and an increase in charter shipments which also yield lower margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2011 and 2010 (actual and unaudited):

	Three months ended December 31,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$20,248	100.0%	$14,182	100.0%	$6,066	42.8%

Agent commissions	12,752	63.0%	9,850	69.5%	2,902	29.5%
Personnel costs	3,078	15.2%	1,561	11.0%	1,517	97.2%
Selling, general and administrative	2,432	12.0%	1,140	8.0%	1,292	113.3%
Transition costs	280	1.4%	—	0.0%	280	NM
Depreciation and amortization	600	2.9%	327	2.3%	273	83.5%

Total operating expenses	19,142	94.5%	12,878	90.8%	6,264	48.6%

Income from operations	1,106	5.5%	1,304	9.2%	(198)	(15.2%)
Loss on litigation settlement	—	0.0%	(150)	(1.1%)	150	(100.0%)
Other income (expense)	(159)	(0.8%)	27	0.2%	(186)	(688.9%)

Income before income taxes and non-controlling interest	947	4.7%	1,181	8.0%	(234)	(19.8%)
Income tax expense	(488)	(2.4%)	(414)	(2.9%)	(74)	17.9%

Income before non-controlling interest	459	2.3%	767	5.4%	(308)	(40.2%)
Non-controlling interest	(42)	(0.2%)	(51)	(0.4%)	9	(17.6%)

Net income	$417	2.1%	$716	5.0%	$(299)	(41.8%)

Agent commissions were $12.8 million for the three months ended December 31, 2011, an increase of 29.5% from $9.9 million for the three months ended December 31, 2010. The increase is primarily attributable to the addition of DBA agent-based stations in April 2011. Agent commissions as a percentage of net transportation revenue decreased to 63.0% for the three months ended December 31, 2011, from 69.5% for the comparable prior year period as a result of our acquisitions of DBA and Isla which added company-owned operations in Newark, Los Angeles and Laredo.

Personnel costs were $3.1 million for the three months ended December 31, 2011, an increase of 97.2% from $1.6 million for the three months ended December 31, 2010. Personnel costs as a percentage of net transportation revenue increased to 15.2% for the three months ended December 31, 2011, from 11.0% for the comparable prior year period. The increase is primarily attributable to our acquisitions of DBA and Isla which added the personnel costs associated with the new company-owned operations in Newark, Los Angeles and Laredo.

Selling, general and administrative costs were $2.4 million for the three months ended December 31, 2011, an increase of 113.3% from $1.1 million for the three months ended December 31, 2010. As a percentage of net transportation revenue, selling, general and administrative costs increased to 12.0% for the three months ended December 31, 2011, from 8.0% for the comparable prior year period. The increase is primarily due to our acquisitions of DBA and Isla which added costs associated with the new company-owned operations in Newark, Los Angeles and Laredo, combined with non-recurring legal expenses incurred in connection with Isla and other transactions in process.

Transition costs associated with the DBA acquisition were $0.3 million for the three months ended December 31, 2011. Transition costs consist of personnel costs related to employees whose positions will be eliminated with the integration of DBA into Radiant. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.4% for the three months ended December 31, 2011.

Depreciation and amortization costs for the three months ended December 31, 2011, were $0.6 million, an increase of 83.5% from $0.3 million for the three months ended December 31, 2010. Depreciation and amortization as a percentage of net transportation revenue increased to 2.9% for the three months ended December 31, 2011, from 2.3% for the comparable prior year period. The increase is primarily due to additional amortization costs associated with the DBA acquisition completed in the fourth quarter of the prior year.

Income from operations was $1.1 million for the three months ended December 31, 2011, a 15.2% decrease of $0.2 million as compared to $1.3 million for the three months ended December 31, 2010.

Other expense was $0.2 million for the three months ended December 31, 2011, compared to $0.1 million (including the loss on litigation settlement) for the three months ended December 31, 2010.

Net income was $0.4 million for the three months ended December 31, 2011, a 41.8% decrease of $0.3 million as compared to $0.7 million for the three months ended December 31, 2010.

Six months ended December 31, 2011 (actual and unaudited) and December 31, 2010 (actual and unaudited)

We generated transportation revenue of $144.4 million and $90.9 million and net transportation revenue of $41.5 million and $28.3 million for the six months ended December 31, 2011 and 2010, respectively. Net income was $1.1 million for the six months ended December 31, 2011, compared to net income of $1.5 million for the six months ended December 31, 2010.

We had adjusted EBITDA of $3.6 million for the six months ended December 31, 2011 and 2010. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude extraordinary items and costs related to share based compensation expense, goodwill impairment charges and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the six months ended December 31, 2011 and 2010.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the six months ended December 31, 2011 and 2010:

	Six months ended December 31,		Change
	2011	2010	Amount	Percent

Net income	$1,073	$1,499	$(426)	(28.4%)
Income tax expense	889	920	(31)	(3.4%)
Net interest expense	294	72	222	308.3%
Depreciation and amortization	990	652	338	51.8%

EBITDA	$3,246	$3,143	$103	3.3%

Share based compensation and other non-cash costs	66	88	(22)	(25.0%)
Expenses specifically attributable to acquisitions of DBA, Isla and other pending transactions	269	—	269	NM
Loss on litigation settlement	—	150	(150)	(100.0%)
Adjusted EBITDA	$3,581	$3,381	$200	5.9%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2011 and 2010 (actual and unaudited):

	Six months ended December 31,		Change
	2011	2010	Amount	Percent

Transportation revenue	$144,447	$90,858	$53,589	59.0%
Cost of transportation	102,959	62,557	40,402	64.6%

Net transportation revenue	$41,488	$28,301	$13,187	46.6%
Net transportation margins	28.7%	31.1%

Transportation revenue was $144.4 million for the six months ended December 31, 2011, an increase of 59.0% over transportation revenue of $90.9 million for the six months ended December 31, 2010. Domestic transportation revenue increased by 71.3% to $85.3 million for the six months ended December 31, 2011, from $49.8 million for the six months ended December 31, 2010. International transportation revenue increased by 43.8% to $59.1 million for the six months ended December 31, 2011, from $41.1 million for the comparable prior year period. These increases in revenue are due principally to incremental revenues attributed to our acquisition of DBA.

Cost of transportation increased 64.6% to $103.0 million for the six months ended December 31, 2011, compared to $62.6 million for the six months ended December 31, 2010, as a result of increased volume as reflected in our increased transportation revenues.

Net transportation margins decreased to 28.7% of transportation revenue for the six months ended December 31, 2011, as compared to 31.1% of transportation revenue for the six months ended December 31, 2010. The margin reduction is attributable to differing product mixes of shipments throughout the period with slightly lower margin characteristics and an increase in charter shipments which also yield lower margins.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2011 and 2010 (actual and unaudited):

	Six months ended December 31,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$41,488	100.0%	$28,301	100.0%	$13,187	46.6%

Agent commissions	26,645	64.2%	19,683	69.5%	6,962	35.4%
Personnel costs	5,972	14.4%	3,118	11.0%	2,854	91.5%
Selling, general and administrative	5,093	12.3%	2,203	7.8%	2,890	131.2%
Transition costs	563	1.4%	—	0.0%	563	NM
Depreciation and amortization	990	2.4%	652	2.3%	338	51.8%

Total operating expenses	39,263	94.7%	25,656	90.6%	13,607	53.0%

Income from operations	2,225	5.3%	2,645	9.4%	(420)	(15.9%)
Loss on litigation settlement	—	0.0%	(150)	(0.5%)	150	(100.0%)
Other income (expense)	(174)	(0.4%)	17	0.0%	(191)	1,123.5%

Income before income taxes and non-controlling interest	2,051	4.9%	2,512	8.9%	(461)	(18.4%)
Income tax expense	(889)	(2.1%)	(920)	(3.3%)	31	(3.4%)

Income before non-controlling interest	1,162	2.8%	1,592	5.6%	(430)	(27.0%)
Non-controlling interest	(89)	(0.2%)	(93)	(0.3%)	4	(3.2%)

Net income	$1,073	2.6%	$1,499	5.3%	$(426)	(28.4%)

Agent commissions were $26.6 million for the six months ended December 31, 2011, an increase of 35.4% from $19.7 million for the six months ended December 31, 2010. The increase is primarily attributable to the addition of DBA agent-based stations in April 2011. Agent commissions as a percentage of net transportation revenue decreased to 64.2% for the six months ended December 31, 2011, from 69.5% for the comparable prior year period. This decrease is a result of our acquisitions of DBA and Isla which added company-owned operations in Newark, Los Angeles and Laredo.

Personnel costs were $6.0 million for the six months ended December 31, 2011, an increase of 91.5% from $3.1 million for the six months ended December 31, 2010. Personnel costs as a percentage of net transportation revenue increased to 14.4% for the six months ended December 31, 2011, from 11.0% for the comparable prior year period. The increase is primarily attributable to our acquisitions of DBA and Isla which added the personnel costs associated with the new company-owned operations in Newark, Los Angeles and Laredo.

Selling, general and administrative costs were $5.1 million for the six months ended December 31, 2011, an increase of 131.2% from $3.1 million for the six months ended December 31, 2010. Selling, general and administrative costs as a percentage of net transportation revenue increased to 12.3% for the six months ended December 31, 2011, from 7.8% for the nine months ended December 31, 2010. The increase was primarily due to our acquisitions of DBA and Isla which added costs associated with the new company-owned operations in Newark, Los Angeles and Laredo, combined with non-recurring legal expenses incurred in connection with Isla and other transactions in process.

Transition costs associated with the DBA acquisition were $0.6 million for the six months ended December 31, 2011. Transition costs consist of personnel costs related to employees whose positions will be eliminated with the integration of DBA into Radiant. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.4% for the six months ended December 31, 2011.

Depreciation and amortization costs for the six months ended December 31, 2011, were $1.0 million, an increase of 51.8% from $0.7 million for the six months ended December 31, 2010. Depreciation and amortization as a percentage of net transportation revenue increased to 2.4% for the six months ended December 31, 2011, from 2.3% for the comparable prior year period. The increase is primarily due to additional amortization costs associated with the DBA acquisition completed in the fourth quarter of the prior year.

Income from operations was $2.2 million for the six months ended December 31, 2011, a 15.9% decrease of $0.4 million as compared to income from operations of $2.6 million for the six months ended December 31, 2010.

Other expense was $0.2 million for the six months ended December 31, 2011, compared to $0.1 million (including the loss on litigation settlement) for the six months ended December 31, 2010.

Net income was $1.1 million for the six months ended December 31, 2011, a 28.4% decrease of $0.4 million as compared to net income of $1.5 million for the six months ended December 31, 2010.

Supplemental Pro forma Information

The following table provides a reconciliation of December 31, 2011 (pro forma and unaudited) and December 31, 2010 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2011	2010	Amount	Percent

Net income	$2,210	$3,037	$(827)	(27.2%)
Income tax expense	1,588	1,628	(40)	(2.5%)
Net interest expense	294	73	221	302.7%
Depreciation and amortization	1,008	770	238	30.9%

EBITDA	$5,100	$5,508	$(377)	(10.4%)

Share based compensation and other non-cash costs	66	88	(22)	(25.0%)
Expenses specifically attributable to acquisition of DBA and Isla	269	—	269	NM
Loss on litigation settlement	—	150	(150)	(100.0%)
Adjusted EBITDA	$5,435	$5,746	$(311)	(5.4%)

The following table summarizes December 31, 2011 (pro forma and unaudited) and December 31, 2010 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Six months ended December 31,		Change
	2011	2010	Amount	Percent

Transportation revenue	$157,383	$153,410	$3,973	2.6%
Cost of transportation	112,391	105,483	6,908	6.5%

Net transportation revenue	$44,992	$47,927	$(2,935)	(6.1%)
Net transportation margins	28.6%	31.2%

Pro forma transportation revenue was $157.4 million for the six months ended December 31, 2011, an increase of 2.6% over pro forma transportation revenue of $153.4 million for the six months ended December 31, 2010.

Pro forma cost of transportation was $112.4 million for the six months ended December 31, 2011, an increase of 6.5% over pro forma cost of transportation of $105.5 million for the six months ended December 31, 2010.

Pro forma net transportation margins decreased to 28.6% for the six months ended December 31, 2011, compared to pro forma net transportation margins of 31.2% for the six months ended December 31, 2010.

The following table compares certain condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2011 (pro forma and unaudited) and December 31, 2010 (pro forma and unaudited):

	Six months ended December 31,
	2011		2010		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$44,992	100.0%	$47,927	100.0%	$(2,935)	(6.1%)

Agent commissions	26,645	59.2%	29,915	62.4%	(3,270)	(10.9%)
Personnel costs	6,692	14.9%	7,430	15.5%	(738)	(9.9%)
Selling, general and administrative	6,023	13.4%	4,883	10.2%	1,140	23.3%
Transition costs	563	1.3%	-	0.0%	563	NM
Depreciation and amortization	1,008	2.2%	770	1.6%	238	30.9%

Total operating expenses	40,931	91.0%	42,998	89.7%	(2,067)	(4.8%)

Income from operations	4,061	9.0%	4,929	10.3%	(868)	(17.6%)
Loss on litigation settlement	-	0.0%	(150)	(0.3%)	150	(100.0%)
Other income (expense)	(174)	(0.4%)	(21)	(0.1%)	(153)	728.6%

Income before income taxes and non-controlling interest	3,887	8.6%	4,758	9.9%	(871)	(18.3%)
Income tax expense	(1,588)	(3.5%)	(1,628)	(3.4%)	40	(2.5%)

Income before non-controlling interest	2,299	5.1%	3,130	6.5%	(831)	(26.5%)
Non-controlling interest	(89)	(0.2%)	(93)	(0.2%)	4	(4.3%)

Net income	$2,210	4.9%	$3,037	6.3%	$(827)	(27.2%)

Pro forma agent commissions were $26.6 million for the six months ended December 31, 2011, a decrease of 10.9% from $29.9 million for the pro forma six months ended December 31, 2010. Pro forma agent commissions as a percentage of net transportation revenue decreased to 59.2% of net transportation revenue the for six months ended December 31, 2011, compared to 62.4% for pro forma six months ended December 31, 2010.

Pro forma personnel costs were $6.7 million for the six months ended December 31, 2011, a decrease of 9.9% from $7.4 million for the pro forma six months ended December 31, 2010. Pro forma personnel costs as a percentage of net transportation revenue decreased to 14.9% of net transportation revenue for six months ended December 31, 2011, compared to 15.5% for pro forma six months ended December 31, 2010.

Pro forma selling, general and administrative costs were $6.0 million for the six months ended December 31, 2011, an increase of 23.3% from $4.9 million for the pro forma six months ended December 31, 2010. As a percentage of net transportation revenue, pro forma selling, general and administrative costs increased to 13.4% for six months ended December 31, 2011, from 10.2% pro forma six months ended December 31, 2010.

Transition costs associated with the DBA acquisition were $0.6 million for the six months ended December 31, 2011. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.3% for the six months ended December 31, 2011.

Pro forma depreciation and amortization costs were $1.0 million for the six months ended December 31, 2011, an increase of 30.9% from $0.8 million for the pro forma six months ended December 31, 2010. As a percentage of net transportation revenue, pro forma depreciation and amortization costs increased to 2.2% for six months ended December 31, 2011, from 1.6% pro forma six months ended December 31, 2010.

Pro forma income from operations was $4.1 million for the six months ended December 31, 2011, compared to $4.9 million for the pro forma six months ended December 31, 2010.

Pro forma other expense was $0.2 million for the six months ended December 31, 2011, compared to other expense of $0.2 million (including the loss on litigation settlement) for the pro forma six months ended December 31, 2010.

Pro forma net income was $2.2 million for the six months ended December 31, 2011, compared to net income of $3.0 million for the pro forma six months ended December 31, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.0 million for the six months ended December 31, 2011, compared to $1.8 million for the six months ended December 31, 2010. The change was principally driven by growth in transportation revenues as well as decreases in prepaid services, increases in accounts payable and accrued transportation costs partially offset by increases in outstanding receivables and income tax deposit.

Net cash used in investing activities was $8.5 million for the six months ended December 31, 2011, compared to $0.5 million for the six months ended December 31, 2010. Use of cash for the six months ended December 31, 2011, consisted of $7.7 million related to the acquisition of Isla, the purchase of $0.3 million of fixed assets and payments made to former shareholders of acquired operations totaling $0.5 million. Use of cash for the six months ended December 31, 2010, consisted of the purchase of $0.2 million in fixed assets and payments made to the former shareholders of acquired operations totaling $0.3 million.

Net cash provided by financing activities was $6.2 million for the six months ended December 31, 2011, compared to net cash used of $1.9 million for the six months ended December 31, 2010. The cash provided by financing activities for the six months ended December 31, 2011, consisted primarily of net proceeds from the issuance of debt to Caltius of $9.4 million, offset by net repayments of our credit facility of $2.9 million, repayments of notes payable to former shareholders of acquired operations of $0.1 million and distributions to the non-controlling interest of a subsidiary of $0.1 million. The cash used in financing activities for the six months ended December 31, 2010, consisted of net repayments of our credit facility of $1.3 million, distributions to the non-controlling interest of a subsidiary of $0.1 million and $0.5 million of treasury stock purchases.

Acquisitions

Below are descriptions of material acquisitions, including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $1.0 million or more.

Adcom Express

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

As of December 31, 2011, we owe Mr. Friedman $33,708 in cash.

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

(1) Earn-out payments are paid October 1 following each fiscal year end in a combination of cash and common stock.

No Tier II payments have been paid and management does not believe Tier II payments will be earned for the year ending June 30, 2012.

Distribution By Air

On April 6, 2011, we closed on an Agreement and Plan of Merger pursuant to which we acquired all of the outstanding capital stock of DBA in a transaction valued at $12.0 million.   The shares of DBA were acquired via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company.

The $12.0 million transaction consisted of $5.4 million paid at closing, the delivery of $4.8 million in seller notes (payable in principle installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum), and $1.8 million payable upon the achievement of certain integration milestones within 18 months after closing.  A conversion feature was included in the notes, and in May 2011, the Company elected to satisfy $2.4 million of the seller notes through the issuance of shares of the Company’s common stock.  The remaining seller notes may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the Agreement), which includes a future sale of DBA or the Company or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under our revolving credit facility.

In connection with the acquisition of DBA, we entered into a sixth modification to amend our secured credit facility (the "Facility") with Bank of America N.A. ("BofA"), extending the maturity to March 31, 2013. The Facility is in the principal amount of $20 million (including availability for letters of credit), and provides for advances of up to 80% of the Company's eligible accounts receivable. Advances under the facility are available to fund future acquisitions, capital expenditures or for other corporate purposes.

Isla International

On December 1, 2011, through our wholly-owned subsidiary, RGL, the Company closed on an Asset Purchase Agreement dated November 15, 2011 (the "APA") to acquire the business of Laredo, Texas based Isla International, Ltd. ("Isla"). Pursuant to the transaction, , a privately-held company providing a full range of cross-border transportation and logistics services between the United States and Mexico. Pursuant to the APA, we acquired the historic operations, employee base, operating methods and systems, customer relationships and goodwill of Isla. We did not, however, acquire any accounts receivable and we did not assume accounts payable and other certain obligations.

The transaction is valued at up to approximately $15.0 million, consisting of: (i) cash of $7,656,582 paid at closing, (ii) $1.325 million payable in shares of our restricted stock on the three-month anniversary of the closing (to be valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing, based upon the acquired Isla business unit generating a "Modified Gross Profit Contribution" (as defined within the Asset Purchase Agreement) of $6,927,644 for each twelve month earn-out period following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate "Modified Gross Profit Contribution" of the acquired Isla business unit during the four-year earn-out period exceeds $27,710,576, with such payment not to exceed $2.0 million.  The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole option (and provided we remain current in our periodic reports filed under the Securities Exchange Act of 1934, and maintain the listing of our common shares on an exchange or automated quotation system), elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.  During the earn-out period, RGL has agreed to a number of operational covenants regarding the post-closing operation of the acquired Isla business unit, including, among others, affirmative covenants: (i) to account for and operate the acquired Isla International business as a separate profit center; and (ii) to permit the former owner and President of Isla to operate the acquired Isla business unit in the manner historically operated; and negative covenants which prohibit: (i) the sale of the assets of the Isla business unit; and (ii) terminating, without cause, the employment of certain key operating personnel of the Isla business unit.

The transaction was financed through the net proceeds made available through the issuance of $10.0 million in subordinated debt. As well, in connection with the transaction, we entered into an amended and restated revolving credit facility (the "Senior Facility") with our senior lender, BofA, extending the maturity to November 30, 2013.

Credit Facility

In December 2011, in connection with the acquisition of Isla, the Senior Facility, including a $1.0 million sublimit to support letters of credit, was extended to a maturity date of November 30, 2013. The Senior Facility is collateralized by accounts receivable and other assets of us and our subsidiaries. Advances under the Senior Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes, including the repurchase of our stock. Borrowings under the facility bear interest, at our option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Senior Facility based on the our performance relative to certain financial covenants. The Senior Facility is collateralized by accounts receivable and other assets of us and our subsidiaries, and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

The terms of the Senior Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Senior Facility. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at December 31, 2012, reducing to 3.5 to 1 at December 31, 2013, and reducing to 3.25 to 1 at December 31, 2014. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from the Bank) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 2.50 to 1 and reducing to 2.25 to 1 on December 31, 2012. The third financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.25 to 1.0. The fourth financial covenant is a minimum profitability standard which requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Senior Facility, we are permitted to make additional acquisitions without the consent of BofA only if certain conditions are satisfied. The conditions imposed by the Senior Facility include the following: (i) the absence of an event of default under the Senior Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the our historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $4.0 million under the Senior Facility; (v) BofA must be reasonably satisfied with projected financial statements we provide covering a twelve month period following the acquisition; (vi) the acquisition documents must be provided to the Lender and must be consistent with the description of the transaction provided to BofA; and (vii) the number of permitted acquisitions is limited to three per fiscal year and the aggregate cash consideration payable at closing shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate, provided however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of our newly issued equity interests during the nine month period prior to the closing of any such transaction and the aggregate consideration at closing is not more than $25.0 million. In the event we are unable to satisfy the conditions of the Senior Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the BofA's consent, or retire the Senior Facility.

The co-borrowers of the Senior Facility include us, RGL, Adcom, DBA, Radiant Transportation Services ("RTS"), Radiant Container Services and RLP. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Senior Facility, the accounts receivable of RLP are eligible for inclusion within our overall borrowing base and all borrowers will be responsible for repayment of the debt associated with advances under the Senior Facility, including those advanced to RLP. At December 31, 2011, we were in compliance with all of our covenants.

Mezzanine Financing

In connection with our acquisition of Isla, effective as of December 1, 2011, we entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, "Caltius"). Under the Investment Agreement, Caltius provided us with $10.0 million evidenced by the issuance of senior subordinated notes (the "Senior Subordinated Notes"), the net proceeds of which were primarily used to finance the cash payments due at closing of the Isla transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the "Accrual Rate"), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the "Pay Rate"). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the "PIK Amount") equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016.

The Senior Subordinated Notes are unsecured, and pursuant to the terms of the Subordination Agreement dated December 1, 2011 among BofA, Caltius, us and the co-borrowers under the Investment Agreement (the "Subordination Agreement"), are subordinated to the Senior Facility. The Subordination Agreement provides that, in general, we and the co-borrowers may not make, and Caltius may not receive, any payment with respect to the Senior Subordinated Notes or other subordinated debt if, at the time of such payment: (i) a payment default exists under the Senior Facility and such default has not been cured or waived; or (ii) we, our co-borrowers and Caltius shall have received a notice from BofA stating that a financial covenant default exists under the Senior Facility and the sum of the unrestricted cash of us and our co-borrowers and the aggregate availability (without regard to any default) under the Senior Facility is less than $5.0 million. The Subordination Agreement also places restrictions on the ability of us and our co-borrowers to prepay the Senior Subordinated Notes and amend any documents associated with the Senior Subordinated Notes.

The Senior Subordinated Notes may not be prepaid during the first two years, except in conjunction with a sale of all or substantially all of the assets of us and our co-borrowers taken as a whole, or a merger or consolidation of us or any of our co-borrowers and with a prepayment premium of 5% of any principal repaid during the first two years. During the third year of the financing, the Senior Subordinated Notes may be prepaid with a prepayment premium of 2% of any principal repaid during the third year. Thereafter, the Senior Subordinated Notes may be prepaid without penalty.

Upon a Change of Control (as defined in the Investment Agreement), the holders of the Senior Subordinated Notes have the right (but not the obligation) to require us to (i) prepay all or any portion of the Senior Subordinated Notes, all accrued but unpaid interest thereon, and all applicable repayment charges, and (ii) pay in full all of the other obligations then owed to such holders.

Under the Investment Agreement, we also issued 500,000 restricted shares of our common stock to Caltius. We agreed to issue an additional 100,000 restricted shares of our common stock to Caltius (all shares issued to Caltius are sometimes referred to herein collectively as the "Caltius Shares") if within the first twelve months of the financing, our shares are not traded on the New York Stock Exchange Amex Equities ("AMEX"). The Company agreed to provide certain limited registration rights covering the Caltius Shares as more fully described below. Also, under the Investment Agreement, we agreed to provide Caltius with the right to designate one representative to attend and observe meetings of our Board of Directors, and to maintain key man life insurance covering our CEO, Bohn Crain.

The terms of the Investment Agreement are subject to certain customary affirmative and negative covenants. These include, but are not limited to, restrictions on: (i) types and amounts of indebtedness that can be incurred; (ii) dividends that can be paid; (iii) distributions that can be made; (iv) certain asset sales, lease commitments, capital expenditures, acquisitions and investments. In addition, the Investment Agreement prohibits us from incurring any earn-out obligations or seller notes in connection with any future acquisitions, unless explicitly subordinated to the Senior Subordinated Notes, or, in general, any indebtedness that is subordinated to the Senior Facility, unless such indebtedness is also subordinated to the Senior Subordinated Notes.

The Investment Agreement contains financial covenants including, but not limited to, funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, reducing to 3.75 to 1 at March 31, 2014 and reducing to 3.50 to 1 at March 31, 2015. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from the Bank and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, reducing to 3.25 to 1 on March 31, 2014 and reducing to 3.00 to 1 on March 31, 2015. The third financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.05 to 1.0.

Under the Investment Agreement, we are permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to our then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased, (b) the price and terms of such acquisition, (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement, and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of equity interests issued by us during the nine-month period prior to the closing of such acquisition to the extent we notify Caltius in writing of the use of such cash consideration from sales of such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25.0 million; (vii) the post-closing availability under the Senior Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that we and our co-borrowers have completed in such fiscal year does not exceed three; and (ix) we shall have provided to Caltius certain deliverables for such acquisition.

The Senior Subordinated Notes may not be prepaid during the first two years, except in conjunction with a sale of all or substantially all of the assets of us and our co-borrowers taken as a whole, or a merger or consolidation of us or any of our co-borrowers and with a prepayment premium of 5% of any principal repaid during the first two years. During the third year of the financing, the Senior Subordinated Notes may be prepaid with a prepayment premium of 2% of any principal repaid during the third year. Thereafter, the Senior Subordinated Notes may be prepaid without penalty.

Upon a Change of Control (as defined in the Investment Agreement), the holders of the Senior Subordinated Notes have the right (but not the obligation) to require us to (i) prepay all or any portion of the Senior Subordinated Notes, all accrued but unpaid interest thereon, and all applicable repayment charges, and (ii) pay in full all of the other obligations then owed to such holders.

Under the Investment Agreement, we also issued 500,000 restricted shares of our common stock to Caltius. We agreed to issue an additional 100,000 restricted shares of our common stock to Caltius (all shares issued to Caltius are sometimes referred to herein collectively as the "Caltius Shares") if within the first twelve months of the financing, our shares are not traded on the New York Stock Exchange Amex Equities ("AMEX"). The Company agreed to provide certain limited registration rights covering the Caltius Shares as more fully described below. Also, under the Investment Agreement, we agreed to provide Caltius with the right to designate one representative to attend and observe meetings of our Board of Directors, and to maintain key man life insurance covering our CEO, Bohn Crain.

The terms of the Investment Agreement are subject to certain customary affirmative and negative covenants. These include, but are not limited to, restrictions on: (i) types and amounts of indebtedness that can be incurred; (ii) dividends that can be paid; (iii) distributions that can be made; (iv) certain asset sales, lease commitments, capital expenditures, acquisitions and investments. In addition, the Investment Agreement prohibits us from incurring any earn-out obligations or seller notes in connection with any future acquisitions, unless explicitly subordinated to the Senior Subordinated Notes, or, in general, any indebtedness that is subordinated to the Senior Facility, unless such indebtedness is also subordinated to the Senior Subordinated Notes.

The Investment Agreement contains financial covenants including, but not limited to, funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, reducing to 3.75 to 1 at March 31, 2014 and reducing to 3.50 to 1 at March 31, 2015. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from the Bank and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, reducing to 3.25 to 1 on March 31, 2014 and reducing to 3.00 to 1 on March 31, 2015. The third financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.05 to 1.0.

Under the Investment Agreement, we are permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to our then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased, (b) the price and terms of such acquisition, (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement, and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of equity interests issued by us during the nine-month period prior to the closing of such acquisition to the extent we notify Caltius in writing of the use of such cash consideration from sales of such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25.0 million; (vii) the post-closing availability under the Senior Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that we and our co-borrowers have completed in such fiscal year does not exceed three; and (ix) we shall have provided to Caltius certain deliverables for such acquisition.

The Investment Agreement contains a number of events of default, certain of which are typical for transactions of this type, including, without limitation, the following events: (i) failure to pay amounts due under the Senior Subordinated Notes; (ii) a breach of any representation or warranty contained in the Investment Agreement or related documents; (iii) failure to comply with or perform certain covenants under the Investment Agreement; (iv) any material default under any of our indebtedness or that of the co-borrowers, including unsatisfied judgments, in excess of agreed upon per item and aggregate amounts; (v) the bankruptcy, insolvency or the appointment of a receiver; (vi) the dissolution, liquidation, winding-up or termination of the Company or any of the co-borrowers; (vii) we or any co-borrower suspends or is enjoined, restrained or in any way prevented by the order of any governmental authority from conducting all or any material part of its business for more than 30 calendar days; or (viii) Bohn Crain ceases to serve as our Chief Executive Officer and we do not appoint a successor acceptable to Caltius within 30 days after the date on which Bohn Crain is no longer serving as our Chief Executive Officer.

The co-borrowers under the Investment Agreement include us, RGL, Adcom, DBA, RTS, Radiant Customs Services, Inc. ("RCS") and RLP.

In connection with the Caltius financing and effective as of December 1, 2011, we also entered into an Investor Rights Agreement with Caltius under which we agreed to provide limited registration rights covering the Caltius Shares and agreed to certain contingent redemption rights regarding the Caltius Shares. Under the Investor Rights Agreement, Caltius has the right to cause us to redeem the Caltius Shares at their then appraised fair market value if (subject to certain notice and cure periods): (a) our shares of common stock are no longer listed and registered, quoted or eligible for quotation, on an exchange or automated quotation system; (b) we have been unable to timely file all periodic reports required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (c) we have otherwise been unable to satisfy our registration rights requirements regarding the Caltius Shares.

Under the Investor Rights Agreement, we agreed to provide demand registration rights covering the Caltius Shares through the end of the first anniversary of the closing in the limited instances that we are either no longer current in our periodic reports required by the Exchange Act, or we are otherwise unable to maintain the listing of our shares on the exchange or automated quotation system upon which they currently trade. We also agreed to provide "piggyback" registration rights on customary and standard terms until the earlier of: (i) such time that Caltius no longer owns any of the Caltius Shares; or (ii) the tenth anniversary of the date of the Investor Rights Agreement. We have agreed to provide Caltius with customary rights of indemnification and to cover certain of the expenses associated with the registration of the Caltius Shares. The demand and piggyback registration rights granted are subject to standard and customary rights of deferral, underwriter cut-back, and black-out periods.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2011, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Set forth below are risk factors that have materially changed since our annual report on Form 10-K, or risk factors which were not included in such report.

Risks Related to our Acquisition Strategy

Our credit facility places certain limits on the type and number of acquisitions we may make.

We currently maintain a $20.0 million revolving credit facility with BofA, including a $1.0 million sublimit to support letters of credit. Under the terms of the credit facility, we are subject to a number of financial and operational covenants, including covenants relating to the ratio of amounts borrowed from BofA, to consolidated EBITDA, which may limit the amount available under the facility. In addition, we may be required to obtain BofA’s consent prior to making any additional acquisitions. In the event that we are not able to satisfy the conditions of the credit facility in connection with a proposed acquisition, we would have to forego the acquisition unless we either obtained the BofA’s consent or retired the credit facility. This may prevent us from completing acquisitions which we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

We currently have a $10.0 million mezzanine financing facility which requires us to meet certain financial covenants and subjects us to restrictions on future financings.

In connection with our acquisition of Isla, we entered into an Investment Agreement with Caltius pursuant to which we borrowed $10.0 million in exchange for a series of Senior Subordinated Notes (the "Caltius Financing"). Under the Caltius Financing, we are subject to certain financial covenants, including funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. In addition, we are subject to significant restrictions upon prepayment and penalties if we prepay the outstanding indebtedness during the three year period after the Caltius Financing. Further, Caltius has the right, under certain circumstances, to require us to redeem all shares of our common stock issued to Caltius in connection with the Caltius Financing at the then fair market value of such shares. The Caltius Financing also places restrictions on our ability to enter into future financings and acquisition. If we are unable to satisfy our obligations under the Caltius Financing, we may be required to, among other things, immediately repay all outstanding principal and interest under the Caltius Financing, redeem all shares issued to Caltius in connection with the Caltius Financing, and forego future financing and acquisition opportunities. This may have a material adverse effect on our financial condition and results of operations.

Risks Related to our Common Stock

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We recently completed several acquisitions in which we issued approximately 1,705,904 unregistered shares of our common stock over the past 12 months as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds. The availability of those shares for sale to the public under Rule 144 of the Securities Act, and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 50 million shares of common stock. As of February 10, 2012, we had 32,310,913 outstanding shares of common stock. We may in the future issue up to 4,529,735 additional shares of our common stock upon exercise of existing options.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

DBA Claims Notice and Related Matters

In January 2012, we asserted certain claims for indemnification against the former shareholders of DBA under under the Agreement and Plan of Merger dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges, the failure to identify certain related party transactions, and the breach of certain non-competition and non-solicitation covenants by one of the selling shareholders and an affiliate of such selling shareholder. In the absence of a resolution of the matter, we intend to file a formal arbitration action against the former DBA shareholders asserting these claims.

 Although the arbitration and ultimate resolution of this dispute will not likely occur within the short-term, the Company believes that these breaches will not have any meaningful long term adverse effect on its overall results of operations given the Company's: (i)  termination of the previously undisclosed related party transactions, (ii) efforts to retain existing customers, (iii)  efforts through the arbitration proceeding to assert legal remedies as a result of the breaches; and (iv) efforts through a concurrent civil proceeding to assert legal remedies against a former Company employee and affiliate of a selling shareholder who we believe breached certain non-competition and non-solicitation obligations to the Company. Nevertheless, near-term earnings could be negatively impacted as a result of any legal expenses incurred in connection with matter, although such amounts may be recoverable as an off-set to future amounts otherwise due the former shareholders of DBA under the Agreement and Plan of Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2011, we issued to our directors, officers and employees options to purchase an aggregate of 664,493 shares of our common stock. The options have a term of ten years and vest in three equal annual installments after the date of grant. The exercise price for each option is the closing price of our common stock on the date in which such option was granted.

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

2.1	Asset Purchase Agreement by and among Radiant Global Logistics, Inc., and Isla International, Ltd. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on November 17, 2011)

4.1	Investor Rights Agreement dated December 1, 2011 among Radiant Logistics, Inc., Caltius Partners IV, LP, and Caltius Partners Executive IV, LP (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

10.1	Employment Agreement between Jonathan Fuller and Radiant Global Logistics, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

10.2	Loan Agreement dated December 1, 2011 among Bank of America, N.A., Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., and Radiant Customs Services, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

10.3	Subordination Agreement dated December 1, 2011 among Caltius Partners IV, LP, Caltius Partners Executive IV, LP, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., a Washington corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

10.4	Investment Agreement dated December 1, 2011 among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Customs Services, Inc., Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Caltius Partners IV, LP, and Caltius Partners Executive IV, LP (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

10.5	Senior Subordinated Note payable to the order of Caltius Partners Executive IV, LP dated December 1, 2011 in the amount of $85,820.17 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

10.6	Senior Subordinated Note payable to the order of Caltius Partners IV, LP dated December 1, 2011 in the amount of $9,914,179.83 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, filed with the SEC on December 7, 2011)

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Press Release dated February 13, 2012	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: February 13, 2012	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Date: February 13, 2012	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated February 13, 2012	Filed herewith

