Form 10-Q
period 2012-03-31
RADIANT LOGISTICS, INC
filed 2012-05-16
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

There were 32,863,246 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 14, 2012.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	MARCH 31,	JUNE 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$647,964	$434,185
Accounts receivable, net of allowance of $1,238,846 and $1,592,235, respectively	45,404,522	41,577,053
Current portion of employee loan receivable	30,755	21,401
Current portion of station and other receivables	79,551	141,372
Income tax deposit	688,163	-
Prepaid expenses and other current assets	2,489,809	1,761,273
Deferred tax asset	760,416	1,142,077
Total current assets	50,101,180	45,077,361

Furniture and equipment, net	1,674,977	1,428,063

Acquired intangibles, net	12,719,812	2,879,846
Goodwill	14,086,993	6,650,008
Employee loan receivable, net of current portion	87,520	64,494
Station and other receivables, net of current portion	86,488	116,965
Investment in real estate	40,000	40,000
Deposits and other assets	418,568	363,815
Total long term assets	27,439,381	10,115,128
Total assets	$79,215,538	$56,620,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$30,727,318	$27,872,185
Commissions payable	3,919,768	3,570,858
Other accrued costs	2,167,082	1,992,694
Income taxes payable	-	333,999
Current portion of notes payable to former shareholders of DBA	767,092	800,000
Current portion of amounts due to former shareholders of acquired operations	2,095,000	2,657,781
Current portion of contingent consideration	455,200	-
Other current liabilities	62,529	135,927
Total current liabilities	40,193,989	37,363,444

Notes payable and other long-term debt, net of current portion and debt discount	21,293,912	11,869,268
Contingent consideration, net of current portion	6,664,800	-
Deferred rent liability	671,643	631,630
Deferred tax liability	183,183	485,907
Other long term liabilities	106,321	120,571
Total long term liabilities	28,919,859	13,107,376
Total liabilities	69,113,848	50,470,820

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)

(unaudited)

	MARCH 31,	JUNE 30,
	2012	2011
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,863,246 and 31,676,438 shares issued and outstanding, respectively	19,237	18,051
Additional paid-in capital	14,002,154	11,060,701
Treasury stock, at cost, 4,919,239 shares	(1,407,455)	(1,407,455)
Retained deficit	(2,617,415)	(3,615,322)
Total Radiant Logistics, Inc. stockholders’ equity	9,996,521	6,055,975
Non-controlling interest	105,169	93,757)
Total stockholders’ equity	10,101,690	6,149,732
Total liabilities and stockholders’ equity	$79,215,538	$56,620,552

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2012	2011	2012	2011

Revenue	$70,748,655	$42,030,290	$215,195,428	$132,888,167
Cost of transportation	50,431,819	29,005,131	153,391,091	91,562,255
Net revenues	20,316,836	13,025,159	61,804,337	41,325,912

Agent commissions	12,260,147	8,847,029	38,904,913	28,529,680
Personnel costs	3,354,376	1,576,766	9,326,395	4,695,194
Selling, general and administrative expenses	3,021,965	1,099,705	8,115,196	3,303,122
Transition costs associated with DBA acquisition	331,095	-	893,474	-
Change in contingent consideration	20,000	-	20,000	-
Depreciation and amortization	1,030,139	253,657	2,020,445	905,723
Total operating expenses	20,017,722	11,777,157	59,280,423	37,433,719

Income from operations	299,114	1,248,002	2,523,914	3,892,193

Other income (expense):
Interest income	4,962	4,605	14,960	16,044
Interest expense	(473,677)	(32,632)	(777,034)	(117,053)
Other	97,222	49,218	217,182	138,911
Loss on litigation settlement	-	-	-	(150,000)
Total other income (expense)	(371,493)	21,191	(544,892)	(112,098)

Income (loss) before income tax benefit (expense)	(72,379)	1,269,193	1,979,022	3,780,095

Income tax benefit (expense)	45,732	(472,379)	(843,703)	(1,391,241)

Net income (loss)	(26,647)	796,814	1,135,319	2,388,854

Less: Net income attributable to non-controlling interest	(47,970)	(26,095)	(137,412)	(118,927)

Net income (loss) attributable to Radiant Logistics, Inc.	$(74,617)	$770,719	$997,907	$2,269,927

Net income (loss) per common share – basic	$.00	$.03	$.03	$.07

Net income (loss) per common share – diluted	$.00	$.02	$.03	$.07
Weighted average shares outstanding:
Basic shares	32,493,001	30,514,759	32,039,823	30,368,446
Diluted shares	32,493,001	32,719,945	34,954,441	31,543,046

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL			NON-	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	TREASURY STOCK	RETAINED DEFICIT	CONTROLLING INTEREST	STOCKHOLDERS’ EQUITY
Balance at June 30, 2011	31,676,438	$18,051	$11,060,701	$(1,407,455)	$(3,615,322)	$93,757	$6,149,732
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $2.29 per share	134,475	134	308,414	-	-	-	308,548
Issuance of common stock related to funding for Isla acquisition at $2.35 per share	500,000	500	1,174,500	-	-	-	1,175,000
Issuance of common stock related to purchase of Isla at $2.40 per share	552,333	552	1,324,448	-	-	-	1,325,000
Share-based compensation	-	-	134,091	-	-	-	134,091
Distribution to non-controlling interest	-	-	-	-	-	(126,000)	(126,000)
Net income for the nine months ended March 31, 2012	-	-	-	-	997,907	137,412	1,135,319

Balance at March 31, 2012	32,863,246	$19,237	$14,002,154	$(1,407,455)	$(2,617,415)	$105,169	$10,101,690

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	NINE MONTHS ENDED MARCH 31,

	2012	2011

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$997,907	$2,269,927
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
non-cash compensation expense (stock options)	134,091	95,564
amortization of intangibles	1,639,145	660,668
deferred income tax expense (benefit)	78,937	(31,096)
depreciation and leasehold amortization	381,300	245,055
change in non-controlling interest	137,412	118,927
amortization of loan fees and original issue discount	80,455	-
loss on litigation settlement	-	150,000
change in contingent consideration	20,000	-
loss on disposal of assets	-	11,931
recovery of doubtful accounts	(353,389)	(137,245)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(3,474,080)	(1,781,564)
employee loan receivable	(32,380)	(5,545)
station and other receivables	92,298	124,424
income tax deposit	(688,163)	-
prepaid expenses and other assets	(726,760)	135,350
accounts payable and accrued transportation costs	2,855,133	1,143,693
commissions payable	348,910	186,726
other accrued costs	174,388	223,072
income taxes payable	(333,999)	14,671
other liabilities	(87,648)	-
deferred rent liability	40,013	144,179

Net cash provided by operating activities	1,283,570	3,568,737

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Isla International, Ltd.	(7,656,582)	-
Acquisition of Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc.	(2,655,000)	-
Purchase of furniture and equipment	(515,478)	(241,353)
Payments made to former shareholders of acquired operations	(549,233)	(339,509)

Net cash used for investing activities	(11,376,293)	(580,862)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Borrowings from (repayments to) credit facility, net of credit fees	1,222,413	(3,030,010)
Repayments of notes payable to former shareholders of acquired operations	(98,725)	-
Proceeds from debt issuance to Caltius, net of debt issuance costs of $637,407	9,362,593	-
Distributions to non-controlling interest	(126,000)	(108,000)
Cost of shelf registration statement	(53,779)	-
Purchases of treasury stock	-	(471,265)

Net cash provided by (used for) financing activities	10,306,502	(3,609,275)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213,779	(621,400)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	434,185	682,108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$647,964	$60,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,789,293	$1,376,430
Interest paid	$419,030	$84,232

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

In March 2011, the Company issued 552,333 shares of common stock at a fair value of $2.40 per share to satisfy $1,325,000 of the purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock issuable of $552 and an increase to additional paid-in-capital of $1,324,448.

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE	1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the "Company") is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and other value added supply chain management services, including order fulfillment, inventory management and warehousing. The Company is executing a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting the Company’s acquisition criteria.

The Company’s first acquisition of Airgroup Corporation ("Airgroup") was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of exclusive agent offices across North America.

The Company continues to seek additional companies as suitable acquisition candidates and has completed five material acquisitions since its acquisition of Airgroup. In November 2007, the Company acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 26 locations across North America, further expanding the Company’s physical network and service capabilities. In December 2011, the Company acquired Laredo, Texas based Isla International Ltd, (“Isla”) to serve as the Company’s gateway to Mexico. In February 2012, the Company acquired New York-JFK based Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”), a strategic location for domestic and international logistics services.

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service a multi-brand network. RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of company owned and exclusive agency offices and international agents positioned strategically around the world.

The Company’s growth strategy will continue to focus on both organic growth and growth through acquisition. For organic growth, the Company will focus on strengthening and retaining existing, and expanding new customer agency relationships. Since the Company’s acquisition of Airgroup in January 2006, the Company has focused its efforts on the build-out of its network of exclusive agency offices, as well as enhancing its back-office infrastructure, transportation and accounting systems. In addition to the focus on organic growth, the Company will continue to search for targets that fit within its acquisition criteria.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC ("RLP"), which is 40% owned by RGL, and 60% owned by RCP, an affiliate of Bohn H. Crain, the Company’s CEO, whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

NOTE	2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, changes in contingent consideration, accounting for the issuance of shares and share-based compensation, the assessment of the recoverability of long-lived assets and goodwill, the establishment of an allowance for doubtful accounts and the valuation allowance for deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

The fair values of the Company’s receivables, income tax deposit, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and amounts due to former shareholders of acquired operations approximate the carrying values dues to the relatively short maturities of these instruments. The fair value of the Company’s credit facility, DBA notes payable, and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. The fair value of the subordinated Caltius notes payable is not practicable to determine given the complex terms associated with this instrument. Contingent consideration attributable to the Company's recent acquisitions of Isla and ALBS are reported at fair value.

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

The Company derives a substantial portion of its revenue pursuant to exclusive agency agreements with independently-owned stations operating under the various Company brands. Each individual station is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the station. To facilitate this arrangement, each station is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual station’s bad debt reserve account for any accounts receivable aged beyond 90-days. The bad debt reserve account is continually replenished with a portion (typically 5% - 10%) of the station’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual station in satisfaction of any deficit balance. As of the date of this report, a number of the Company’s agency stations have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these stations. However, to the extent any of these stations were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. As of the date of this Report, the Company has begun collection proceedings against two customers who owe the Company approximately $1.5 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency station responsible for the account; and (iii) the anticipated recovery likely from these customers; the Company does not believe its exposure to these customers will be material.

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

The Company performs an annual impairment test for goodwill. The first step of the impairment test requires that the Company determine the fair value of its reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second, more detailed, impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. The Company performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. As of March 31, 2012, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer-related intangibles and covenants not to compete ("CNTC") agreements arising from our acquisitions. Customer-related intangibles are amortized using accelerated methods over approximately five years and CNTC agreements are amortized using the straight-line method over the term of the underlying agreement (see Notes 4, 5, 6 and 7).

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2012.

j)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. As of March 31, 2012, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years and thereafter are as follows:

Fiscal Year Ending June 30	Amount
2012 (remaining portion)	$519,966
2013	2,086,112
2014	1,923,133
2015	1,623,333
2016	1,011,221
Thereafter	1,611,368

Total minimum lease payments	$8,775,133

Rent expense amounted to $527,229 and $1,509,579 for the three and nine months ended March 31, 2012, respectively. Rent expense amounted to $130,152 and $472,711 for the three and nine months ended March 31, 2011, respectively.

k)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. During the three months ended March 31, 2012 and 2011, the Company’s contributions under the plans were $54,125 and $30,116 respectively. During the nine months ended March 31, 2012 and 2011, the Company’s contributions under the plans were $112,669 and $81,933 respectively.

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

The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

For the three months ended March 31, 2012, the Company recorded share-based compensation expense of $68,682, which, net of income taxes, resulted in a $45,582 reduction of net income. For the three months ended March 31, 2011, the Company recorded share-based compensation expense of $14,794, which, net of income taxes, resulted in a $9,172 reduction of net income.

For the nine months ended March 31, 2012, the Company recorded share-based compensation expense of $134,091, which, net of income taxes, resulted in a $83,137 reduction of net income. For the nine months ended March 31, 2011, the Company recorded share-based compensation expense of $95,564, which, net of income taxes, resulted in a $59,250 reduction of net income.

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

For the three months ended March 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 32,493,001 shares of common stock.  Options to purchase 4,505,507 shares of common stock were not included in the diluted EPS computation for the three months ended March 31, 2012 as there was a loss in the period and they are thus anti-dilutive. For the three months ended March 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 32,719,945 including options to purchase 3,758,282 shares of common stock at March 31, 2011, of which 110,503 were excluded as their effect would have been anti-dilutive.

For the nine months ended March 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 34,954,441, including options to purchase 4,514,879 shares at March 31, 2012, of which 214,300 were excluded as their effect would have been anti-dilutive. For the nine months ended March 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 31,543,046.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Weighted average basic shares outstanding	32,493,001	30,514,759	32,039,823	30,368,446
Options	-	2,205,186	2,914,618	1,174,600
Weighted average dilutive shares outstanding	32,493,001	32,719,945	34,954,441	31,543,046

p)	Other Comprehensive Income

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

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company acquired DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics stations located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (payable in principal installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum) and $1.8 million payable in cash in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month following the closing. In May 2011, the Company elected to satisfy $2.4 million of the Company notes through the issuance of 1,071,429 shares of the Company's common stock. The remaining Company notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in the Form of Note), which includes a future sale of DBA or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under an existing revolving credit facility provided by Bank of America, N.A.

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

In January 2012, we asserted certain claims for indemnification against the former shareholders of DBA, relating to actions taken by certain former DBA shareholders following the transaction that we believe constitute breaches under the Agreement and Plan of Merger, and for which we have asserted set-off rights against certain future payments due to the former DBA shareholders under the Agreement and Plan of Merger. In a related matter, we have also commenced a legal action against an affiliate of a former DBA shareholder asserting damages and seeking injunctive relief relating to customer solicitations that we believe constitute a breach of certain non-competition and non-solicitation obligations owed to the Company. Further reference is made to Item 1A, Part II of this Report, Risk Factors-DBA Claims Notice and Related Matters.

NOTE	6 – ACQUISITION OF ISLA INTERNATIONAL, LTD.

On December 1, 2011, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of Laredo, Texas based Isla International, Ltd. ("Isla"), a privately-held company founded in 1996. At the time of the acquisition, Isla provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and will serve as the Company’s gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of: (i) cash of $7,656,582 paid at closing, (ii) $1.325 million payable by issuance of 552,333 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing, based upon the acquired Isla business unit generating a "Modified Gross Profit Contribution" (as defined within the Asset Purchase Agreement) of $6,927,644 for each twelve month earn-out period following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate "Modified Gross Profit Contribution" of the acquired Isla business unit during the four-year earn-out period exceeds $27,710,576, with such payment not to exceed $2.0 million. The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole discretion, elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

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

NOTE	7 – ACQUISITION OF BRUNSWICKS LOGISTICS, INC.

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of New York based Brunswicks Logistics, Inc. d/b/a ALBS Logistics Company ("ALBS"), a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of: (i) cash of $2,655,000 paid at closing, (ii) $295,000 payable in shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares); (iii) up to $3.325 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, with such payment not to exceed $1.0 million.

The transaction was financed with proceeds from the credit facility with Bank of America, N.A.

The total recorded purchase price consisted of an initial cash payment of $2,655,000, $295,000 in future payments and estimated contingent consideration associated with the Tier-1 and Tier-2 earn-outs of $3.025 million. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at February 27, 2012:

Prepaid expenses	$2,750
Intangibles	3,631,135
Goodwill	2,341,115

Total assets acquired	$5,975,000

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

The fair value of the contingent consideration was estimated using future projected gross margins of ALBS and the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The goodwill recognized is attributable primarily to the strategic location of the ALBS operation at New York-JFK airport, allowing ALBS to serve as the Company's gateway to international partners around the world and a strategic differentiator in the marketplace. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years.

Since acquisition, ALBS produced revenue of approximately $2.2 million and net income of less than $0.1 million, including other purchase accounting charges resulting from the acquisition.

If the acquisition had taken place effective July 1, 2010, the result would have produced combined revenue of $242.1 million and $237.9 million and combined net income of $1.7 million and $1.9 million for the nine months ended March 31, 2012 and 2011, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2011.

Basic and diluted earnings per share was $.05 for the nine months ended March 31, 2012. Basic and diluted earnings per share was $.06 for the nine months ended March 31, 2011.

NOTE	8 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, Isla, and ALBS:

	As of March 31, 2012		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$18,712,673	$6,302,210	$7,533,562	$4,702,100
Covenants not to compete	420,000	110,651	120,000	71,616
Total	$19,132,673	$6,412,861	$7,653,562	$4,773,716

Aggregate amortization expense:
For nine months ended March 31, 2012		$1,639,145
For nine months ended March 31, 2011		$660,668

Aggregate amortization expense for the years ending June 30:
2012 (remaining portion)		$997,000
2013		3,198,350
2014		2,174,175
2015		1,715,511
2016		2,852,403
2017		1,782,373
Total		$12,719,812

NOTE	9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis and the basis of measurement as of March 31, 2012:

	Fair Value Measurements as of March 31, 2012,
	Level 3	Total
Contingent consideration	$7,120,000	7,120,000

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, July 1, 2011	$-
Increase related to accounting for acquisitions	7,100,000
Change in fair value	20,000
Balance at March 31, 2012	$7,120,000

NOTE	10 – VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s condensed consolidated financial statements (see Note 11). RLP commenced operations in February 2007. Non-controlling interest recorded as an expense on the statements of operations was $137,412 and $118,927 for the nine months ended March 31, 2012 and 2011, respectively.

The following table summarizes the balance sheets of RLP:

	March 31,	June 30,
	2012	2011
ASSETS
Accounts receivable	$327	$2,012
Accounts receivable – Radiant Logistics	195,909	170,030
Prepaid expenses and other current assets	3,051	1,191
Total assets	$199,287	$173,233

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$24,006	$16,971
Total liabilities	24,006	16,971

Partners' capital	175,281	156,262
Total liabilities and partners' capital	$199,287	$173,233

NOTE	11 – RELATED PARTY

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC ("RCP"), a company of which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise which was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to 60% of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company to its customers and to its exclusive agency stations, to enable participation in supplier diversity programs not otherwise available to the Company or its agency stations. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties. RLP is consolidated in the financial statements of the Company (see Note 10).

For the fiscal year ended June 30, 2011, RLP recorded $265,350 in profits; of which Mr. Crain’s distributable share was $159,210. For the fiscal year ended June 30, 2010, RLP recorded $197,734 in profits; of which Mr. Crain’s distributive share was $118,640.

NOTE	12 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2012	June 30, 2011
Vehicles	$33,788	$33,788
Communication equipment	31,359	31,359
Office equipment	558,863	511,872
Furniture and fixtures	214,327	122,488
Computer equipment	785,635	733,819
Computer software	1,535,732	1,283,581
Leasehold improvements	826,609	641,188

	3,986,313	3,358,095
Less: Accumulated depreciation and amortization	(2,311,336)	(1,930,032)

Furniture and equipment – net	$1,674,977	$1,428,063

Depreciation and amortization expense related to furniture and equipment was $381,300 and $245,055 for the nine months ended March 31, 2012 and 2011, respectively.

NOTE	13 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following;

	March 31, 2012	June 30, 2011
Notes Payable – Caltius	$10,000,000	$-
Less: Original Issue Discount (net)	(1,122,840)	-
Less: Debt Issuance Costs (net)	(609,112)	-

Total Caltius Senior Subordinated Notes (net)	8,268,048	-
Notes Payable – DBA shareholders	2,301,275	2,400,000
Long-Term Credit Facility	11,491,681	10,269,268

Total notes payable and other long-term debt	22,061,004	12,669,268
Less: Current portion	(767,092)	(800,000)
Total notes payable and other long-term debt	$21,293,912	$11,869,268

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of Isla International, Ltd., effective as of December 1, 2011, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, "Caltius"). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the "Senior Subordinated Notes"), the net proceeds of which were primarily used to finance the cash payments due at closing of the Isla transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the "Accrual Rate"), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the "Pay Rate"). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the "PIK Amount") equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. The Company has exercised its option to pay all PIK in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016.

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

The Investment Agreement contains financial covenants including, but not limited to, funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, reducing to 3.75 to 1 at March 31, 2014 and reducing to 3.50 to 1 at March 31, 2015. The second financial covenant limits the Company's ratio of Senior Debt (defined as amounts borrowed from the Bank and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, reducing to 3.25 to 1 on March 31, 2014 and reducing to 3.00 to 1 on March 31, 2015. The third financial covenant requires that the Company maintains a basic fixed charge coverage ratio of at least 1.05 to 1.0. At March 31, 2012, we were in compliance with all of our covenants.

Under the Investment Agreement, the Company is permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to its then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased, (b) the price and terms of such acquisition, (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement, and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of equity interests issued by the Company during the nine-month period prior to the closing of such acquisition to the extent the Company notifies Caltius in writing of the use of such cash consideration from sales such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25.0 million; (vii) the post-closing availability under the Senior Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that the Company and its co-borrowers have completed in such fiscal year does not exceed three; and (ix) the Company shall have provided to Caltius certain deliverables for such acquisition.

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

DBA – Notes Payable

In connection with the close of the acquisition of DBA, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable on a quarterly basis. The principal amount of the notes is payable annually on March 31 in three equal payments. The Company has repaid a portion of the note early in the amount of $98,725 in connection with termination of some former DBA employees who were also shareholders.

The notes contained an Optional Forced Conversion Right which allowed the Company in its sole discretion on or before the expiration of the third month following three month anniversary of the closing date, to elect to satisfy up to $2.4 million of the notes by the issuance of Company common stock. Accordingly, in May 2011, the Company elected to satisfy $2.4 million of the notes through the issuance of 1,071,429 shares of the Company's common stock.

Bank of America – Credit Facility

Effective December 1, 2011, the Company entered into an agreement (the "Loan Agreement") with Bank of America, N.A. (the "Lender"). Under the Loan Agreement, the Lender provided the Company with a $20.0 million senior secured credit facility, including a $1.0 million sublimit to support letters of credit (collectively, the "Senior Facility"). Advances under the Senior Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. The Senior Facility had the effect of amending and fully restating our pre-existing senior credit facility with the Lender as amended from time to time, to accommodate the subordinated debt provided by Caltius, as described below. Borrowings under the Senior Facility accrue interest, at the Company’s option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Senior Facility based on the Company’s performance relative to certain financial covenants. The Senior Facility has a maturity date of November 30, 2013, and is collateralized by the Company's accounts receivable and other assets of its subsidiaries. Advances under the Senior Facility of up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable are available to fund future acquisitions, capital expenditures or for other corporate purposes.

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

The co-borrowers of the Senior Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), RTS (f/k/a Radiant Logistics Global Services, Inc.), RCS and RLP. As a co-borrower under the Senior Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Senior Facility, including those advanced to RLP. At March 31, 2012, the Company was in compliance with all of its covenants.

As of March 31, 2012, the Company had $7,579,106 in advances under the Senior Facility and $3,912,575 in outstanding payments which had not yet been processed by the bank. The outstanding payments have been reclassified from cash, as they will be advanced from, or against, the Senior Facility when processed by the bank.

At March 31, 2012, based on available collateral and $491,800 in outstanding letter of credit commitments, there was $11,925,288 available for borrowing under the Senior Facility based on advances outstanding.

NOTE	14 – PROVISION FOR INCOME TAXES

For the three months ended March 31, 2012, the Company recognized a net income tax benefit of $45,732 which consisted of current income tax benefit of $8,871 and deferred income tax benefit of $36,861. For the three months ended March 31, 2011, the Company recognized net income tax expense of $472,379 which consisted of current income tax expense of $504,468, and deferred income tax benefit of $32,089.

For the nine months ended March 31, 2012, the Company recognized net income tax expense of $843,703 which consisted of current income tax expense of $764,766 and deferred income tax expense of $78,937. For the nine months ended March 31, 2011, the Company recognized net income tax expense of $1,391,241 which consisted of current income tax expense of $1,422,337, and deferred income tax benefit of $31,096.

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2008, 2009, 2010 and 2011.

NOTE	15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2012 and 2011, none of the shares were issued or outstanding. .

NOTE	16 – SHARE-BASED COMPENSATION

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

Share-based compensation costs recognized during the nine months ended March 31, 2012, include compensation costs based on the fair value estimated on the grant-date for all share-based payments granted to date. No options have been exercised as of March 31, 2012.

During the nine months ended March 31, 2012, the weighted average fair value per share of employee options granted in October 2011 was $1.27 and the weighted average fair value per share of employee options granted in December 2011 was $1.49. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	October 2011	December 2011
Risk-Free Interest Rate	0.47%	0.39% to 0.49%
Expected Term	6.5 years	6.5 years
Expected Volatility	58.75%	71.84%
Expected Dividend Yield	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

During the nine months ended March 31, 2012 and 2011, the Company recognized stock option compensation expense of $134,091 and $95,564, respectively. The following table summarizes activity under the plan for the nine months ended March 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding at June 30, 2011	3,865,242	$0.58	5.57 years	$7,049,001
Granted	664,493	2.35
Exercised	-	-
Forfeited	51,218	0.69
Expired	-	-
Outstanding at March 31, 2012	4,478,517	$0.84	5.50 years	$6,207,235
Exercisable at March 31, 2012	3,150,602	$0.55	4.24 years	$5,211,811

NOTE	17 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Three months ended March 31:
Revenue	$45,287	$22,768	$25,462	$19,262	$70,749	$42,030
Cost of transportation	30,140	13,634	20,292	15,371	50,432	29,005
Net revenue	$15,147	$9,134	$5,170	$3,891	$20,317	$13,025

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Nine months ended March 31:
Revenue	$130,606	$72,555	$84,589	$60,333	$215,195	$132,888
Cost of transportation	85,356	44,552	68,035	47,010	153,391	91,562
Net revenue	$45,250	$28,003	$16,554	$13,323	$61,804	$41,326

NOTE	18 – SUBSEQUENT EVENT

On May 11, 2012, the Company’s shelf Registration Statement on Form S-3 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, from time to time, may sell common stock, preferred stock, debt securities or warrants to purchase common stock or debt securities, or any combination of these securities, in one or more offerings in amounts, at prices and on the terms that will be determined at the time of the offering. The aggregate initial offering price of all securities that may be sold by the Company under the Registration Statement will not exceed $75.0 million. The Company's willingness and ability to raise capital pursuant to the Registration Statement will depend upon a number of circumstances, including without limitation, the Company's need for additional capital to fund operations, organic growth or acquisitions, the Company's financial and operating performance and the receptiveness of the capital markets to potential offerings by the Company. As of the date of this report the Company does not have any agreements with respect to the issuance of securities pursuant to the Registration Statement.

In addition, the Registration Statement covers the resale of up to 1,052,333 shares of the Company’s common stock by the selling stockholders named in the prospectus included in the Registration Statement. The Company will not receive any proceeds from the sale of any securities by the selling stockholders.

On May 15, 2012, the Company entered into a First Loan Modification Agreement to its Senior Facility that, among other things, amends the definition of EBITDA to provide that changes in contingent consideration will adjust EBITDA as defined in the Agreement. The description of the First Loan Modification to our Senior Facility is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.1, and is incorporated by reference herein.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, we have assumed, for the purposes of our forward-looking statements, that, as it pertains to our recent acquisitions of Isla International, Ltd., DBA and Brunswicks Logistics, such acquired businesses will be able to, among others: (i) maintain an operating platform that will enable them to maintain and expand their future operations and service their existing customer base in a manner consistent with their past practices; (ii) maintain the core of key personnel that have been material to their ongoing operations and customer services; (iii) maintain and grow their revenues and operating margins in a manner consistent with the trends demonstrated by their most recent results of operations; and (iv) integrate their operations with our existing operations to realize expected financial and operational cost and revenue synergies. As it pertains to such recent acquisitions, important factors that could cause our actual results to differ from our expectations, include but are not limited to, among others: (i) any negative discrepancies between the unaudited results of operations of the acquired businesses provided to us in the acquisition process, upon which we have relied, and future audited results of operations for the same period; (ii) any disruption in the acquired management teams; (iii) any material reduction in the level of business derived from the historic customers and/or the continued customer relationships provided by the acquired businesses; (iv) any adverse effect the acquisition could have on their existing customers, agents and employees; (v) any adverse effect the acquisitions could have on our historic and existing network of exclusive agency locations; (vi) any material adverse change in the composition of customers of the acquired businesses; (vii) any unexpected liabilities that we could be exposed to by virtue of the acquisitions; and (viii) any claims that may arise in the future under the agreements underlying the acquisitions. Our actual operating performance, events, trends or plans may also differ materially from those set forth in our forward-looking statements based upon the inherent risks associated with our ability to: (i) use our current infrastructure as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our exclusive agency offices; (iii) continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and network of operating locations; (iv) maintain and enhance the future operations of our company owned operating locations; (v) continue growing our business and maintain historical or increased gross profit margins; (vi) locate suitable acquisition opportunities; (vii) secure the financing necessary to complete any acquisition opportunities we locate; (viii) assess and respond to competitive practices in the industries in which we compete; (ix) mitigate, to the best extent possible, our dependence on current management and certain of our larger exclusive agency locations; (x) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (xi) assess and respond to such other factors which may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of our annual report on Form 10-K for the year ended June 30, 2011, in this Quarterly Report on Form 10-Q, and in the Company’s Registration Statement on Form S-3. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a non-asset based logistics company providing domestic and international freight forwarding and fulfillment services through a network of company-owned and exclusive agent offices across North America operating under the Airgroup, Adcom, DBA and Radiant brands. We service a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. Our corporate office is located in Bellevue, Washington.

We have adopted a growth strategy focused on organic and acquisitive growth as we believe that building the size, scope and scale of our operating platform and service offerings will provide competitive advantages designed to attract and retain future customers and continue to expand our network of independent agency stations. Our organic growth efforts continue to focus on the build-out of our network of exclusive agency offices, enhancing our back-office infrastructure and transportation and accounting systems, and strengthening and retaining existing, and expanding new customer relationships. Successful implementation of our organic growth strategy depends on our ability to develop new agency locations and successfully integrate completed acquisitions.

As we continue to add to our network of exclusive agent locations, we are executing an acquisition strategy to develop additional growth opportunities. We have adopted an acquisition strategy in order to, among others, secure greater efficiencies in our ability to acquire purchased transportation, as well as to gain enhanced yield through revenue and cost synergies. This in turn provides a greater value proposition to the exclusive agents on which we depend. The success or our acquisition strategy depends upon a number of factors, including our ability to: (i) identify and acquire target businesses that fit within our acquisition criteria; (ii) continue to secure adequate funding to finance identified acquisition opportunities; (iii) efficiently integrate the businesses of the companies acquired; (iv) generate the anticipated economies of scale from the integration; and (v) maintain the historic sales growth of the acquired businesses in order to generate organic growth from the acquired business. There are a variety of risks associated with our ability to achieve our strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates.

We will continue to search for targets that fit within our acquisition criteria. Our ability to continue to secure adequate funding to finance acquisition opportunities will depend upon, among other things, our ability to sell debt or equity securities, continued cooperation by our current lenders and the development of an active trading market for our securities. Although we can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market, we were successful in securing $10.0 million in senior subordinated debt in December 2011. The Company’s universal shelf registration statement on Form S-3, declared effective May 11, 2012, provides the Company flexibility to raise capital through the sale of registered debt or equity securities to the investing public. We have completed five material acquisitions since our initial acquisition of Airgroup in January of 2006. In November 2007, we acquired certain assets of the Automotive Services Group. in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, we acquired DBA Distribution Services, Inc. ("DBA"), which operates under the trade name "Distribution by Air", adding two company owned logistics stations located in Somerset, New Jersey and Los Angeles, California and 23 agency officers across North America. In December 2011 we acquired Isla International Ltd. ("Isla") which added a company-owned logistics station located in Laredo, Texas serving as the Company's gateway to the Mexico markets. Isla provides us with bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas. In February 2012, we acquired Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”) which added a company-owned logistics station located in New York-JFK, a strategic location for domestic and international logistics services.

Subsequent to our acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") to better position our centralized back-office operations to service the Airgroup, Adcom, DBA and Radiant brands. RGL, through the Airgroup, Adcom, DBA and Radiant brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers and international agents positioned strategically around the world. We have built a global transportation and supply chain management company offering our customers domestic and international freight forwarding services and other value-added supply chain management services, including order fulfillment, inventory management, and warehousing.

Performance Metrics

Our principal source of income is derived from freight forwarding services. As a freight forwarder, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.), and the means of transport (motor carrier, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. We act principally as the service provider to add value in the execution and procurement of these services to our customers. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. In addition, management believes measuring our operating costs as a function of net transportation revenue provides a useful metric, as our ability to control costs as a function of net transportation revenue directly impacts operating earnings.

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the purchase method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Our GAAP-based net income (loss) will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets attributable to completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income (loss) will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business.

Further, the financial covenants of our credit facility are measured against adjusted EBITDA which excludes costs related to share-based compensation expense, change in contingent consideration, extraordinary items and other non-cash charges.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma information to include the effects on our consolidated financial statements of our acquisitions of DBA, Isla, and ALBS. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of DBA, Isla, and ALBS, as if we had acquired all of them as of July 1, 2010.

The pro forma financial data are not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

Three months ended March 31, 2012 (actual and unaudited) and March 31, 2011 (actual and unaudited)

We generated transportation revenue of $70.7 million and $42.0 million and net transportation revenue of $20.3 million and $13.0 million for the three months ended March 31, 2012 and 2011, respectively. Net loss was less than $0.1 million for the three months ended March 31, 2012, and net income was $0.8 million for the three months ended March 31, 2011.

We had adjusted EBITDA of $1.6 million and $1.5 million for three months ended March 31, 2012 and 2011, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP measure for the three months ended March 31, 2012 and 2011.

The following table provides a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,		Change
	2012	2011	Amount	Percent

Net income (loss)	$(75)	$771	$(846)	(109.7%)
Income tax expense (benefit)	(46)	472	(518)	(109.7%)
Net interest expense	469	28	441	1,575.0%
Depreciation and amortization	1,030	253	777	307.1%

EBITDA	$1,378	$1,524	$(146)	(9.6%)

Share based compensation and other non-cash costs	69	16	53	331.3%
Change in contingent consideration	20	-	20	NM
Expenses specifically attributable to acquisitions	141	-	141	NM
Adjusted EBITDA	$1,608	$1,540	$68	4.4%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended March 31, 2012 and 2011 (actual and unaudited):

	Three months ended March 31,		Change
	2012	2011	Amount	Percent

Transportation revenue	$70,749	$42,030	$28,719	68.3%
Cost of transportation	50,432	29,005	21,427	73.9%

Net transportation revenue	$20,317	$13,025	$7,292	56.0%
Net transportation margins	28.7%	31.0%

Transportation revenue was $70.7 million for the three months ended March 31, 2012, an increase of 68.3% over transportation revenue of $42.0 million for the three months ended March 31, 2011. Domestic transportation revenue increased by 98.9% to $45.3 million for the three months ended March 31, 2012, from $22.8 million for the three months ended March 31, 2011. International transportation revenue increased by 32.2% to $25.5 million for the three months ended March 31, 2012, from $19.3 million for the comparable prior year period. These increases in revenue were due principally to incremental revenues attributed to our acquisition of DBA, Isla, and ALBS.

Cost of transportation increased 73.9% to $50.4 million for the three months ended March 31, 2012, compared to $29.0 million for the three months ended March 31, 2011. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation margins decreased to 28.7% of transportation revenue for the three months ended March 31, 2012, as compared to 31.0% of transportation revenue for the three months ended March 31, 2011. The margin reduction is attributable to differing product mixes of shipments throughout the quarter and the inclusion of our recently acquired operations included in the current quarter which are providing services that typically yield lower margins than the comparable prior year period.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2012 and 2011 (actual and unaudited):

	Three months ended March 31,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$20,317	100.0%	$13,025	100.0%	$7,292	56.0%

Agent commissions	12,260	60.3%	8,847	67.9%	3,413	38.6%
Personnel costs	3,354	16.5%	1,577	12.1%	1,777	112.7%
Selling, general and administrative	3,023	14.9%	1,100	8.5%	1,923	174.8%
Transition costs associated with DBA acquisition	331	1.6%	-	0.0%	331	NM
Change in contingent consideration	20	0.1%	-	0.0%	20	NM
Depreciation and amortization	1,030	5.1%	253	1.9%	777	307.1%

Total operating expenses	20,018	98.5%	11,777	90.4%	8,241	70.0%

Income from operations	299	1.5%	1,248	9.6%	(949)	(76.0%)
Other income (expense)	(372)	(1.9%)	21	0.1%	(393)	(1,871.4%)

Income (loss) before income taxes and non-controlling interest	(73)	(0.4%)	1,269	9.7%	(1,342)	(105.8%)
Income tax benefit (expense)	46	0.3%	(472)	(3.6%)	518	(109.7%)

Income (loss) before non-controlling interest	(27)	(0.1%)	797	6.1%	(824)	(103.4%)
Non-controlling interest	(48)	(0.3%)	(26)	(0.2%)	(22)	(84.6%)

Net income (loss)	$(75)	(0.4%)	$771	5.9%	$(846)	(109.7%)

Agent commissions were $12.3 million for the three months ended March 31, 2012, an increase of 38.6% from $8.8 million for the three months ended March 31, 2011. The increase is primarily attributable to the addition of DBA agent-based stations in April 2011. Agent commissions as a percentage of net transportation revenue decreased to 60.3% for the three months ended March 31, 2012, from 67.9% for the comparable prior year period as a result of our acquisitions of DBA, ISLA, and ALBS, which added company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK and are not paid commissions as these are company owned locations.

Personnel costs were $3.4 million for the three months ended March 31, 2012, an increase of 112.7% from $1.6 million for the three months ended March 31, 2011. Personnel costs as a percentage of net transportation revenue increased to 16.5% for the three months ended March 31, 2012, from 12.1% for the comparable prior year period. The increase is primarily attributable to our acquisitions of DBA, Isla, and ALBS, which added the personnel costs associated with the new company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK.

Selling, general and administrative costs were $3.0 million for the three months ended March 31, 2012, an increase of 174.8% from $1.1 million for the three months ended March 31, 2011. As a percentage of net transportation revenue, selling, general and administrative costs increased to 14.9% for the three months ended March 31, 2012, from 8.5% for the comparable prior year period. These higher costs were driven, in part, by the incremental facilities costs of our new Company-owned locations which were as expected, as well as by the non-recurring transaction expenses of approximately $141,000 incurred in connection with our recent acquisitions and approximately $287,000 which we incurred in connection with our up-listing to the NYSE Amex and the on-going dispute with the former DBA shareholders and other legal matters.

Transition costs associated with the DBA acquisition were $0.3 million for the three months ended March 31, 2012. Transition costs consist of personnel costs related to employees whose positions will be eliminated with the integration of DBA into Radiant. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.6% for the three months ended March 31, 2012.

Depreciation and amortization costs for the three months ended March 31, 2012, were $1.0 million, an increase of 307.1% from $0.3 million for the three months ended March 31, 2011. Depreciation and amortization as a percentage of net transportation revenue increased to 5.1% for the three months ended March 31, 2012, from 1.9% for the comparable prior year period. The increase is primarily due to amortization costs associated with our acquisitions of DBA, Isla, and ALBS.

Income from operations was $0.3 million for the three months ended March 31, 2012, a 76.0% decrease of $0.9 million as compared to $1.2 million for the three months ended March 31, 2011.

Other expense was ($0.4) million for the three months ended March 31, 2012, compared to less than $0.1 million for the three months ended March 31, 2011.

Our net loss was less than $0.1 million for the three months ended March 31, 2012, reflecting a 109.7% decrease in results of $0.8 million as compared to net income of $0.8 million for the three months ended March 31, 2011, driven principally by the increased amortization of intangibles resulting from our recent acquisition activities and from the non-recurring items identified below. Our net loss for the current quarter also reflected a decrease in results of operations as compared to the two most recent quarters ended September 30, 2011 and December 31, 2011, as these prior periods were not burdened by these non-cash and non-recurring charges. Although we do not believe the deterioration in GAAP-based earnings is reflective of the true earnings power of the business, our near-term earnings have and will continue to be negatively impacted as a result of these incremental non-cash charges and other non-recurring costs including, transition costs related to our recent DBA acquisition, lost revenue experienced by our Los Angeles DBA office, and the legal expenses incurred in connection with the legal proceedings  relating to the DBA acquisition, although it is our expectation that some or all of these amounts may be recoverable in our claims brought against the DBA shareholders.

Nine months ended March 31, 2012 (actual and unaudited) and March 31, 2011 (actual and unaudited)

We generated transportation revenue of $215.2 million and $132.9 million and net transportation revenue of $61.8 million and $41.3 million for the nine months ended March 31, 2012 and 2011, respectively. Net income was $1.0 million for the nine months ended March 31, 2012, compared to net income of $2.3 million for the nine months ended March 31, 2011.

We had adjusted EBITDA of $5.2 million and $4.9 million for the nine months ended March 31, 2012 and 2011, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our credit facility. As explained above, we believe that EBITDA is useful to us and to our investors in evaluating and measuring our financial performance. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. Set forth below is a reconciliation of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP measure for the nine months ended March 31, 2012 and 2011.

The following table provides a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands), for the nine months ended March 31, 2012 and 2011:

	Nine months ended March 31,		Change
	2012	2011	Amount	Percent

Net income	$998	$2,270	$(1,272)	(56.0%)
Income tax expense	844	1,392	(548)	(39.4%)
Net interest expense	762	100	662	662.0%
Depreciation and amortization	2,020	905	1,115	123.2%

EBITDA	$4,624	$4,667	$(43)	(0.9%)

Share-based compensation and other non-cash costs	134	104	30	28.8%
Change in contingent consideration	20	-	20	NM
Expenses specifically attributable to acquisitions	409	-	409	NM
Loss on litigation settlement	-	150	(150)	100.0%
Adjusted EBITDA	$5,187	$4,921	$266	5.4%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2012 and 2011 (actual and unaudited):

	Nine months ended March 31,		Change
	2012	2011	Amount	Percent

Transportation revenue	$215,195	$132,888	$82,307	61.9%
Cost of transportation	153,391	91,562	61,829	67.5%

Net transportation revenue	$61,804	$41,326	$20,478	49.6%
Net transportation margins	28.7%	31.1%

Transportation revenue was $215.2 million for the nine months ended March 31, 2012, an increase of 61.9% over transportation revenue of $132.9 million for the nine months ended March 31, 2011. Domestic transportation revenue increased by 80.0% to $130.6 million for the nine months ended March 31, 2012, from $72.6 million for the nine months ended March 31, 2011. International transportation revenue increased by 40.2% to $84.6 million for the nine months ended March 31, 2012, from $60.3 million for the comparable prior year period. These increases in revenue are due principally to incremental revenues attributed to our acquisitions of DBA, Isla, and ALBS.

Cost of transportation increased 67.5% to $153.4 million for the nine months ended March 31, 2012, compared to $91.6 million for the nine months ended March 31, 2011, as a result of increased volume as reflected in our increased transportation revenues.

Net transportation margins decreased to 28.7% of transportation revenue for the nine months ended March 31, 2012, as compared to 31.1% of transportation revenue for the nine months ended March 31, 2011. The margin reduction is attributable to differing product mixes of shipments throughout the quarter and the inclusion of our recently acquired operations included in the current 9 month period which are providing services that typically yield lower margins than the comparable prior year period.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2012 and 2011 (actual and unaudited):

	Nine months ended March 31,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$61,804	100.0%	$41,326	100.0%	$20,478	49.6%

Agent commissions	38,904	62.9%	28,530	69.0%	10,374	36.4%
Personnel costs	9,326	15.1%	4,695	11.4%	4,631	98.6%
Selling, general and administrative	8,116	13.1%	3,303	8.0%	4,813	145.7%
Transition costs	894	1.5%	-	0.0%	894	NM
Change in contingent consideration	20	0.0%	-	0.0%	20	NM
Depreciation and amortization	2,020	3.3%	905	2.2%	1,115	123.2%

Total operating expenses	59,280	95.9%	37,433	90.6%	21,847	58.4%

Income from operations	2,524	4.1%	3,893	9.4%	(1,369)	(35.2%)
Loss on litigation settlement	-	0.0%	(150)	(0.4%)	(150)	(100.0%)
Other income (expense)	(545)	(0.9%)	38	0.1%	(583)	(1,534.2%)

Income before income taxes and non-controlling interest	1,979	3.2%	3,781	9.1%	(1,802)	(47.7%)
Income tax expense	(844)	(1.4%)	(1,392)	(3.4%)	548	(39.4%)

Income before non-controlling interest	1,135	1.8%	2,389	5.7%	(1,254)	(52.5%)
Non-controlling interest	(137)	(0.2%)	(119)	(0.3%)	(18)	15.1%

Net income	$998	1.6%	$2,270	5.4%	$(1,272)	(56.0%)

Agent commissions were $38.9 million for the nine months ended March 31, 2012, an increase of 36.4% from $28.5 million for the nine months ended March 31, 2011. The increase is primarily attributable to the addition of DBA agent-based stations in April 2011. Agent commissions as a percentage of net transportation revenue decreased to 62.9% for the nine months ended March 31, 2012, from 69.0% for the comparable prior year period. This decrease is a result of our acquisitions of DBA, Isla, and ALBS, which added company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK, where commissions are not payable.

Personnel costs were $9.3 million for the nine months ended March 31, 2012, an increase of 98.6% from $4.7 million for the nine months ended March 31, 2011. Personnel costs as a percentage of net transportation revenue increased to 15.1% for the nine months ended March 31, 2012, from 11.4% for the comparable prior year period. The increase is primarily attributable to our acquisitions of DBA, Isla, and ALBS, which added the personnel costs associated with the new company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK.

Selling, general and administrative costs were $8.1 million for the nine months ended March 31, 2012, an increase of 145.7% from $3.3 million for the nine months ended March 31, 2011. Selling, general and administrative costs as a percentage of net transportation revenue increased to 13.1% for the nine months ended March 31, 2012, from 8.0% for the nine months ended March 31, 2011. The increase was primarily due to our acquisitions of DBA and Isla which added costs associated with the new company-owned operations in Newark, Los Angeles, Laredo, and ALBS, combined with non-recurring legal expenses incurred in connection with the Isla and ALBS transactions.

Transition costs associated with the DBA acquisition were $0.9 million for the nine months ended March 31, 2012. Transition costs consist of personnel costs related to employees whose positions will be eliminated with the integration of DBA into Radiant. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.5% for the nine months ended March 31, 2012.

Depreciation and amortization costs for the nine months ended March 31, 2012, were $2.0 million, an increase of 123.2% from $0.9 million for the nine months ended March 31, 2011. Depreciation and amortization as a percentage of net transportation revenue increased to 3.3% for the nine months ended March 31, 2012, from 2.2% for the comparable prior year period. The increase is primarily due to amortization costs associated with our acquisitions of DBA, Isla, and ALBS.

Income from operations was $2.5 million for the nine months ended March 31, 2012, a 35.2% decrease of $1.4 million as compared to income from operations of $3.9 million for the nine months ended March 31, 2011.

Other expense was $0.5 million for the nine months ended March 31, 2012, compared to $0.1 million (including the loss on litigation settlement) for the nine months ended March 31, 2011.

Net income was $1.0 million for the nine months ended March 31, 2012, a 56.0% decrease of $1.3 million as compared to net income of $2.3 million for the nine months ended March 31, 2011, driven principally by the increased amortization of intangibles resulting from our recent acquisition activities and from the non-recurring items identified below. Although we do not believe the deterioration in GAAP-based earnings is reflective of the true earnings power of the business, our near-term earnings have and will continue to be negatively impacted as a result of these incremental non-cash charges and other non-recurring costs including, transition costs related to our recent DBA acquisition, lost revenue experienced by our Los Angeles DBA office, and the legal expenses incurred in connection with the legal proceedings  relating to the DBA acquisition, although it is our expectation that some or all of these amounts may be recoverable in our claims brought against the DBA shareholders.

Supplemental Pro forma Information

The following table provides a reconciliation of March 31, 2012 (pro forma and unaudited) and March 31, 2011 (pro forma and unaudited) adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2012	2011	Amount	Percent

Net income	$1,718	$1,900	$(182)	(9.6%)
Income tax expense	1,285	1,398	(113)	(8.1%)
Net interest expense	1,370	1,278	92	7.2%
Depreciation and amortization	3,320	3,261	59	1.8%

EBITDA	$7,693	$7,837	$(144)	(1.8%)

Share-based compensation and other non-cash costs	134	107	27	25.2%
Change in contingent consideration	20	-	20	NM
Expenses specifically attributable to acquisitions	409	-	409	NM
Loss on litigation settlement	-	150	(150)	(100.0%)
Adjusted EBITDA	$8,256	$8,094	$162	2.0%

The following table summarizes March 31, 2012 (pro forma and unaudited) and March 31, 2011 (pro forma and unaudited) transportation revenue, cost of transportation and net transportation revenue (in thousands):

	Nine months ended March 31,		Change
	2012	2011	Amount	Percent

Transportation revenue	$242,105	$237,866	$4,239	1.8%
Cost of transportation	173,624	165,325	8,299	5.0%

Net transportation revenue	$68,481	$72,541	$(4,060)	(5.6%)
Net transportation margins	28.3%	30.5%

Pro forma transportation revenue was $242.1 million for the nine months ended March 31, 2012, an increase of 1.8% over pro forma transportation revenue of $237.9 million for the nine months ended March 31, 2011.

Pro forma cost of transportation was $173.6 million for the nine months ended March 31, 2012, an increase of 5.0% over pro forma cost of transportation of $165.3 million for the nine months ended March 31, 2011.

Pro forma net transportation margins decreased to 28.3% for the nine months ended March 31, 2012, compared to pro forma net transportation margins of 30.5% for the nine months ended March 31, 2011.

The following table compares certain condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2012 (pro forma and unaudited) and March 31, 2011 (pro forma and unaudited):

	Nine months ended March 31,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$68,481	100.0%	$72,541	100.0%	$(4,060)	(5.6%)

Agent commissions	38,905	56.8%	44,192	60.9%	(5,287)	(12.0%)
Personnel costs	11,457	16.8%	12,513	17.2%	(1,056)	(8.4%)
Selling, general and administrative	9,594	14.0%	7,939	11.0%	1,655	20.8%
Transition costs	893	1.3%	-	0.0%	893	NM
Change in contingent consideration	20	0.0%	-	0.0%	20	NM
Depreciation and amortization	3,320	4.8%	3,261	4.5%	59	1.8%

Total operating expenses	64,189	93.7%	67,905	93.6%	(3,716)	(5.5%)

Income from operations	4,292	6.3%	4,636	6.4%	(344)	(7.4%)
Loss on litigation settlement	-	0.0%	(150)	(0.2%)	150	(100.0%)
Other income (expense)	(1,152)	(1.7%)	(1,069)	(1.5%)	(83)	7.8%

Income before income taxes and non-controlling interest	3,140	4.6%	3,417	4.7%	(277)	(8.1%)
Income tax expense	(1,285)	(1.9%)	(1,398)	(1.9%)	113	(8.1%)

Income before non-controlling interest	1,855	2.7%	2,019	2.8%	(164)	(8.1%)
Non-controlling interest	(137)	(0.2%)	(119)	(0.2%)	(18)	(15.1%)

Net income	$1,718	2.5%	$1,900	2.6%	$(182)	(9.6%)

Pro forma agent commissions were $38.9 million for the nine months ended March 31, 2012, a decrease of 12.0% from $44.2 million for the pro forma nine months ended March 31, 2011. Pro forma agent commissions as a percentage of net transportation revenue decreased to 56.8% of net transportation revenue for the nine months ended March 31, 2012, compared to 60.9% for pro forma nine months ended March 31, 2011.

Pro forma personnel costs were $11.5 million for the nine months ended March 31, 2012, a decrease of 8.4% from $12.5 million for the pro forma nine months ended March 31, 2011. Pro forma personnel costs as a percentage of net transportation revenue decreased to 16.8% of net transportation revenue for nine months ended March 31, 2012, compared to 17.2% for pro forma nine months ended March 31, 2011.

Pro forma selling, general and administrative costs were $9.6 million for the nine months ended March 31, 2012, an increase of 20.8% from $7.9 million for the pro forma nine months ended March 31, 2011. As a percentage of net transportation revenue, pro forma selling, general and administrative costs increased to 14.0% for nine months ended March 31, 2012, from 11.0% pro forma nine months ended March 31, 2011.

Transition costs associated with the DBA acquisition were $0.9 million for the nine months ended March 31, 2012. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, non-recurring transition costs were 1.3% for the nine months ended March 31, 2012.

Pro forma depreciation and amortization costs were $3.3 million for the nine months ended March 31, 2012, an increase of 1.8% from $3.2 million for the pro forma nine months ended March 31, 2011. As a percentage of net transportation revenue, pro forma depreciation and amortization costs increased to 4.8% for nine months ended March 31, 2012, from 4.5% pro forma nine months ended March 31, 2011.

Pro forma income from operations was $4.3 million for the nine months ended March 31, 2012, compared to pro forma income from operations of $4.6 million for the nine months ended March 31, 2011.

Pro forma other expense was $1.1 million for the nine months ended March 31, 2012, compared to pro forma other expense of $1.2 million (including the loss on litigation settlement) for the nine months ended March 31, 2011.

Pro forma net income was $1.7 million for the nine months ended March 31, 2012, compared to net income of $1.9 million for the pro forma nine months ended March 31, 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.3 million for the nine months ended March 31, 2012, compared to $3.6 million for the nine months ended March 31, 2011. The change was principally driven by growth in transportation revenues as well as decreases in prepaid services, increases in accounts payable and accrued transportation costs partially offset by increases in outstanding receivables and income tax deposit.

Net cash used in investing activities was $11.4 million for the nine months ended March 31, 2012, compared to $0.6 million for the nine months ended March 31, 2011. Use of cash for the nine months ended March 31, 2012, consisted of $7.7 million related to the acquisition of Isla, $2.7 million related to the acquisition of ALBS, the purchase of $0.5 million of fixed assets and payments made to former shareholders of acquired operations totaling $0.5 million. Use of cash for the nine months ended March 31, 2011, consisted of the purchase of $0.2 million in fixed assets and payments made to the former shareholders of acquired operations totaling $0.3 million.

Net cash provided by financing activities was $10.3 million for the nine months ended March 31, 2012, compared to net cash used of $3.6 million for the nine months ended March 31, 2011. The cash provided by financing activities for the nine months ended March 31, 2012, consisted primarily of net proceeds from the issuance of debt to Caltius of $9.4 million, net proceeds from our credit facility of $1.2 million, repayments of notes payable to former shareholders of acquired operations of $0.1 million and distributions to the non-controlling interest of a subsidiary of $0.1 million. The cash used in financing activities for the nine months ended March 31, 2011, consisted of net repayments of our credit facility of $3.0 million, distributions to the non-controlling interest of a subsidiary of less than $0.1 million and $0.5 million of treasury stock purchases.

Acquisitions

Below are descriptions of material acquisitions we have made since 2008, including a breakdown of consideration paid at closing and future potential earn-out payments. We define "material acquisitions" as those with aggregate potential consideration of $1.0 million or more.

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

As of March 31, 2012, we owe the former shareholder of Adcom Express, Inc. $33,708 in cash.

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

The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (payable in principal installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum), and $1.8 million payable in cash upon the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved, or no later than 18 months following the closing.  A conversion feature was included in the notes, and in May 2011, we elected to satisfy $2.4 million of the Company notes through the issuance of 1,071,429 shares of our common stock.  The remaining Company notes may be subject to acceleration upon occurrence of a "Corporate Transaction" (as defined in the Agreement), which includes a future sale of DBA or the Company or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under our revolving credit facility.

In January 2012, we asserted certain claims for indemnification against the former shareholders of DBA, relating to actions taken by certain former DBA shareholders following the transaction that we believe constitute breaches under the Agreement and Plan of Merger, and for which we have asserted set-off rights against certain future payments due to the former DBA shareholders under the Agreement and Plan of Merger. In a related matter, we have also commenced a legal action against an affiliate of a former DBA shareholder asserting damages and seeking injunctive relief relating to customer solicitations that we believe constitute a breach of certain non-competition and non-solicitation obligations owed to the Company. Further reference is made to Item 1A, Part II of this Report, Risk Factors-DBA Claims Notice and Related Matters.

In connection with the acquisition of DBA, we entered into a sixth modification to amend our secured credit facility (the "Facility") with Bank of America N.A. ("BofA"), extending the maturity to March 31, 2013, which was subsequently extended to November 30, 2013. The Facility is in the principal amount of $20 million (including availability for letters of credit), and provides for advances of up to 80% of our eligible accounts receivable. Advances under the facility are available to fund future acquisitions, capital expenditures or for other corporate purposes.

Isla International

On December 1, 2011, through our wholly-owned subsidiary, RGL, we closed on an Asset Purchase Agreement dated November 15, 2011 (the "APA") to acquire the business of Laredo, Texas based Isla International, Ltd. ("Isla"). ISLA is a privately-held company providing a full range of cross-border transportation and logistics services between the United States and Mexico. Pursuant to the APA, we acquired the historic operations, employee base, operating methods and systems, customer relationships and goodwill of Isla. We did not, however, acquire any accounts receivable and we did not assume accounts payable and other certain obligations.

The transaction is valued at up to approximately $15.0 million, consisting of: (i) cash of $7,656,582 paid at closing, (ii) $1.325 million payable by issuing 552,333 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing, based upon the acquired Isla business unit generating a "Modified Gross Profit Contribution" (as defined within the Asset Purchase Agreement) of $6,927,644 for each twelve month earn-out period following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate "Modified Gross Profit Contribution" of the acquired Isla business unit during the four-year earn-out period exceeds $27,710,576, with such payment not to exceed $2.0 million.  The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole option (and provided we remain current in our periodic reports filed under the Securities Exchange Act of 1934, and maintain the listing of our common shares on an exchange or automated quotation system), elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.  During the earn-out period, RGL has agreed to a number of operational covenants regarding the post-closing operation of the acquired Isla business unit, including, among others, affirmative covenants: (i) to account for and operate the acquired Isla International business as a separate profit center; and (ii) to permit the former owner and President of Isla to operate the acquired Isla business unit in the manner historically operated; and negative covenants which prohibit: (i) the sale of the assets of the Isla business unit; and (ii) terminating, without cause, the employment of certain key operating personnel of the Isla business unit.

The transaction was financed through the net proceeds made available through the issuance of $10.0 million in subordinated debt. As well, in connection with the transaction, we entered into an amended and restated revolving credit facility (the "Senior Facility") with our senior lender, BofA, extending the maturity to November 30, 2013.

Brunswicks Logistics, Inc. d/b/a/ ALBS Logistics

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of New York based Brunswicks Logistics, Inc. d/b/a ALBS Logistics Company ("ALBS"), a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of: (i) cash of $2,655,000 paid at closing, (ii) $295,000 payable in shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares); (iii) up to $3.325 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, with such payment not to exceed $1.0 million.

The transaction was financed with proceeds from the credit facility with Bank of America, N.A.

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

The terms of the Senior Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Senior Facility. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at December 31, 2012, reducing to 3.5 to 1 at December 31, 2013, and reducing to 3.25 to 1 at December 31, 2014. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from the Bank) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 2.50 to 1 and reducing to 2.25 to 1 on December 31, 2012. The third financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.25 to 1.0. The fourth financial covenant is a minimum profitability standard which requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods. On May 15, 2012, the Company entered into a First Loan Modification Agreement that, among other things, amends the definition of EBITDA to provide that changes in contingent consideration will adjust EBITDA as defined in the Agreement. The description of the First Loan Modification to our Senior Facility is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.1, and is incorporated by reference herein.

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

The co-borrowers of the Senior Facility include us, RGL, Adcom, DBA, Radiant Transportation Services ("RTS"), Radiant Container Services and RLP. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Senior Facility, the accounts receivable of RLP are eligible for inclusion within our overall borrowing base and all borrowers will be responsible for repayment of the debt associated with advances under the Senior Facility, including those advanced to RLP. At March 31, 2012, we were in compliance with all of our covenants.

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

The Investment Agreement contains financial covenants including, but not limited to, funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, reducing to 3.75 to 1 at March 31, 2014 and reducing to 3.50 to 1 at March 31, 2015. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from the Bank and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, reducing to 3.25 to 1 on March 31, 2014 and reducing to 3.00 to 1 on March 31, 2015. The third financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.05 to 1.0. As of March 31, 2012, we were in compliance with all covenants.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates which affect our financial statements, the areas of particular significance include the assessment of the recoverability of long-lived assets (including acquired intangibles), recoverability of goodwill, contingent consideration, and revenue recognition.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2012, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Set forth below are risk factors that have materially changed since our annual report on Form 10-K, or risk factors that were not included in such report.

DBA Claims Notice and Related Matters

In January 2012, we asserted certain claims for indemnification against the former shareholders of DBA under the Agreement and Plan of Merger dated March 29, 2011, relating to, among other things, the failure to identify certain purchased transportation charges, the failure to identify certain related party transactions, and the loss of certain Los Angeles-based customer accounts as a result of solicitations by the former DBA shareholder who managed our Los Angeles office, together with an affiliate of such shareholder who managed certain Los Angeles-based account relationships, that constituted a breach of the non-competition and non-solicitation covenants in the Agreement and Plan of Merger governing the transaction. In February 2012, we filed a formal arbitration action against the former DBA shareholders detailing these claims and asserting our right of off-set of $1.8 million against amounts otherwise payable to the DBA shareholders in the future.

Although the arbitration and ultimate resolution of this dispute will not likely occur within the short-term, the Company believes that these breaches will not have any meaningful long term adverse effect on its overall results of operations given the Company's: (i) termination of the previously undisclosed related party transactions, (ii) efforts to recover lost customer relationships and retain existing customer relationships, (iii) efforts through the arbitration proceeding to assert legal remedies as a result of the breaches; and (iv) efforts through a concurrent civil proceeding to enjoin further customer solicitation and assert legal remedies against a former Company employee/affiliate of the former DBA shareholder who we believe breached certain non-competition and non-solicitation obligations to the Company. Nevertheless, near-term earnings have and will continue to be negatively impacted as a result of lost revenue experienced by our Los Angeles office and the legal expenses incurred in connection with this matter, although such amounts may be recoverable in addition to our initial $1.8 million claim. Further, if we are unable to enforce the non-competition and non-solicitation covenants and are otherwise unable to retain customers historically serviced from our Los Angeles station, we could then be subject to an impairment of the then unamortized customer relationship intangible asset ascribed to any such lost customers. The total value of unamortized customer relationship intangible asset value ascribed to the competing party was approximately $100,000 as of March 31, 2012. In the unlikely event of impairment, the Company believes this non-cash charge would be more than off-set by the anticipated gain on litigation associated with our $1.8 million in off-set rights.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

10.1

First Loan Modification Agreement, dated as of May 15, 2012, by and among Bank of America, N.A. and Radiant Logistics, Inc., Radiant Global Logistics, Inc. (f/k/a Airgroup Corporation), Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., (f/k/a Radiant Logistics Global Services, Inc.), Adcom Express, Inc., DBA Distributions Services, Inc., and Radiant Customs Services, Inc.

Filed herewith
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

RADIANT LOGISTICS, INC.
Date: May 15, 2012	/s/ Bohn H. Crain Bohn H. Crain Chief Executive Officer

Date: May 15, 2012	/s/ Todd E. Macomber Todd E. Macomber Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

First Loan Modification Agreement, dated as of May 15, 2012, by and among Bank of America, N.A. and Radiant Logistics, Inc., Radiant Global Logistics, Inc. (f/k/a Airgroup Corporation), Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., (f/k/a Radiant Logistics Global Services, Inc.), Adcom Express, Inc., DBA Distributions Services, Inc., and Radiant Customs Services, Inc.

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

