Form 10-K
period 2012-06-30
RADIANT LOGISTICS, INC
filed 2012-09-26
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ________

Commission File Number 000-50283

RADIANT LOGISTICS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3625550
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

405 114th Avenue S.E., Third Floor
Bellevue, WA 98004
(Address of Principal Executive Offices)

(425) 943-4599
Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.001 Par Value	NYSE MKT

Securities registered under Section 12(g) of the Exchange Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant's common stock on December 30, 2011 as reported on the OTC QB was $47,614,322. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 20, 2012, 33,041,430 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2012.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future operating performance, events, trends and plans. All statements other than statements of historical fact contained herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues and costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking statements, such factors include the inherent risks associated with our ability to: (i) use our current infrastructure as a "platform" upon which we can build a profitable global transportation and supply chain management company; (ii) retain and build upon the relationships we have with our independent agents; (iii) continue growing our business and maintain historical or increased gross profit margins; (iv) locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; (v) assess and respond to competitive practices in our industry; (vi) mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; (vii) assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and (viii) assess and respond to such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

ITEM 1. BUSINESS

The Company

Radiant Logistics, Inc. (the "Company," "we" or "us") is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services through a network of Company-owned and independent agent offices operating under the Radiant, Airgroup, Adcom and DBA brands. We also offer an expanding array of value added supply chain management services, including customs and property brokerage, order fulfillment, inventory management and warehousing.

Since inception of our business in 2006, we have executed on a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria.

Our first acquisition of Airgroup Corporation ("Airgroup") was completed on January 1, 2006. Airgroup, located in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services around the world through a network of company and agent offices.

In connection with our 2008 acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") to better position our centralized back-office operations to service our multi-brand network. Today, RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of strategically positioned, company owned and independent agent offices.

Our growth strategy will continue to focus on both organic growth and growth through acquisitions. For organic growth, the Company will focus on strengthening and retaining existing, and expanding new agency relationships. We have focused our efforts on the build-out of our network of agent locations, as well as enhancing our back-office infrastructure, transportation and accounting systems.

In addition to our focus on organic growth, we are executing our acquisition strategy to develop additional growth opportunities. The Company has adopted its acquisition strategy to, among others, secure greater efficiencies in its ability to acquire purchased transportation, as well as to gain enhanced yield through revenue and cost synergies. This in turn provides a greater value proposition to the agents on which we depend. The success of the Company’s acquisition strategy depends upon a number of factors, including its ability to: (i) identify and acquire target businesses that fit within its acquisition criteria; (ii) continue to secure adequate funding to finance identified acquisition opportunities; (iii) efficiently integrate the businesses of the companies acquired; (iv) generate the anticipated economies of scale from the integration; and (v) maintain the historic sales growth of the acquired businesses in order to generate organic growth from the acquired business. There are a variety of risks associated with our ability to achieve our strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates. Certain of these business risks are identified or referred to below in Item 1A of this Report.

The Company will continue to search for targets that fit within its acquisition criteria. Our ability to continue to secure adequate funding to finance acquisition opportunities will depend upon, among other things, our ability to sell debt or equity securities, continued cooperation by our current lenders and the development of an active trading market for our securities. Although we can make no assurance as to our long term access to debt or equity securities or our ability to develop an active trading market, we were successful in securing $10.0 million in senior subordinated debt in December 2011. The Company’s universal shelf registration statement on Form S-3, declared effective May 11, 2012, provides the Company flexibility to raise capital through the sale of registered debt or equity securities to the investing public. We have completed five material acquisitions since the initial acquisition of Airgroup in January of 2006. In November 2007, the Company acquired certain assets of the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc. ("DBA"), which operates under the trade name "Distribution by Air", adding two company owned logistics offices located in Somerset, New Jersey and Los Angeles, California and 23 independent agency offices across North America. In December 2011 the Company acquired the assets and operations of Isla International Ltd. ("Isla") which added a company-owned location in Laredo, Texas serving as the Company's gateway to the Mexico markets. Isla provides the Company with bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries. In February 2012, the Company acquired the assets and operations of Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”) adding a company-owned location in New York-JFK, a strategic location for domestic and international logistics services.

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

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier. The Company operates primarily as a freight forwarder. Freight forwarders procure shipments from customers and arrange the transportation of cargo on a carrier. A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation (“FedEx”), DHL Worldwide Express, Inc. and United Parcel Service ("UPS"), provide pickup and delivery service, primarily through their own captive fleets of trucks and aircraft. Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers. Freight forwarders generally handle shipments of any size and offer a variety of customized shipping options.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by us through our Radiant, Airgroup, Adcom and DBA brands. We expect our business to grow organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings.

Our organic growth strategy involves strengthening existing and expanding new customer relationships. We have and will continue to focus our efforts on the organic build-out of our network of independent agency locations, as well as the enhancement of our back office infrastructure and transportation and accounting systems.

Our acquisition strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants' need for capital, and their owners' desire for liquidity has and will continue to produce a large number of attractive acquisition candidates. More specifically, we believe that there are a number of participants within the agent-based forwarding community that will be seeking liquidity within the next several years as these owners approach retirement age, which creates a significant growth opportunity by supporting these logistics entrepreneurs in transition. Our target acquisition candidates are generally smaller than those identified as acquisition targets of larger public companies and have limited ability to conduct their own public offerings or obtain financing that will provide them with capital for liquidity or rapid growth. These “smaller” companies may be receptive to our acquisition program as a vehicle for liquidation or growth.

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

We intend to be opportunistic in executing our acquisition strategy with a goal of expanding both our domestic and international capabilities.

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

Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong interactive customer relationships by anticipating and focusing on our customers' needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we and our network of agents regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

Operations

Through our operating locations across North America, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as FedEx and UPS. Our revenues are generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, logistics and other value-added services.

Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. As a non-asset based provider we do not own the transportation equipment used to transport the freight. We expect to neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, and other assets and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors. We make a profit or margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies and additional agency locations to a common set of back-office and customer facing applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments has become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will drive significant productivity improvement across our network.

We use a web-enabled third-party freight forwarding software (Cargowise) that is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call "Globalvision", and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a "best-of-breed" solution set using a combination of owned and licensed technologies. This strategy will require the investment of significant management and financial resources to deliver these enabling technologies.

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

Non-asset based business model. With relatively no dedicated or fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products. We believe our model allows us to provide low-cost solutions to our customers while also generating revenues from multiple modes of transportation and logistics services.

Lower-risk operation of network of independent offices. We derive a substantial portion of our revenue pursuant to agreements with independently-owned agent offices operating under our various brands. These arrangements afford us with a relatively low risk of growth model as each individual agent office is responsible for its own sales and costs of operations. Under shared revenue arrangements with our independent agent office owners, we are responsible to provide centralized back-office infrastructure, transportation and accounting systems, billing and collection services.

Advantages to independent office owners . Our current network is predominantly represented by independent agent offices that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier network, and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations, providing the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market.

Intention to develop a global network. We intend to focus on strengthening our worldwide supply chain services, which today include international air and ocean services that complement our North American network service offerings. These offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time definite surface transport moves. Our non-asset based business model allows us to use commercial passenger and cargo flights. Thus, we have more than tens of thousands of daily flight options to choose from. In addition, our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

Information technology resources. A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management and customers. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments.

Diverse customer base. We have a well-diversified customer base that includes manufacturers, distributors and retailers. As of the date of this report, no single customer represented more than 5% of our business and no one agency location represented more than 10% of our business, reducing risks associated with any particular industry, geographic or customer concentration.

Sales and Marketing

We principally market our services through our network of company-owned and independent agent offices located across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by independent agent offices that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier network, and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations, providing the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or agency locations that separately account for more than 10% of our consolidated revenues, although we do have a number of significant customers and agency locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We will compete against other domestic and international freight forwarders, as well as integrated logistics companies, transportation services companies, consultants, information technology vendors and shippers' transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do.

Regulation

Interstate and international transportation of freight is highly regulated. Failure to comply with applicable state and federal regulations, or to maintain required permits or licenses, can result in substantial fines or revocation of operating permits or authorities imposed on both transportation intermediaries and their shipper customers. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our current and prospective operations are described below.

Air freight forwarding operations are subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act as enforced by the Federal Aviation Administration of the U.S. Department of Transportation, and the Transportation Security Administration of the Department of Homeland Security. While air freight forwarders are exempted from most of the Federal Aviation Act's requirements by the Economic Aviation Regulations, the industry is subject to ongoing regulatory and legislative developments that can impact the economics of the industry by requiring changes to operating practices or influencing the demand for, and the costs of, providing services to customers.

Surface freight forwarding operations are subject to various state and federal statutes, and are regulated by the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation and, to a very limited extent, the Surface Transportation Board. These federal agencies have broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas.

The Federal Motor Carrier Safety Administration also has the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers that are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services.

The Federal Maritime Commission, or FMC, regulates and licenses ocean forwarding operations. Non-vessel operating common carriers are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

United States customs brokerage operations are subject to the licensing requirements of the Bureau of Customs and Border Protection of the Department of Homeland Security. As we broaden our capabilities to include customs brokerage operations, we will be subject to regulation by the Bureau of Customs and Border Protection. Likewise, any customs brokerage operations must also be licensed in and subject to the regulations of countries into which freight is imported.

Personnel

As of the date of this report, we have approximately 181 employees, of which 179 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

You should carefully consider the risk factors set forth below as well as the other information contained in or incorporated by reference into this Form 10-K before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. The future trading price of shares of our common stock will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions.

Risks Related to our Business

We are largely dependent on the efforts of independent agents to generate our revenue and service our customers.

We currently sell our services through some Company operated locations and through a network predominantly represented by independently-owned agent offices that operate under our brands located throughout North America. We have recently opened additional Company operated locations. However, substantially more than a majority of our consolidated revenues are derived through our independent agent offices and we believe independent agent relationships will remain important to our success. Our agreements with independent agents provide our agents with benefits such as increased cash flow, back office and technology support, license to use our brands, vendor rates that are likely better than those available to the independent agent on its own, a global network of other agents able to assist in providing broad freight solutions. These agreements provide the Company with certain protections such as an agent-funded reserve for bad debt, indemnification and often a personal guaranty. We have long-term relationships with many of our agents, with automatic renewal of most of our contracts. Some contracts have technically expired, but we continue to operate pursuant to the written terms of the agreements. As we renew expired contracts, there can be no guarantee that we will be able to enter into new agreements that provide for the same terms as those previously agreed. While we have no customers or agency locations that separately account for more than 10% of our consolidated revenues, we do have a number of customers and agency locations with significant volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that new or renewed relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships, renew existing relationships, or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

If our independent agent offices fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to setoff against amounts payable by us to our independent agent offices for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

The Company derives a substantial portion of its revenue pursuant to exclusive agency agreements with independently-owned agent offices operating under the various Company brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% - 10%) of the office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. As of the date of this report, a number of the Company’s agency offices have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. As of the date of this Report, the Company has begun collection proceedings against two customers who owe the Company approximately $1.5 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers; the Company does not believe its exposure to these customers will be material.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, we may suffer a loss in our business.

Increasingly, we compete for business based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels and operating efficiency will decline. In addition, we expect our agents to continue to demand more sophisticated, fully integrated information technology systems from us as customers demand the same from their supply chain services providers. If we are unable to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, our business may be adversely affected.

Our information technology systems are subject to risks we cannot control.

Our information technology systems are dependent upon third party communications providers, web browsers, telephone systems and other aspects of the internet infrastructure that have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, and our ability to provide services to our customers.

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

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our clients’ cargo. Consequently, our ability to provide services for our clients could be adversely impacted by: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

As we continue to increase our revenue through the expansion of our network of independent agency locations, we must maintain an appropriate cost structure to maintain and increase our profitability. While we intend to increase our revenue by increasing the number and quality of our agency relationships, by strategic acquisitions, and by maintaining and expanding our gross profit margins by reducing transportation costs, our profitability will be driven by our ability to manage our agent commissions, personnel and general and administrative costs as a function of our net revenues. There can be no assurances that we will be able to increase revenues or maintain profitability.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to economic trends and consumer demand that can be difficult to predict, or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, there can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

We face intense competition in the freight forwarding, logistics and supply chain management industry.

The freight forwarding, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. Depending on the location of the customer and the scope of services requested, we must compete against companies competing in specific segments and larger entities offering a full complement of freight forwarding and supply chain management. In addition, customers increasingly are turning to competitive bidding situations soliciting bids from a number of competitors, including competitors that are larger than us.

Our industry is consolidating and if we cannot gain sufficient market presence in our industry, we may not be able to compete successfully against larger companies in our industry.

There currently is a trend within our industry toward consolidation of the niche players into larger companies that are attempting to increase global operations through the acquisition of regional and local freight forwarders. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry with global operations.

If we are not able to limit our liability for customers’ claims through contract terms and limit our exposure through the purchase of insurance, we could be required to pay large amounts to our clients as compensation for their claims and our results of operations could be materially adversely affected.

In general, we seek to limit by contract and/or International Conventions and laws our liability to our clients for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) and $500 per carton or customary unit, for ocean freight shipments, depending on the International Convention. For truck/land based risks, there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our clients. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the client’s cargo to its ultimate destination, unless due to our own errors and omissions.

We have, from time to time, made payments to our clients for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or even disputed and such claims could adversely impact our financial condition and results of operations. In addition, significant increases in insurance costs could reduce our profitability.

Our failure to comply with, or the costs of complying with, government regulation could negatively affect our results of operation.

Our business is subject to heavy, evolving, complex and increasing regulation by national and international sources. Regulatory changes could affect the economics of our industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers. Future regulation and our failure to comply with any applicable regulations could have a material adverse effect on our business.

If we are unable to maintain our brand image and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain the image of the Radiant brand and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other freight-forwarding companies. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brand.

Our Bank of America credit facility and our Caltius mezzanine subordinated notes contain financial covenants that may limit current availability and impose ongoing operational limitations and risk of compliance.

We currently maintain a $20.0 million revolving credit facility with Bank of America, N.A. (“BofA”), which includes a $1.0 million sublimit to support letters of credit (collectively, the “Credit Facility”). Under the terms of the Credit Facility, we are subject to a number of financial covenants that may limit the amount otherwise available under that facility. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at December 31, 2012, 3.5 to 1 at December 31, 2013, and 3.25 to 1 at December 31, 2014. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from BofA) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 2.50 to 1 and reducing to 2.25 to 1 on December 31, 2012. The third financial covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.25 to 1.0. The fourth financial covenant is a minimum profitability standard which requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

In connection with our acquisition of the assets and operations of Isla International, Ltd. in December 2011, we entered into an Investment Agreement (the “Investment Agreement”) with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”) pursuant to which we borrowed $10.0 million in exchange for a series of Senior Subordinated Notes (the "Caltius Financing"). Under the Caltius Financing, we are subject to certain financial covenants, including funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, 3.75 to 1 at March 31, 2014 and 3.50 to 1 at March 31, 2015. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from BofA and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, 3.25 to 1 on March 31, 2014 and 3.00 to 1 on March 31, 2015. The third financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.05 to 1.0.

In addition, we are subject to significant restrictions upon prepayment and penalties if we prepay the outstanding indebtedness during the three year period after the Caltius Financing. Further, Caltius has the right, under certain circumstances, to require us to redeem all shares of our common stock issued to Caltius in connection with the Caltius Financing at the then fair market value of such shares. The Caltius Financing also constrains our ability to obtain additional financing unless we obtain Caltius’s consent. The Caltius Financing also places restrictions on our ability to enter into future financings and acquisitions. If we are unable to satisfy our obligations under the Caltius Financing, we may be required to, among other things, immediately repay all outstanding principal and interest under the Caltius Financing, redeem all shares issued to Caltius in connection with the Caltius Financing, and forego future financing and acquisition opportunities. This may have a material adverse effect on our financial condition and results of operations.

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives because of their collective industry knowledge, marketing skills and relationships with major vendors and agent office owners. We have secured employment arrangements with each of these individuals, which contain non-competition covenants that survive their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Terrorist attacks and other acts of violence or war may affect our operations and our profitability.

Terrorist acts or acts of war or armed conflict, both foreign and domestic, could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our operations.

Risks Related to our Acquisition Strategy

There is a scarcity of and competition for acquisition opportunities.

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

•	failure to agree on the terms necessary for a transaction, such as the purchase price;

•	incompatibility between our operational strategies or management philosophies with those of the potential acquiree;

•	competition from other acquirers of operating companies;

•	lack of sufficient capital to acquire a profitable logistics company;

•	unwillingness of a potential acquiree to agree to subordinate any future payment of earn-outs or promissory notes to the payments due to Caltius; and

•	unwillingness of a potential acquiree to work with our management.

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings. The terms of our Credit Facility and Caltius Financing each require that we obtain their consent prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure the consent of each of BofA and Caltius.

Our Bank of America Credit Facility places certain limits on the type and number of acquisitions we may make.

Under the terms of our Credit Facility, we may be required to obtain BofA’s consent prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of BofA only if certain conditions are satisfied. The conditions imposed by the Credit Facility include the following: (i) the absence of an event of default under the Credit Facility ; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with our historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, we must have undrawn availability of at least $4.0 million under the Credit Facility; (v) BofA must be reasonably satisfied with projected financial statements we provide covering a twelve month period following the acquisition; (vi) the acquisition documents must be provided to BofA and must be consistent with the description of the transaction provided to BofA; and (vii) the number of permitted acquisitions is limited to three per fiscal year and the aggregate cash consideration payable at closing shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate, provided that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of our newly issued equity interests during the nine-month period prior to the closing of any such transaction and the aggregate consideration at closing is not more than $25 million.

In the event we are not able to satisfy the conditions of the Credit Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain BofA’s consent, or retire the Credit Facility. This may prevent us from completing acquisitions that we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

The Caltius Financing requires us to meet certain financial covenants and subjects us to restrictions on future financings and acquisitions.

The Caltius Financing also places restrictions on our ability to enter into future financings and acquisitions.

We are permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to our then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased, (b) the price and terms of such acquisition, (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement, and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary ; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of our equity interests issued during the nine-month period prior to the closing of such acquisition to the extent we notify Caltius in writing of the use of such cash consideration from sales such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25 million; (vii) the post-closing availability under the Credit Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that we and our co-borrowers have completed in such fiscal year does not exceed three; (ix) any future acquisition consideration in the form of earn-out payments and/or payments under promissory notes is expressly subordinated to any future amounts due and owing to Caltius; and (x) we shall have provided to Caltius certain deliverables for such acquisition.

We or our subsidiaries may, however, acquire at least 51% of the equity of another entity (“Permitted Investment”) so long as (i) the aggregate consideration for all such Permitted Investments does not exceed $1.0 million, (ii) we (or our subsidiary, as applicable) control and own at least 51% of the acquired entity, and (iii) we (or our subsidiary, as applicable) comply with all of the requirements of the preceding paragraph, other than the requirements set forth in sections (iv) and (vi).

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

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles, which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, when, in fact, we believe they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles ("GAAP"), provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our Credit Facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

We are not obligated to follow any particular criteria or standards for identifying acquisition candidates.

Even though we have developed general acquisition guidelines, other than as required under the Credit Facility or Caltius Financing, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target businesses that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions. Our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction.

We may be required to incur a significant amount of indebtedness in order to successfully implement our acquisition strategy.

Subject to the restrictions contained in the Credit Facility and Investment Agreement with Caltius, we may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired business in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay the indebtedness incurred to make these acquisitions.

We may experience difficulties in integrating the operations, personnel and assets of acquired businesses that may disrupt our business, dilute stockholder value and adversely affect our operating results.

A core component of our business plan is to acquire businesses and assets in the transportation and logistics industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	the diversion of financial and management resources from existing operations;

•	the risk of entering new markets;

•	the potential loss of existing or acquired agency locations following an acquisition;

•	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;

•	possible legal disputes with the acquired company following an acquisition; and

•	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

Legal dispute emanating from recent acquisition of DBA.

In February 2012, we initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the Agreement and Plan of Merger (the “DBA Agreement”) dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges and related party transactions, as well as the breach of certain non-competition and non-solicitation covenants by one of the DBA selling shareholders and a former DBA employee affiliated with such selling shareholder.

Although the arbitration and ultimate resolution of this dispute will not likely occur for several months, we believe that these breaches will not have any meaningful long-term adverse effect on our overall results of operations given our: (i) termination of the previously undisclosed related party transactions; (ii) efforts to retain existing customers; (iii) efforts through the arbitration proceeding to assert legal remedies as a result of the breaches; and (iv) efforts through a concurrent civil proceeding to assert legal remedies against the former DBA employee who we believe breached certain non-competition and non-solicitation obligations to us. Nevertheless, near-term earnings could be negatively impacted if our efforts to retain existing customers are not successful, and as a result of any legal expenses incurred in connection with the matter, although such amounts may be recoverable as an off-set to future amounts otherwise due to the former shareholders of DBA under the DBA Agreement.

Risks Related to our Common Stock

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of such corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation provides that directors may only be removed for cause by the affirmative vote of 75% of our outstanding shares and that amendments to our bylaws require the affirmative vote of holders of two-thirds of our outstanding shares. Our certificate of incorporation also includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting.

Trading in our common stock has been limited and there is no significant trading market for our common stock.

Although our common stock is traded on the NYSE-MKT, it may remain relatively illiquid, or “thinly traded.” Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry and the financial markets, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We recently completed several acquisitions in which we issued approximately 1.3 million unregistered shares of our common stock over the past 12 months as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds. The availability of those shares for sale to the public under Rule 144 of the Securities Act, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

We have issued, and may be required to issue, additional shares of common stock or common stock equivalents in payment of the purchase price of businesses we have acquired. This will have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, which could result in diluting the interests of our existing stockholders.

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 50 million shares of common stock. As of September 20, 2012, we had 33,041,430 outstanding shares of common stock. We may in the future issue up to 4,923,174 additional shares of our common stock upon exercise of existing options.

We may issue shares of preferred stock with greater rights than our common stock.

Although we have no current plans or agreements to issue any preferred stock, our certificate of incorporation authorizes our Board of Directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our stockholders. Any such preferred stock we may issue in the future could rank ahead of our common stock in many ways, including in terms of dividends, liquidation rights, and voting rights.

As we do not anticipate paying dividends, investors in our shares will not receive any dividend income.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends is further limited by the terms of our Credit Facility with BofA and the Investment Agreement with Caltius. For the foreseeable future, we anticipate that we will retain any earnings that we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders. Accordingly, investors seeking dividend income should not purchase our stock.

From time to time, we publish certain forward-looking information regarding our future anticipated performance, which information may be materially different than our actual future results.

From time to time, we publish certain forward-looking information regarding our future anticipated performance, including guidance with respect to our estimated future revenues and profits. This forward-looking information is not a guaranty and is subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking information. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking information, such factors include the inherent risks associated with our recent and future acquisitions, our operations, management and other outside competitive and economic influences on our business. Important factors with regard to our recent acquisitions that could cause our actual results to differ from our expectations, include but are not limited to: our ability to maintain the future operations of our recently acquired businesses in a manner consistent with their past practices; our recently acquired businesses will be able to maintain and grow their revenues and operating margins in a manner consistent with their most recent results of operations; our ability to integrate the operations of such businesses with our existing operations, as well as our ability to realize expected financial and operational cost and revenue synergies through such integration; our reliance on the acquired management teams and the continued customer relationships provided by the acquired businesses; the effect that these acquisitions will have on their existing customers and employees; the effect that the acquisitions will have on our historic and existing network of locations; and any material adverse change in the composition of their customers. Important additional factors that could cause our actual results to differ from our expectations include, but are not limited to, our ability to: use our Bellevue, Washington operations as a "platform" upon which we can build a profitable global transportation and supply chain management company; retain and build upon the relationships we have with our agency offices; continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and network of operating locations; maintain and enhance the future operations of our company owned operating locations; continue growing our business and maintain historical or increased gross profit margins; locate suitable acquisition opportunities; secure the financing necessary to complete any acquisition opportunities we locate; assess and respond to competitive practices in the industries in which we compete; mitigate, to the best extent possible, our dependence on current management and certain of our larger agency relationships; assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and assess and respond to such other factors that may be identified from time to time in our SEC filings and other public announcements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 405 114th Avenue S.E., Third Floor, Bellevue, Washington 98004 and consist of 13,018 feet of office space which we lease for an average of $16,020 per month over the life of the lease expiring May 31, 2021. We also sublease 3,110 feet of office space in the same building for an average of $4,067 per month over the life of the sublease expiring on May 31, 2020. In addition, we lease 92,503 feet of space for our company-owned office in Somerset, New Jersey for an average of $43,816 per month over the life of the lease expiring November 30, 2014. For our company-owned office in Hawthorne, California, we lease 140,200 of space in two neighboring buildings for an average of $88,403 per month over the life of lease expiring February 29, 2016. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the following:

DBA Distribution Services, Inc.

In February 2012, we initiated an arbitration action with the American Arbitration Association (Case No. 18 125 Y 00196 12) asserting certain claims for indemnification against the former shareholders of DBA under the DBA Agreement dated March 29, 2011. Our claims are based upon breaches that occurred under the DBA Agreement that arose as a result of, among others, the failure of the former DBA shareholders to properly disclose certain purchased transportation charges, related party transactions, tax obligations and certain real property leases, as well as the breach of certain non-competition and non-solicitation covenants by Paul Pollara, one of the DBA selling shareholders, and Bretta Santini Pollara, a former DBA employee and wife of Mr. Pollara. Subject to certain baskets and caps within the DBA Agreement, we are seeking relief in the form of an award permitting us to, among other things, assert setoff rights against the full amount of a $1.8 million “Integration Payment” and against certain amounts of a $2.4 million promissory note otherwise due to be paid under the DBA Agreement, as well as injunctive relief restraining future breaches of certain non-competition and non-solicitation covenants by Mr. Pollara, directly, and by Mr. Pollara, indirectly through his wife, Ms. Pollara, plus our attorneys’ fees and costs. In response to our claims, the former DBA shareholders have asserted a counterclaim against us for payment of the $1.8 million “Integration Payment”. The parties are engaged in the discovery process, and an arbitration hearing is currently scheduled to begin in the fourth calendar quarter of 2012. We intend to vigorously assert our claims and defend against the counterclaim.

In a related matter, in December 2011, Ms. Pollara filed a claim in California Superior Court for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. The Company removed the matter to federal court on January 13, 2012. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following denial of a motion for preliminary injunctive relief due to lack of standing, DBA and RGL, wholly owned subsidiaries of the Company, will be added as counterclaimants in the lawsuit as DBA owns the trade secrets that we believe were misappropriated by Ms. Pollara and RGL was Ms. Pollara’s employer. The trial date is scheduled for May 7, 2013. We intend to vigorously assert our counterclaims and defend against the claim for declaratory relief.

In addition to the foregoing, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the NYSE MKT under the symbol "RLGT." Prior to January 2012, our common stock was quoted on the OTCQB. The following table states the range of the high and low bid and sales prices per share, as applicable, of our common stock for each calendar quarter during our past two fiscal years, as reported by the OTCQB and NYSE MKT, as applicable. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on September 20, 2012, was $1.72 per share.

	High	Low
Year Ended June 30, 2012:
Quarter ended June 30, 2012	$2.19	$1.66
Quarter ended March 31, 2012	2.54	2.11
Quarter ended December 31, 2011	2.50	2.18
Quarter ended September 30, 2011	2.52	1.95

Year Ended June 30, 2011:
Quarter ended June 30, 2011	$2.45	$2.00
Quarter ended March 31, 2011	2.05	.90
Quarter ended December 31, 2010	1.20	.36
Quarter ended September 30, 2010	.39	.27

Holders

As of September 20, 2012, the number of stockholders of record of our common stock was 124. However, based upon broker inquiries conducted during December 2011, in conjunction with our listing on the NYSE MKT, we believe there are a substantial number of additional beneficial owners of our common stock who hold their shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends will be determined by our board of directors at its discretion, subject to certain limitations imposed under Delaware law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is limited by the terms of our Credit Facility with BofA and the Investment Agreement with Caltius.

Transfer Agent

Broadridge Financial Solutions, Inc., 1981 Marcus Avenue, Lake Success, NY 11042, serves as our transfer agent.

Recent Issuance of Unregistered Securities

From July 1, 2011 through June 30, 2012 we have issued the following unregistered securities:

•	In December 2011, we issued 134,475 shares of common stock to the former shareholder of Adcom, valued at approximately $0.3 million. These shares were issued in connection with an earn-out obligation derived from our acquisition of Adcom in September 2008.

•	In December 2011, we issued 500,000 shares of common stock to Caltius valued at $1.175 million.

•	In March 2012, we issued 552,333 shares of common stock to the shareholder of Isla, valued at approximately $1.3 million. These shares were issued in connection with the purchase price from our acquisition of Isla in December 2011.

•	In May 2012, we issued 142,489 shares of common stock to the former shareholders of ALBS, valued at approximately $0.3 million. These shares were issued in connection with the purchase price from our acquisition of ALBS in February 2012.

•	In May 2012, we issued 20,130 shares of common stock in connection with the exercise of stock options.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and other value added supply chain management services, including order fulfillment, inventory management and warehousing.

We are executing a strategy to expand our operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria.

Our first acquisition of Airgroup Corporation ("Airgroup") was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of independent agent offices across North America.

We continue to seek additional companies as suitable acquisition candidates and have completed five material acquisitions since our acquisition of Airgroup. In November 2007, we acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, we acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 26 locations across North America, further expanding our physical network and service capabilities. In December 2011, we acquired the assets and operations of Laredo, Texas based Isla International Ltd, (“Isla”) to serve as our gateway to Mexico. In February 2012, we acquired the assets and operations of New York-JFK based Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”), a strategic location for domestic and international logistics services.

In connection with our 2008 acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") to better position our centralized back-office operations to service our multi-brand network. Today, RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of strategically positioned, company owned and independent agent offices.

Our growth strategy will continue to focus on both organic growth and growth through acquisitions. For organic growth, we will focus on strengthening and retaining existing, and expanding new customer agency relationships. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of independent agency offices, as well as enhancing our back-office infrastructure, transportation and accounting systems. We also continue to search for targets that fit within our acquisition criteria.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, changes in contingent consideration, accounting for the issuance of shares and share-based compensation, the assessment of the recoverability of long-lived assets and goodwill, and the establishment of an allowance for doubtful accounts.

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

As a non-asset based carrier we do not own transportation assets. We generate the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. Based upon the terms in the contract of carriage, revenues related to shipments where we issue a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by us to reflect differences between the original accruals and actual costs of purchased transportation.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisitions of DBA, Isla, and ALBS. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of DBA, Isla, and ALBS, as if we had acquired all of them as of July 1, 2010. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of DBA, Isla, ALBS, and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the Financial Statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

Fiscal year ended June 30, 2012, compared to fiscal year ended June 30, 2011

We generated transportation revenue of $297.0 million and net transportation revenue of $84.7 million for the year ended June 30, 2012, as compared to transportation revenue of $203.8 million and net transportation revenue of $62.5 million for the year ended June 30, 2011. Net income was $1.9 million for the year ended June 30, 2012, compared to net income of $2.9 million for the year ended June 30, 2011.

We had adjusted EBITDA of $7.5 million and $6.8 million for years ended June 30, 2012 and 2011, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our Credit Facility . Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the credit agreement. A violation of this covenant in the Credit Facility would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Credit Facility. For the forgoing reasons, we believe that the Credit Facility is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity.  While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

The following table provides a reconciliation for the fiscal years ended June 30, 2012 and 2011 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2012	2011	Amount	Percent

Net income	$1,901	$2,852	$(951)	(33.3)%
Income tax expense	1,475	2,025	(550)	(27.2)%
Net interest expense	1,250	207	1,043	503.9%
Depreciation and amortization	3,143	1,325	1,818	137.2%

EBITDA	$7,769	$6,409	$1,360	21.2%

Share-based compensation and other non-cash costs	226	125	101	80.8%
Change in contingent consideration	(900)	-	(900)	NM
Expenses specifically attributable to acquisitions	424	139	285	205.0%
Loss on litigation settlement	-	150	(150)	(100.0)%
Adjusted EBITDA(1)	$7,519	$6,823	$696	10.2%

(1)	Includes $1,018,000 in non-recurring transition costs associated with the Company’s acquisition of DBA, and an additional $518,000 in nonrecurring legal expenses for fiscal year ended June 30, 2012 and $583,000 in nonrecurring transition costs associated with the Company’s acquisition of DBA for fiscal year ended June 30, 2011. Excluding these non-recurring costs, the Company would have reported $9,055,000 in adjusted EBITDA for the year ended June 30, 2012, for an increase of $1,649,000, or an increase of 22.3%.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2012 and 2011:

	Years ended June 30,		Change
	2012	2011	Amount	Percent

Transportation revenue	$297,003	$203,820	$93,183	45.7%
Cost of transportation	212,294	141,315	70,979	50.2%

Net transportation revenue	$84,709	$62,505	$22,204	35.5%
Net transportation margins	28.5%	30.7%

We generated transportation revenue of $297.0 million and net transportation revenue of $84.8 million for the year ended June 30, 2012, as compared to transportation revenue of $203.8 million and net transportation revenue of $62.5 million for the year ended June 30, 2011. Domestic and international transportation revenue was $179.9 million and $117.1 million, respectively, for the year ended June 30, 2012, compared with $113.9 million and $89.9 million, respectively, for the year ended June 30, 2011. These increases in revenue are due principally to incremental revenues attributed to our acquisitions of DBA, Isla, and ALBS.

Cost of transportation was 71.5% and 69.3% of transportation revenue for the years ended June 30, 2012 and 2011, respectively. Net transportation margins were 28.5% and 30.7% of transportation revenue for the years ended June 30, 2012 and 2011, respectively. The nominal margin regression was attributable to differing product mixes of shipments and services throughout the fiscal year with slightly lower margin characteristics.

The following table compares condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2012 and 2011:

	Years ended June 30,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$84,709	100.0%	$62,505	100.0%	$22,204	35.5%

Agent commissions	52,427	61.9%	42,353	67.8%	10,074	23.8%
Personnel costs	13,192	15.6%	7,734	12.4%	5,458	70.6%
Selling, general and administrative	11,348	13.4%	5,335	8.5%	6,013	112.7%
Depreciation and amortization	3,143	3.7%	1,325	2.1%	1,818	137.2%
Transition costs	1,018	1.2%	583	0.9%	435	74.6%
Change in contingent consideration	(900)	(1.1)%	-	0.0%	(900)	NM %

Total operating costs	80,228	94.7%	57,330	91.7%	22,898	39.9%

Income from operations	4,481	5.3%	5,175	8.3%	(694)	(13.4)%
Other expense	(927)	(1.1)%	(139)	(0.2)%	(788)	566.9%

Income before income taxes and non-controlling interest	3,554	4.2%	5,036	8.1%	(1,482)	(29.4)%
Income tax expense	(1,475)	(1.8)%	(2,025)	(3.3)%	550	(27.2)%

Income before non-controlling interest	2,079	2.4%	3,011	4.8%	(932)	(31.0)%
Non-controlling interest	(178)	(0.1)%	(159)	(0.2)%	(19)	11.9%

Net income	$1,901	2.2%	$2,852	4.6%	$(951)	(33.3)%

Agent commissions were $52.4 million for the year ended June 30, 2012, an increase of 23.8% from $42.4 million for the year ended June 30, 2011. The increase is primarily attributable to the addition of DBA agent-based offices in April 2011. As a percentage of net revenues, agent commissions decreased to 61.9% for the year ended June 30, 2012, from 67.8% for the year ended June 30, 2011. This decrease is a result of our recent acquisitions of DBA, Isla, and ALBS, which added company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK where commissions are not payable.

Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $13.1 million for the year ended June 30, 2012, an increase of 70.6% from $7.7 million for the year ended June 30, 2011. The increase is primarily attributable to our acquisitions of DBA, Isla, and ALBS, which added the personnel costs associated with the new company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK. As a percentage of net revenues, personnel costs increased to 15.6% for the year ended June 30, 2012, from 12.4% for the year ended June 30, 2011.

Selling, general and administrative ("SG&A") costs consist primarily of marketing, rent, professional services, insurance and travel expenses. SG&A costs were $11.3 million for the year ended June 30, 2012, an increase of 112.7% from $5.3 million for the year ended June 30, 2011. The increase is primarily attributable to our acquisitions of DBA, Isla, and ALBS which added costs associated with the new company-owned operations in Newark, Los Angeles, Laredo, and New York-JFK, combined with non-recurring legal expenses incurred in connection with the Isla and ALBS transactions and the on-going dispute with the selling shareholders of DBA. As a percentage of net revenues, SG&A costs increased to 13.4% for the year ended June 30, 2012, from 8.5% for the year ended June 30, 2011.

Depreciation and amortization costs were $3.1 million for the year ended June 30, 2012, an increase of 137.2% from $1.3 million for the year ended June 30, 2011. The increase is primarily due to amortization costs associated with the intangibles our acquisitions of DBA, Isla, and ALBS. As a percentage of net revenues, depreciation and amortization increased to 3.7% for the year ended June 30, 2012 from 2.1% for the year ended June 30, 2011.

Transition costs represent non-recurring operating costs incurred in connection with our acquisition of DBA and totaled $1.0 million for the year ended June 30, 2012, an increase of 74.6% from $0.6 million for the year ended June 30, 2011. As a percentage of net revenues, non-recurring transition costs increased to 1.2% for the year ended June 30, 2012, from 0.9% for the year ended June 30, 2011.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $0.9 million for the year ended June 30, 2012. There were no such costs during the comparable prior period. As a percentage of net revenues, the change in contingent consideration was 1.1% for the year ended June 30, 2012.

Income from operations was $4.5 million for the year ended June 30, 2012, compared to income from operations of $5.2 million for the year ended June 30, 2011.

Other expense was $0.9 million for the year ended June 30, 2012, as compared to other expense of $0.1 million during year ended June 30, 2011. The increase is primarily associated with interest expense incurred with our acquisitions of DBA, Isla, and ALBS. As a percentage of net revenues, other expense was 1.1% for the year ended June 30, 2012, up from 0.2% for the year ended June 30, 2011.

Our net income was $1.9 million for the year ended June 30, 2012, reflecting a 33.3% decrease in results of less than $1.0 million as compared to net income of $2.9 million for the year ended June 30, 2011, driven principally by the increased amortization of intangibles resulting from our recent acquisition activities offset partially by the change from contingent consideration and from the non-recurring items identified below. Our net income for the current year also reflected a decrease in results of operations related to greater transition costs associated with the DBA transaction for the current year as compared to the prior year period, which had only one quarter of transition costs. Although we do not believe the deterioration in GAAP-based earnings is reflective of the true earnings power of the business, our near-term earnings have and will continue to be negatively impacted as a result of these incremental non-cash charges and other non-recurring costs including, lost revenue experienced by our Los Angeles DBA office, and the legal expenses incurred in connection with the legal proceedings relating to the DBA acquisition, although it is our expectation that some or all of these amounts may be recoverable in our claims brought against the former DBA shareholders.

Supplemental Pro forma Information

The following table provides a reconciliation for the fiscal years ended June 30, 2012 and 2011 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2012	2011	Amount	Percent

Net income	$2,712	$3,530	$(818)	(23.2)%
Income tax expense	1,972	2,675	(703)	(26.3)%
Net interest expense	1,854	1,739	115	6.6%
Depreciation and amortization	4,299	4,075	224	5.5%

EBITDA	$10,837	$12,019	$(1,182)	(9.8)%

Share-based compensation and other non-cash costs	226	124	102	82.3%
Change in contingent consideration	(900)	-	(900)	NM
Expenses specifically attributable to acquisitions	424	139	285	205.0%
Loss on litigation settlement	-	150	(150)	(100.0)%
Adjusted EBITDA	$10,587	$12,432	$(1,845)	(14.8)%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2012 and 2011 (pro forma and unaudited):

	Years ended June 30,		Change
	2012	2011	Amount	Percent

Transportation revenue	$323,912	$324,109	$(197)	(0.1)%
Cost of transportation	232,527	226,321	6,206	2.7%

Net transportation revenue	$91,385	$97,788	$(6,403)	(6.5)%
Net transportation margins	28.2%	30.2%

Transportation revenue was $323.9 million for the year ended June 30, 2012, a decrease of 0.1% from $324.1 million for the year ended June 30, 2011.

Cost of transportation was $232.5 million for the year ended June 30, 2012, an increase of 2.7% from $226.3 million for the year ended June 30, 2011.

Net transportation margins decreased to 28.2% for the year ended June 30, 2012, compared to 30.2% for the year ended June 30, 2011.

The following table compares certain condensed consolidated statement of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2012 and 2011 (pro forma and unaudited):

	Years ended June 30,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$91,385	100.0%	$97,788	100.0%	$(6,403)	(6.5)%

Agent commissions	52,427	57.4%	58,015	59.3%	(5,588)	(9.6)%
Personnel costs	15,322	16.8%	16,345	16.7%	(1,023)	(6.3)%
Selling, general and administrative	12,827	14.0%	10,807	11.1%	2,020	18.7%
Depreciation and amortization	4,299	4.7%	4,075	4.2%	224	5.5%
Transition costs associated with DBA acquisition	1,018	1.1%	583	0.6%	435	74.6%
Change in contingent consideration	(900)	(1.0)%	-	0.0%	(900)	NM

Total operating costs	84,993	93.0%	89,825	91.9%	(4,832)	(5.4)%

Income from operations	6,392	7.0%	7,963	8.1%	(1,571)	(19.7)%
Other expense	(1,530)	(1.7)%	(1,599)	(1.6)%	69	(4.3)%

Income before income taxes and non-controlling interest	4,862	5.3%	6,364	6.5%	(1,502)	(23.6)%
Income tax expense	(1,972)	(2.1)%	(2,675)	(2.7)%	703	(26.3)%

Income before non-controlling interest	2,890	3.2%	3,689	3.8%	(799)	(21.7)%
Non-controlling interest	(178)	(0.2)%	(159)	(0.2)%	(19)	11.9%

Net income	$2,712	3.0%	$3,530	3.6%	$(818)	(23.2)%

Agent commissions were $52.4 million for the year ended June 30, 2012, a decrease of 9.6% from $58.0 million for the year ended June 30, 2011. Agent commissions as a percentage of net transportation revenue decreased to 57.4% of net transportation revenue the year ended June 30, 2012, compared to 59.3% for the comparable prior year period.

Personnel costs were $15.3 million for the year ended June 30, 2012, a decrease of 6.3% from $16.3 million for the year ended June 30, 2011. Personnel costs as a percentage of net transportation revenue were 16.8% for the year ended June 30, 2012, an increase from 16.7% for the comparable prior year period.

SG&A costs were $12.8 million for the year ended June 30, 2012, an increase of 18.7% from $10.8 million for the year ended June 30, 2011. As a percentage of net transportation revenue, SG&A costs increased to 14.0% for the year ended June 30, 2012, from 11.1% for the comparable prior year period.

Depreciation and amortization costs were $4.3 million for the year ended June 30, 2012, an increase of 5.5% from $4.1 million for the year ended June 30, 2011. Depreciation and amortization as a percentage of net transportation revenue increased to 4.7% for the year ended June 30, 2012, from 4.2% for the comparable prior year period.

Transition costs associated with DBA acquisition were $1.0 million for the year ended June 30, 2012, an increase of 74.6% from $.6 million for the year ended June 30, 2011. As a percentage of net transportation revenue, non-recurring transition costs increased to 1.1% for the year ended June 30, 2012, from 0.6% for the year ended June 30, 2012.

Change in contingent consideration was $0.9 million for the year ended June 30, 2012. There were no such costs during the comparable prior period.

Income from operations was $6.4 million for the year ended June 30, 2012, compared to income from operations of $8.0 million for the year ended June 30, 2011.

Other expense was $1.5 million for the year ended June 30, 2012, compared to other income of $1.6 million for the year ended June 30, 2011.

Net income was $2.7 million for the year ended June 30, 2012, compared to net income of $3.5 million for the year ended June 30, 2011.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended June 30, 2012 was $1.8 million, compared to net cash provided by operating activities for the year ended June 30, 2011 of $2.9 million. The change was principally driven by a decrease in our net income.

Net cash used for investing activities was $11.5 million for the year ended June 30, 2012, compared to $5.4 million for the year ended June 30, 2011. Use of cash in 2012 consisted of $7.7 million related to the acquisition of Isla, $2.6  million related to the purchase of ALBS, the purchase of $0.7 million of fixed assets, and $0.5 million paid in earn-outs to the former shareholders of acquired operations. Use of cash in 2011 consisted of $5.4 million for the acquisition of DBA (less cash acquired of $2.0 million), an additional $0.4 million for furniture and equipment, and $1.6 million paid to the former shareholders of acquired operations.

Net cash provided by financing activities for the year ended June 30, 2012 was $9.4 million compared to $2.2 million for the year ended June 30, 2011. Cash from financing activities in 2012 consisted of proceeds from our Credit Facility of $1.2 million and proceeds from the issuance of debt to Caltius of $9.4 million, repayments of notes payable to former shareholders of $0.9 million, $0.2 million in non-controlling interest distributions, and $0.1 million of costs of the shelf registration. Use of cash for 2011 consisted of proceeds from our Credit Facility of $2.6 million and proceeds from sales of Company stock to DBA offices of $0.2 million, which amounts were offset by $0.5 million used to purchase shares of our common stock and $0.1 million in non-controlling interest distributions.

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

Through the final earn-out period of June 30, 2012, the former Adcom shareholders earned a total of $2,318,365 in base earn-out payments. Of this amount, $887,083 was paid in cash and $567,058 was settled in stock through the year ended June 30, 2012. The remaining amount of $864,224 is included in the amount due to former shareholders of acquired operations as of June 30, 2012.

On April 6, 2011, we closed on an Agreement and Plan of Merger (the "DBA Agreement") pursuant to which we acquired DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics offices located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (payable in principal installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum) and $1.8 million payable in cash in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month following the closing. In May 2011, the Company elected to satisfy $2.4 million of the Company notes through the issuance of 1,071,429 shares of the Company's common stock. Of the remaining notes payable, $865,816 was paid during the year ended June 30, 2012, and $767,092 is payable during each of the years ending June 30, 2013 and 2014. The remaining Company notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in notes), which includes a future sale of DBA or the Company, or certain changes in corporate control.

Founded in 1981, DBA services a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics centers located in Somerset, New Jersey and Los Angeles, California and twenty-three agency offices across North America.

On December 1, 2011, we acquired substantially all of the assets of Laredo, Texas based Isla International, Ltd. ("Isla"), a privately-held company founded in 1996. At the time of the acquisition, Isla provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and will serve as our gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of: (i) cash of $7.657 million paid at closing; (ii) $1.325 million paid through the issuance of 552,333 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing, based upon the acquired Isla business unit generating a "Modified Gross Profit Contribution" (as defined within the Asset Purchase Agreement) of $6.928 million for each twelve month earn-out period following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate "Modified Gross Profit Contribution" of the acquired Isla business unit during the four-year earn-out period exceeds $27.711 million, with such payment not to exceed $2.0 million. The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole discretion, elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of New York based Brunswicks Logistics, Inc. d/b/a ALBS Logistics Company ("ALBS"), a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of: (i) cash of $2.655 million paid at closing, (ii) $295,000 paid through the issuance of 142,489 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.325 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, with such payment not to exceed $1.0 million.

Credit Facility

In December 2011, we amended and restated our Credit Facility in connection with the acquisition of Isla to accommodate the addition of subordinated debt by Caltius. The Credit Facility consists of a $20.0 million revolving credit facility, including a $1.0 million sublimit to support letters of credit and matures on November 30, 2013. The Credit Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes Borrowings under the Credit Facility accrue interest, at the Company’s option, at the bank’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Credit Facility based on our performance relative to certain financial covenants. The Credit Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 80% of eligible domestic accounts receivable and for advances of up to 60% of eligible foreign accounts receivable.

The terms of the Credit Facility are subject to certain financial and operational covenants which may limit the amount otherwise available under the Credit Facility. The first financial covenant limits our ratio of “Funded Debt” (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at December 31, 2012, reducing to 3.5 to 1 at December 31, 2013 and reducing to 3.25 to 1 at December 31, 2014. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from BofA) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 2.50 to 1 and reducing to 2.25 to 1 on December 31, 2012. The third financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.25 to 1.0. The fourth financial covenant is a minimum profitability standard that requires us not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

The co-borrowers of the Credit Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom Express, Inc. (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), Radiant Transportation Services ("RTS", f/k/a Radiant Logistics Global Services, Inc.), and RLP. RLP is owned 40% by RGL and 60% by RCP, an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Credit Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Credit Facility, including those advanced to RLP. At June 30, 2012, we were in compliance with all of its covenants.

As of August 31, 2012, we have approximately $9.6 million in remaining availability under the Credit Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

For additional information regarding the Credit Facility, see Note 13 to our consolidated financial statements contained elsewhere in this report.

Given our continued focus on the build-out of our network of agency locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations for the next 12 months. However, continued growth through strategic acquisitions, will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

Caltius Senior Subordinated Notes

In connection with our acquisition of Isla, effective as of December 1, 2011, we entered into an Investment Agreement with Caltius. Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of the Senior Subordinated Notes, the net proceeds of which were primarily used to finance the cash payments due at closing of the Isla transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the "Accrual Rate"), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the "Pay Rate"). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the "PIK Amount") equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. We have exercised our option to pay all PIK in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016.

Under the Investment Agreement, we also issued 500,000 restricted shares our common stock to Caltius.

For additional information regarding the Caltius Financing, see Note 13 to our consolidated financial statements contained elsewhere in this report.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that amends certain existing and provides additional pro forma disclosure requirements. The guidance provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The adoption of this guidance did not impact the Company’s financial position or results of operations.

On January 1, 2012, we adopted guidance issued by the FASB that amends certain fair value measurement principles and disclosure requirements. The guidance amends the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of this guidance did not impact the Company’s financial position or results of operations.

On January 1, 2012, we adopted guidance issued by the FASB that amends guidance on the annual testing of goodwill for impairment. The guidance provides an entity the option to assess qualitative factors to determine whether it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two step goodwill impairment test. The amendment also includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The adoption of this guidance did not impact the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2012, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2012, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Bohn H. Crain	48	Chief Executive Officer and Chairman of the Board of Directors

Stephen P. Harrington	55	Director

Jack Edwards	67	Director

Daniel Stegemoller	58	Senior Vice President & Chief Operating Officer

Todd E. Macomber	48	Senior Vice President & Chief Financial Officer

Alesia Pinney	49	Senior Vice President & General Counsel

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

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2005. Mr. Crain brings nearly 20 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Managing Member of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the executive vice president and Chief Financial Officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001 he served as the Vice President and Treasurer of Florida East Coast Industries, Inc., a public company engaged in railroad and real estate businesses listed on the New York Stock Exchange. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. Mr. Crain earned a Bachelor of Arts in Business Administration with and emphasis in Accounting from the University of Texas. As a result of these and other professional experiences, Mr. Crain possesses particular knowledge and experience in logistics management, industry trends, business operations and accounting that strengthen the Board’s collective qualifications, skills, and experience.

Stephen P. Harrington. Mr. Harrington was appointed as a director in October 2007. Mr. Harrington served as the Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Zone Mining Limited, a publicly-traded Nevada corporation, from August 2006 until January 2007. Mr. Harrington graduated with a B.S. from Yale University in 1980. As a result of these and other professional experiences, Mr. Harrington possesses particular knowledge and experience in corporate governance and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Jack Edwards . Mr. Edwards was appointed as a director in December 2011. Mr. Edwards is an independent business executive who since 2002 has been providing strategic, investment and operational advisory services to a broad range of corporate and private equity clients and boards. From 2001 through 2002, he was the President and Chief Executive Officer of American Medical Response, Inc., a provider of private ambulatory services. Prior to this, Mr. Edwards served as the President and Chief Executive Officer at a variety of logistics and freight-forwarding companies, including Danzas Corporation and ITEL Transportation Group. Previously he held senior executive positions at Circle International, American President Lines and The Southern Pacific Transportation Company. Mr. Edwards has served as a director of several publicly-held corporations, including Laidlaw Inc. (NYSE), ITEL Corp. (NYSE) and Sun Gro Horticulture Canada Ltd. (TSX) where he served as Chairman of the Board. Mr. Edwards currently serves as a director for Adelante Media Group and Zonar Systems. Mr. Edwards received a Bachelor of Science in Food Science and Technology from the University of California, Davis, and a Masters of Business Administration in Marketing from the University of Oregon. As a result of these and other professional experiences, Mr. Edwards possesses particular knowledge and experience in the transportation and logistics industry, along with business combinations and financial management, that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

Dan Stegemoller. Mr. Stegemoller has served as our Chief Operating Officer since August 2007, and previously held the position of Vice President since November 2004. He has over 35 years of experience in the transportation industry. Mr. Stegemoller has an Associate Degree in Business from IUPUI in Indianapolis.

Todd E. Macomber. Mr. Macomber has served as our Senior Vice President and Chief Financial Officer since March 2011, as our Senior Vice President and Chief Accounting Officer since August 2010, and as our Vice President and Corporate Controller since December 2007. Prior to joining us, Mr. Macomber served as Senior Vice President and Chief Financial Officer of Biotrace International, Inc., a subsidiary of Biotrace International PLC, an industrial microbiology company listed on the London Stock Exchange. Mr. Macomber earned a Bachelor of Arts, emphasis in Accounting from Seattle University.

Alesia L. Pinney. Ms. Pinney became our Senior Vice President, General Counsel and Secretary in May 2012. Prior to joining the Company, Ms. Pinney served as a business and legal consultant from June 2011 to May 2012. Ms. Pinney was General Counsel and Secretary of InfoSpace, Inc. from July 2009 to June 2011. From September 2006 to July 2009, Ms. Pinney provided operational and legal services to four privately held companies, including Sound Inpatient Physicians, LLC as its Chief Administrative Officer, Secretary and General Counsel (2008-09), Talyst, Inc. as its Executive Vice President Operations and Legal (2007-08), Lighthouse Document Technologies, Inc. as its Acting General Counsel (2007), and Weldon Barber as its Chief Operating Officer and General Counsel (2006-07). Prior to such time, Ms. Pinney was employed by drugstore.com, Inc. as its Vice President, Legal and Human Affairs, Secretary and General Counsel. Ms. Pinney earned a Bachelor of Arts, emphasis in Accounting from Seattle University, a Master of Taxation from the University of Denver, College of Law, and a Juris Doctor from Seattle University, formerly the University of Puget Sound School of Law.

The information in the Proxy Statement set forth under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Principal Stockholders” and “Executive Compensation – Securities authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the captions “Corporate Governance” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the captions “Principal Accounting Fees and Services” is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference

Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Radiant Logistics, Inc., and DBA Acquisition Corp. and the Principal Shareholders of DBA Distribution Services, Inc., and EBCP I, LLC, as Shareholders’ Agent		8-K		2.1	3/31/11

2.2	Asset Purchase Agreement by and among Radiant Global Logistics, Inc., and Isla International, Ltd.		8-K		2.1	11/15/11

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.2	7/19/11

3.4	Certificate of Merger dated April 6, 2011 between DBA Distribution Services, Inc. and DBA Acquisition Corp.		8-K		2.3	4/12/11

4.1	Investor Rights Agreement dated December 1, 2011 by and between Radiant Logistics, Inc. and Caltius Partners IV, LP		8-K		4.1	12/7/11

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.8	1/18/06

10.3	Letter Agreement dated June 10, 2011; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.1	6/10/12

10.4	Employment Agreement dated as of June 30, 2008 between DBA Distribution Services, Inc. and Paul Pollara		8-K		10.1	3/31/11

10.5	Employment Agreement dated as of June 30, 2008 between DBA Distribution Services, Inc. and James Eagen		8-K		10.3	3/31/11

10.6	First Amendment to Employment Agreement dated April 6, 2011 between DBA Distribution Services, Inc. and Paul Pollara		8-K		10.2	4/12/11

10.7	First Amendment to Employment Agreement dated April 6, 2011 between DBA Distribution Services, Inc. and James C. Eagen		8-K		10.4	4/12/11

10.8	Noncompetition, Nonsolicitation and No-Hire Agreement, dated as of June 30, 2008, between DBA Distribution Services, Inc. and Paul Pollara	8-K		10.5	3/31/12

10.9	Noncompetition, Nonsolicitation and No-Hire Agreement, dated as of June 30, 2008, between DBA Distribution Services, Inc. and James Eagen	8-K		10.6	3/31/12

10.10	Employment Agreement dated effective November 15, 2011, by and between Radiant Global Logistics, Inc. and Jonathan Fuller	8-K		10.1	12/7/11

10.11	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Dan Stegemoller	8-K		10.1	5/14/12

10.12	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber	8-K		10.2	5/14/12

10.13	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Alesia Pinney	8-K		10.3	5/14/12

10.14	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006	8-K		10.4	5/14/12

10.15	Discretionary Management Incentive Compensation Plan effective July 1, 2012	8-K		10.5	5/14/12

10.16	Loan Agreement dated December 1, 2011 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.	8-K		10.2	12/7/11

10.17	First Loan Modification Agreement to Loan Agreement dated December 1, 2011 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.	10-Q	3/31/12	10.1	5/16/12

10.18	Subordination Agreement dated December 1, 2011 by and between Caltius Partners IV, LP, Caltius Partners Executive IV, LP, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.	8-K		10.3	12/7/11

10.19	Investment Agreement dated December 1, 2011 by and between Caltius Partners IV, LP, Caltius Partners Executive IV, LP, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.		8-K	10.4	12/7/11

10.29	Senior Subordinated Notes		8-K	10.5 10.6	12/7/11

14.1	Code of Business Conduct and Ethics		10-KSB	14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Peterson Sullivan LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation	X

101.DEF*	XBRL Taxonomy Extension Definition	X

101.LAB*	XBRL Taxonomy Extension Label	X

101.PRE*	XBRL Taxonomy Extension Presentation	X

* XBRL information is furnished and not filed or part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 26, 2012	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington
Stephen P. Harrington	Director	September 26, 2012

/s/ Jack Edwards
Jack Edwards	Director	September 26, 2012

/s/ Bohn H. Crain	Chairman and
Bohn H. Crain	Chief Executive Officer	September 26, 2012

/s/ Todd E. Macomber	Senior Vice President and Chief
Todd E. Macomber	Financial Officer	September 26, 2012

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2012 and 2011	F-3

Consolidated Statements of Income (Operations) for the years ended June 30, 2012 and 2011	F-4

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2012 and 2011	F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. ("the Company") as of June 30, 2012 and 2011, and the related consolidated statements of income (operations), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

September 26, 2012

October 7, 2012

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$66,888	$434,185
Accounts receivable, net of allowance of $1,311,670 and $1,592,235, respectively	51,939,016	41,577,053
Current portion of employee, office and other receivables	111,582	162,773
Income tax deposit	11,248	-
Prepaid expenses and other current assets	2,573,531	1,761,273
Deferred tax asset	684,231	1,142,077
Total current assets	55,386,496	45,077,361

Furniture and equipment, net	1,735,157	1,428,063

Acquired intangibles, net	11,722,812	2,879,846
Goodwill	14,951,217	6,650,008
Employee, office and other receivables, net of current portion	162,088	181,459
Deposits and other assets	512,369	403,815
Deferred tax asset	33,259	-
Total long-term assets	27,381,745	10,115,128
Total assets	$84,503,398	$56,620,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued transportation costs	$37,131,212	$27,872,185
Commissions payable	2,929,449	3,570,858
Other accrued costs	2,041,596	1,992,694
Income taxes payable	-	333,999
Current portion of notes payable to former shareholders of DBA	767,092	800,000
Amounts due to former shareholders of acquired operations	2,664,224	2,657,781
Other current liabilities	64,392	135,927
Total current liabilities	45,597,965	37,363,444

Notes payable and other long-term debt, net of current portion and debt discount	20,532,934	11,869,268
Contingent consideration	6,200,000	-
Deferred rent liability	680,521	631,630
Deferred tax liability	-	485,907
Other long-term liabilities	89,887	120,571
Total long-term liabilities	27,503,342	13,107,376
Total liabilities	73,101,307	50,470,820

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized. 33,025,865 and 31,676,438 issued and outstanding, respectively	14,481	18,051
Additional paid-in capital	13,003,987	11,060,701
Treasury stock, at cost, 0 and 4,919,239 shares, respectively	-	(1,407,455)
Retained deficit	(1,713,928)	(3,615,322)
Total Radiant Logistics, Inc. stockholders’ equity	11,304,540	6,055,975
Non-controlling interest	97,551	93,757
Total stockholders’ equity	11,402,091	6,149,732
Total liabilities and stockholders’ equity	$84,503,398	$56,620,552

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Income (Operations)

	YEAR ENDED JUNE 30, 2012	YEAR ENDED JUNE 30, 2011

Revenues	$297,003,096	$203,820,175
Cost of transportation	212,294,364	141,315,637
Net revenues	84,708,732	62,504,538

Agent commissions	52,427,051	42,352,576
Personnel costs	13,191,851	7,733,701
Selling, general and administrative expenses	11,348,154	5,335,354
Depreciation and amortization	3,142,849	1,325,289
Transition costs associated with DBA acquisition	1,018,298	582,762
Change in contingent consideration	(900,000)	-
Total operating expenses	80,228,203	57,329,682

Income from operations	4,480,529	5,174,856

Other income (expense):
Interest income	19,298	21,607
Interest expense	(1,269,439)	(228,749)
Loss on litigation settlement	-	(150,000)
Other	323,620	218,611
Total other expense	(926,521)	(138,531)

Income before income tax expense	3,554,008	5,036,325

Income tax expense	(1,474,820)	(2,025,492)

Net income	2,079,188	3,010,833

Less: Net income attributable to non-controlling interest	(177,794)	(159,209)

Net income attributable to Radiant Logistics, Inc.	$1,901,394	$2,851,624

Net income per common share – basic	$0.06	$0.09
Net income per common share –diluted	$0.05	$0.09

Weighted average shares outstanding:
Basic shares	32,260,375	30,424,020
Diluted shares	35,113,021	32,021,404

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Stockholders’ Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL		RETAINED	NON-	TOTAL
			PAID-IN	TREASURY	EARNINGS	CONTROLLING	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	INTEREST	EQUITY
Balance at June 30, 2010	31,273,461	$16,157	$8,108,239	$(936,190)	$(6,466,946)	$66,548	$787,808
Repurchase of common stock	(1,490,740)	-	-	(471,265)	-	-	(471,265)
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $0.35 per share	732,038	732	257,778	-	-	-	258,510
Conversion of debt related to acquisition of DBA to common stock at $2.24 per share	1,071,429	1,071	2,398,929	-	-	-	2,400,000
Issuance of common stock to DBA offices at $2.00 per share	90,250	91	180,409	-	-	-	180,500
Share-based compensation	-	-	115,346	-	-	-	115,346
Distributions to non-controlling interest	-	-	-	-	-	(132,000)	(132,000)
Net income for the year ended June 30, 2011	-	-	-	-	2,851,624	159,209	3,010,833

Balance at June 30, 2011	31,676,438	$18,051	$11,060,701	$(1,407,455)	$(3,615,322)	$93,757	$6,149,732
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $2.29 per share	134,475	134	308,414	-	-	-	308,548
Issuance of common stock related to funding for Isla acquisition at $2.35 per share	500,000	500	1,174,500	-	-	-	1,175,000
Issuance of common stock related to purchase of Isla at $2.40 per share	552,333	552	1,324,448	-	-	-	1,325,000
Issuance of common stock related to purchase of ALBS at $2.07 per share	142,489	143	294,857	-	-	-	295,000
Share-based compensation	-	-	225,991	-	-	-	225,991
Exercise of stock options	20,130	20	5,658	-	-	-	5,678
Tax benefit from exercise of stock options	-	-	11,954	-	-	-	11,954
Retirement of treasury stock	-	(4,919)	(1,402,536)	1,407,455	-	-	-
Distributions to non-controlling interest	-	-	-	-	-	(174,000)	(174,000)
Net income for the year ended June 30, 2012	-	-	-	-	1,901,394	177,794	2,079,188

Balance at June 30, 2012	33,025,865	$14,481	$13,003,987	$-	$(1,713,928)	$97,551	$11,402,091

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30, 2012	YEAR ENDED JUNE 30, 2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$1,901,394	$2,851,624
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
non-cash compensation expense (stock options)	225,991	115,346
tax benefit from exercise of stock options	11,954	-
amortization of intangibles	2,636,145	941,473
depreciation and leasehold amortization	506,704	383,816
deferred income tax benefit	(61,320)	(108,647)
amortization of loan fees and original issue discount	143,852	6,050
change in contingent consideration	(900,000)	-
change in non-controlling interest	177,794	159,209
loss on litigation settlement	-	150,000
loss on disposal of fixed assets	-	11,931
change in provision for doubtful accounts	(280,565)	(87,669)
CHANGE IN OPERATING ASSETS AND LIABILITIES
accounts receivable	(10,081,398)	(5,372,281)
employee, office, and other receivables	70,562	100,612
income tax deposit and income taxes payable	(345,247)	295,871
prepaid expenses, deposits and other assets	(793,843)	(297,298)
accounts payable and accrued transportation costs	9,259,027	2,481,020
commissions payable	(641,409)	1,233,466
other accrued costs	48,902	(16,229)
other liabilities	(135,927)	(89,712)
deferred rent liability	48,891	173,172
Net cash provided by operating activities	1,791,507	2,931,754

CASH FLOWS USED FOR INVESTING ACTIVITIES
Acquisition of Isla International, Ltd.	(7,656,582)	-
Acquisition of Brunswicks Logistics, Inc. d/b/a/ ALBS Logistics, Inc.	(2,655,000)	-
Acquisition of DBA, net of acquired cash of $1,971,472	-	(3,428,528)
Purchase of furniture and equipment	(701,062)	(380,137)
Payments to former shareholders of acquired operations	(515,525)	(1,576,494)
Net cash used for investing activities	(11,528,169)	(5,385,159)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from credit facility, net of credit fees	1,165,130	2,628,247
Proceeds from debt issuance to Caltius, net of debt issuance costs of $637,407	9,362,593	-
Repayments of notes payable to former shareholders of acquired operations	(865,817)	-
Distributions to non-controlling interest	(174,000)	(132,000)
Cost of shelf registration statement	(124,219)	-
Proceeds from exercise of stock options	5,678	-
Proceeds from sales of common stock to DBA offices	-	180,500
Purchases of treasury stock	-	(471,265)
Net cash provided by financing activities	9,369,365	2,205,482

NET DECREASE IN CASH AND CASH EQUIVALENTS	(367,297)	(247,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	434,185	682,108

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,888	$434,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,910,955	$1,876,742
Interest paid	$879,796	$120,266

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

In May 2011, the Company exercised its right to convert $2.4 million worth of notes payable into 1,071,429 shares of Company stock, resulting in a decrease to other current and long-term liabilities totaling $2.4 million, an increase in common stock of $1,071 and an increase in additional paid-in capital of $2,398,929.

In June 2011, $617,095 was recorded as due to former shareholders of acquired operations and an increase to goodwill for the third annual earn-out from the Company’s acquisition of Adcom.

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

In March 2012, the Company issued 552,333 shares of common stock at a fair value of $2.40 per share in satisfaction of $1,325,000 of the Isla purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock issuable of $552 and an increase to additional paid-in-capital of $1,324,448.

In May 2012, the Company issued 142,489 shares of common stock at a fair value of $2.07 per share in satisfaction of $295,000 of the ALBS purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock issuable of $143 and an increase to additional paid-in-capital of $294,857.

In June 2012, $864,224 was recorded as due to former shareholders of acquired operations and an increase to goodwill for the fourth annual earn-out from the Company’s acquisition of Adcom.

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

The Company’s first acquisition of Airgroup Corporation ("Airgroup") was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of independent agent offices across North America.

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

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service a multi-brand network. RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of company owned and independent agency offices and international agents positioned strategically around the world.

The Company’s growth strategy will continue to focus on both organic growth and growth through acquisitions. For organic growth, the Company will focus on strengthening and retaining existing, and expanding new customer agency relationships. Since the Company’s acquisition of Airgroup in January 2006, the Company has focused its efforts on the build-out of its network of independent agency offices, as well as enhancing its back-office infrastructure, transportation and accounting systems. The Company also continues to search for targets that fit within its acquisition criteria.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC ("RLP"), which is 40% owned by RGL, and 60% owned by RCP (See Note 11), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, changes in contingent consideration, accounting for the issuance of shares and share-based compensation, the assessment of the recoverability of long-lived assets and goodwill, and the establishment of an allowance for doubtful accounts. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

The fair values of the Company’s receivables, income tax deposit, accounts payable and accrued transportation costs, commissions payable, other accrued costs, income taxes payable and amounts due to former shareholders of acquired operations approximate the carrying values due to the relatively short maturities of these instruments. The fair value of the Company’s credit facility, DBA notes payable, and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. The fair value of the subordinated Caltius notes payable is not practicable to determine given the complex terms associated with this instrument. Contingent consideration attributable to the Company’s recent acquisitions of Isla and ALBS are reported at fair value.

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

The Company derives a substantial portion of its revenue pursuant to exclusive agency agreements with independently-owned agent offices operating under the various Company brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% - 10%) of the office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. As of the date of this report, a number of the Company’s agency offices have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. As of the date of this Report, the Company has begun collection proceedings against two customers who owe the Company approximately $1.5 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers; the Company does not believe its exposure to these customers will be material.

g)	Furniture and Equipment

Technology (computer software, hardware, and communications), furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using five to seven year lives for vehicles, communication, office, furniture, and computer equipment using the straight line method of depreciation. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

h)	Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of business acquired. The Company typically performs its annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time. The Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of June 30, 2012, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

	2012	2011

Goodwill, beginning of year	$6,650,008	$982,788
DBA acquisition (see Note 5)	-	5,021,603
Isla acquisition (see Note 6)	5,095,870	-
ALBS acquisition (see Note 7)	2,341,115	-
Adcom earn-out (see Note 4)	864,224	645,617

Goodwill, end of year	$14,951,217	$6,650,008

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately 5 years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. See Notes 4, 5, 6 and 7.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2012.

j)	Business Combinations

We account for business combinations using the purchase method of accounting and allocate the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statement of income.

The fair values of intangible assets acquired are estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company uses risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflects market participant assumptions.

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by our acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statement of income. For the year ended June 30, 2012, we recorded a reduction to contingent consideration of $900,000.

k)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2013	$2,146,781
2014	1,968,307
2015	1,663,623
2016	1,038,382
2017	309,111
Thereafter	1,302,257

Total minimum lease payments	$8,428,461

Rent expense amounted to $2,025,548 and $907,677 for the years ended June 30, 2012 and 2011.

l)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. During the years ended June 30, 2012 and 2011, the Company’s contributions under the plans were $176,855 and $110,309, respectively.

m)	Income Taxes

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

n)	Revenue Recognition and Purchased Transportation Costs

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

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin net of taxes. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

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

o)	Share-Based Compensation

The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards which will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under our stock plan.

p)	Basic and Diluted Income Per Share

Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. For the year ended June 30, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,113,021 shares of common stock, including options to purchase 4,873,174 shares of common stock at June 30, 2012, of which 1,190,803 were excluded as their effect would have been antidilutive. For the year ended June 30, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 32,021,404 shares of common stock, including options to purchase 3,865,242 shares of common stock at June 30, 2011, of which 106,900 were excluded as their effect would have been antidilutive. The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows.

	Year ended June 30, 2012	Year ended June 30, 2011
Weighted average basic shares outstanding	32,260,375	30,424,020
Options	2,852,646	1,597,384
Weighted average dilutive shares outstanding	35,113,021	32,021,404

q)	Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

r)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal year 2012.

NOTE 3 -      RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that amends certain existing and provides additional pro forma disclosure requirements. The guidance provides amendments to clarify the acquisition date which should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The adoption of this guidance did not impact the Company’s financial position or results of operations.

On January 1, 2012, we adopted guidance issued by the FASB that amends certain fair value measurement principles and disclosure requirements. The guidance amends the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of this guidance did not impact the Company’s financial position or results of operations.

On January 1, 2012, we adopted guidance issued by the FASB that amends guidance on the annual testing of goodwill for impairment. The guidance provides an entity the option to assess qualitative factors to determine whether it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two step goodwill impairment test. The amendment also includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The adoption of this guidance did not impact the Company’s financial position or results of operations.

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

Through the final earn-out period ended June 30, 2012, the former Adcom shareholders earned a total of $2,318,365 in base earn-out payments. Of this amount, $887,083 was paid in cash and $567,058 was settled in stock through the year ended June 30, 2012. The remaining amount of $864,224 is included in the amount due to former shareholders of acquired operations as of June 30, 2012, and is expected to be paid out 50% in cash and 50% in Company stock in October 2012.

No Tier II payments were earned under the SPA.

NOTE 5 -      ACQUISITION OF DBA DISTRIBUTION SERVICES, INC.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "DBA Agreement") pursuant to which the Company acquired DBA Distribution Services, Inc. ("DBA"), a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics offices located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (payable in principal installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum) and $1.8 million payable in cash in connection with the achievement of certain integration milestones. The integration payment is included in the amount due to former shareholders of acquired operations and is to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month following the closing. In May 2011, the Company elected to satisfy $2.4 million of the Company notes through the issuance of 1,071,429 shares of the Company's common stock. Of the remaining notes payable, $865,816 was paid during the year ended June 30, 2012, and $767,092 is payable during each of the years ending June 30, 2013 and 2014. The remaining Company notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in notes), which includes a future sale of DBA or the Company, or certain changes in corporate control. The cash component of the transaction was financed through a combination of our existing funds and funds available under a revolving credit facility provided by Bank of America, N.A.

Associated with the acquisition of DBA, the Company incurred $1,018,298 and $582,762 of non-recurring transition costs for the years ended June 30, 2012 and 2011, respectively, consisting principally of personnel, general and administrative costs which are being eliminated in connection with the winding down of DBA's historical back-office operations and transitioning them to the corporate headquarters. These costs are reported as a separate line item on the face of the Company's consolidated statement of income for the years ended June 30, 2012 and 2011.

In February 2012, we initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the DBA Agreement dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges and related party transactions, as well as the breach of certain non-competition and non-solicitation covenants by one of the DBA selling shareholders and a former DBA employee affiliated with such selling shareholder.

NOTE 6 -      ACQUISITION OF ISLA INTERNATIONAL, LTD.

On December 1, 2011, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of Laredo, Texas based Isla International, Ltd. ("Isla"), a privately-held company founded in 1996. At the time of the acquisition, Isla provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and will serve as the Company’s gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of: (i) cash of $7.657 million paid at closing; (ii) $1.325 million paid through the issuance of 552,333 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing, based upon the acquired Isla business unit generating a "Modified Gross Profit Contribution" (as defined within the Asset Purchase Agreement) of $6.928 million for each twelve month earn-out period following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate "Modified Gross Profit Contribution" of the acquired Isla business unit during the four-year earn-out period exceeds $27.711 million, with such payment not to exceed $2.0 million. The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole discretion, elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

The transaction was financed through the net proceeds made available through the issuance of $10.0 million in subordinated debt. As well, in connection with the transaction, the Company entered into an amended and restated revolving credit facility with the Company's senior lender, Bank of America, N.A.

The total recorded purchase price consisted of an initial cash payment of $7.657 million, $1.325 million paid through the issuance of 552,333 shares of our restricted stock, and estimated contingent consideration associated with the Tier-1 and Tier-2 earn-outs of $4.075 million. The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at December 1, 2011:

Furniture and equipment	$112,736
Intangibles	7,847,976
Goodwill	5,095,870

Total assets acquired	$13,056,582

The goodwill recognized is attributable primarily to the strategic location of the Isla operation along the U.S.-Mexico border, allowing Isla to serve as the Company's gateway to Mexico and a strategic differentiator in the marketplace. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years.

Since acquisition, ISLA produced $16.0 million in revenues and operating income before management fees of $1.3 million before factoring in other purchase accounting charges resulting from the acquisition.

If the acquisition had taken place effective July 1, 2010 the result would have produced combined revenue of $323.9 million and $324.1 million and combined net income of $2.7 million and $3.5 million for the years ended June 30, 2012 and 2011, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2011.

NOTE 7 -      ACQUISITION OF BRUNSWICKS LOGISTICS, INC.

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of New York based Brunswicks Logistics, Inc. d/b/a ALBS Logistics Company ("ALBS"), a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of: (i) cash of $2.655 million paid at closing, (ii) $295,000 paid through the issuance of 142,489 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.325 million in aggregate "Tier-1 Earn-Out Payments" covering the four-year earn-out period immediately following closing; and (iv) a "Tier-2 Earn-Out Payment" after the fourth anniversary of the closing, with such payment not to exceed $1.0 million.

The transaction was financed with proceeds from the credit facility with Bank of America, N.A.

The total recorded purchase price consisted of an initial cash payment of $2.655 million, $295,000 paid through the issuance of 142,489 shares of our restricted stock, and estimated contingent consideration associated with the Tier-1 and Tier-2 earn-outs of $3.025 million. The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and liabilities at February 27, 2012:

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

Since acquisition, ALBS produced $6.5 million in revenues and operating income before management fees of $224,000 before factoring in other purchase accounting charges resulting from the acquisition.

If the acquisition had taken place effective July 1, 2010 the result would have produced combined revenue of $323.9 million and $324.1 million and combined net income of $2.7 million and $3.5 million for the years ended June 30, 2012 and 2011, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2011.

NOTE 8 -      ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, Isla, and ALBS:

	Year ended June 30, 2012		Year ended June 30, 2011
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$18,712,673	$7,275,865	$7,533,562	$4,702,100
Covenants not to compete	420,000	133,996	120,000	71,616
Total	$19,132,673	$7,409,861	$7,653,562	$4,773,716

Aggregate amortization expense:
For the year ended June 30, 2012		$2,636,145
For the year ended June 30, 2011		$941,473

Aggregate amortization expense for the years ended June 30:
2013		$3,198,350
2014		2,174,175
2015		1,715,511
2016		2,852,403
2017		1,782,373
Total		$11,722,812

NOTE 9 -      FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2012
	Level 3	Total
Contingent consideration	$6,200,000	6,200,000

The fair value of the contingent consideration was estimated using projected future operating results and the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, July 1, 2011	$-
Increase related to accounting for acquisitions	7,100,000
Change in fair value	(900,000)
Balance, June 30, 2012	$6,200,000

NOTE 10 -      VARIABLE INTEREST ENTITY

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP is 40% owned by Radiant Global Logistics ("RGL"), qualifies as a variable interest entity and is included in the Company’s consolidated financial statements (see Note 11). RLP commenced operations in February 2007. Net income attributable to the non-controlling interest recorded on the statements of income was $177,794 and $159,209 for the years ended June 30, 2012 and 2011, respectively.

The following table summarizes the balance sheets of RLP as of June 30:

	2012	2011
ASSETS
Accounts receivable	$1,226	$2,012
Accounts receivable – Radiant Logistics	183,987	170,030
Prepaid expenses and other current assets	1,947	1,191
Total assets	$187,160	$173,233

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$24,575	$16,971
Total liabilities	24,575	16,971

Partners' capital	162,585	156,262
Total liabilities and partners' capital	$187,160	$173,233

NOTE 11 -      RELATED PARTY

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

For the year ended June 30, 2012, RLP recorded $296,323 in profits, of which Mr. Crain’s distributable share was $177,794. For the year ended June 30, 2011, RLP recorded $265,349 in profits, of which Mr. Crain’s distributable share was $159,209.

NOTE 12 -      FURNITURE AND EQUIPMENT

	June 30,	June 30,
	2012	2011
Vehicles	$30,288	$33,788
Communication equipment	30,006	31,359
Office equipment	529,716	511,872
Furniture and fixtures	212,058	122,488
Computer equipment	715,854	733,819
Computer software	1,698,123	1,283,581
Leasehold improvements	846,659	641,188
	4,062,704	3,358,095
Less: Accumulated depreciation and amortization	(2,327,547)	(1,930,032)
Furniture and equipment, net	$1,735,157	$1,428,063

Depreciation and amortization expense related to furniture and equipment was $506,704 and $383,816 for the years ended June 30, 2012 and 2011, respectively.

NOTE 13 -      NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	June 30,	June 30,
	2012	2011
Notes Payable – Caltius	$10,000,000	$-
Less: Original Issue Discount, net	(1,081,739)	-
Less: Debt Issuance Costs, net	(586,816)	-

Total Caltius Senior Subordinated Notes, net	8,331,445	-
Notes Payable – DBA shareholders	1,534,183	2,400,000
Long-Term Credit Facility	11,434,398	10,269,268

Total notes payable and other long-term debt	21,300,026	12,669,268
Less: Current portion	(767,092)	(800,000)
Total notes payable and other long-term debt	$20,532,934	$11,869,268

Future maturities of notes payable and other long-term debt for the years ending June 30 are as follows:

2013	$767,092
2014	12,201,489
2015	-
2016	-
2017	10,000,000

$22,968,581

Bank of America – Credit Facility

Effective December 1, 2011, the Company entered into an agreement (the "Loan Agreement") with Bank of America, N.A. (the "Lender"). Under the Loan Agreement, the Lender provided the Company with a $20.0 million senior secured credit facility, including a $1.0 million sublimit to support letters of credit (collectively, the "Credit Facility"). Advances under the Credit Facility are available to fund future acquisitions, capital expenditures or for other corporate purposes. The Credit Facility had the effect of amending and fully restating our pre-existing senior credit facility with the Lender as amended from time to time, to accommodate the subordinated debt provided by Caltius, as described below. Borrowings under the Credit Facility accrue interest, at the Company’s option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted up or down during the term of the Credit Facility based on the Company’s performance relative to certain financial covenants. The Credit Facility has a maturity date of November 30, 2013, and is collateralized by the Company's accounts receivable and other assets of its subsidiaries. Advances under the Credit Facility of up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable are available to fund future acquisitions, capital expenditures or for other corporate purposes.

The terms of the Credit Facility are subject to certain financial and operational covenants that may limit the amount otherwise available under the Credit Facility. The first financial covenant limits the Company's ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at December 31, 2012, reducing to 3.5 to 1 at December 31, 2013, and reducing to 3.25 to 1 at December 31, 2014. The second financial covenant limits the Company's ratio of Senior Debt (defined as amounts borrowed from the Bank) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 2.50 to 1 and reducing to 2.25 to 1 on December 31, 2012. The third financial covenant requires the Company maintain a basic fixed charge coverage ratio of at least 1.25 to 1.0. The fourth financial covenant is a minimum profitability standard which requires the Company not to incur a net loss before taxes, amortization of acquired intangibles and extraordinary items in any two consecutive quarterly accounting periods.

Under the terms of the Credit Facility, the Company is permitted to make additional acquisitions without the consent of the Lender, only if certain conditions are satisfied. The conditions imposed by the Credit Facility include the following: (i) the absence of an event of default under the Credit Facility; (ii) the company to be acquired must be in the transportation and logistics industry; (iii) the purchase price to be paid must be consistent with the Company’s historical business and acquisition model; (iv) after giving effect for the funding of the acquisition, the Company must have undrawn availability of at least $4.0 million under the Credit Facility; (v) the Lender must be reasonably satisfied with projected financial statements the Company provides covering a twelve month period following the acquisition; (vi) the acquisition documents must be provided to the Lender and must be consistent with the description of the transaction provided to the Lender; and (vii) the number of permitted acquisitions is limited to three per fiscal year and the aggregate cash consideration payable at closing shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate, provided however the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of the Company during the nine month period prior to the closing of any such transaction and the aggregate consideration at closing is not more than $25.0 million. In the event the Company is not able to satisfy the conditions of the Credit Facility in connection with a proposed acquisition, the Company must either forego the acquisition, obtain the Lender's consent, or retire the Credit Facility.

The co-borrowers of the Credit Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Adcom (d/b/a Adcom Worldwide), DBA (d/b/a Distribution by Air), RTS (f/k/a Radiant Logistics Global Services, Inc.), RCS and RLP. As a co-borrower under the Credit Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Credit Facility, including those advanced to RLP. At June 30, 2012, the Company was in compliance with all of its covenants.

As of June 30, 2012, the Company had $7,159,159 in advances under the Credit Facility and $4,275,239 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Credit Facility when presented for payment to the bank. These amounts total the balance of other long-term debt in the consolidated balance sheet of $11,434,398.

As of June 30, 2011, the Company had $7,777,017 in advances under the Credit Facility and $2,492,251 in outstanding checks, which had not yet been presented to the bank for payment. The outstanding checks have been reclassed from cash as they will be advanced from, or against, the Credit Facility when presented for payment to the bank. These amounts total the balance of other long-term debt in the consolidated balance sheet of $10,269,268.

At June 30, 2012, based on available collateral and $491,800 in outstanding letter of credit commitments, there was $12,349,041 available for borrowing under the Credit Facility based on advances outstanding.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of Isla, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, "Caltius"). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the "Senior Subordinated Notes"), the net proceeds of which were primarily used to finance the cash payments due at closing of the Isla transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the "Accrual Rate"), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the "Pay Rate"). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the "PIK Amount") equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. The Company has exercised its option to pay all PIK in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016.

Under the Investment Agreement, the Company also issued 500,000 restricted shares of Company common stock to Caltius, which was recorded as an original issue discount and is being amortized over the term of the note using the effective interest method.

The terms of the Investment Agreement are subject to certain customary affirmative and negative covenants. These include, but are not limited to, restrictions on: (i) types and amounts of indebtedness that can be incurred; (ii) dividends that can be paid; (iii) distributions that can be made; (iv) certain asset sales, lease commitments, capital expenditures, acquisitions and investments. In addition, the Investment Agreement prohibits the Company from incurring any earn-out obligations or seller notes in connection with any future acquisitions, unless explicitly subordinated to the Senior Subordinated Notes, or, in general, any indebtedness that is subordinated to the Credit Facility, unless such indebtedness is also subordinated to the Senior Subordinated Notes.

The Investment Agreement contains financial covenants including, but not limited to, funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of "Funded Debt" (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.25 to 1, reducing to 4.00 to 1 at March 31, 2013, reducing to 3.75 to 1 at March 31, 2014 and reducing to 3.50 to 1 at March 31, 2015. The second financial covenant limits the Company's ratio of Senior Debt (defined as amounts borrowed from the Bank and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.75 to 1, reducing to 3.50 to 1 on March 31, 2013, reducing to 3.25 to 1 on March 31, 2014 and reducing to 3.00 to 1 on March 31, 2015. The third financial covenant requires that the Company maintains a basic fixed charge coverage ratio of at least 1.05 to 1.0. At June 30, 2012, we were in compliance with all of our covenants.

Under the Investment Agreement, the Company is permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to its then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased, (b) the price and terms of such acquisition, (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement, and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of equity interests issued by the Company during the nine-month period prior to the closing of such acquisition to the extent the Company notifies Caltius in writing of the use of such cash consideration from sales such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25.0 million; (vii) the post-closing availability under the Credit Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that the Company and its co-borrowers have completed in such fiscal year does not exceed three; and (ix) the Company shall have provided to Caltius certain deliverables for such acquisition.

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

The Company or its subsidiaries may, however, acquire at least 51% of the equity of another entity (“Permitted Investment”) so long as (i) the aggregate consideration for all such Permitted Investments does not exceed $1.0 million, (ii) the Company (or its subsidiary, as applicable) controls and owns at least 51% of the acquired entity, and (iii) the Company (or its subsidiary, as applicable) complies with all of the requirements of the foregoing paragraph, other than the requirements set forth in sections (iv) and (vi).

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

DBA – Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable on a quarterly basis. The principal amount of the notes is payable annually on March 31 in three equal payments. The Company has repaid a portion of the note early in the amount of $98,725 in connection with termination of some former DBA employees who were also shareholders.

The notes contain an optional forced conversion right which allowed the Company, in its sole discretion on or before the expiration of the third month following three month anniversary of the closing date, to elect to satisfy up to $2.4 million of the notes by the issuance of Company common stock. Accordingly, in May 2011, the Company elected to satisfy $2.4 million of the notes through the issuance of 1,071,429 shares of the Company's common stock.

NOTE 14 -      PROVISION FOR INCOME TAXES

	June 30,	June 30,
	2012	2011
Current deferred tax assets:
Allowance for doubtful accounts	$498,435	$605,049
Accruals	185,796	537,028
Total current deferred tax assets	$684,231	$1,142,077
Long-term deferred tax assets (liabilities):
Stock-based compensation	$431,009	$346,884
Fixed asset basis differences	(483,486)	(259,023)
Goodwill deductible for tax purposes	459,554	520,572
Intangibles	(493,345)	(1,094,340)
Other, net	119,527	-
Net long-term deferred tax assets (liabilities)	$33,259	$(485,907)

Income tax expense attributable to operations is as follows:

	Year ended June 30,	Year ended June 30,
	2012	2011
Current:
Federal	$1,374,450	$1,909,493
State	161,700	224,646

Deferred:
Federal	(54,865)	(97,210)
State	(6,455)	(11,437)

Net income tax expense	$1,474,830	$2,025,492

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,	Year ended June 30,
	2012	2011
Tax expense at statutory rate	$1,147,912	$1,658,219
Permanent differences	29,939	15,144
Change in income taxes due to IRS audit	59,013	-
State income taxes	162,235	213,209
Other	75,721	138,920

Net income tax expense	$1,474,820	$2,025,492

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2009 through June 30, 2012.

NOTE 15 -      CONTINGENCIES

Legal Proceedings

In December 2010, the Company recorded a charge of $150,000 in connection with the settlement of a dispute with one of its competitors related to the 2007 departure of the competitor’s then Chicago operation. By agreement among the parties, without admission of any wrong doing on the part of the Company and with affirmation of the parties’ right to freely compete in the marketplace, the Company agreed to make a $150,000 donation to a mutually agreeable IRC 503(c) charitable organization. Neither the Company nor its competitor received any payment in connection with the settlement. Of this amount, $75,000 was paid during each of the years ending June 30, 2012 and 2011.

In February 2012, we initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the Agreement and Plan of Merger dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges and related party transactions, as well as the breach of certain non-competition and non-solicitation covenants by one of the DBA selling shareholders and a former DBA employee affiliated with such selling shareholder.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions of Isla (See Note 6) and ALBS (See Note 7) contain future consideration provisions which provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of income. Earn-out payments are generally due annually on November 1, and 90 days following the quarter after the fourth anniversary of the acquisition date.

The following table represents the estimated earn-out payments to be paid in each of the following fiscal years:

	2013	2014	2015	2016	Total
Earn-out payments:
Cash	$432	$609	$1,628	$3,386	$6,055
Equity	432	59	276	655	1,422
Total estimated earn-out payments(1)	$864	$668	$1,904	$4,041	$7,477

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

Finder's Fee Arrangements

In fiscal year 2007, the Company entered into finder’s fee arrangements with third parties to assist the Company in locating logistics businesses that could become exclusive agent operations of the Company and/or candidates for acquisition. Any amounts due under these arrangements are payable as a function of the financial performance of any newly acquired operation and are conditioned payable upon, among other things, the retention of any newly acquired operations for a period of not less than 12 months. Payment of the finder’s fee may be paid in cash, Company shares, or a combination of cash and shares. For the years ended June 30, 2011, the Company paid $10,445 in satisfaction of finder’s fee obligations. There were no finder’s fees paid during 2012.

NOTE 16 -      STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2012 and 2011, none of the shares were issued or outstanding.

Common Stock Repurchase Program

During 2009, the Company's Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010. Under this repurchase program, the Company purchased 1,490,740 shares of its common stock at a cost of $471,265 during the year ended June 30, 2011. The 4,919,239 shares held in treasury were retired during the year ended June 30, 2012.

NOTE 17 -      SHARE-BASED COMPENSATION

On October 20, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan ("2005 Plan). The 2005 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 5,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. Awards under the 2005 Plan can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs” and together with ISOs, collectively, the “Options") and may be granted to key employees, directors and consultants. Options shall be exercisable at such time or times, or upon such event, or events, and subject to such terms, conditions, performance criteria, and restrictions as shall be determined by the plan administrator and set forth in the Option Agreement evidencing such Option; provided, however, that (i) no Option shall be exercisable after the expiration of ten (10) years after the date of grant of such Option, (ii) no Incentive Stock Option granted to a participant who owns more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary of the Company) shall be exercisable after the expiration of five (5) years after the date of grant of such Option, and (iii) no Option granted to a prospective employee, prospective consultant or prospective director may become exercisable prior to the date on which such person commences Service with the Participating Company. Subject to the foregoing, unless otherwise specified by the Option Agreement evidencing the Option, any Option granted under the 2005 Plan shall have a term of ten (10) years from the effective date of grant of the Option.

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

Fair market value of the stock on any given date means (i) if the stock is listed on any established stock exchange, its fair market value shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange for the last market trading day prior to the time of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable; (ii) if the stock is regularly traded on the OTC Bulletin Board Service or a comparable automated quotation system, its fair market value shall be the mean between the high bid and low asked prices for the stock on the last market trading day prior to the day of determination; or (iii) in the absence of an established market for the stock, the fair market value thereof shall be determined in good faith by the plan administrator.

Under the 2005 Plan, stock options were granted to employees and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. During the year ended June 30, 2012, 1,094,278 stock options were granted to employees at a weighted average exercise price of $2.25 per share. During the year ended June 30, 2011, 245,242 stock options were granted to employees at a weighted average exercise price of $1.66 per share. The Company recorded share-based compensation expense of $225,991 and $115,346 for the years ended June 30, 2012 and 2011, respectively.

The following table reflects activity under the plan:

	Year ended June 30, 2012		Year ended June 30, 2011
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,865,242	$0.58	3,620,000	$0.50
Granted	1,094,278	2.25	245,242	1.66
Exercised	(20,130)	(0.28)	-	-
Forfeited	(66,216)	(0.58)	-	-
Outstanding at end of year	4,873,174	$0.95	3,865,242	$0.58
Exercisable at end of year	3,261,834	$0.55	3,004,000	$0.55
Non-vested at end of year	1,611,340	$1.76	861,242	$0.68

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30, 2012	Year ended June 30, 2011
Risk-Free Interest Rates	(0.82)%-(0.39)%	0.16%-0.57%
Expected Term	6.5yrs	6.5yrs
Expected Volatility	58.8%-71.8%	59.5%-61.2%
Expected Dividend Yields	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

As of June 30, 2012, the Company had approximately $1,532,000 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.76 years. The following table summarizes the Company’s unvested stock options and changes for the years ended June 30, 2012 and 2011.

	Shares	Weighted Average Grant Date Fair Value
Outstanding, July 1, 2010	1,340,000	$0.24
Granted	245,242	0.92
Less: options vested	(724,000)	(0.30)
Less: options forfeited	-	-
Outstanding, June 30, 2011	861,242	$0.38
Granted	1,094,278	1.35
Less: options vested	(292,964)	(0.33)
Less: options forfeited	(51,216)	(0.42)
Outstanding, June 30, 2012	1,611,340	$1.05

The following table summarizes outstanding and exercisable options by price range as of June 30, 2012:

					Exercisable Options
Exercise Prices	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2012	Number Exercisable at June 30, 2012	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value at June 30, 2012
$0.00 - $0.19	435,000	6.18	$0.18	$684,950	328,000	6.14	$.18	$516,160
$0.20 - $0.39	350,000	6.87	0.26	522,500	160,000	6.80	.25	240,000
$0.40 - $0.59	1,550,000	3.60	0.48	1,963,500	1,515,000	3.56	.48	1,919,050
$0.60 - $0.79	1,217,137	3.67	0.73	1,245,908	1,195,427	3.59	.73	1,220,941
$1.00 - $1.19	20,000	4.22	1.01	14,800	20,000	4.22	1.01	14,800
$1.20 - $1.39	110,234	8.67	1.30	49,605	22,048	8.67	1.30	9,922
$2.00 - $2.19	421,854	9.81	2.07	-	-	-	-	-
$2.20 - $2.39	761,990	9.34	2.35	-	21,359	8.93	2.30	-
$2.40 - $2.59	6,959	9.48	2.40	-	-	-	-	-
Total	4,873,174	5.64	$0.95	$4,481,263	3,261,834	4.06	$0.55	$3,920,873

NOTE 18 -      OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Year ended June 30:
Revenue	$163,903	$113,911	$133,100	$89,909	$297,003	$203,820
Cost of transportation	106,052	71,551	106,242	69,764	212,294	141,315
Net revenue	$57,851	$42,360	$26,858	$20,145	$84,709	$62,505

NOTE 19 -      QUARTERLY FINANCIAL DATA SCHEDULE (Unaudited)

	Fiscal Year 2012 – Quarter Ended

	June 30	March 31	December 31	September 30

Revenue	$81,807,668	$70,748,655	$72,613,729	$71,833,044
Cost of transportation	58,903,273	50,431,819	52,365,148	50,594,124

Net revenues	22,904,395	20,316,836	20,248,581	21,238,920

Total operating expenses	20,947,780	20,017,722	19,142,383	20,120,318

Income from operations	1,956,615	299,114	1,106,198	1,118,602

Total other expense	(381,629)	(371,493)	(158,974)	(14,425)

Income (loss) before income tax benefit (expense)	1,574,986	(72,379)	947,224	1,104,177

Income tax benefit (expense)	(631,117)	45,732	(487,966)	(401,469)

Net income (loss)	943,869	(26,647)	459,258	702,708

Net income attributable to non-controlling interest	(40,382)	(47,970)	(41,761)	(47,681)

Net income (loss) attributable to Radiant Logistics, Inc.	$903,487	$(74,617)	$417,497	$655,027

Net income per common share – basic and diluted	$0.03	$0.00	$0.01	$0.02

	Fiscal Year 2011 – Quarter Ended

	June 30	March 31	December 31	September 30

Revenue	$70,932,008	$42,030,290	$44,496,820	$46,361,057
Cost of transportation	49,753,382	29,005,131	30,314,763	32,242,361

Net revenues	21,178,626	13,025,159	14,182,057	14,118,696

Total operating expenses	19,895,963	11,777,157	12,878,402	12,778,160

Income from operations	1,282,663	1,248,002	1,303,655	1,340,536

Total other income (expense)	(26,433)	21,191	(123,142)	(10,147)

Income before income tax expense	1,256,230	1,269,193	1,180,513	1,330,389

Income tax expense	(634,251)	(472,379)	(413,319)	(505,543)

Net income	621,979	796,814	767,194	824,846

Net income attributable to non-controlling interest	(40,282)	(26,095)	(50,929)	(41,903)

Net income attributable to Radiant Logistics, Inc.	$581,697	$770,719	$716,265	$782,943

Net income per common share – basic	$0.02	$0.03	$0.02	$0.03
Net income per common share – diluted	$0.02	$0.02	$0.02	$0.03

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

23.1	Consent of Peterson Sullivan LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

42