Form 10-Q
period 2012-09-30
RADIANT LOGISTICS, INC
filed 2012-11-13
CIK 1171155

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-35392

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 33,041,430 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 09, 2012.

RADIANT LOGISTICS, INC.
TABLE OF CONTENTS

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	SEPTEMBER 30,	JUNE 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$676,477	$66,888
Accounts receivable, net of allowance of $1,469,245 and $1,311,670, respectively	53,803,171	51,939,016
Current portion of employee and other receivables	264,721	201,451
Income tax deposit	-	11,248
Prepaid expenses and other current assets	3,770,884	2,573,531
Deferred tax asset	734,136	684,231
Total current assets	59,249,389	55,476,365

Furniture and equipment, net	1,773,197	1,735,157

Acquired intangibles, net	10,765,717	11,722,812
Goodwill	14,951,217	14,951,217
Employee and other receivables, net of current portion	149,880	162,088
Deposits and other assets	422,500	422,500
Deferred tax asset	357,422	33,259
Total long term assets	26,646,736	27,291,876
Total assets	$87,669,322	$84,503,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$36,684,523	$37,131,212
Commissions payable	3,323,547	2,929,449
Other accrued costs	2,095,881	2,041,596
Income taxes payable	240,079	-
Current portion of notes payable to former shareholders of DBA	767,092	767,092
Current portion of amounts due to former shareholders of acquired operations	2,664,224	2,664,224
Other current liabilities	65,289	64,392
Total current liabilities	45,840,635	45,597,965

Notes payable and other long-term debt, net of current portion and debt discount	22,886,367	20,532,934
Contingent consideration, net of current portion	6,250,000	6,200,000
Deferred rent liability	682,090	680,521
Other long term liabilities	73,224	89,887
Total long term liabilities	29,891,681	27,503,342
Total liabilities	75,732,316	73,101,307

RADIANT LOGISTICS, INC.
Condensed Consolidated Balance Sheets (continued)

(unaudited)

	SEPTEMBER 30,	JUNE 30,
	2012	2012
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 33,041,430 and 33,025,865 shares issued and outstanding, respectively	14,497	14,481
Additional paid-in capital	13,123,506	13,003,987
Deferred compensation	(18,034)	-
Retained deficit	(1,310,775)	(1,713,928)
Total Radiant Logistics, Inc. stockholders’ equity	11,809,194	11,304,540
Non-controlling interest	127,812	97,551)
Total stockholders’ equity	11,937,006	11,402,091
Total liabilities and stockholders’ equity	$87,669,322	$84,503,398

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011

Revenue	$79,148,458	$71,833,044
Cost of transportation	56,910,016	50,594,124
Net revenues	22,238,442	21,238,920

Agent commissions	13,295,325	13,892,425
Personnel costs	3,757,372	2,893,738
Selling, general and administrative expenses	2,900,237	2,661,126
Depreciation and amortization	1,119,804	390,393
Transition costs associated with DBA acquisition	-	282,636
Change in contingent consideration	50,000	-
Total operating expenses	21,122,738	20,120,318

Income from operations	1,115,704	1,118,602

Other income (expense):
Interest income	4,073	4,934
Interest expense	(495,331)	(92,088)
Other	148,972	72,729
Total other expense	(342,286)	(14,425)

Income before income tax expense	773,418	1,104,177

Income tax expense	(340,004)	(401,469)

Net income	433,414	702,708

Less: Net income attributable to non-controlling interest	(30,261)	(47,681)

Net income attributable to Radiant Logistics, Inc.	$403,153	$655,027

Net income per common share – basic and diluted	$.01	$.02
Weighted average shares outstanding:
Basic shares	33,031,110	31,676,438
Diluted shares	35,602,281	34,609,965

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL			NON-	TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED DEFICIT	CONTROLLING INTEREST	STOCKHOLDERS’ EQUITY
Balance at June 30, 2012	33,025,865	$14,481	$13,003,987	$-	$(1,713,928)	$97,551	$11,402,091
Share-based compensation	-	-	94,320	-	-	-	94,320
Grant of restricted stock awards at $1.62 per share	15,565	16	25,199	(25,215)	-	-	-
Amortization of deferred compensation	-	-	-	7,181	-	-	7,181
Net income for the three months ended September 30, 2012	-	-	-	-	403,153	30,261	433,414

Balance at September 30, 2012	33,041,430	$14,497	$13,123,506	$(18,034)	$(1,310,775)	$127,812	$11,937,006

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$403,153	$655,027
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
share-based compensation expense	101,501	24,244
amortization of intangibles	957,095	290,755
depreciation and leasehold amortization	162,709	99,638
deferred income tax benefit	(374,068)	(151,744)
amortization of loan fees and original issue discount	66,008	-
change in contingent consideration	50,000	-
change in non-controlling interest	30,261	47,681
change in provision for doubtful accounts	157,575	150,586
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(2,021,730)	(1,144,808)
employee and other receivables	(51,062)	43,349
income tax deposit and income taxes payable	251,327	(844,582)
prepaid expenses, deposits and other assets	(1,197,353)	(1,386,935)
accounts payable and accrued transportation costs	(446,689)	2,622,130
commissions payable	394,098	39,761
other accrued costs	54,285	(104,210)
other liabilities	(15,766)	(14,917)
deferred rent liability	1,569	(1,162)

Net cash provided by (used for) operating activities	(1,477,087)	324,813

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of furniture and equipment	(200,749)	(299,148)
Payments to former shareholders of acquired operations	-	(614,250)

Net cash used for investing activities	(200,749)	(913,398)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	2,287,425	659,004

Net cash provided by financing activities	2,287,425	659,004

NET INCREASE IN CASH AND CASH EQUIVALENTS	609,589	70,419

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,888	434,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$676,477	$504,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$462,445	$1,406,560
Interest paid	$429,046	$101,738

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

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") in order to better position its centralized back-office operations to service a multi-brand network. RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of company-owned and independent agency offices and international agents positioned strategically around the world.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC ("RLP"), which is 40% owned by RGL, and 60% owned by RCP, an affiliate of Bohn H. Crain, the Company’s CEO, whose accounts are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, changes in contingent consideration, accounting for the issuance of shares and share-based compensation, the assessment of the recoverability of long-lived assets and goodwill, and the establishment of an allowance for doubtful accounts. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations.

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

The Company derives a substantial portion of its revenue through independently-owned agent offices operating under the various Company brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% - 10%) of the office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. As of the date of this report, a number of the Company’s agency offices have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. The Company is currently in collection proceedings against two customers who owe the Company approximately $1.5 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, the Company does not believe its exposure to these customers will be material based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers.

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

The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of September 30, 2012, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2012.

j)	Business Combinations

The Company accounts for business combinations using the purchase method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statement of operations.

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

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statement of operations. For the three months ended September 30, 2012, the Company recorded an increase to contingent consideration of $50,000.

k)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. As of September 30, 2012, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2013 (remaining portion)	$1,609,874
2014	1,968,307
2015	1,663,623
2016	1,038,382
2017	309,111
Thereafter	1,302,257

Total minimum lease payments	$7,891,554

Rent expense amounted to $536,907 and $449,999 for the three months ended September 30, 2012 and 2011, respectively.

l)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. During the three months ended September 30, 2012 and 2011, the Company’s contributions under the plans were $68,053 and $27,552 respectively.

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

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its freight forwarding revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin net of taxes. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under GAAP which does not recognize revenue until a proof of delivery is received or which recognizes revenue as progress on the transit is made. The Company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

All other revenue, including revenue from other value added services including warehousing and fulfillment services, is recognized upon completion of the service.

o)	Share-Based Compensation

The Company has issued restricted stock awards and stock options to certain directors, officers and employees. The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.

The Company recorded share-based compensation expense of $101,501 and $24,244 for the three months ended September 30, 2012 and 2011, respectively.

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

For the three months ended September 30, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,602,281 shares of common stock, including options to purchase 4,948,719 shares of common stock as of September 30, 2012, of which 1,240,803 were excluded as their effect would have been anti-dilutive. For the three months ended September 30, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 34,609,965, including options to purchase 3,865,242 shares of common stock as of September 30, 2011, of which none were excluded as the option price was less than the weighted average share price.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30,
	2012	2011
Weighted average basic shares outstanding	33,031,110	31,676,438
Options	2,571,171	2,933,527
Weighted average dilutive shares outstanding	35,602,281	34,609,965

q)	Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

r)	Reclassifications

Certain amounts for prior periods have been reclassified in the accompanying condensed consolidated financial statements to conform to the classification used in fiscal year 2012.

NOTE 3 –   BUSINESS ACQUISITIONS

Acquisition of Adcom Express, Inc.

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the "SPA") pursuant to which it acquired Adcom, a privately-held Minnesota corporation founded in 1978. At the time of the acquisition, Adcom provided a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

Through the final earn-out period ended June 30, 2012, the former Adcom shareholders earned a total of $2,318,365 in base earn-out payments. Of this amount, $887,083 was paid in cash and $567,058 was settled in stock through the year ended June 30, 2012. The remaining amount of $864,224 is included in the amount due to former shareholders of acquired operations as of September 30, 2012 and June 30, 2012, and is expected to be paid out 50% in cash and 50% in Company stock in November 2012.

Acquisition of DBA Distribution Services, Inc.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "DBA Agreement") pursuant to which the Company acquired DBA, a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics offices located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (See Note 8), and $1.8 million payable in cash in connection with the achievement of certain integration milestones. The integration payment is included in the amount due to former shareholders of acquired operations and is to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month following the closing.

Associated with the acquisition of DBA, the Company incurred $282,636 of non-recurring transition costs for the three months ended September 30, 2011, consisting principally of personnel, general and administrative costs that are being eliminated in connection with the winding down of DBA's historical back-office operations and transitioning them to the corporate headquarters. There were no such costs for the three months ended September 30, 2012. These costs are reported as a separate line item on the face of the Company's consolidated statement of operations.

In February 2012, the Company initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the DBA Agreement dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges and related party transactions, as well as the breach of certain non-competition and non-solicitation covenants by one of the DBA selling shareholders and a former DBA employee affiliated with such selling shareholder.

Acquisition of ISLA International, Ltd.

On December 1, 2011, through a wholly-owned subsidiary, RGL, the Company acquired the operations and substantially all of the assets of Laredo, Texas based ISLA, a privately-held company founded in 1996. At the time of the acquisition, ISLA provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and serves as the Company’s gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of $7.657 million paid in cash at closing, $1.325 million paid through the issuance of common stock, and up to $5.975 million in aggregate earn-out payments covering the four-year earn-out period immediately following closing. The various earn-out payments shall be made in a combination of cash and common stock, as the Company may elect to satisfy up to 25% of each of the earn-out payments through the issuance of common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

Acquisition of Brunswicks Logistics, Inc.

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired the operations and substantially all of the assets of New York based ALBS, a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of $2.655 million paid in cash at closing, $295,000 paid through the issuance of common stock, and up to $4.325 million in aggregate earn-out payments covering the four-year earn-out period immediately following closing.

NOTE 4 –   ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, ISLA, and ALBS:

	As of September 30, 2012		As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$18,712,673	$8,209,624	$18,712,673	$7,275,865
Covenants not to compete	420,000	157,332	420,000	133,996
Total	$19,132,673	$8,366,956	$19,132,673	$7,409,861

Aggregate amortization expense:
For the three months ended September 30, 2012		$957,095
For the three months ended September 30, 2011		$290,755

Aggregate amortization expense for the fiscal years ending June 30:
2013 (remaining portion)		$2,241,254
2014		2,174,175
2015		1,715,511
2016		2,852,403
2017		1,782,374
Total		$10,765,717

NOTE 5 –   FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2012,
	Level 3	Total
Contingent consideration	$6,250,000	6,250,000

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

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, June 30, 2012	$6,200,000
Increase related to accounting for acquisitions	-
Change in fair value	50,000
Balance, September 30, 2012	$6,250,000

NOTE 6 –   VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC ("RCP"), a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties.

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered "variable interest entities". RLP qualifies as a variable interest entity and is included in the Company’s condensed consolidated financial statements. Non-controlling interest recorded as an expense on the statements of operations was $30,261 and $47,681 for the three months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, RLP recorded $50,435 in profits, of which Mr. Crain’s distributable share was $30,261. For the three months ended September 30, 2011, RLP recorded $79,469 in profits, of which Mr. Crain’s distributive share was $47,681.

NOTE 7 –   FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2012	June 30, 2012
Vehicles	$30,288	$30,288
Communication equipment	36,341	30,006
Office equipment	524,545	524,545
Furniture and fixtures	212,058	212,058
Computer equipment	748,010	721,025
Computer software	1,847,543	1,698,123
Leasehold improvements	864,668	846,659

	4,263,453	4,062,704
Less: Accumulated depreciation and amortization	(2,490,256)	(2,327,547)

Furniture and equipment – net	$1,773,197	$1,735,157

Depreciation and amortization expense related to furniture and equipment was $162,709 and $99,638 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 8 –   NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following;

	September 30, 2012	June 30, 2012
Notes Payable – Caltius	$10,000,000	$10,000,000
Less: Original Issue Discount (net)	(1,038,945)	(1,081,739)
Less: Debt Issuance Costs (net)	(563,602)	(586,816)

Total Caltius Senior Subordinated Notes (net)	8,397,453	8,331,445
Notes Payable to former shareholders of DBA	1,534,183	1,534,183
Long-Term Credit Facility	13,721,823	11,434,398

Total notes payable and other long-term debt	23,653,459	21,300,026
Less: Current portion	(767,092)	(767,092)
Total notes payable and other long-term debt	$22,886,367	$20,532,934

Future maturities of notes payable and other long-term debt for the fiscal years ending June 30 are as follows:

2013 (remaining portion)	$767,092
2014	14,488,914
2015	-
2016	-
2017	10,000,000

$25,256,006

Bank of America Credit Facility

The Company has a $20.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the "Lender"). The Credit Facility includes a $1.0 million sublimit to support letters of credit and matures November 30, 2013. Borrowings accrue interest, at the Company’s option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on the Company’s performance relative to certain financial covenants. The Credit Facility is collateralized by the Company's accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and is available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2012, the Company was in compliance with all of its covenants.

As of September 30, 2012, the Company had $7,971,663 in advances under the Credit Facility and $5,750,160 in outstanding payments, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash as they will be advanced from, or against, the Credit Facility when presented for payment to the bank.

As of June 30, 2012, the Company had $7,159,159 in advances under the Credit Facility and $4,275,239 in outstanding payments, which had not yet been presented to the bank for payment. The outstanding checks have been reclassified from cash, as they will be advanced from, or against, the Credit Facility when presented for payment to the bank.

At September 30, 2012, based on available collateral and $491,800 in outstanding letter of credit commitments, there was $11,536,537 available for borrowing under the Credit Facility based on advances outstanding.

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

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2012, the Company was in compliance with all of its covenants.

DBA Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable on a quarterly basis. The Company elected to satisfy $2.4 million of the notes through the issuance of common stock. The Company has also repaid $98,725  of the notes early in connection with the termination of some former DBA employees who were also shareholders. The principal amount of the notes is payable annually on March 31 in three equal payments commencing on March 31, 2012.

NOTE 9 –   PROVISION FOR INCOME TAXES

For the three months ended September 30, 2012, the Company recognized net income tax expense of $340,004 which consisted of current income tax expense of $714,072 and deferred income tax benefit of $374,068. For the three months ended September 30, 2011, the Company recognized net income tax expense of $401,469 which consisted of current income tax expense of $553,213, and deferred income tax benefit of $151,744.

Tax years that remain subject to examination by federal and state authorities are the years ended June 30, 2009 through June 30, 2012.

NOTE 10 –   CONTINGENCIES

Legal Proceedings

In February 2012, the Company initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the Agreement and Plan of Merger dated March 29, 2011, relating to, among others, the failure to identify certain purchased transportation charges and related party transactions, as well as the breach of certain non-competition and non-solicitation covenants by one of the DBA selling shareholders and a former DBA employee affiliated with such selling shareholder.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions of Adcom, ISLA and ALBS (See Note 3) contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2013 (remaining)	2014	2015	2016	Total
Earn-out payments (in thousands):
Cash	$432	$685	$1,610	$3,457	$6,184
Equity	432	85	270	679	1,466
Total estimated earn-out payments(1)	$864	$770	$1,880	$4,136	$7,650

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 11 –   STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2012 and June 30, 2012, none of the shares were issued or outstanding.

NOTE 12 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five-year period. During the three months ended September 30, 2012, the Company recognized share-based compensation expense of $7,181 related to these stock awards. The following table summarizes stock award activity under the plan for the three months ended September 30, 2012:

	Number of Shares	Weighted Average Grant- date Fair value
Unvested as of June 30, 2012	-	$-
Granted	15,565	1.65
Vested	(1,647)	1.65
Balance as of September 30, 2012	13,918	$1.65

Stock Options

The Company issued options to certain employees to purchase 50,000 shares of common stock at an exercise price of $1.84 per share in July 2012, and options to purchase 25,545 shares of common stock at an exercise price of $1.75 per share in September 2012. The options generally vest ratably over a five-year period. No options have been exercised during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the weighted average fair value per share of employee options granted was $1.14. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	July 2012	September 2012
Risk-Free Interest Rate	1.01%	1.08%
Expected Term	6.5 years	6.5 years
Expected Volatility	68.49%	67.76%
Expected Dividend Yield	0.00%	0.00%

During the three months ended September 30, 2012 and 2011, the Company recognized share-based compensation expense related to stock options of $94,320 and $24,244, respectively. The following table summarizes activity under the plan for the three months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	4,873,174	$0.95	5.64 years	$4,481,263
Granted	75,545	1.81	9.84 years	-
Outstanding as of September 30, 2012	4,948,719	$1.04	5.46 years	$4,223,497
Exercisable as of September 30, 2012	3,311,834	$0.55	3.86 years	$3,764,039

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

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Three months ended September 30:
Revenue	$43,792	$42,315	$35,356	$29,518	$79,148	$71,833
Cost of transportation	29,165	26,942	27,745	23,652	56,910	50,594
Net revenue	$14,627	$15,373	$7,611	$5,866	$22,238	$21,239

NOTE 14 –  SUBSEQUENT EVENT

On November 1, 2012, through a wholly-owned subsidiary, RGL, the Company acquired the operations and assets of one of its independently-owned agent offices serving the Los Angeles market and operating under the Airgroup brand. The acquisition provides the Company with increased company owned operations as well as potential cost synergies. The Company has structured the transaction similar to previous acquisitions with a portion of the expected purchase price payable in subsequent periods is based on future performance of the acquired operation. The Company has concluded that the transaction is not material to its financial statements.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our independent agents; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; economic factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission ("SEC") filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and other value added supply chain management services, including order fulfillment, inventory management and warehousing. We are executing a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria.

Our first acquisition of Airgroup was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of independent agent offices across North America.

We continue to seek additional companies as suitable acquisition candidates and have completed five material acquisitions since our acquisition of Airgroup. In November 2007, we acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom, adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, we acquired DBA, adding an additional 26 locations across North America, further expanding our physical network and service capabilities. In December 2011, we acquired Laredo, Texas based ISLA to serve as our gateway to Mexico. In February 2012, we acquired New York-JFK based ALBS, a strategic location for domestic and international logistics services.

In connection with our acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. ("RGL") to better position our centralized back-office operations to service our multi-brand network. Today, RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of company-owned and independent agency offices and international agents positioned strategically around the world.

Our growth strategy will continue to focus on both organic growth and growth through acquisition. For organic growth, we will focus on strengthening and retaining existing, and expanding new customer agency relationships. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of independent agency offices, as well as enhancing our back-office infrastructure, transportation and accounting systems. In addition to the focus on organic growth, we will continue to search for targets that fit within our acquisition criteria.

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

Our GAAP-based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets attributable to completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions and changes in contingent consideration. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business.

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

Results of Operations

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisitions of ISLA and ALBS. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of ISLA and ALBS, as if we had acquired all of them as of July 1, 2011. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of ISLA, ALBS, and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the consolidated financial statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

Three months ended September 30, 2012 and 2011 (actual and unaudited)

We generated transportation revenue of $79.1 million and $71.8 million and net transportation revenue of $22.2 million and $21.2 million for the three months ended September 30, 2012 and 2011, respectively. Net income was $0.4 million for the three months ended September 30, 2012, as compared to $0.7 million for the three months ended September 30, 2011.

We had adjusted EBITDA of $2.5 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our Credit Facility. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the Credit Facility. A violation of this covenant in the Credit Facility would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Credit Facility. For the forgoing reasons, we believe the Credit Facility is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

The following table provides a reconciliation for the three months ended September 30, 2012 and 2011 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2012	2011	Amount	Percent

Net income	$403	$655	$(252)	(38.5)%
Income tax expense	340	401	(61)	(15.2)%
Net interest expense	491	88	403	458.0%
Depreciation and amortization	1,120	390	730	187.2%

EBITDA	$2,354	$1,534	$820	53.5%

Share-based compensation	102	24	78	325.0%
Change in contingent consideration	50	-	50	NM
Expenses specifically attributable to acquisitions, including severance	-	81	(81)	(100.0)%
Adjusted EBITDA	$2,506	$1,639	$867	52.9%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2012 and 2011 (actual and unaudited):

	Three months ended September 30,		Change
	2012	2011	Amount	Percent

Transportation revenue	$79,148	$71,833	$7,315	10.2%
Cost of transportation	56,910	50,594	6,316	12.5%

Net transportation revenue	$22,238	$21,239	$999	4.7%
Net transportation margins	28.1%	29.6%

Transportation revenue was $79.1 million for the three months ended September 30, 2012, an increase of 10.2% over transportation revenue of $71.8 million for the three months ended September 30, 2011. Domestic transportation revenue increased by 3.5% to $43.8 million for the three months ended September 30, 2012, from $42.3 million for the three months ended September 30, 2011. International transportation revenue increased by 19.8% to $35.3 million for the three months ended September 30, 2012, from $29.5 million for the comparable prior year period. These increases in revenue were due principally to incremental revenues attributed to our acquisition of ISLA and ALBS.

Cost of transportation increased 12.5% to $56.9 million for the three months ended September 30, 2012, compared to $50.6 million for the three months ended September 30, 2011. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation margins decreased to 28.1% of transportation revenue for the three months ended September 30, 2012, as compared to 29.6% of transportation revenue for the three months ended September 30, 2011. The margin reduction is attributable to differing product mixes of shipments throughout the quarter and the inclusion of our recently acquired operations in the current quarter, which are providing services that typically yield lower margins than the comparable prior year period.

The following table compares certain condensed consolidated statement of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2012 and 2011 (actual and unaudited):

	Three months ended September 30,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$22,238	100.0%	$21,239	100.0%	$999	4.7%

Agent commissions	13,295	59.8%	13,892	65.4%	(597)	(4.3)%
Personnel costs	3,758	17.0%	2,894	13.6%	864	29.9%
Selling, general and administrative	2,900	13.0%	2,661	12.5%	239	9.0%
Depreciation and amortization	1,120	5.0%	390	1.9%	730	187.2%
Transition costs associated with DBA acquisition	-	-%	283	1.3%	(283)	(100.0)%
Change in contingent consideration	50	0.2%	-	0.0%	50	NM

Total operating expenses	21,123	95.0%	20,120	94.7%	1,003	5.0%

Income from operations	1,115	5.0%	1,119	5.3%	(4)	(0.4)%
Other expense	(342)	(1.5)%	(15)	(0.1)%	(327)	2,180.0%

Income before income taxes and non-controlling interest	773	3.5%	1,104	5.2%	(331)	(30.0)%
Income tax expense	(340)	(1.6)%	(401)	(1.9)%	61	(15.2)%

Income before non-controlling interest	433	1.9%	703	3.3%	(270)	(38.4)%
Non-controlling interest	(30)	(0.1)%	(48)	(0.2)%	18	(37.5)%

Net income	$403	1.8%	$655	3.1%	$(252)	(38.5)%

Agent commissions were $13.3 million for the three months ended September 30, 2012, a decrease of 4.3%from $13.9 million for the three months ended September 30, 2011. Agent commissions as a percentage of net transportation revenue decreased to 59.8% for the three months ended September 30, 2012, from 65.4% for the comparable prior year period as a result of our acquisitions of ISLA and ALBS, which added company-owned operations in Laredo and New York-JFK and are not paid commissions as these are company-owned locations.

Personnel costs were $3.8 million for the three months ended September 30, 2012, an increase of 29.9% from $2.9 million for the three months ended September 30, 2011. Personnel costs as a percentage of net transportation revenue increased to 17.0% for the three months ended September 30, 2012, from 13.6% for the comparable prior year period. The increase is primarily attributable to our acquisitions of ISLA and ALBS, which added the personnel costs associated with the new company-owned operations in Laredo and New York-JFK.

Selling, general and administrative expenses were $2.9 million for the three months ended September 30, 2012, an increase of 9.0% from $2.7 million for the three months ended September 30, 2011. As a percentage of net transportation revenue, selling, general and administrative expenses increased to 13.0% for the three months ended September 30, 2012, from 12.5% for the comparable prior year period. These higher costs were driven, in part, by the incremental facilities costs of our new Company-owned locations, and includes approximately $251,000 in non-recurring legal expenses associated with the ongoing dispute with the former DBA shareholders and other legal matters.

Depreciation and amortization costs for the three months ended September 30, 2012, were $1.1 million, an increase of 187.2% from $0.4 million for the three months ended September 30, 2011. Depreciation and amortization as a percentage of net transportation revenue increased to 5.0% for the three months ended September 30, 2012, from 1.9% for the comparable prior year period. The increase is primarily due to amortization costs associated with our acquisitions of ISLA and ALBS.

Transition costs represent non-recurring operating costs incurred in connection with our acquisition of DBA and totaled $0.3 million for the three months ended September 30, 2011. As a percentage of net transportation revenue, non-recurring transition costs were 1.3% for the three months ended September 30, 2011. There were no such costs for the three months ended September 30, 2012.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled expense of less than $0.1 for the three months ended September 30, 2012. There were no such costs during the comparable prior period. As a percentage of revenues, the change in contingent consideration was 0.2% for the three months ended September 30, 2012.

Income from operations was $1.1 million for each of the three months ended September 30, 2012 and 2011, a 0.4% decrease.

Other expense was $0.3 million for the three months ended September 30, 2012, compared to other expense of less than $0.1 million for the three months ended September 30, 2011. As a percentage of net revenues, other expense was 1.5% of net revenues for the three months ended September 30, 2012, up from 0.1% for the three months ended September 30, 2011.

Net income was $0.4 million for the three months ended September 30, 2012, reflecting a $0.3 million, or 38.5% decrease from $0.7 million for the three months ended September 30, 2011, driven principally by the increased amortization of intangibles resulting from our recent acquisitions, higher interest costs associated with increased notes payable used to acquire ISLA and ALBS, and non-recurring legal expenses associated with the ongoing dispute with the former DBA shareholders and other legal matters. Although we do not believe the deterioration in GAAP-based earnings is reflective of the true earnings power of the business, our near-term earnings have and will continue to be negatively impacted as a result of these incremental non-cash charges and other non-recurring costs including, lost revenue experienced by our Los Angeles DBA office, and the legal expenses incurred in connection with the legal proceedings relating to the DBA acquisition, although it is our expectation that some or all of these amounts may be recoverable in our claims brought against the former DBA shareholders.

Supplemental Pro forma Information

The following table provides a reconciliation for the three months ended September 30, 2012 and 2011 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2012	2011	Amount	Percent

Net income	$403	$1,049	$(646)	(61.6)%
Income tax expense	340	643	(303)	(47.1)%
Net interest expense	491	441	50	11.3%
Depreciation and amortization	1,120	975	145	14.9%

EBITDA	$2,354	$3,108	$(754)	(24.3)%

Share-based compensation	102	59	43	72.9%
Change in contingent consideration	50	-	50	NM
Expenses specifically attributable to acquisitions	-	81	(81)	(100.0)%
Adjusted EBITDA	$2,506	$3,248	$(742)	(22.8)%

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2012 and 2011 (pro forma and unaudited):

	Three months ended September 30,		Change
	2012	2011	Amount	Percent

Transportation revenue	$79,148	$84,887	$(5,739)	(6.8)%
Cost of transportation	56,910	60,527	(3,617)	(6.0)%

Net transportation revenue	$22,238	$24,360	$(2,122)	(8.7)%
Net transportation margins	28.1%	28.7%

Pro forma transportation revenue was $79.1 million for the three months ended September 30, 2012, a decrease of 6.8% from $84.9 million for the three months ended September 30, 2011.

Pro forma cost of transportation was $56.9 million for the three months ended September 30, 2012, a decrease of 6.0% from $60.5 million for the three months ended September 30, 2011.

Pro forma net transportation margins decreased to 28.1% for the three months ended September 30, 2012, compared to 28.7% for the three months ended September 30, 2011.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2012 and 2011 (pro forma and unaudited):

	Three months ended September 30,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$22,238	100.0%	$24,360	100.0%	$(2,122)	(8.7)%

Agent commissions	13,295	59.8%	13,892	57.0%	(597)	(4.3)%
Personnel costs	3,758	17.0%	3,808	15.6%	(50)	(1.3)%
Selling, general and administrative	2,900	13.0%	3,293	13.5%	(393)	(11.9)%
Depreciation and amortization	1,120	5.0%	975	4.0%	145	14.9%
Transition costs associated with DBA acquisition	-	-%	283	1.2%	(283)	(100.0)%
Change in contingent consideration	50	0.2%	-	-%	50	NM

Total operating expenses	21,123	95.0%	22,251	91.3%	(1,128)	(5.1)%

Income from operations	1,115	5.0%	2,109	8.7%	(994)	(47.1)%
Other income (expense)	(342)	(1.5)%	(369)	(1.6)%	27	(7.3)%

Income before income taxes and non-controlling interest	773	3.5%	1,740	7.1%	(967)	(55.6)%
Income tax expense	(340)	(1.6)%	(643)	(2.6)%	303	(47.1)%

Income before non-controlling interest	433	1.9%	1,097	4.5%	(664)	(60.5)%
Non-controlling interest	(30)	(0.1)%	(48)	(0.2)%	18	(37.5)%

Net income	$403	1.8%	$1,049	4.3%	$(646)	(61.6)%

Pro forma agent commissions were $13.3 million for the three months ended September 30, 2012, a decrease of 4.3% from $13.9 million for the three months ended September 30, 2011. Pro forma agent commissions as a percentage of net transportation revenue increased to 59.8% of net transportation revenue for the three months ended September 30, 2012, compared to 57.0% for three months ended September 30, 2011.

Pro forma personnel costs were $3.8 million for each of the three months ended September 30, 2012 and 2011, a decrease of 1.3%. Pro forma personnel costs as a percentage of net transportation revenue increased to 17.0% of net transportation revenue for the three months ended September 30, 2012, compared to 15.6% for three months ended September 30, 2011.

Pro forma selling, general and administrative costs were $2.9 million for the three months ended September 30, 2012, a decrease of 11.9% from $3.3 million for the three months ended September 30, 2011. As a percentage of net transportation revenue, pro forma selling, general and administrative costs decreased to 13.0% for the three months ended September 30, 2012, from 13.5% three months ended September 30, 2011.

Pro forma depreciation and amortization costs were $1.1 million for the three months ended September 30, 2012, an increase of 14.9% from $1.0 million for the three months ended September 30, 2011. As a percentage of net transportation revenue, pro forma depreciation and amortization costs increased to 5.0% for the three months ended September 30, 2012, from 4.0% three months ended September 30, 2011.

Pro forma transition costs associated with the DBA acquisition were $0.3 million for the three months ended September 30, 2011. There were no such costs during the three months ended September 30, 2012. As a percentage of net transportation revenue, non-recurring transition costs were 1.2% for the three months ended September 30, 2011.

Pro forma change in contingent consideration totaled expense of less than $0.1 million for the three months ended September 30, 2012. There were no such costs during the comparable prior period. As a percentage of revenues, the change in contingent consideration was 0.2% for the three months ended September 30, 2012.

Pro forma income from operations was $1.1 million for the three months ended September 30, 2012, compared to $2.1 million for the three months ended September 30, 2011.

Pro forma other expense was $0.3 million for the three months ended September 30, 2012, compared to $.4 million for the three months ended September 30, 2011.

Pro forma net income was $0.4 million for the three months ended September 30, 2012, compared to $1.0 million for the three months ended September 30, 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $1.5 million for the three months ended September 30, 2012, compared to net cash provided of $0.3 million for the three months ended September 30, 2011. The change was principally driven by increases in accounts receivable, decreases in accounts payable, changes to our income tax deposits and payables, and changes in non-cash operating expenses.

Net cash used in investing activities was $0.2 million for the three months ended September 30, 2012, compared to $0.9 million for the three months ended September 30, 2011. Use of cash for the three months ended September 30, 2012, consisted of the purchase of $0.2 million of furniture and equipment. Use of cash for the three months ended September 30, 2011, consisted of the purchase of $0.3 million in fixed assets and payments made to the former shareholders of acquired operations totaling $0.6 million.

Net cash provided by financing activities was $2.3 million for the three months ended September 30, 2012, compared to net cash provided of $0.7 million for the three months ended September 30, 2011. The cash provided by financing activities for each of the three months ended September 30, 2012 and 2011 consisted of net proceeds from our credit facility.

Credit Facility and Senior Subordinated Notes

We have a $20.0 million Credit Facility that includes a $1.0 million sublimit to support letters of credit and matures November 30, 2013. Amounts borrowed accrue interest, at our option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on our performance relative to certain financial covenants. The Credit Facility is collateralized by accounts receivable and other assets.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and are available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2012, the Company was in compliance with all of its covenants.

We also have Senior Subordinated Notes of $10.0 million, the proceeds of which were primarily used to finance the ISLA transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum, are non-amortizing, and are due upon maturity at December 1, 2016.

For additional information regarding the Credit Facility and Senior Subordinated Notes, see Note 13 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012.

DBA Notes Payable

In connection with the DBA acquisition, we issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, payable on a quarterly basis, and are payable annually on March 31 in three equal payments. In May 2011, we elected to satisfy $2.4 million of the notes through the issuance of common stock. We have also repaid $98,725 of the notes early in connection with the termination of some former DBA employees who were also shareholders.

Acquisitions

Our agreements with respect to the acquisitions of Adcom, ISLA and ALBS contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Notes 4, 5, 6 and 7 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.         Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2012, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a related matter, in December 2011, Ms. Pollara filed a claim in California Superior Court for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. The Company removed the matter to federal court on January 13, 2012. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following denial of a motion for preliminary injunctive relief due to lack of standing, DBA, a wholly-owned subsidiary of the Company, has intervened in the counterclaims asserted against Ms. Pollara because DBA owns the trade secrets that we believe were misappropriated by Ms. Pollara. The trial date is scheduled for May 7, 2013. We intend to vigorously assert our counterclaims and defend against the claim for declaratory relief.

In addition to the foregoing, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.       Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition	Filed herewith
101.LAB*	XBRL Taxonomy Extension Label	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation	Filed herewith

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

RADIANT LOGISTICS, INC.
Date: November 13, 2012	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer

Date: November 13, 2012	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

