Form 10-Q
period 2012-12-31
RADIANT LOGISTICS, INC
filed 2013-02-12
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

There were 33,041,430 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 11, 2013.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	DECEMBER 31,	JUNE 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,724,587	$66,888
Accounts receivable, net of allowance of $1,634,630 and $1,311,670, respectively	44,908,885	51,939,016
Current portion of employee and other receivables	311,421	201,451
Income tax deposit	150,544	11,248
Prepaid expenses and other current assets	2,589,033	2,573,531
Deferred tax asset	1,067,979	684,231
Total current assets	50,752,449	55,476,365

Furniture and equipment, net	1,548,941	1,735,157

Acquired intangibles, net	10,742,889	11,722,812
Goodwill	15,924,138	14,951,217
Employee and other receivables, net of current portion	114,039	162,088
Deposits and other assets	400,106	422,500
Deferred tax asset	701,171	33,259
Total long term assets	27,882,343	27,291,876
Total assets	$80,183,733	$84,503,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$36,647,528	$41,406,451
Commissions payable	2,380,405	2,929,449
Other accrued costs	2,036,562	2,041,596
Current portion of notes payable to former shareholders of DBA	767,092	767,092
Amounts due to former shareholders of acquired operations	1,645,904	2,664,224
Current portion of lease termination liability	836,153	-
Current portion of contingent consideration	460,000	-
Other current liabilities	-	64,392
Total current liabilities	44,773,644	49,873,204

Notes payable and other long-term debt, net of current portion and debt discount	16,003,020	16,257,695
Contingent consideration, net of current portion	6,115,000	6,200,000
Lease termination liability, net of current portion	649,045	-
Deferred rent liability	588,906	680,521
Other long term liabilities	36,318	89,887
Total long term liabilities	23,392,289	23,228,103
Total liabilities	68,165,933	73,101,307

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	DECEMBER 31,	JUNE 30,
	2012	2012
Stockholders' equity:
Radiant Logistics, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 33,041,430 and 33,025,865 shares issued and outstanding, respectively	14,497	14,481
Additional paid-in capital	13,225,488	13,003,987
Deferred compensation	(16,773)	-
Retained deficit	(1,289,995)	(1,713,928)
Total Radiant Logistics, Inc. stockholders’ equity	11,933,217	11,304,540
Non-controlling interest	84,583	97,551
Total stockholders’ equity	12,017,800	11,402,091
Total liabilities and stockholders’ equity	$80,183,733	$84,503,398

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2012	2011	2012	2011

Revenue	$78,177,757	$72,613,729	$157,326,215	$144,446,773
Cost of transportation	56,652,509	52,365,148	113,562,525	102,959,272
Net revenues	21,525,248	20,248,581	43,763,690	41,487,501

Agent commissions	13,183,721	12,752,341	26,479,046	26,644,766
Personnel costs	3,845,875	3,078,281	7,603,247	5,972,019
Selling, general and administrative expenses	2,526,233	2,432,105	5,426,470	5,093,231
Transition and lease termination costs	1,544,454	279,743	1,544,454	562,379
Depreciation and amortization	1,015,367	599,913	2,135,171	990,306
Change in contingent consideration	(325,000)	-	(275,000)	-
Total operating expenses	21,790,650	19,142,383	42,913,388	39,262,701

Income (loss) from operations	(265,402)	1,106,198	850,302	2,224,800

Other income (expense):
Interest income	5,059	5,064	9,132	9,998
Interest expense	(512,690)	(211,269)	(1,008,021)	(303,357)
Gain on litigation settlement, net	368,162	-	368,162	-
Other	62,766	47,231	211,738	119,960
Total other expense	(76,703)	(158,974)	(418,989)	(173,399)

Income (loss) before income tax expense	(342,105)	947,224	431,313	2,051,401

Income tax benefit (expense)	397,656	(487,966)	57,652	(889,435)

Net income	55,551	459,258	488,965	1,161,966

Less: Net income attributable to non-controlling interest	(34,771)	(41,761)	(65,032)	(89,442)

Net income attributable to Radiant Logistics, Inc.	$20,780	$417,497	$423,933	$1,072,524

Net income per common share – basic and diluted	$-	$.01	$.01	$.03

Weighted average shares outstanding:
Basic shares	33,041,430	31,954,955	33,036,270	31,815,696
Diluted shares	35,384,437	34,874,343	35,493,359	34,742,154

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.
Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN	DEFERRED	RETAINED	NON- CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	COMPENSATION	DEFICIT	INTEREST	EQUITY
Balance as of June 30, 2012	33,025,865	$14,481	$13,003,987	$-	$(1,713,928)	$97,551	$11,402,091
Share-based compensation	-	-	196,302	-	-	-	196,302
Grant of restricted stock awards at $1.62 per share	15,565	16	25,199	(25,215)	-	-	-
Amortization of deferred compensation	-	-	-	8,442	-	-	8,442
Distributions to non-controlling interest	-	-	-	-	-	(78,000)	(78,000)
Net income for the six months ended December 31, 2012	-	-	-	-	423,933	65,032	488,965

Balance as of December 31, 2012	33,041,430	$14,497	$13,225,488	$(16,773)	$(1,289,995)	$84,583	$12,017,800

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,

	2012	2011
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$423,933	$1,072,524
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	204,744	65,409
amortization of intangibles	1,802,890	764,588
depreciation and leasehold amortization	332,281	225,718
deferred income tax (benefit) expense	(1,234,288)	115,898
amortization of loan fees and original issue discount	134,735	19,361
change in contingent consideration	(275,000)	-
gain on litigation settlement	(698,623)	-
lease termination costs	1,439,018	-
change in non-controlling interest	65,032	89,442
change in (recovery of) provision for doubtful accounts	322,960	(228,510)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	6,549,210	(1,106,337)
employee and other receivables	(61,921)	81,129
income tax deposit and income taxes payable	(139,296)	(711,760)
prepaid expenses, deposits and other assets	8,631	(1,474,089)
accounts payable and accrued transportation costs	(4,868,824)	7,604,591
commissions payable	(549,044)	(778,642)
other accrued costs	(5,034)	64,901
other liabilities	(29,135)	(34,146)
deferred rent liability	4,268	12,306

Net cash provided by operating activities	3,426,537	5,782,383

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during fiscal year 2013, net of acquired cash of $3,278	(596,722)	-
Acquisition of Isla International, Ltd.	-	(7,656,582)
Purchase of furniture and equipment	(272,594)	(328,113)
Payments to former shareholders of acquired operations	(432,112)	(515,525)

Net cash used for investing activities	(1,301,428)	(8,500,220)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Repayments to credit facility, net of credit fees	(389,410)	(4,777,017)
Repayment of notes payable to former shareholders of DBA	-	(98,725)
Proceeds from debt issuance to Caltius, net of debt issuance costs of $637,407	-	9,362,593
Distributions to non-controlling interest	(78,000)	(84,000)

Net cash provided by (used for) financing activities	(467,410)	4,402,851

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,657,699	1,685,014

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,888	434,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,724,587	$2,119,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,367,945	$1,487,663
Interest paid	$851,166	$181,899

(continued)

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

In November 2012, we transferred accounts receivable of $400,260 to the shareholders of Marvir Logistics, Inc. as part of the purchase price consideration.

In December 2012, an arbitrator awarded damages, net of interest, of $698,623 from the former shareholders of DBA. The award has been off-set against amounts due to former shareholders of acquired operations.

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

The Company continues to seek additional companies as suitable acquisition candidates and has completed seven acquisitions since its acquisition of Airgroup. In November 2007, the Company acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide ("Adcom"), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air ("DBA"), adding an additional 26 locations across North America, further expanding the Company’s physical network and service capabilities. In December 2011, the Company acquired Laredo, Texas based ISLA International Ltd, (“ISLA”) to serve as the Company’s gateway to Mexico. In February 2012, the Company acquired New York-JFK based Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”), a strategic location for domestic and international logistics services. In November 2012, the Company acquired certain assets of Los Angeles, California based Marvir Logistics, Inc., ("Marvir") an independent agent, operating partner since 2006. On December 31, 2012, the Company acquired International Freight Systems of Oregon, Inc. (“IFS”) an independent operating partner since January 2007.

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

c)        Fair Value of Financial Instruments

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs and amounts due to former shareholders of acquired operations approximate the carrying values due to the relatively short maturities of these instruments. The fair value of the Company’s credit facility, DBA notes payable, and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. The fair value of the subordinated Caltius notes payable is not practicable to determine given the complex terms associated with this instrument. Contingent consideration attributable to the Company's recent acquisitions of ISLA, ALBS, Marvir and IFS are reported at fair value.

d)        Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable in the accompanying consolidated balance sheets. Accounts payable include outstanding payments which had not yet been presented to the bank for payment in the amounts of $3,786,114 and $4,275,239 at December 31, 2012 and June 30, 2012, respectively.

e)        Concentrations

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

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

The Company derives a substantial portion of its revenue through independently-owned agent offices operating under the various Company brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% - 10%) of the office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. As of the date of this report, a number of the Company’s agency offices have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. The Company is currently in collection proceedings against two customers who owe the Company approximately $1.1 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, the Company does not believe its exposure to these customers will be material based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers.

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

h)        Goodwill

The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. The Company has only one reporting unit. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of December 31, 2012, management believes there are no indications of impairment.

i)        Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2012.

j)        Business Combinations

The Company accounts for business combinations using the purchase method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

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

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded a decrease to contingent consideration of $325,000 and $275,000 for the three and six months ended December 31, 2012, respectively for the ISLA and ALBS acquisitions. The reductions were the results of the acquired businesses not achieving the specified operating objectives and financial results in their respective agreements.

k)        Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. As of December 31, 2012, minimum future lease payments under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2013 (remaining portion)	$690,710
2014	1,199,389
2015	857,148
2016	473,238
2017	313,648
2018	325,239
Thereafter	977,017

Total minimum lease payments	$4,836,389

Rent expense amounted to $619,338 and $1,156,245 for the three and six months ended December 31, 2012, respectively. Rent expense amounted to $532,352 and $982,351 for the three and six months ended December 31, 2011, respectively.

l)        Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space and have reduced the future rent expense by estimated sublease income. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets.

m)        401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. During the three months ended December 31, 2012 and 2011, the Company’s contributions under the plans were $50,104 and $30,993 respectively. During the six months ended December 31, 2012 and 2011, the Company’s contributions under the plans were $118,157 and $58,545 respectively.

n)        Income Taxes

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

o)        Revenue Recognition and Purchased Transportation Costs

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

p)        Share-Based Compensation

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

The Company recorded share-based compensation expense of $103,243 and $41,165 for the three months ended December 31, 2012 and 2011, respectively. The Company recorded share-based compensation expense of $204,744 and $65,409 for the six months ended December 31, 2012 and 2011, respectively.

q)        Basic and Diluted Income per Share

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

For the three months ended December 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,384,437, including options to purchase 5,136,884 shares of common stock as of December 31, 2012, of which 1,304,513 were excluded as their effect would have been anti-dilutive. For the three months ended December 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 34,874,343, including options to purchase 4,529,735 shares of common stock as of December 31, 2011, of which 214,493 were excluded as their effect would have been anti-dilutive.

For the six months ended December 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,493,359, including options to purchase 5,136,884 shares as of December 31, 2012, of which 1,272,658 were excluded as their effect would have been anti-dilutive. For the six months ended December 31, 2011, the weighted average outstanding number of potentially dilutive common shares totaled 34,742,154, including options to purchase 4,529,735 shares as of December 31, 2011, of which 214,493 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Weighted average basic shares outstanding	33,041,430	31,954,955	33,036,270	31,815,696
Options	2,343,007	2,919,388	2,457,089	2,926,458
Weighted average dilutive shares outstanding	35,384,437	34,874,343	35,493,359	34,742,154

r)        Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

s)        Reclassifications

Certain amounts for prior periods have been reclassified in the accompanying condensed consolidated financial statements to conform to the classification used in fiscal year 2013.

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

Through the final earn-out period ended June 30, 2012, the former Adcom shareholders earned a total of $2,318,365 in base earn-out payments. Of this amount, $887,083 was paid in cash and $567,058 was settled in stock through the year ended June 30, 2012. The remaining amount of $864,224 is included in the amount due to former shareholders of acquired operations as of June 30, 2012. During the three months ended December 31, 2012, $432,112 of the final earn-out was paid in cash and the remaining amount is expected to be paid out in Company stock in 2013.

Acquisition of DBA Distribution Services, Inc.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the "DBA Agreement") pursuant to which the Company acquired DBA, a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics offices located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (See Note 6), and $1.8 million payable in cash in connection with the achievement of certain integration milestones. The integration payment is included in the amount due to former shareholders of acquired operations and is to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month following the closing.

The Company incurred $279,743 and $562,379 of non-recurring transition costs for the three and six months ended December 31, 2011, consisting principally of personnel, general and administrative costs that are being eliminated in connection with the winding down of DBA's historical back-office operations and transitioning them to the corporate headquarters. These costs are reported as a separate line item on the face of the Company's consolidated statements of operations.

In February 2012, we initiated an arbitration action asserting claims for indemnification against the former shareholders of DBA under the DBA Agreement dated March 29, 2011. In December 2012, an arbitrator awarded the Company net damages of $698,623 from the former shareholders of DBA, finding that the former shareholders breached certain representations and warranties in the DBA Agreement. In addition, the arbitrator found that Paul Pollara breached his noncompetition obligation to the Company and enjoined Mr. Pollara from engaging in any activity in contravention of his obligations of noncompetition and nonsolicitation, including activities that relate to Santini Productions and his spouse, Bretta Santini Pollara until March 2016. The award also provided that the former DBA shareholders and Mr. Pollara must pay the Company’s administrative fees, compensation and expenses of the arbitrator associated with the arbitration. The award has been off-set against amounts due to former shareholders of DBA. The gain on litigation settlement was recorded net of judgment interest and associated legal costs.

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

Fiscal Year 2013 Acquisitions

During fiscal year 2013, the Company made two business acquisitions. Effective November 1, 2012, we acquired the assets and operations of our Los Angeles, California operating partner Marvir. Effective December 31, 2012, we acquired the stock of our Portland, Oregon operating partner IFS. The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred
Cash, net of cash acquired	$596,722
Accounts receivable	400,260
Contingent consideration	650,000

Total	$1,646,982

The contingent consideration arrangements may require the Company to pay a total of an additional $1,500,000 in cash if each of the fiscal year 2013 acquisitions meets the specified operating objectives and financial results in their respective purchase agreements. The preliminary purchase price allocations for the fiscal year 2013 acquisitions are as follows:

Current assets	$181,623
Furniture and equipment	12,000
Intangibles	822,967
Goodwill	972,921

Total assets acquired	1,989,511

Current liabilities	109,901
Due to former shareholders of subsidiaries	50,000
Long-term deferred tax liability	182,628

Total liabilities acquired	342,529

Net assets acquired	$1,646,982

The results of operations for the businesses acquired will be included in our financial statements as of the date of purchase. We are in the process of valuing the assets acquired and liabilities assumed based on their estimated fair values at the date these financial statements were issued and, therefore, the amounts may be adjusted.

In December 2012, the Company combined our two company-owned locations in Los Angeles. The Company recorded non-recurring transition costs of $1,544,454 for the three and six months ended December 31, 2012. The costs consist of future rent expenses emanating from the relocation of the former DBA facility in Los Angeles to a new location of $1,334,490, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations in Los Angeles of $105,436, and a loss on disposal of furniture and equipment of $104,528. The lease termination costs and the related liabilities are recorded separately in the accompanying condensed consolidated financial statements.

NOTE 4 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2012	June 30, 2012
Vehicles	$30,288	$30,288
Communication equipment	36,341	30,006
Office equipment	353,150	524,545
Furniture and fixtures	204,804	212,058
Computer equipment	806,737	721,025
Computer software	1,859,274	1,698,123
Leasehold improvements	752,723	846,659

	4,043,317	4,062,704
Less: Accumulated depreciation and amortization	(2,494,376)	(2,327,547)

Furniture and equipment – net	$1,548,941	$1,735,157

Depreciation and amortization expense related to furniture and equipment was $169,572 and $332,281 for the three and six months ended December 31, 2012, respectively, and $126,080 and $225,718 for the three and six months ended December 31, 2011, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, ISLA, ALBS, Marvir and IFS:

	As of December 31, 2012		As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$19,505,640	$9,037,530	$18,712,673	$7,275,865
Covenants not to compete	450,000	175,221	420,000	133,996
Total	$19,955,640	$9,212,751	$19,132,673	$7,409,861

Amortization expense amounted to $845,795 and $1,802,890 for the three and six months ended December 31, 2012, respectively, and $473,833 and $764,588 for the three and six months ended December 31, 2011, respectively. Future amortization expense for the fiscal years ending June 30 are as follows:

2013 (remaining portion)	$1,511,726
2014	2,350,175
2015	1,849,111
2016	2,954,003
2017	1,966,974
2018	110,900

$10,742,889

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following;

	December 31, 2012	June 30, 2012
Notes Payable – Caltius	$10,000,000	$10,000,000
Less: Original Issue Discount (net)	(994,389)	(1,081,739)
Less: Debt Issuance Costs (net)	(539,431)	(586,816)

Total Caltius Senior Subordinated Notes (net)	8,466,180	8,331,445
Notes Payable to former shareholders of DBA	1,534,183	1,534,183
Long-Term Credit Facility	6,769,749	7,159,159

Total notes payable and other long-term debt	16,770,112	17,024,787
Less: Current portion	(767,092)	(767,092)
Total notes payable and other long-term debt	$16,003,020	$16,257,695

Future maturities of notes payable and other long-term debt for the fiscal years ending June 30 are as follows:

2013 (remaining portion)	$767,092
2014	7,536,840
2015	-
2016	-
2017	10,000,000

$18,303,932

Bank of America Credit Facility

The Company has a $20.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the "Lender"). The Credit Facility includes a $1.0 million sublimit to support letters of credit and matures November 30, 2013. Subsequent to December 31, 2012, the Lender extended the Credit Facility to mature November 30, 2014. Borrowings accrue interest, at the Company’s option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on the Company’s performance relative to certain financial covenants. The Credit Facility is collateralized by the Company's accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and is available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2012, the Company was in compliance with all of its covenants.

The Company had $6,769,749 and $7,159,159 in advances under the Credit Facility as of December 31, 2012 and June 30, 2012, respectively.

As of December 31, 2012, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $12,943,451 available for borrowing under the Credit Facility based on advances outstanding.

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

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2012, the Company was in compliance with all of its covenants.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of December 31, 2012 and June 30, 2012, none of the shares were issued or outstanding.

Common Stock

In November 2012, the Company’s stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance from 50,000,000 shares to 100,000,000 shares.

Common Stock Repurchase Program

The Company’s Board of Directors in November 2012 approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. No shares have been repurchased during the three months ended December 31, 2012.

NOTE 8 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

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

For the three and six months ended December 31, 2012, RLP recorded $57,952 and $108,387 in profits, of which RCP’s distributable share was $34,771 and $65,032, respectively. For the three and six months ended December 31, 2011, RLP recorded $69,601 and $149,070 in profits, of which RCP’s distributive share was $41,761 and $89,442, respectively. The non-controlling interest recorded as an expense on the statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2012
	Level 3	Total
Contingent consideration	$6,575,000	6,575,000

	Fair Value Measurements as of June 30, 2012
	Level 3	Total
Contingent consideration	$6,200,000	6,200,000

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

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, June 30, 2012	$6,200,000
Increase related to accounting for acquisitions	650,000
Change in fair value	(275,000)
Balance, December 31, 2012	$6,575,000

NOTE 10 – PROVISION FOR INCOME TAXES

For the three months ended December 31, 2012, the Company recognized a net income tax benefit of $397,656 which consisted of a current income tax expense of $462,564 and deferred income tax benefit of $860,220. For the three months ended December 31, 2011, the Company recognized net income tax expense of $487,966 which consisted of current income tax expense of $220,325, and deferred income tax expense of $267,641.

For the six months ended December 31, 2012, the Company recognized a net income tax benefit of $57,652 which consisted of current income tax expense of $1,176,636 and deferred income tax benefit of $1,234,288. For the six months ended December 31, 2011, the Company recognized net income tax expense of $889,435 which consisted of current income tax expense of $773,537, and deferred income tax expense of $115,898.

The Company has an income tax benefit as a result of permanent differences that are income for books, and not for tax. Tax years that remain subject to examination by federal and state authorities are the years ended June 30, 2009 through June 30, 2012.

NOTE 11 – SHARE-BASED COMPENSATION

2012 Stock Option and Performance Award Plan

In November 2012, the Company’s stockholders approved the Company’s 2012 Stock Option and Performance Award Plan (“2012 Plan”). The 2012 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate amount of 5,000,000 shares of the Company’s common stock to be acquired by award holders. The 2012 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance shares and performance units, and cash incentives and may be granted to key employees, directors and consultants.

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five-year period. During the three and six months ended December 31, 2012, the Company recognized share-based compensation expense of $1,261 and $8,442, respectively, related to these stock awards. The following table summarizes stock award activity under the plan for the six months ended December 31, 2012:

	Number of Shares	Weighted Average Grant- date Fair value
Unvested as of June 30, 2012	-	$-
Granted	15,565	1.65
Vested	(4,761)	1.65
Balance as of December 31, 2012	10,804	$1.65

Stock Options

In November 2012, the Company issued options to certain employees to purchase 38,165 shares of common stock at an exercise price of $1.53 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.43 per share. The options generally vest ratably over a five-year period. No options have been exercised during the three and six months ended December 31, 2012.

During the three and six months ended December 31, 2012, the weighted average fair value per share of employee options granted was $0.93 and $0.99. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Six months ended December 31, 2012
Risk-Free Interest Rate	1.01% - 1.08%
Expected Term	6.5 years
Expected Volatility	66.84% - 68.49%
Expected Dividend Yield	0.00%

During the three months ended December 31, 2012 and 2011, the Company recognized share-based compensation expense related to stock options of $101,982 and $41,165, respectively. During the six months ended December 31, 2012 and 2011, the Company recognized share-based compensation expense related to stock options of $196,302 and $65,409, respectively. The following table summarizes activity under the plan for the six months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	4,873,174	$0.95	5.64 years	$4,481,263
Granted	263,710	1.55	9.79 years	-
Outstanding as of December 31, 2012	5,136,884	$1.02	5.36 years	$3,266,080
Exercisable as of December 31, 2012	3,503,106	$0.61	3.83 years	$2,970,269

NOTE 12 – CONTINGENCIES

Legal Proceedings

In a matter related to the February 2012 arbitration claim (Note 3), in December 2011, Ms. Pollara filed a claim in California Superior Court for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. The Company removed the matter to federal court on January 13, 2012. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following denial of a motion for preliminary injunctive relief due to lack of standing, the Company amended the lawsuit to add DBA, a wholly-owned subsidiary of the Company, as counterclaimant in the lawsuit as DBA owns the trade secrets that the Company believes were misappropriated by Ms. Pollara, and asserted additional claims against Oceanair for Oceanair’s interference with the contractual obligations of Mr. Pollara. The trial date is scheduled for June 18, 2013. We intend to vigorously assert our counterclaims and defend against the claim for declaratory relief.

In addition to the foregoing, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions of Adcom, ISLA, ALBS, Marvir, and IFS (See Note 3) contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2013 (remaining)	2014	2015	2016	Total
Earn-out payments (in thousands):
Cash	$-	$382	$1,909	$3,723	$6,014
Equity	432	85	270	679	1,466
Total estimated earn-out payments(1)	$432	$467	$2,179	$4,402	$7,480

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Three months ended December 31:
Revenue	$41,569	$43,005	$36,609	$29,609	$78,178	$72,614
Cost of transportation	27,277	28,274	29,376	24,091	56,653	52,365
Net revenue	$14,292	$14,731	$7,233	$5,518	$21,525	$20,249

	United States		Other Countries		Total
	2012	2011	2012	2011	2012	2011
Six months ended December 31:
Revenue	$85,361	$85,320	$71,965	$59,127	$157,326	$144,447
Cost of transportation	56,442	55,216	57,121	47,743	113,563	102,959
Net revenue	$28,919	$30,104	$14,844	$11,384	$43,763	$41,488

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

We continue to seek additional companies as suitable acquisition candidates and have completed seven acquisitions since our acquisition of Airgroup. In November 2007, we acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom, adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, we acquired DBA, adding an additional 26 locations across North America, further expanding our physical network and service capabilities. In December 2011, we acquired Laredo, Texas based ISLA to serve as our gateway to Mexico. In February 2012, we acquired New York-JFK based ALBS, a strategic location for domestic and international logistics services. In November 2012, we acquired Los Angeles based Marvir, and in December 2012 we acquired Portland based IFS.

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

Results of Operations

Three months ended December 31, 2012 and 2011 (actual and unaudited)

We generated transportation revenue of $78.2 million and $72.6 million and net transportation revenue of $21.5 million and $20.2 million for the three months ended December 31, 2012 and 2011, respectively. Net income was less than $0.1 million for the three months ended December 31, 2012, as compared to $0.4 million for the three months ended December 31, 2011.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended December 31, 2012 and 2011 (actual and unaudited):

	Three months ended December 31,		Change
	2012	2011	Amount	Percent

Transportation revenue	$78,178	$72,613	$5,565	7.7%
Cost of transportation	56,653	52,365	4,288	8.2%

Net transportation revenue	$21,525	$20,248	$1,277	6.3%
Net transportation margins	27.5%	27.9%

Transportation revenue was $78.2 million for the three months ended December 31, 2012, an increase of 7.7% over transportation revenue of $72.6 million for the three months ended December 31, 2011. Domestic transportation revenue decreased by 3.3% to $41.6 million for the three months ended December 31, 2012, from $43.0 million for the three months ended December 31, 2011. International transportation revenue increased by 23.6% to $36.6 million for the three months ended December 31, 2012, from $29.6 million for the comparable prior year period. These increases in revenue were due principally to incremental revenues associated with our acquisitions of ISLA and ALBS.

Cost of transportation increased 8.2% to $56.7 million for the three months ended December 31, 2012, compared to $52.4 million for the three months ended December 31, 2011. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation revenue increased 6.3% to $21.5 million for the three months ended December 31, 2012, compared to $20.2 million for the three months ended December 31, 2011. The increase is primarily due to the incremental net transportation revenues associated with ISLA and ALBS.

Net transportation margins decreased to 27.5% of transportation revenue for the three months ended December 31, 2012, as compared to 27.9% of transportation revenue for the three months ended December 31, 2011. The margin regression is attributable to numerous factors including differing product mixes of shipments throughout the quarter and the inclusion of a full quarter of ISLA in the current year, which operates at lower yields than the rest of the network.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2012 and 2011 (actual and unaudited):

	Three months ended December 31,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$21,525	100.0%	$20,248	100.0%	$1,277	6.3%

Agent commissions	13,184	61.2%	12,752	63.0%	432	3.4%
Personnel costs	3,846	17.9%	3,078	15.2%	768	25.0%
Selling, general and administrative	2,526	11.7%	2,432	12.0%	94	3.9%
Transition and lease termination costs	1,544	7.2%	280	1.4%	1,264	451.4%
Depreciation and amortization	1,015	4.7%	600	2.9%	415	69.2%
Change in contingent consideration	(325)	(1.5)%	-	0.0%	(325)	NM

Total operating expenses	21,790	101.2%	19,142	94.5%	2,648	13.8%

Income (loss) from operations	(265)	(1.2)%	1,106	5.5%	(1,371)	(124.0)%
Other expense	(77)	(0.4)%	(159)	(0.8)%	82	(51.6)%

Income (loss) before income taxes and non-controlling interest	(342)	(1.6)%	947	4.7%	(1,289)	(136.1)%
Income tax benefit (expense)	398	1.9%	(488)	(2.4)%	886	(181.6)%

Income before non-controlling interest	56	0.3%	459	2.3%	(403)	(87.8)%
Non-controlling interest	(35)	(0.2)%	(42)	(0.2)%	7	(16.7)%

Net income	$21	0.1%	$417	2.1%	$(396)	(95.0)%

Agent commissions were $13.2 million for the three months ended December 31, 2012, an increase of 3.4% from $12.8 million for the three months ended December 31, 2011. Agent commissions as a percentage of net transportation revenue decreased to 61.2% for the three months ended December 31, 2012, from 63.0% for the comparable prior year period as a result of our acquisitions of ISLA, ALBS and Marvir, which added company-owned operations in Laredo, New York-JFK and Los Angeles and are not paid commissions as these are company-owned locations.

Personnel costs were $3.8 million for the three months ended December 31, 2012, an increase of 25.0% from $3.1 million for the three months ended December 31, 2011. Personnel costs as a percentage of net transportation revenue increased to 17.9% for the three months ended December 31, 2012, from 15.2% for the comparable prior year period. The increase is primarily attributable to our acquisitions of ISLA, ALBS and Marvir, which added the personnel costs associated with the new company-owned operations in Laredo, New York-JFK and Los Angeles.

Selling, general and administrative expenses were $2.5 million for the three months ended December 31, 2012, an increase of 3.9% from $2.4 million for the three months ended December 31, 2011. Selling, general and administrative expenses as a percentage of net transportation revenue decreased to 11.7% for the three months ended December 31, 2012, from 12.0% for the comparable prior year period. These higher costs were primarily driven by the incremental facilities costs of our new company-owned locations.

Transition and lease termination costs for the three months ended December 31, 2012 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture of equipment which totaled $1.5 million. Transition costs for the three months ended December 31, 2011 represented non-recurring operating costs incurred in connection with our acquisition of DBA and totaled $0.3 million for the three months ended December 31, 2011. As a percentage of net transportation revenue, non-recurring transition costs were 7.2% for the three months ended December 31, 2012 and 1.4% for the three months ended December 31, 2011.

Depreciation and amortization costs were $1.0 million for the three months ended December 31, 2012, an increase of 69.2% from $0.6 million for the three months ended December 31, 2011. Depreciation and amortization as a percentage of net transportation revenue increased to 4.7% for the three months ended December 31, 2012, from 2.9% for the comparable prior year period. The increase is primarily due to amortization costs associated with our acquisitions of ISLA, ALBS and Marvir.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $0.3 for the three months ended December 31, 2012. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, the change in contingent consideration was 1.5% for the three months ended December 31, 2012.

Loss from operations was $0.3 million for the three months ended December 31, 2012 compared to income from operations of $1.1 million for the three months ended December 31, 2011, a 124.0% decrease. The decrease in operating income was attributed to several factors, favorable and unfavorable to the Company. Net revenues increased $1.2 million due to additional revenues associated with the ISLA and ALBS acquisitions. Agent Commissions expense increased approximately $0.4 million due to slightly higher margin characteristic business procured in the current quarter. Personnel costs increased $0.8 million due to the additional employees acquired with the ISLA, ALBS and Marvir acquisitions. Selling, general and administrative expenses increased $0.1 million due to the incremental costs of our new company-owned locations. Depreciation and amortization costs increased $0.4 million due to additional amortization charges associated with our acquisitions of ISLA, ALBS and Marvir. Transition and lease termination costs increased $1.3 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration resulted in a gain of $0.3 million because two company-owned locations are projecting not to attain their earn-out targets.

Other expense was $0.1 million for the three months ended December 31, 2012, compared to other expense of less than $0.2 million for the three months ended December 31, 2011. As a percentage of net transportation revenue, other expense was 0.4% for the three months ended December 31, 2012, down from 0.8% for the three months ended December 31, 2011 as a result of the gain on litigation settlement, offset by increased interest expense.

Net income was less than $0.1 million for the three months ended December 31, 2012, reflecting a $0.4 million, or 95.0% decrease from $0.4 million for the three months ended December 31, 2011, driven principally by the increased amortization of intangibles resulting from our recent acquisitions, higher interest costs associated with increased notes payable used to acquire ISLA, and non-recurring legal expenses associated with the ongoing dispute with the former DBA shareholders and other legal matters. Although we do not believe the deterioration in GAAP-based earnings is reflective of the true earnings power of the business, our near-term earnings have and will continue to be negatively impacted as a result of these incremental non-cash charges and other non-recurring costs.

We had adjusted EBITDA of $2.0 million and $1.9 million for the three months ended December 31, 2012 and 2011, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, acquisition related costs, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our Credit Facility. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the Credit Facility. A violation of this covenant in the Credit Facility would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Credit Facility. For the forgoing reasons, we believe the Credit Facility is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

The following table provides a reconciliation for the three months ended December 31, 2012 and 2011 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended December 31,		Change
	2012	2011	Amount	Percent

Net Transportation Revenue	$21,525	$20,248	$1,277	6.3%

Net income	$21	$417	(396)	(95.0)%
Income tax expense (benefit)	(398)	488	(886)	(181.6)%
Net interest expense	508	206	302	146.6%
Depreciation and amortization	1,015	600	415	69.2%

EBITDA	$1,146	$1,711	$(565)	(33.0)%

Share-based compensation	103	42	61	145.2%
Change in contingent consideration	(325)	-	(325)	NM
Gain on litigation settlement, net	(368)	-	(368)	NM
Lease termination costs	1,439	-	1,439	NM
Acquisition related costs	39	188	(149)	(79.3)%
Adjusted EBITDA	$2,034	$1,941	93	4.8%

Adjusted EBITDA as a % of Net Transportation Revenue	9.5%	9.6%		(0.1)%

Six months ended December 31, 2012 and 2011 (actual and unaudited)

We generated transportation revenue of $157.3 million and $144.4 million and net transportation revenue of $43.8 million and $41.5 million for the six months ended December 31, 2012 and 2011, respectively. Net income was $0.4 million for the six months ended December 31, 2012, as compared to $1.1 million for the six months ended December 31, 2011.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2012 and 2011 (actual and unaudited):

	Six months ended December 31,		Change
	2012	2011	Amount	Percent

Transportation revenue	$157,326	$144,447	$12,879	8.9%
Cost of transportation	113,563	102,959	10,604	10.3%

Net transportation revenue	$43,763	$41,488	$2,275	5.5%
Net transportation margins	27.8%	28.7%

Transportation revenue was $157.3 million for the six months ended December 31, 2012, an increase of 8.9% over transportation revenue of $144.4 million for the six months ended December 31, 2011. Domestic transportation revenue increased by 0.1% to $85.4 million for the six months ended December 31, 2012, from $85.3 million for the six months ended December 31, 2011. International transportation revenue increased by 21.8% to $72.0 million for the six months ended December 31, 2012, from $59.1 million for the comparable prior year period. These increases in revenue were due principally to incremental revenues attributed to a full six months of operations related to our acquisitions of ISLA and ALBS.

Cost of transportation increased 10.3% to $113.6 million for the six months ended December 31, 2012, compared to $102.6 million for the six months ended December 31, 2011. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation revenue increased 5.5% to $43.8 million for the six months ended December 31, 2012, compared to $41.5 million for the six months ended December 31, 2011. The increase is primarily due to the incremental net transportation revenues associated with ISLA and ALBS.

Net transportation margins decreased to 27.8% of transportation revenue for the six months ended December 31, 2012, as compared to 28.7% of transportation revenue for the six months ended December 31, 2011. The margin reduction is attributable to differing product mixes of shipments throughout the quarter and the inclusion of ISLA for the full six months in the current year, which operates at lower yields than the rest of our network.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2012 and 2011 (actual and unaudited):

	Six months ended December 31,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$43,763	100.0%	$41,488	100.0%	$2,275	5.5%

Agent commissions	26,479	60.5%	26,645	64.2%	(166)	(0.6)%
Personnel costs	7,603	17.4%	5,972	14.4%	1,631	27.3%
Selling, general and administrative	5,426	12.4%	5,093	12.3%	333	6.5%
Transition and lease termination costs	1,544	3.5%	563	1.4%	981	174.2%
Depreciation and amortization	2,135	4.9%	990	2.4%	1,145	115.7%
Change in contingent consideration	(275)	(0.6)%	-	0.0%	(275)	NM

Total operating expenses	42,912	98.1%	39,263	94.7%	3,649	9.3%

Income from operations	851	1.9%	2,225	5.3%	(1,374)	(61.8)%
Other expense	(419)	(0.9)%	(174)	(0.4)%	(245)	140.8%

Income before income taxes and non-controlling interest	432	1.0%	2,051	4.9%	(1,619)	(78.9)%
Income tax benefit (expense)	58	0.1%	(889)	(2.1)%	947	(106.5)%

Income before non-controlling interest	490	1.1%	1,162	2.8%	(672)	(57.8)%
Non-controlling interest	(65)	(0.1)%	(89)	(0.2)%	24	(27.0)%

Net income	$425	1.0%	$1,073	2.6%	$(648)	(60.4)%

Agent commissions were $26.5 million for the six months ended December 31, 2012, a decrease of 0.6% from $26.6 million for the six months ended December 30, 2011. Agent commissions as a percentage of net transportation revenue decreased to 60.5% for the six months ended December 31, 2012, from 64.2% for the comparable prior year period as a result of our acquisitions of ISLA, ALBS and Marvir, which added company-owned operations in Laredo, New York-JFK and Los Angeles, and are not paid commissions as these are company-owned locations.

Personnel costs were $7.6 million for the six months ended December 31, 2012, an increase of 27.3% from $6.0 million for the six months ended December 31, 2011. Personnel costs as a percentage of net transportation revenue increased to 17.4% for the six months ended December 31, 2012, from 14.4% for the comparable prior year period. The increase is primarily attributable to our acquisitions of ISLA, ALBS and Marvir, which added the personnel costs associated with the new company-owned operations in Laredo, New York-JFK and Los Angeles.

Selling, general and administrative expenses were $5.4 million for the six months ended December 31, 2012, an increase of 6.5% from $5.1 million for the six months ended December 31, 2011. As a percentage of net transportation revenue, selling, general and administrative expenses increased to 12.4% for the six months ended December 31, 2012, from 12.3% for the comparable prior year period. These higher costs were driven, in part, by the incremental facilities costs of our new company-owned locations, and includes approximately $123,000 in non-recurring legal expenses associated with the ongoing dispute with the former DBA shareholders and other legal matters.

Transition costs for the six months ended December 31, 2012 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture of equipment and totaled $1.5 million. Transition costs for the six months ended December 31, 2011 represented non-recurring operation costs incurred in connection with our acquisition of DBA and totaled $0.6 million. As a percentage of net transportation revenue, non-recurring transition costs were 3.5% for the six months ended December 31, 2012 and 1.4% for the six months ended December 31, 2011.

Depreciation and amortization costs for the six months ended December 31, 2012, were $2.1 million, an increase of 115.7% from $1.0 million for the six months ended December 31, 2011. Depreciation and amortization as a percentage of net transportation revenue increased to 4.9% for the six months ended December 31, 2012, from 2.4% for the comparable prior year period. The increase is primarily due to amortization costs associated with our acquisitions of ISLA, ALBS and Marvir.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $0.3 for the six months ended December 31, 2012. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, the change in contingent consideration was (0.6%) for the six months ended December 31, 2012.

Income from operations was $0.9 million for the six months ended December 31, 2012 compared to $2.2 million for the six months ended December 31, 2011, a 61.8% decrease. The decrease in operating income was attributed to several factors, favorable and unfavorable to the Company. Net revenues increased $2.3 million due to additional revenues associated with the ISLA and ALBS acquisitions. Agent Commissions expense was flat with a decrease of $0.2 million due to increased international business which typically has lower margin characteristics. Personnel costs increased $1.6 million due to the additional employees acquired with the ISLA, ALBS and Marvir acquisitions. Selling, general and administrative expenses increased $0.3 million due to the incremental costs of our new company-owned locations. Depreciation and amortization costs increased $1.1 million due to additional amortization charges associated with our acquisitions of ISLA, ALBS and Marvir. Transition and lease termination costs increased $1.0 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration resulted in a gain of $0.3 million because two company-owned locations are projecting not to attain their earn-out targets.

Other expense was $0.4 million for the six months ended December 31, 2012, compared to other expense of $0.2 million) for the six months ended December 31, 2011. As a percentage of net transportation revenue, other expense was 0.9% for the six months ended December 31, 2012, up from 0.4% for the six months ended December 31, 2011. The increase is due to the higher interest costs associated with increased notes payable used to acquire ISLA, offset by the gain on litigation settlement.

Net income was $0.4 million for the six months ended December 31, 2012, reflecting a $0.7 million, or 60.4% decrease from $1.1 million for the six months ended December 31, 2011, driven principally by the increased amortization of intangibles resulting from our recent acquisitions, higher interest costs associated with increased notes payable used to acquire ISLA, and non-recurring legal expenses associated with the ongoing dispute with the former DBA shareholders and other legal matters. Although we do not believe the deterioration in GAAP-based earnings is reflective of the true earnings power of the business, our near-term earnings have and will continue to be negatively impacted as a result of these incremental non-cash charges and other non-recurring costs.

We had adjusted EBITDA of $4.5 million and $3.6 million for the six months ended December 31, 2012 and 2011, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, acquisitions costs, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our Credit Facility. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the Credit Facility. A violation of this covenant in the Credit Facility would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Credit Facility. For the forgoing reasons, we believe the Credit Facility is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

The following table provides a reconciliation for the six months ended December 31, 2012 and 2011 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2012	2011	Amount	Percent

Net Transportation Revenue	$43,763	$41,488	$2,275	5.5%

Net income	$425	$1,073	$(648)	(60.4)%
Income tax expense (benefit)	(58)	889	(947)	(106.5)%
Net interest expense	998	294	704	239.5%
Depreciation and amortization	2,135	990	1,145	115.7%

EBITDA	$3,500	$3,246	$254	7.8%

Share-based compensation	205	66	139	210.6%
Change in contingent consideration	(275)	-	(275)	NM
Gain on litigation settlement, net	(368)	-	(368)	NM
Lease termination costs	1,439	-	1,439	NM
Acquisition related costs	39	269	(230)	(85.5)%
Adjusted EBITDA	$4,540	$3,581	$959	26.8%

Adjusted EBITDA as a % of Net Transportation Revenue	10.4%	8.6%		1.8%

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisitions of ISLA, ALBS, Marvir and IFS. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of ISLA, ALBS, Marvir and IFS, as if we had acquired all of them as of July 1, 2011. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of ISLA, ALBS, Marvir, IFS and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the consolidated financial statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2012 and 2011 (pro forma and unaudited):

	Six months ended December 31,		Change
	2012	2011	Amount	Percent

Transportation revenue	$157,753	$169,097	$(11,344)	(6.7)%
Cost of transportation	113,563	121,036	(7,473)	(6.2)%

Net transportation revenue	$44,190	$48,061	$(3,871)	(8.1)%
Net transportation margins	28.0%	28.4%

Pro forma transportation revenue was $157.8 million for the six months ended December 31, 2012, a decrease of 6.7% from $169.1 million for the six months ended December 31, 2011.

Pro forma cost of transportation was $113.6 million for the six months ended December 31, 2012, a decrease of 6.2% from $121.0 million for the six months ended December 31, 2011.

Pro forma net transportation margins decreased to 28.0% for the six months ended December 31, 2012, compared to 28.4% for the six months ended December 31, 2011.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2012 and 2011 (pro forma and unaudited):

	Six months ended December 31,
	2012		2011		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$44,190	100.0%	$48,061	100.0%	$(3,871)	(8.1)%

Agent commissions	25,867	58.5%	25,146	52.3%	721	2.9%
Personnel costs	8,371	19.0%	8,868	18.4%	(497)	(5.6)%
Selling, general and administrative	5,765	13.0%	7,191	15.0%	(1,426)	(19.8)%
Transition and lease termination costs	1,544	3.5%	562	1.2%	982	174.7%
Depreciation and amortization	2,208	5.0%	2,357	4.9%	(149)	(6.3)%
Change in contingent consideration	(275)	(0.6)%	-	0.0%	(275)	NM

Total operating expenses	43,480	98.4%	44,124	91.8%	(644)	(1.5)%

Income from operations	710	1.6%	3,937	8.2%	(3,227)	(82.0)%
Other expense	(426)	(1.0)%	(777)	(1.6)%	351	(45.2)%

Income before income taxes and non-controlling interest	284	0.6%	3,160	6.6%	(2,876)	(91.0)%
Income tax benefit (expense)	113	0.3%	(1,311)	(2.8)%	1,424	(108.6)%

Income before non-controlling interest	397	0.9%	1,849	3.8%	(1,452)	(78.5)%
Non-controlling interest	(65)	(0.2)%	(89)	(0.1)%	24	(27.0)%

Net income	$332	0.8%	$1,760	3.7%	$(1,428)	(81.1)%

Pro forma agent commissions were $25.9 million for the six months ended December 31, 2012, an increase of 2.9% from $25.1 million for the six months ended December 31, 2011. Pro forma agent commissions as a percentage of net transportation revenue increased to 58.5% of net transportation revenue for the six months ended December 31, 2012, compared to 52.3% for the six months ended December 31, 2011.

Pro forma personnel costs were $8.4 million for each of the six months ended December 31, 2012 a decrease of 5.6% from $8.9 million for the six months ended December 31, 2011. Pro forma personnel costs as a percentage of net transportation revenue increased to 19.0% of net transportation revenue for the six months ended December 31, 2012, compared to 18.4% for the six months ended December 31, 2011.

Pro forma selling, general and administrative costs were $5.8 million for the six months ended December 31, 2012, a decrease of 19.8% from $7.2 million for the six months ended December 31, 2011. As a percentage of net transportation revenue, pro forma selling, general and administrative costs decreased to 13.0% for the six months ended December 31, 2012, from 15.0% for the six months ended December 31, 2011.

Pro forma transition and lease termination costs were $1.5 million for the six months ended December 31, 2012, an increase of 174.7% from $0.6 million for the six months ended December 31, 2011. As a percentage of net transportation revenue, non-recurring transition and lease termination costs increased to 3.5% for the six months ended December 31, 2011, from 1.2% for the six months ended December 31, 2011.

Pro forma depreciation and amortization costs were $2.2 million for the six months ended December 31, 2012, a decrease of 6.3% from $2.4 million for the six months ended December 31, 2011. As a percentage of net transportation revenue, pro forma depreciation and amortization costs increased to 5.0% for the six months ended December 31, 2012, from 4.9% for the six months ended December 31, 2011.

Pro forma change in contingent consideration totaled income of $0.3 million for the six months ended December 31, 2012. There were no such costs during the comparable prior period. As a percentage of net transportation revenue, the change in contingent consideration was (0.6%) for the six months ended December 31, 2012.

Pro forma income from operations was $0.7 million for the six months ended December 31, 2012, compared to $3.9 million for the six months ended December 31, 2011.

Pro forma other expense was $0.4 million for the six months ended December 31, 2012, compared to $0.8 million for the six months ended December 31, 2011.

Pro forma net income was $0.3 million for the six months ended December 31, 2012, compared to $1.8 million for the six months ended December 31, 2011.

The following table provides a reconciliation for the six months ended December 31, 2012 and 2011 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2012	2011	Amount	Percent

Net Transportation Revenue	$44,190	$48,061	$(3,871)	(8.1)%

Net income	$332	$1,760	$(1,428)	(81.1)%
Income tax expense	(113)	1,311	(1,424)	(108.6)%
Net interest expense	1,006	897	109	12.2%
Depreciation and amortization	2,208	2,357	(149)	(6.3)%

EBITDA	$3,433	$6,325	$(2,892)	(45.7)%

Share-based compensation	208	133	75	56.4%
Change in contingent consideration	(275)	-	(275)	NM
Gain on litigation settlement, net	(368)	-	(368)	NM
Lease termination costs	1,439	-	1,439	NM
Acquisition related costs	39	269	(230)	(85.5)%
Adjusted EBITDA	$4,476	$6,727	$(2,251)	(33.5)%

Adjusted EBITDA as a % of Net Transportation Revenue	10.1%	14.0%		(3.9)%

Liquidity and Capital Resources

Net cash provided by operating activities was $3.4 million for the six months ended December 31, 2012, compared to net cash provided of $5.8 million for the six months ended December 31, 2011. The change was principally driven by decreases in our accounts receivable and accounts payable, changes to our income tax deposits and payables, changes in our prepaid expenses, deposits, and other assets, and changes in non-cash operating expenses.

Net cash used in investing activities was $1.3 million for the six months ended December 31, 2012, compared to net cash used of $8.5 million for the six months ended December 31, 2011. Use of cash for the six months ended December 31, 2012 consisted of $0.6 million related to acquisitions, the purchase of $0.3 million of investments in technology related equipment, and payments made to former shareholders of acquired operations of $0.4 million. Use of cash for the six months ended December 31, 2011, consisted of $7.7 million related to the acquisition of ISLA, the purchase of $0.3 million in fixed assets, and payments made to the former shareholders of acquired operations totaling $0.5 million.

Net cash used in financing activities was $0.5 million for the six months ended December 31, 2012, compared to net cash provided of $4.4 million for the six months ended December 31, 2011. The cash used in financing activities for the six months ended December 31, 2012 consisted primarily of repayments to the credit facility of $0.4 million, and distributions to the non-controlling interest of $0.1 million. Cash provided by financing activities for the six months ended December 31, 2011 consisted primarily of net proceeds from the issuance of debt to Caltius of $9.4 million, offset by net repayments of our credit facility of $4.8 million, repayments of notes payable to former shareholders of acquired operations of $0.1 million, and distributions to the non-controlling interest of $0.1 million.

We believe that our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months.

Credit Facility and Senior Subordinated Notes

We have a $20.0 million Credit Facility that includes a $1.0 million sublimit to support letters of credit and matures November 30, 2014. Amounts borrowed accrue interest, at our option, at the Lender's prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on our performance relative to certain financial covenants. The Credit Facility is collateralized by accounts receivable and other assets.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and are available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2012, the Company was in compliance with all of its covenants.

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

Acquisitions

Our agreements with respect to the acquisitions of ISLA, ALBS, Marvir and IFS contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Notes 4, 5, 6 and 7 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2012.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.       Controls and Procedures

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2012, was carried out by our management under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the following:

DBA Distribution Services, Inc.

In February 2012, we initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the Agreement and Plan of Merger dated March 29, 2011. In December 2012, an arbitrator awarded us net damages of $698,623 from the former shareholders of DBA, finding that the former shareholders breached certain representations and warranties in the DBA Agreement dated March 29, 2011. In addition, the arbitrator found that Paul Pollara breached his noncompetition obligation to the Company and enjoined Mr. Pollara from engaging in any activity in contravention of his obligations of noncompetition and nonsolicitation, including activities that relate to Santini Productions and his spouse, Bretta Santini Pollara until March 2016. The Award also provided that the former DBA Shareholders and Mr. Pollara must pay to the Company the administrative fees, compensation and expenses of the arbitrator associated with the arbitration. The award has been off-set against amounts due to former shareholders of DBA. The gain on litigation settlement was recorded net of judgment interest and associated legal costs.

In a related matter, in December 2011, Ms. Pollara filed a claim in California Superior Court for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. The Company removed the matter to federal court on January 13, 2012. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following denial of a motion for preliminary injunctive relief due to lack of standing, the Company amended the lawsuit to add DBA, a wholly owned subsidiary of the Company, as counterclaimant in the lawsuit as DBA owns the trade secrets that we believe were misappropriated by Ms. Pollara and asserted additional claims against Oceanair for Oceanair’s interference with the contractual obligations of Mr. Pollara. The trial date is scheduled for June 18, 2013. We intend to vigorously assert our counterclaims and defend against the claim for declaratory relief.

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

Item 5.    Other Information

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01 Entry into a Material Definitive Agreement”, “Item 7.01 Regulation FD Disclosure”, and “Item 9.01 Financial Statements and Exhibits” of Form 8-K.

Loan Modification

On February 7, 2013, we entered into a Loan Modification Agreement (the “Amendment”) with the Lender, pursuant to which the expiration date of our Credit Facility was extended to November 30, 2014. All other terms and conditions of the Credit Facility remain unchanged.

The description of the Amendment is qualified in its entirety by reference to a copy of the Amendment as Exhibit 10.4 to this report.

Investor Presentation

On the date of this report, we have released presentation materials (the “Presentation Materials”) that management intends to use from time to time in presentations about our operations and performance. We may use the Presentation Materials in presentations to current and potential investors, professionals within the securities industry, lenders, creditors, insurers, vendors, customers, employees and others with an interest in us and our business.

The information contained in the Presentation Materials is summary information that should be considered in the context of our filings with the Securities and Exchange Commission and other public announcements that we may make by press release or otherwise from time to time. The Presentation Materials speak as of the date of this report. While we may elect to update the Presentation Materials in the future to reflect events and circumstances occurring or existing after the date of this report, we specifically disclaim any obligation to do so. The Presentation Materials are furnished as Exhibit 99.1 to this report and are incorporated herein by reference.

The information referenced under this subsection (including Exhibit 99.1) shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or under the Exchange Act, whether made before or after the date hereof, except as expressly set forth by specific reference in such filing to this Report. This report shall not be deemed an admission as to the materiality of any information in the report that is required to be disclosed solely by Regulation FD.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

3.1	Certificate of Amendment to Certificate of Incorporation of Radiant Logistics, Inc. as filed with the Secretary of State of Delaware on January 15, 2013	Filed herewith

10.1	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012	Filed herewith

10.2	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended.	Filed herewith

10.3	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended.	Filed herewith

10.4	Loan Modification Agreement, dated February 7, 2013, between Radiant Logistics, Inc. (and its subsidiaries) and Bank of America, N.A.	Filed herewith

10.5	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan	Filed herewith

10.6	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan	Filed herewith

10.7	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan	Filed herewith

10.8	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan	Filed herewith

10.9	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan	Filed herewith

10.10	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan	(1)

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Presentation Materials	Filed herewith

101.INS*	XBRL Instance	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation	Filed herewith

* XBRL information is furnished and not filed or part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed with the SEC on October 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: February 12, 2013	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2013	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Certificate of Amendment to Certificate of Incorporation of Radiant Logistics, Inc. as filed with the Secretary of State of Delaware on January 15, 2013

10.1	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012

10.2	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended.

10.3	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended.

10.4	Loan Modification Agreement, dated February 7, 2013, by and among Radiant Logistics, Inc. (and its subsidiaries) and Bank of America, N.A.

10.5	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan

10.6	Form of Nonqualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan

10.7	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan

10.8	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan

10.9	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Presentation Materials

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

