Form 10-Q
period 2013-03-31
RADIANT LOGISTICS, INC
filed 2013-05-14
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 33,348,166 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 13, 2013.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	MARCH 31, 2013	JUNE 30, 2012
ASSETS

Current assets:

Cash and cash equivalents	$1,309,627	$66,888

Accounts receivable, net of allowance of $1,483,639 and $1,311,670, respectively	46,858,964	51,939,016

Current portion of employee and other receivables	320,695	201,451

Income tax deposit	—	11,248

Prepaid expenses and other current assets	2,019,148	2,573,531

Deferred tax asset	998,894	684,231

Total current assets	51,507,328	55,476,365

Furniture and equipment, net	1,419,643	1,735,157

Acquired intangibles, net	9,958,267	11,722,812

Goodwill	15,924,138	14,951,217

Employee and other receivables, net of current portion	112,963	162,088

Deposits and other assets	322,499	422,500

Deferred tax asset	186,380	33,259

Total long term assets	26,504,247	27,291,876

Total assets	$79,431,218	$84,503,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued transportation costs	$32,986,525	$39,702,020

Commissions payable	5,701,747	4,633,880

Other accrued costs	2,161,010	2,041,596

Income taxes payable	115,531	—

Current portion of notes payable to former shareholders of DBA	767,092	767,092

Amounts due to former shareholders of acquired operations	—	2,664,224

Current portion of lease termination liability	441,464	—

Current portion of contingent consideration	513,000	—

Other current liabilities	—	64,392

Total current liabilities	42,686,369	49,873,204

Notes payable and other long-term debt, net of current portion and debt discount	16,680,626	16,257,695

Contingent consideration, net of current portion	5,387,000	6,200,000

Lease termination liability, net of current portion	574,516	—

Deferred rent liability	586,658	680,521

Other long term liabilities	36,318	89,887

Total long term liabilities	23,265,118	23,228,103

Total liabilities	65,951,487	73,101,307

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	MARCH 31, 2013	JUNE 30, 2012
Stockholders’ equity:
Radiant Logistics, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized, 33,348,166 and 33,025,865 shares issued and outstanding, respectively	14,803	14,481

Additional paid-in capital	13,810,824	13,003,987

Deferred compensation	(15,512)	—

Retained deficit	(408,185)	(1,713,928)

Total Radiant Logistics, Inc. stockholders’ equity	13,401,930	11,304,540

Non-controlling interest	77,801	97,551

Total stockholders’ equity	13,479,731	11,402,091

Total liabilities and stockholders’ equity	$79,431,218	$84,503,398

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2013	2012	2013	2012

Revenue	$72,790,313	$70,748,655	$230,116,528	$215,195,428
Cost of transportation	51,183,245	50,431,819	164,745,770	153,391,091

Net revenues	21,607,068	20,316,836	65,370,758	61,804,337
Agent commissions	12,478,403	12,260,147	38,957,449	38,904,913
Personnel costs	4,215,425	3,354,376	11,818,672	9,326,395
Selling, general and administrative expenses	2,115,736	3,021,965	7,542,206	8,115,196
Depreciation and amortization	931,974	1,030,139	3,067,145	2,020,445
Transition and lease termination costs	—	331,095	1,544,454	893,474
Change in contingent consideration	(675,000)	20,000	(950,000)	20,000

Total operating expenses	19,066,538	20,017,722	61,979,926	59,280,423

Income from operations	2,540,530	299,114	3,390,832	2,523,914
Other income (expense):
Interest income	3,547	4,962	12,679	14,960
Interest expense	(492,414)	(473,677)	(1,500,435)	(777,034)
Gain on litigation settlement, net	—	—	368,162	—
Other	26,292	97,222	238,030	217,182

Total other expense	(462,575)	(371,493)	(881,564)	(544,892)

Income (loss) before income tax benefit (expense)	2,077,955	(72,379)	2,509,268	1,979,022
Income tax benefit (expense)	(1,166,927)	45,732	(1,109,275)	(843,703)

Net income (loss)	911,028	(26,647)	1,399,993	1,135,319
Less: Net income attributable to non-controlling interest	(29,218)	(47,970)	(94,250)	(137,412)

Net income (loss) attributable to Radiant Logistics, Inc.	$881,810	$(74,617)	$1,305,743	$997,907

Net income (loss) per common share – basic	$.03	$.00	$.04	$.03
Net income (loss) per common share – diluted	$.02	$.00	$.04	$.03
Weighted average shares outstanding:
Basic shares	33,091,774	32,493,001	33,048,832	32,039,823
Diluted shares	35,748,483	32,493,001	35,580,702	34,954,441

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED DEFICIT	NON-CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT

Balance as of June 30, 2012	33,025,865	$14,481	$13,003,987	$—	$(1,713,928)	$97,551	$11,402,091
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $1.71 per share	252,362	252	431,860	—	—	—	432,112

Share-based compensation	—	—	296,055	—	—	—	296,055
Grant of restricted stock awards at $1.62 per share	15,565	16	25,199	(25,215)	—	—	—
Amortization of deferred compensation	—	—	—	9,703	—	—	9,703
Cashless exercise of stock options	24,374	24	(24)	—	—	—	—
Exercise of stock options	30,000	30	4,770	—	—	—	4,800
Tax benefit from exercise of stock options	—	—	48,977	—	—	—	48,977
Distributions to non-controlling interest	—	—	—	—	—	(114,000)	(114,000)
Net income for the nine months ended March 31, 2013	—	—	—	—	1,305,743	94,250	1,399,993

Balance as of March 31, 2013	33,348,166	$14,803	$13,810,824	$(15,512)	$(408,185)	$77,801	$13,479,731

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	NINE MONTHS ENDED MARCH 31,

	2013	2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,305,743	$997,907
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	305,758	134,091
amortization of intangibles	2,587,512	1,639,145
depreciation and leasehold amortization	479,633	381,300
deferred income tax (benefit) expense	(650,412)	78,937
amortization of loan fees and original issue discount	206,289	80,455
change in contingent consideration	(950,000)	20,000
gain on litigation settlement	(698,623)	—
lease termination costs	1,439,018	—
change in non-controlling interest	94,250	137,412
change in (recovery of) provision for doubtful accounts	171,969	(353,389)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	4,750,122	(3,474,080)
employee and other receivables	(70,119)	18,727
income tax deposit and income taxes payable	126,779	(1,022,162)
prepaid expenses, deposits and other assets	656,123	(685,569)
accounts payable and accrued transportation costs	(6,825,396)	4,275,457
commissions payable	1,005,452	348,910
other accrued costs	119,414	174,388
other liabilities	(29,135)	(121,356)
deferred rent liability	2,020	40,013
lease termination liability	(469,218)	—

Net cash provided by operating activities	3,557,179	2,670,186

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during fiscal year 2013, net of acquired cash of $3,278	(596,722)	—
Acquisition of ISLA International, Ltd.	—	(7,656,582)
Acquisition of Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc.	—	(2,655,000)
Purchase of furniture and equipment	(290,648)	(515,478)
Payments to former shareholders of acquired operations	(1,583,489)	(515,525)

Net cash used for investing activities	(2,470,859)	(11,342,585)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	216,642	(197,911)
Repayment of notes payable to former shareholders of DBA	—	(98,725)
Proceeds from debt issuance to Caltius, net of debt issuance costs of $637,407	—	9,362,593
Distributions to non-controlling interest	(114,000)	(126,000)
Proceeds from exercise of stock options	4,800	—
Tax benefit from exercise of stock options	48,977	—
Cost of shelf registration statement	—	(53,779)

Net cash provided by financing activities	156,419	8,886,178

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,242,739	213,779

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,888	434,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,309,627	$647,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,635,645	$1,789,293
Interest paid	$1,294,353	$419,030

(continued)

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In December 2011, the Company issued 134,475 shares of common stock at a fair value of $2.29 per share in satisfaction of the $308,548 Adcom earn-out payment for the year ended June 30, 2011, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock of $134 and an increase in additional paid-in capital of $308,414.

In December 2011, the Company issued 500,000 shares of common stock at a fair value of $2.35 per share related to the funding received from Caltius and used in the acquisition of Isla, resulting in a decrease to notes payable and other long-term debt of $1,175,000, an increase in common stock of $500 and an increase in additional paid-in capital of $1,174,500.

In March 2012, the Company issued 552,333 shares of common stock at a fair value of $2.40 per share in satisfaction of $1,325,000 of the ISLA International, Ltd. purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $552 and an increase to additional paid-in capital of $1,324,448.

In November 2012, the Company transferred accounts receivable of $400,260 to the shareholders of Marvir Logistics, Inc. as part of the purchase price consideration.

In December 2012, an arbitrator awarded damages, net of interest, of $698,623 from the former shareholders of DBA. The award has been off-set against amounts due to former shareholders of acquired operations.

In March 2013, the Company issued 252,362 shares of common stock at a fair value of $1.71 per share in satisfaction of the $432,112 Adcom earn-out payment for the year ended June 30, 2012, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase in common stock of $252 and an increase in additional paid-in capital of $431,860.

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and other value added supply chain management services, including order fulfillment, inventory management and warehousing. The Company is executing a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting the Company’s acquisition criteria.

The Company’s first acquisition of Airgroup Corporation (“Airgroup”) was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of independent agent offices across North America.

The Company continues to seek additional companies as suitable acquisition candidates and has completed seven acquisitions since its acquisition of Airgroup. In November 2007, the Company acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air (“DBA”), adding an additional 26 locations across North America, further expanding the Company’s physical network and service capabilities. In December 2011, the Company acquired Laredo, Texas based ISLA International, Ltd. (“ISLA”) to serve as the Company’s gateway to Mexico. In February 2012, the Company acquired New York-JFK based Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”), a strategic location for domestic and international logistics services. In November 2012, the Company acquired certain assets of Los Angeles, California based Marvir Logistics, Inc., (“Marvir”) an independent agent, operating partner since 2006. On December 31, 2012, the Company acquired International Freight Systems of Oregon, Inc. (“IFS”) an independent operating partner since January 2007.

In connection with the acquisition of Adcom, the Company changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. (“RGL”) in order to better position its centralized back-office operations to service a multi-brand network. RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of company-owned and independent agency offices and international agents positioned strategically around the world.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by RGL, and 60% owned by RCP, an affiliate of Bohn H. Crain, the Company’s CEO, whose accounts are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs and amounts due to former shareholders of acquired operations approximate the carrying values due to the relatively short maturities of these instruments. The fair value of the Company’s credit facility, DBA notes payable, and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. The fair value of the subordinated Caltius notes payable is not practicable to determine given the complex terms associated with this instrument. Contingent consideration attributable to the Company’s recent acquisitions of ISLA, ALBS, Marvir and IFS are reported at fair value.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $5,027,537 and $4,275,239 as of March 31, 2013 and June 30, 2012, respectively.

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

The Company derives a substantial portion of its revenue through independently-owned agent offices operating under the various Company brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% - 10%) of the office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. As of the date of this report, a number of the Company’s agency offices have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. The Company is currently in collection proceedings against two customers who owe the Company approximately $0.9 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, the Company does not believe its exposure to these customers will be material based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers.

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

The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2013, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2013.

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

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded a decrease to contingent consideration of $675,000 and $950,000 for the three and nine months ended March 31, 2013, respectively for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

k)	Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. As of March 31, 2013, minimum future lease payments (excluding the lease termination liability) under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2013 (remaining portion)	$336,189
2014	1,198,303
2015	857,148
2016	473,238
2017	313,648
2018	325,239
Thereafter	977,017

Total minimum lease payments	$4,480,782

Rent expense amounted to $365,738 and $1,521,983 for the three and nine months ended March 31, 2013, respectively. Rent expense amounted to $527,229 and $1,509,579 for the three and nine months ended March 31, 2012, respectively.

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

The Company has employee savings plans under which the Company provides safe harbor matching contributions. The Company’s contributions under the plans were $72,130 and $190,287 for the three and nine months ended March 31 2013, respectively, and were $54,125 and $112,669 for the three and nine months ended March 31, 2012, respectively.

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

The Company has issued restricted stock awards and stock options to certain directors, officers and employees. The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards that will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company’s results of operations could be materially impacted.

The Company recorded share-based compensation expense of $101,014 and $305,758 for the three and nine months ended March 31, 2013. The Company recorded share-based compensation expense of $68,682 and $134,091 for the three and nine months ended March 31, 2012.

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

For the three months ended March 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,748,483, including options to purchase 5,074,547 shares of common stock as of March 31, 2013, of which 1,189,807 were excluded as their effect would have been anti-dilutive. For the three months ended March 31, 2012, the weighted average outstanding number of common shares totaled 32,493,001. Options to purchase 4,505,507 shares of common stock are excluded from the potentially dilutive shares outstanding as there was a net loss in the period and their effect would have been anti-dilutive.

For the nine months ended March 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,580,702, including options to purchase 5,074,547 shares of common stock as of March 31, 2013, of which 1,245,041 were excluded as their effect would have been anti-dilutive. For the nine months ended March 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 34,954,441, including options to purchase 4,514,879 shares as of March 31, 2012, of which 214,300 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Weighted average basic shares outstanding	33,091,774	32,493,001	33,048,832	32,039,823
Dilutive effect of share-based awards	2,656,709	—	2,531,870	2,914,618

Weighted average dilutive shares outstanding	35,748,483	32,493,001	35,580,702	34,954,441

r)	Other Comprehensive Income

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

NOTE 3 – BUSINESS ACQUISITIONS

Acquisition of Adcom Express, Inc.

On September 5, 2008, the Company entered into and closed a Stock Purchase Agreement (the “SPA”) pursuant to which it acquired Adcom, a privately-held Minnesota corporation founded in 1978. At the time of the acquisition, Adcom provided a full range of domestic and international freight forwarding solutions to a diversified account base including manufacturers, distributors and retailers through a combination of three company-owned and twenty-seven independent agency locations across North America.

Through the final earn-out period ended June 30, 2012, the former Adcom shareholders earned a total of $2,318,365 in base earn-out payments. Of this amount, $1,319,195 was paid in cash and $999,170 was settled in stock.

Acquisition of DBA Distribution Services, Inc.

On April 6, 2011, the Company closed on an Agreement and Plan of Merger (the “DBA Agreement”) pursuant to which the Company acquired DBA, a privately-held New Jersey corporation founded in 1981. At the time of the acquisition, DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics offices located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (See Note 6), and $1.8 million payable in cash in connection with the achievement of certain integration milestones, which was partially offset by damage awards in favor of the Company under an arbitration action between the Company and the former shareholders of DBA.

The Company incurred $331,095 and $893,474 of non-recurring transition and lease termination costs for the three and nine months ended March 31, 2012, consisting principally of personnel, general and administrative costs that are being eliminated in connection with the winding down of DBA’s historical back-office operations and transitioning them to the corporate headquarters. These costs are reported as a separate line item on the face of the Company’s consolidated statements of operations.

In February 2012, the Company initiated an arbitration action asserting claims for indemnification against the former shareholders of DBA under the DBA Agreement. In December 2012, an arbitrator awarded the Company net damages of $698,623 from the former shareholders of DBA, finding that the former shareholders breached certain representations and warranties contained in the DBA Agreement. The award also provided that the former DBA shareholders and Mr. Pollara must pay the Company’s administrative fees, compensation and expenses of the arbitrator associated with the arbitration. The award has been off-set against amounts due to former shareholders of acquired operations. The gain on litigation settlement was recorded net of judgment interest and associated legal costs (See Note 12).

Acquisition of ISLA International, Ltd.

On December 1, 2011, through a wholly-owned subsidiary, RGL, the Company acquired the operations and substantially all of the assets of Laredo, Texas based ISLA, a privately-held company founded in 1996. At the time of the acquisition, ISLA provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and serves as the Company’s gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of $7.657 million paid in cash at closing, $1.325 million paid through the issuance of the Company’s common stock, and up to $5.975 million in aggregate earn-out payments covering the four-year earn-out period immediately following closing. The various earn-out payments shall be made in a combination of cash and common stock, as the Company may elect to satisfy up to 25% of each of the earn-out payments through the issuance of its common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

Acquisition of Brunswicks Logistics, Inc.

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired the operations and substantially all of the assets of New York based ALBS, a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of $2.655 million paid in cash at closing, $295,000 paid through the issuance of the Company’s common stock, and up to $4.325 million in aggregate earn-out payments covering the four-year earn-out period immediately following closing.

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

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. We are in the process of valuing the assets acquired and liabilities assumed based on their estimated fair values at the date these financial statements were issued and, therefore, the amounts may be adjusted.

In December 2012, the Company combined our two company-owned locations in Los Angeles. The Company recorded non-recurring transition and lease termination costs of $1,544,454 for the nine months ended March 31, 2013. The costs consist of future rent expenses emanating from the relocation of the former DBA facility in Los Angeles to a new location of $1,334,490, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations in Los Angeles of $105,436, and a loss on disposal of furniture and equipment of $104,528. The lease termination costs and the related liabilities are recorded separately in the accompanying condensed consolidated financial statements.

NOTE 4 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2013	June 30, 2012
Vehicles	$30,288	$30,288
Communication equipment	36,341	30,006
Office and warehouse equipment	355,050	524,545
Furniture and fixtures	204,804	212,058
Computer equipment	822,891	721,025
Computer software	1,859,274	1,698,123
Leasehold improvements	752,723	846,659

	4,061,371	4,062,704
Less: Accumulated depreciation and amortization	(2,641,728)	(2,327,547)

Furniture and equipment, net	$1,419,643	$1,735,157

Depreciation and amortization expense related to furniture and equipment was $147,352 and $479,633 for the three and nine months ended March 31, 2013, respectively, and $155,582 and $381,300 for the three and nine months ended March 31, 2012, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, ISLA, ALBS, Marvir and IFS:

	March 31, 2013		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$19,505,640	$9,803,430	$18,712,673	$7,275,865
Covenants not to compete	450,000	193,943	420,000	133,996

Total	$19,955,640	$9,997,373	$19,132,673	$7,409,861

Amortization expense amounted to $784,622 and $2,587,512 for the three and nine months ended March 31, 2013, respectively, and $874,557 and $1,639,145 for the three and nine months ended March 31, 2012, respectively. Future amortization expense for the fiscal years ending June 30 are as follows:

2013 (remaining portion)	$727,104
2014	2,350,175
2015	1,849,111
2016	2,954,003
2017	1,966,974
2018	110,900

$9,958,267

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following;

	March 31, 2013	June 30, 2012
Notes Payable – Caltius	$10,000,000	$10,000,000
Less: Original Issue Discount (net)	(948,000)	(1,081,739)
Less: Debt Issuance Costs (net)	(514,266)	(586,816)

Total Caltius Senior Subordinated Notes (net)	8,537,734	8,331,445
Notes Payable to former shareholders of DBA	1,534,183	1,534,183
Long-Term Credit Facility	7,375,801	7,159,159

Total notes payable and other long-term debt	17,447,718	17,024,787
Less: Current portion	(767,092)	(767,092)

Total notes payable and other long-term debt	$16,680,626	$16,257,695

Future maturities of notes payable and other long-term debt for the fiscal years ending June 30 are as follows:

2013 (remaining portion)	$767,092
2014	767,091
2015	7,375,801
2016	—
2017	10,000,000

$18,909,984

Bank of America Credit Facility

The Company has a $20.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”). The Credit Facility includes a $1.0 million sublimit to support letters of credit and matures November 30, 2014. Borrowings accrue interest, at the Company’s option, at the Lender’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on the Company’s performance relative to certain financial covenants. The Credit Facility is collateralized by the Company’s accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and is available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2013, the Company was in compliance with all of its covenants.

The Company had $7,375,801 and $7,159,159 in advances under the Credit Facility as of March 31, 2013 and June 30, 2012, respectively.

As of March 31, 2013, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $12,337,399 available for borrowing under the Credit Facility based on advances outstanding.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of ISLA, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the “Senior Subordinated Notes”), the net proceeds of which were primarily used to finance the cash payments due at closing of the ISLA transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the “Accrual Rate”), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the “Pay Rate”). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the “PIK Amount”) equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. The Company has exercised its option to pay all PIK in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016.

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2013, the Company was in compliance with all of its covenants under the Investment Agreement.

DBA Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5% and is payable quarterly. The Company elected to satisfy $2.4 million of the notes through the issuance of the Company’s common stock. The Company has also repaid $98,725 of the notes early in connection with the termination of some former DBA employees who were also shareholders. The principal amount of the notes is payable annually on April 6 in three equal payments commencing on April 6, 2012.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of March 31, 2013 and June 30, 2012, none of the shares were issued or outstanding.

Common Stock

In November 2012, the Company’s stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance from 50,000,000 shares to 100,000,000 shares.

Common Stock Repurchase Program

The Company’s Board of Directors in November 2012 approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. No shares have been repurchased during the three months ended March 31, 2013.

NOTE 8 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC (“RCP”), a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties.

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

For the three and nine months ended March 31, 2013, RLP recorded $48,696 and $157,083 in profits, of which RCP’s distributable share was $29,218 and $94,250, respectively. For the three and nine months ended March 31, 2012, RLP recorded $79,950 and $229,020 in profits, of which RCP’s distributable share was $47,970 and $137,412, respectively. The non-controlling interest recorded a reduction of income on the statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2013
	Level 3	Total
Contingent consideration	$5,900,000	5,900,000

	Fair Value Measurements as of June 30, 2012
	Level 3	Total
Contingent consideration	$6,200,000	6,200,000

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

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, June 30, 2012	$6,200,000
Increase related to accounting for acquisitions	650,000
Change in fair value	(950,000)

Balance, March 31, 2013	$5,900,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Current income tax expense (benefit)	583,051	(8,871)	1,759,687	764,766
Deferred income tax expense (benefit)	583,876	(36,861)	(650,412)	78,937

Income tax expense (benefit)	1,166,927	(45,732)	1,109,275	843,703

Tax years that remain subject to examination by federal and state authorities are the years ended June 30, 2009 through June 30, 2012.

NOTE 11 – SHARE-BASED COMPENSATION

2012 Stock Option and Performance Award Plan

In November 2012, the Company’s stockholders approved the Company’s 2012 Stock Option and Performance Award Plan (“2012 Plan”). The 2012 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate amount of 5,000,000 shares of the Company’s common stock to be acquired by award holders. The 2012 Plan provides for the grant of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance shares and performance units, and cash incentives and may be granted to key employees, directors and consultants. The Company also has outstanding stock options and awards that were granted under the 2005 Stock Incentive Plan.

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five-year period. During the three and nine months ended March 31, 2013, the Company recognized share-based compensation expense of $1,261 and $9,703, respectively, related to these stock awards. The following table summarizes stock award activity under the plan for the nine months ended March 31, 2013:

	Number of Shares	Weighted Average Grant-date Fair value
Unvested as of June 30, 2012	—	$—
Granted	15,565	1.65
Vested	(4,761)	1.65

Balance as of March 31, 2013	10,804	$1.65

Stock Options

In February 2013, the Company issued options to certain employees to purchase 20,815 shares of common stock at an exercise price of $1.79 per share, and options to purchase 7,500 shares of common stock at an exercise price of $2.40 per share. In November 2012, the Company issued options to certain employees to purchase 38,165 shares of common stock at an exercise price of $1.53 per share, and options to purchase 150,000 shares of common stock at an exercise price of $1.43 per share. The options generally vest ratably over a five-year period.

During the three and nine months ended March 31, 2013, the weighted average fair value per share of employee options granted was $1.08 and $0.98. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Nine months ended March 31, 2013
Risk-Free Interest Rate	1.01% - 1.35%
Expected Term	6.5 years
Expected Volatility	66.35% - 68.49%
Expected Dividend Yield	0.00%

During the three and nine months ended March 31, 2013 the Company recognized share-based compensation expense related to stock options of $99,753 and $296,055, respectively. During the three and nine months ended March 31, 2012 the Company recognized share-based compensation expense related to stock options of $68,682 and $134,091, respectively. The following table summarizes activity under the plan for the nine months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2012	4,873,174	$0.95	5.64 years	$4,481,263
Granted	292,025	1.59	10.00 years	—
Exercised	(70,000)	0.18	—	—
Forfeited	(20,652)	1.60	—	—

Outstanding as of March 31, 2013	5,074,547	$1.00	5.13 years	$5,790,897

Exercisable as of March 31, 2013	3,444,688	$0.62	3.57 years	$5,255,070

NOTE 12 – CONTINGENCIES

Legal Proceedings

DBA Distribution Services, Inc.

In February 2012, the Company initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the DBA Agreement. In December 2012, an arbitrator awarded the Company net damages of $698,623 from the former shareholders of DBA, finding that the former shareholders breached certain representations and warranties contained in the DBA Agreement. In addition, the arbitrator found that Paul Pollara breached his noncompetition obligation to the Company and enjoined Mr. Pollara from engaging in any activity in contravention of his obligations of noncompetition and non-solicitation, including activities that relate to Santini Productions and his spouse, Bretta Santini Pollara until March 2016. The award also provided that the former DBA Shareholders and Mr. Pollara must pay to the Company the administrative fees, compensation and expenses of the arbitrator associated with the arbitration. The award has been off-set against amounts due to former shareholders of acquired operations. The gain on litigation settlement was recorded net of judgment interest and associated legal costs.

In a related matter, in December 2011, Ms. Pollara filed a claim in California Superior Court for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. The Company removed the matter to federal court on January 13, 2012. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following denial of a motion for preliminary injunctive relief due to Radiant Logistics, Inc.’s lack of standing, the Company amended the lawsuit to add DBA, a wholly owned subsidiary of the Company, as counterclaimant in the lawsuit as DBA owns the trade secrets that the Company believes were misappropriated by Ms. Pollara and asserted additional claims against Oceanair for Oceanair’s interference with the contractual obligations of Mr. Pollara. In March 2013, the parties, including DBA, filed cross Motions for Summary Judgment. The Court vacated the hearing date of April 15, 2013, and has not yet issued a ruling. The trial date is scheduled for June 18, 2013. The Company will continue to vigorously assert its counterclaims.

In addition to the foregoing, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions of ISLA, ALBS, Marvir, and IFS (See Note 3) contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2014	2015	2016	Total
Earn-out payments (in thousands):
Cash	$424	$1,640	$3,135	$5,199
Equity	98	288	554	940

Total estimated earn-out payments(1)	$522	$1,928	$3,689	$6,139

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 13 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief decision-maker is the Chief Executive Officer. The Company continues to operate in a single operating segment.

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Three months ended March 31:
Revenue	$39,024	$42,254	$33,766	$28,495	$72,790	$70,749
Cost of transportation	25,431	27,985	25,752	22,447	51,183	50,432

Net revenue	$13,593	$14,269	$8,014	$6,048	$21,607	$20,317

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Nine months ended March 31:
Revenue	$123,210	$124,516	$106,907	$90,679	$230,117	$215,195
Cost of transportation	80,947	81,068	83,799	72,323	164,746	153,391

Net revenue	$42,263	$43,448	$23,108	$18,356	$65,371	$61,804

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our independent agents; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; economic factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

In connection with our acquisition of Adcom, we changed the name of Airgroup Corporation to Radiant Global Logistics, Inc. (“RGL”) to better position our centralized back-office operations to service our multi-brand network. Today, RGL, through the Radiant, Airgroup, Adcom and DBA network brands, has a diversified account base including manufacturers, distributors and retailers using a network of independent carriers through a combination of company-owned and independent agency offices and international agents positioned strategically around the world.

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

Further, the financial covenants of our $20.0 million senior credit facility (the “Credit Facility”) and our $10.0 million senior subordinated notes (“the Senior Subordinated Notes”) are measured against adjusted EBITDA which excludes costs related to share-based compensation expense, change in contingent consideration, extraordinary items and other non-cash charges.

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

Results of Operations

Three months ended March 31, 2013 and 2012 (actual and unaudited)

We generated transportation revenue of $72.8 million and $70.7 million and net transportation revenue of $21.6 million and $20.3 million for the three months ended March 31, 2013 and 2012, respectively. Net income was $0.9 million for the three months ended March 31, 2013, as compared to a net loss of less than $0.1 million for the three months ended March 31, 2012.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended March 31, 2013 and 2012 (actual and unaudited):

	Three months ended March 31,		Change
	2013	2012	Amount	Percent

Transportation revenue	$72,790	$70,749	$2,041	2.9%
Cost of transportation	51,183	50,432	751	1.5%

Net transportation revenue	$21,607	$20,317	$1,290	6.3%
Net transportation margins	29.7%	28.7%

Transportation revenue was $72.8 million for the three months ended March 31, 2013, an increase of 2.9% over transportation revenue of $70.7 million for the three months ended March 31, 2012. Domestic transportation revenue decreased by 7.6% to $39.0 million for the three months ended March 31, 2013, from $42.3 million for the three months ended March 31, 2012. International transportation revenue increased by 18.5% to $33.8 million for the three months ended March 31, 2013, from $28.5 million for the comparable prior year period. These changes in revenue were due principally to incremental increase in revenues associated with our acquisition of ALBS and IFS.

Cost of transportation increased 1.5% to $51.2 million for the three months ended March 31, 2013, compared to $50.4 million for the three months ended March 31, 2012. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation revenue increased 6.3% to $21.6 million for the three months ended March 31, 2013, compared to $20.3 million for the three months ended March 31, 2012. The increase is primarily due to the incremental net transportation revenues associated with ALBS and IFS, coupled with slightly better margins.

Net transportation margins increased to 29.7% of transportation revenue for the three months ended March 31, 2013, as compared to 28.7% of transportation revenue for the three months ended March 31, 2012. The increase in margins is attributable to numerous factors including differing product mixes of shipments throughout the quarter.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2013 and 2012 (actual and unaudited):

	Three months ended March 31,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$21,607	100.0%	$20,317	100.0%	$1,290	6.3%

Agent commissions	12,478	57.7%	12,260	60.3%	218	1.8%
Personnel costs	4,215	19.5%	3,354	16.5%	861	25.7%
Selling, general and administrative	2,116	9.8%	3,023	14.9%	(907)	(30.0%)
Depreciation and amortization	932	4.3%	1,030	5.1%	(98)	(9.5%)
Transition and lease termination costs	—	0.0%	331	1.6%	(331)	(100.0%)
Change in contingent consideration	(675)	(3.1%)	20	0.1%	(695)	(3,475.0%)

Total operating expenses	19,066	88.2%	20,018	98.5%	(952)	(4.8%)

Income from operations	2,541	11.8%)	299	1.5%	2,242	749.8%
Other expense	(463)	(2.2%)	(372)	(1.9%)	(91)	24.5%

Income (loss) before income taxes and non-controlling interest	2,078	9.6%	(73)	(0.4%)	2,151	(2,946.6%)
Income tax benefit (expense)	(1,167)	(5.4%)	46	0.3%	(1,213)	%

Income (loss) before non-controlling interest	911	4.2%	(27)	(0.1%)	938	(3,474.1%)
Non-controlling interest	(29)	(0.1%)	(48)	(0.3%)	19	(39.6%)

Net income (loss)	$882	4.1%	$(75)	(0.4%)	$957	(1,276.0%)

Agent commissions were $12.5 million for the three months ended March 31, 2013, an increase of 1.8% from $12.3 million for the three months ended March 31, 2012. Agent commissions as a percentage of net transportation revenue decreased to 57.7% for the three months ended March 31, 2013, from 60.3% for the comparable prior year period as a result of our acquisitions of ALBS, Marvir and IFS, which added company-owned operations in New York-JFK, Los Angeles and Portland. Company-owned locations are not paid commissions.

Personnel costs were $4.2 million for the three months ended March 31, 2013, an increase of 25.7% from $3.4 million for the three months ended March 31, 2012. Personnel costs as a percentage of net transportation revenue increased to 19.5% for the three months ended March 31, 2013, from 16.5% for the comparable prior year period. The increase is primarily attributable to our acquisitions of ALBS, Marvir and IFS, which added personnel costs associated with the new company-owned operations in New York-JFK, Los Angeles and Portland.

Selling, general and administrative expenses were $2.1 million for the three months ended March 31, 2013, a decrease of 30.0% from $3.0 million for the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of net transportation revenue decreased to 9.8% for the three months ended March 31, 2013, from 14.9% for the comparable prior year period. The decrease was driven principally by recoveries of previous bad debt expense, reduced legal fees and savings associated with combining our two company-owned locations in Los Angeles.

Depreciation and amortization costs were $0.9 million for the three months ended March 31, 2013, a decrease of 9.5% from $1.0 million for the three months ended March 31, 2012. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.3% for the three months ended March 31, 2013, from 5.1% for the comparable prior year period. The decrease is due to scheduled changes in the amortization schedules associated with our acquisitions of ISLA, ALBS, Marvir and IFS.

There were no transition and lease termination costs for the three months ended March 31, 2013. Transition and lease termination costs for the three months ended March 31, 2012 consist of personnel costs related to employees whose positions were eliminated with the integration of DBA into Radiant and totaled $0.3 million for the three months ended March 31, 2012. Non-recurring transition and lease termination costs were 1.6% of net transportation revenue for the three months ended March 31, 2012.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $0.7 for the three months ended March 31, 2013 compared to expense of less than $0.1 million for the three months ended March 31, 2012. As a percentage of net transportation revenue, the change in contingent consideration was 3.1% for the three months ended March 31, 2013 and 0.1% for the three months ended March 31, 2012.

Income from operations was $2.5 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012, a 749.8% increase. The increase is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $1.3 million due to additional revenues associated with the ALBS and IFS acquisitions. Agent Commissions expense increased approximately $0.2 million due to slightly higher margin characteristic business procured in the current quarter. Personnel costs increased $0.8 million due to the additional employees acquired with the ALBS, Marvir and IFS acquisitions. Selling, general and administrative expenses decreased $0.9 million principally due to collections of previously written off receivables, lower legal costs and savings associated with combining our two Los Angeles company-owned locations. Depreciation and amortization costs decreased $0.1 million due to changes in our amortization charges schedule associated with our acquisitions. Change in contingent consideration resulted in a gain of $0.7 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense was $0.5 million for the three months ended March 31, 2013, compared to $0.4 million for the three months ended March 31, 2012. As a percentage of net transportation revenue, other expense was 2.2% for the three months ended March 31, 2013, up from 1.9% for the three months ended March 31, 2012 as a result of decreases to other income.

Net income was less than $0.9 million for the three months ended March 31, 2013, reflecting a $0.9 million increase from our net loss of less than $0.1 million for the three months ended March 31, 2012, driven by increased operating income offset by slightly increased other expense and a significant increase in income tax expense.

The following table provides a reconciliation for the three months ended March 31, 2013 and 2012 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31,		Change
	2013	2012	Amount	Percent

Net transportation revenue	$21,607	$20,317	$1,290	6.3%

Net income (loss)	$882	$(75)	957	(1,276.0%)
Income tax expense (benefit)	1,167	(46)	1,213	(2,637.0%)
Net interest expense	489	469	20	4.3%
Depreciation and amortization	932	1,030	(98)	(9.5%)

EBITDA	$3,470	$1,378	$2,092	151.8%

Share-based compensation	101	69	32	46.4%
Change in contingent consideration	(675)	20	(695)	3,475.0%
Acquisition related costs	13	141	(128)	(90.8%)

Adjusted EBITDA	$2,909	$1,608	1,301	80.9%

Adjusted EBITDA as a % of net transportation revenue	13.5%	7.9%		5.6%

We had adjusted EBITDA of $2.9 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, acquisition related costs, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our Credit Facility and Senior Subordinated Notes. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the Credit Facility and Senior Subordinated Notes. A violation of this covenant in the Credit Facility or Senior Subordinated Notes would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Credit Facility or Senior Subordinated Notes. For the forgoing reasons, we believe the Credit Facility and Senior Subordinated Notes are material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

Nine months ended March 31, 2013 and 2012 (actual and unaudited)

We generated transportation revenue of $230.1 million and $215.2 million and net transportation revenue of $65.4 million and $61.8 million for the nine months ended March 31, 2013 and 2012, respectively. Net income was $1.3 million for the nine months ended March 31, 2013, as compared to $1.0 million for the nine months ended March 31, 2012.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2013 and 2012 (actual and unaudited):

	Nine months ended March 31,		Change
	2013	2012	Amount	Percent

Transportation revenue	$230,117	$215,195	$14,922	6.9%
Cost of transportation	164,746	153,391	11,355	7.4%

Net transportation revenue	$65,371	$61,804	$3,567	5.8%
Net transportation margins	28.4%	28.7%

Transportation revenue was $230.1 million for the nine months ended March 31, 2013, an increase of 6.9% over transportation revenue of $215.2 million for the nine months ended March 31, 2012. Domestic transportation revenue decreased by 1.1% to $123.2 million for the nine months ended March 31, 2013, from $124.5 million for the nine months ended March 31, 2012. International transportation revenue increased by 17.9% to $106.9 million for the nine months ended March 31, 2013, from $90.7 million for the comparable prior year period. These increases in revenue were due principally to incremental revenues attributed to a full nine months of operations related to our acquisitions of ISLA and ALBS, and three months of IFS.

Cost of transportation increased 7.4% to $164.7 million for the nine months ended March 31, 2013, compared to $153.4 million for the nine months ended March 31, 2012. The increase is due to increased volume as reflected in our increased transportation revenues.

Net transportation revenue increased 5.8% to $65.4 million for the nine months ended March 31, 2013, compared to $61.8 million for the nine months ended March 31, 2012. The increase is primarily due to the incremental net transportation revenues associated with ISLA, ALBS, and IFS.

Net transportation margins decreased to 28.4% of transportation revenue for the nine months ended March 31, 2013, as compared to 28.7% of transportation revenue for the nine months ended March 31, 2012. The margin reduction is attributable to differing product mixes of shipments throughout the quarter and the inclusion of ISLA for the full nine months in the current year, which operates at lower yields than the rest of our network.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2013 and 2012 (actual and unaudited):

	Nine months ended March 31,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$65,371	100.0%	$61,804	100.0%	$3,567	5.8%

Agent commissions	38,958	59.6%	38,904	62.9%	54	0.1%
Personnel costs	11,819	18.1%	9,326	15.1%	2,493	26.7%
Selling, general and administrative	7,542	11.5%	8,116	13.1%	(574)	(7.1%)
Depreciation and amortization	3,067	4.7%	2,020	3.3%	1,047	51.8%
Transition and lease termination costs	1,544	2.4%	894	1.5%	650	72.7%
Change in contingent consideration	(950)	(1.5%)	20	0.0%	(970)	(4,850.0%)

Total operating expenses	61,980	94.8%	59,280	95.9%	2,700	4.6%

Income from operations	3,391	5.2%	2,524	4.1%	867	34.4%
Other expense	(882)	(1.4%)	(545)	(0.9%)	(337)	61.8%

Income before income taxes and non-controlling interest	2,509	3.8%	1,979	3.2%	530	26.8%
Income tax expense	(1,109)	(1.7%)	(844)	(1.4%)	(265)	31.4%

Income before non-controlling interest	1,400	2.1%	1,135	1.8%	265	23.3%
Non-controlling interest	(94)	(0.1%)	(137)	(0.2%)	43	(31.4%)

Net income	$1,306	2.0%	$998	1.6%	$308	30.9%

Agent commissions were $39.0 million for the nine months ended March 31, 2013, an increase of 0.1% from $38.9 million for the nine months ended March 31, 2012. Agent commissions as a percentage of net transportation revenue decreased to 59.6% for the nine months ended March 31, 2013, from 62.9% for the comparable prior year period as a result of our acquisitions of ISLA, ALBS, Marvir and IFS, which added company-owned operations in Laredo, New York-JFK, Los Angeles and Portland. Company-owned locations are not paid commissions.

Personnel costs were $11.8 million for the nine months ended March 31, 2013, an increase of 26.7% from $9.3 million for the nine months ended March 31, 2012. Personnel costs as a percentage of net transportation revenue increased to 18.1% for the nine months ended March 31, 2013, from 15.1% for the comparable prior year period.

The increase is primarily attributable to our acquisitions of ISLA, ALBS, Marvir and IFS, which added the personnel costs associated with the new company-owned operations in Laredo, New York-JFK, Los Angeles and Portland.

Selling, general and administrative expenses were $7.5 million for the nine months ended March 31, 2013, a decrease of 7.1% from $8.1 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, selling, general and administrative expenses decreased to 11.5% for the nine months ended March 31, 2013, from 13.1% for the comparable prior year period. The decrease was driven by a reduction in facilities costs after combining our two company-owned locations in Los Angeles and a decrease in non-recurring legal expenses associated with the ongoing dispute with the former DBA shareholders and other legal matters.

Depreciation and amortization costs for the nine months ended March 31, 2013, were $3.1 million, an increase of 51.8% from $2.0 million for the nine months ended March 31, 2012. Depreciation and amortization as a percentage of net transportation revenue increased to 4.7% for the nine months ended March 31, 2013, from 3.3% for the comparable prior year period. The increase is primarily due to amortization costs associated with our acquisitions of ISLA, ALBS, Marvir and IFS.

Transition and lease termination costs for the nine months ended March 31, 2013 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture of equipment and totaled $1.5 million. Transition and lease termination costs for the nine months ended March 31, 2012 represented non-recurring operation costs incurred in connection with our acquisition of DBA and totaled $0.9 million. As a percentage of net transportation revenue, non-recurring transition and lease termination costs were 2.4% for the nine months ended March 31, 2013 and 1.5% for the nine months ended March 31, 2012.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $1.0 for the nine months ended March 31, 2013 compared to expense of less than $0.1 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, the change in contingent consideration was 1.5% for the nine months ended March 31, 2013, compared to 0.0% for the nine months ended March 31, 2012.

Income from operations was $3.4 million for the nine months ended March 31, 2013 compared to $2.5 million for the nine months ended March 31, 2012, a 34.4% increase. The increase in operating income was attributed to several factors, favorable and unfavorable to the Company. Net revenues increased $3.6 million due to additional revenues associated with the ISLA, ALBS and IFS acquisitions. Personnel costs increased $2.5 million due to the additional employees acquired with the ISLA, ALBS, Marvir and IFS acquisitions. Selling, general and administrative expenses decreased $0.6 million due to the reduced facilities costs after combining our two company-owned locations in Los Angeles, and lower legal costs. Depreciation and amortization costs increased $1.0 million due to additional amortization charges associated with our acquisitions of ISLA, ALBS, Marvir and IFS. Transition and lease termination costs increased $0.7 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration resulted in a gain of $1.0 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense was $0.9 million for the nine months ended March 31, 2013, compared to other expense of $0.5 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, other expense was 1.4% for the nine months ended March 31, 2013, up from 0.9% for the nine months ended March 31, 2012. The increase is due to the higher interest costs associated with increased notes payable used to acquire ISLA, offset by the gain on litigation settlement.

Net income was $1.3 million for the nine months ended March 31, 2013, reflecting a $0.3 million, or 30.9% increase from $1.0 million for the nine months ended March 31, 2012, driven principally by increased operating income offset by increased other expense, offset by higher income tax expense.

The following table provides a reconciliation for the nine months ended March 31, 2013 and 2012 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2013	2012	Amount	Percent

Net transportation revenue	$65,371	$61,804	$3,567	5.8%

Net income	$1,306	$998	$308	30.9%
Income tax expense	1,109	844	265	31.4%
Net interest expense	1,488	762	726	95.3%
Depreciation and amortization	3,067	2,020	1,047	51.8%

EBITDA	$6,970	$4,624	$2,346	50.7%

Share-based compensation	306	134	172	128.4%
Change in contingent consideration	(950)	20	(970)	(4,850.0%)
Gain on litigation settlement, net	(368)	—	(368)	NM
Lease termination costs	1,439	—	1,439	NM
Acquisition related costs	52	409	(357)	(87.3%)

Adjusted EBITDA	$7,449	$5,187	$2,262	43.6%

Adjusted EBITDA as a % of net transportation revenue	11.4%	8.4%		3.0%

We had adjusted EBITDA of $7.4 million and $5.2 million for the nine months ended March 31, 2013 and 2012, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, acquisition related costs, extraordinary items, costs related to share-based compensation expense, and other non-cash charges consistent with the financial covenants of our Credit Facility and Senior Subordinated Notes. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the Credit Facility and Senior Subordinated Notes. A violation of this covenant in the Credit Facility or Senior Subordinated Notes would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Credit Facility or Senior Subordinated Notes. For the forgoing reasons, we believe the Credit Facility and Senior Subordinated Notes are material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

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

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2013 and 2012 (pro forma and unaudited):

	Nine months ended March 31,		Change
	2013	2012	Amount	Percent

Transportation revenue	$230,543	$242,882	$(12,339)	(5.1%)
Cost of transportation	164,746	173,624	(8,878)	(5.1%)

Net transportation revenue	$65,797	$69,258	$(3,461)	(5.0%)
Net transportation margins	28.5%	28.5%

Pro forma transportation revenue was $230.5 million for the nine months ended March 31, 2013, a decrease of 5.1% from $242.9 million for the nine months ended March 31, 2012.

Pro forma cost of transportation was $164.7 million for the nine months ended March 31, 2013, a decrease of 5.1% from $173.6 million for the nine months ended March 31, 2012.

Pro forma net transportation margins were 28.5% for the nine months ended March 31, 2013 and 2012.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2013 and 2012 (pro forma and unaudited):

	Nine months ended March 31,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$65,797	100.0%	$69,258	100.0%	$(3,461)	(5.0%)

Agent commissions	38,346	58.3%	36,705	53.0%	1,641	4.5%
Personnel costs	12,589	19.1%	13,177	19.0%	(588)	(4.5%)
Selling, general and administrative	7,881	12.0%	10,619	15.3%	(2,738)	(25.8%)
Depreciation and amortization	1,544	2.3%	893	1.3%	651	72.9%
Transition and lease termination costs	3,140	4.8%	3,579	5.2%	(439)	(12.3%)
Change in contingent consideration	(950)	(1.4%)	20	0.0%	(970)	(4,850.0%)

Total operating expenses	62,550	95.1%	64,993	93.8%	(2,443)	(3.8%)

Income from operations	3,247	4.9%	4,265	6.2%	(1,018)	(23.9%)
Other expense	(889)	(1.3%)	(1,163)	(1.7%)	274	(23.6%)

Income before income taxes and non-controlling interest	2,358	3.6%	3,102	4.5%	(744)	(24.0%)
Income tax expense	(1,053)	(1.6%)	(1,303)	(1.9%)	250	(19.2%)

Income before non-controlling interest	1,305	2.0%	1,799	2.6%	(494)	(27.5%)
Non-controlling interest	(94)	(0.2%)	(137)	(0.2%)	43	(31.4%)

Net income	$1,211	1.8%	$1,662	2.4%	$(451)	(27.1%)

Pro forma agent commissions were $38.3 million for the nine months ended March 31, 2013, an increase of 4.5% from $36.7 million for the nine months ended March 31, 2012. Pro forma agent commissions as a percentage of net transportation revenue increased to 58.3% of net transportation revenue for the nine months ended March 31, 2013, compared to 53.0% for the nine months ended March 31, 2012.

Pro forma personnel costs were $12.6 million for each of the nine months ended March 31, 2013 a decrease of 4.5% from $13.2 million for the nine months ended March 31, 2012. Pro forma personnel costs as a percentage of net transportation revenue increased to 19.1% of net transportation revenue for the nine months ended March 31, 2013, compared to 19.0% for the nine months ended March 31, 2012.

Pro forma selling, general and administrative costs were $7.9 million for the nine months ended March 31, 2013, a decrease of 25.8% from $10.6 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, pro forma selling, general and administrative costs decreased to 12.0% for the nine months ended March 31, 2013, from 15.3% for the nine months ended March 31, 2012.

Pro forma depreciation and amortization costs were $3.1 million for the nine months ended March 31, 2013, a decrease of 12.3% from $3.6 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, pro forma depreciation and amortization costs decreased to 4.8% for the nine months ended March 31, 2013, from 5.2% for the nine months ended March 31, 2012.

Pro forma transition and lease termination costs were $1.5 million for the nine months ended March 31, 2013, an increase of 72.9% from $0.9 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, non-recurring transition and lease termination costs increased to 2.3% for the nine months ended March 31, 2012, from 1.3% for the nine months ended March 31, 2012.

Pro forma change in contingent consideration totaled income of $1.0 million for the nine months ended March 31, 2013 compared to expense of less than $0.1 million for the nine months ended March 31, 2012. As a percentage of net transportation revenue, pro forma change in contingent consideration was 1.4% for the nine months ended March 31, 2013.

Pro forma income from operations was $3.2 million for the nine months ended March 31, 2013, compared to $4.3 million for the nine months ended March 31, 2012.

Pro forma other expense was $0.9 million for the nine months ended March 31, 2013, compared to $1.2 million for the nine months ended March 31, 2012.

Pro forma net income was $1.2 million for the nine months ended March 31, 2013, compared to $1.7 million for the nine months ended March 31, 2012.

The following table provides a reconciliation for the nine months ended March 31, 2013 and 2012 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2013	2012	Amount	Percent

Net transportation revenue	$65,797	$69,258	$(3,461)	(5.0%)

Net income	$1,211	$1,662	$(451)	(27.1%)
Income tax expense	1,053	1,303	(250)	(19.2%)
Net interest expense	1,495	1,380	115	8.3%
Depreciation and amortization	3,140	3,579	(439)	(12.3%)

EBITDA	$6,899	$7,924	$(1,025)	(12.9%)

Share-based compensation	307	221	86	38.9%
Change in contingent consideration	(950)	20	(970)	(4,850.0%)
Gain on litigation settlement, net	(368)	—	(368)	NM
Lease termination costs	1,439	—	1,439	NM
Acquisition related costs	53	409	(356)	(87.0%)

Adjusted EBITDA	$7,380	$8,574	$(1,194)	(13.9%)

Adjusted EBITDA as a % of net transportation revenue	11.2%	12.4%		(1.2%)

Liquidity and Capital Resources

Net cash provided by operating activities was $3.6 million for the nine months ended March 31, 2013, compared to net cash provided of $2.7 million for the nine months ended March 31, 2012. The change was principally driven by decreases in our accounts receivable and accounts payable, changes to our income tax deposits and payables, changes in our prepaid expenses, deposits, and other assets, and changes in non-cash operating expenses.

Net cash used in investing activities was $2.5 million for the nine months ended March 31, 2013, compared to net cash used of $11.3 million for the nine months ended March 31, 2012. Use of cash for the nine months ended March 31, 2013 consisted of $0.6 million related to acquisitions, the purchase of $0.3 million in technology related equipment, and payments made to former shareholders of acquired operations of $1.6 million. Use of cash for the nine months ended March 31, 2012 consisted of $10.3 million related to the acquisitions of ISLA and ALBS, the purchase of $0.5 million in fixed assets, and payments made to the former shareholders of acquired operations totaling $0.5 million.

Net cash provided by financing activities was $0.2 million for the nine months ended March 31, 2013, compared to net cash provided of $8.9 million for the nine months ended March 31, 2012. The cash provided by financing activities for the nine months ended March 31, 2013 consisted primarily of proceeds from the credit facility of $0.2 million, distributions to the non-controlling interest of $0.1 million, and a tax benefit from the exercise of stock options of $0.1 million. Cash provided by financing activities for the nine months ended March 31, 2012 consisted primarily of net proceeds from the issuance of debt to Caltius of $9.4 million, offset by net repayments of our credit facility of $0.2 million, repayments of notes payable to former shareholders of acquired operations of $0.1 million, distributions to the non-controlling interest of $0.1 million, and the cost of our shelf registration statement of $0.1 million.

We believe that our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months.

Credit Facility and Senior Subordinated Notes

We have a $20.0 million Credit Facility that includes a $1.0 million sublimit to support letters of credit and matures November 30, 2014. Amounts borrowed accrue interest, at our option, at the Lender’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on our performance relative to certain financial covenants. The Credit Facility is collateralized by accounts receivable and other assets.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and are available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2013, we were in compliance with all of our covenants.

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

DBA Notes Payable

In connection with the DBA acquisition, we issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, payable on a quarterly basis, and are payable annually on April 6 in three equal payments. In May 2011, we elected to satisfy $2.4 million of the notes through the issuance of our common stock. We have also repaid $98,725 of the notes early in connection with the termination of some former DBA employees who were also shareholders.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2013, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the following:

DBA Distribution Services, Inc.

In February 2012, we initiated an arbitration action asserting certain claims for indemnification against the former shareholders of DBA under the DBA Agreement. In December 2012, an arbitrator awarded us net damages of $698,623 from the former shareholders of DBA, finding that the former shareholders breached certain representations and warranties contained in the DBA Agreement. In addition, the arbitrator found that Paul Pollara breached his noncompetition obligation to the Company and enjoined Mr. Pollara from engaging in any activity in contravention of his obligations of noncompetition and nonsolicitation, including activities that relate to Santini Productions and his spouse, Bretta Santini Pollara until March 2016. The award also provided that the former DBA Shareholders and Mr. Pollara must pay to the Company the administrative fees, compensation and expenses of the arbitrator associated with the arbitration. The award has been off-set against amounts due to former shareholders of DBA. The gain on litigation settlement was recorded net of judgment interest and associated legal costs.

In a related matter, in December 2011, Ms. Pollara filed a claim in California Superior Court for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. We removed the matter to federal court on January 13, 2012. On January 23, 2012, the Company fled a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following denial of a motion for preliminary injunctive relief due to Radiant Logistics, Inc.’s lack of standing, we amended the lawsuit to add DBA, a wholly owned subsidiary of the Company, as counterclaimant in the lawsuit as DBA owns the trade secrets that we believe were misappropriated by Ms. Pollara and asserted additional claims against Oceanair for Oceanair’s interference with the contractual obligations of Mr. Pollara. In March 2013, the parties, including DBA, filed cross Motions for Summary Judgement. The court vacated the hearing date of April 15, 2013, and has not yet issued a ruling. The trial date is scheduled for June 18, 2013. We will continue to vigorously assert our counterclaims.

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

RADIANT LOGISTICS, INC.

Date: May 14, 2013	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Todd E. Macomber
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