Form 10-K
period 2013-06-30
RADIANT LOGISTICS, INC
filed 2013-09-30
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-35392

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2012 as reported on the NYSE MKT was $22,017,033. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 25, 2013, 33,348,166 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2013.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our independent agents; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; economic factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company,” “we” or “us”) is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services through a network of Company-owned and independent agent offices operating under the Radiant, Airgroup, Adcom and DBA network brands. We also offer an expanding array of value added supply chain management services, including customs and property brokerage, order fulfillment, inventory management and warehousing.

Since the inception of our business in 2006, we have executed on a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. Our first acquisition of Airgroup Corporation (“Airgroup”) was completed on January 1, 2006. Airgroup, located in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services around the world through a network of company and agent offices.

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

Our growth strategy will continue to focus on both organic growth and growth through acquisitions. For organic growth, we will focus on strengthening and retaining existing, and expanding new agency relationships. We have focused our efforts on the build-out of our network of agent locations, as well as enhancing our back-office infrastructure, transportation and accounting systems.

In addition to our focus on organic growth, we are executing our acquisition strategy to develop additional growth opportunities. We have adopted our acquisition strategy to, among others, secure greater efficiencies in our ability to acquire purchased transportation, as well as to gain enhanced yield through revenue and cost synergies. This, in turn, provides a greater value proposition to the agents on which we depend. The success of our acquisition strategy depends upon a number of factors, including our ability to: (i) identify and acquire target businesses that fit within our acquisition criteria; (ii) continue to secure adequate funding to finance identified acquisition opportunities; (iii) efficiently integrate the businesses of the companies acquired; (iv) generate the anticipated economies of scale from such integration; and (v) maintain the historic sales growth of the acquired businesses in order to generate organic growth from the acquired business. There are a variety of risks associated with our ability to achieve our strategic objectives, including the ability to acquire and profitably manage additional businesses and the intense competition in the industry for customers and for acquisition candidates. Certain of these business risks are identified or referred to below in Item 1A of this Report.

We will continue to search for targets that fit within our acquisition criteria. Our ability to continue to secure adequate funding to finance acquisition opportunities will depend upon, among other things, our ability to sell debt or equity securities, continued cooperation by our current lenders and the development of an active trading market for our securities. Our universal shelf registration statement on Form S-3, declared effective May 11, 2012, provides us with flexibility to raise capital through the sale of registered debt or equity securities to the investing public. We have completed seven acquisitions since the initial acquisition of Airgroup in January of 2006. In November 2007, we acquired certain assets of the Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc. (“DBA”), which operates under the trade name “Distribution by Air”, adding two company owned logistics offices located in Somerset, New Jersey and Los Angeles, California and 23 independent agency offices across North America. In December 2011 we acquired the assets and operations of ISLA International Ltd. (“ISLA”) which added a company-owned location in Laredo, Texas serving as the Company’s gateway to the Mexico markets. ISLA provides the Company with bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries. In February 2012, we acquired the assets and operations of Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”) adding a company-owned location in New York-JFK, a strategic location for domestic and international logistics services. In November 2012, we acquired certain assets of Los Angeles, California based Marvir Logistics, Inc., (“Marvir”) an independent operating partner since 2006 providing domestic and international logistics services. On December 31, 2012, we acquired International Freight Systems of Oregon, Inc. (“IFS”) an independent operating partner since January 2007 providing domestic and international logistics services.

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

Customers have two principal third-party alternatives: a freight forwarder or a fully-integrated carrier. We operate primarily as a freight forwarder. Freight forwarders procure shipments from customers and arrange the transportation of cargo on a carrier. A freight forwarder may also arrange pick-up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Freight forwarders often tailor shipment routing to meet the customer’s price and service requirements. Fully-integrated carriers, such as FedEx Corporation (“FedEx”), DHL Worldwide Express, Inc. (“DHL”) and United Parcel Service (“UPS”), provide pickup and delivery service, primarily through their own captive fleets of trucks and aircraft. Because freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers. Freight forwarders generally handle shipments of any size and offer a variety of customized shipping options.

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

•

Increasing influence of e-business and the Internet. Technology advances have allowed businesses to connect electronically through the Internet to obtain relevant information and make purchase and sale decisions on a real-time basis, resulting in decreased transaction times and increased business-to-business activity. In response to their customers’ expectations, companies have recognized the benefits of being able to transact business electronically. As such, businesses increasingly are seeking the assistance of supply chain service providers with sophisticated information technology systems which can facilitate real-time transaction processing and web-based shipment monitoring.

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions. We plan to achieve this goal through domestic and international freight forwarding services offered by us through our Radiant, Airgroup, Adcom and DBA network brands. We expect our business to grow organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings.

Our organic growth strategy involves strengthening existing and expanding new customer relationships. We have and will continue to focus our efforts on the organic build-out of our network of independent agency locations, as well as the enhancement of our back office infrastructure and transportation and accounting systems.

Our acquisition strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants’ need for capital, and their owners’ desire for liquidity has and will continue to produce a large number of attractive acquisition candidates. More specifically, we believe that there are a number of participants within the agent-based forwarding community that will be seeking liquidity within the next several years as these owners approach retirement age, which creates a significant growth opportunity by supporting these logistics entrepreneurs in transition. Our target acquisition candidates are generally smaller than those identified as acquisition targets of larger public companies and have limited ability to conduct their own public offerings or obtain financing that will provide them with capital for liquidity or rapid growth. These “smaller” companies may be receptive to our acquisition program as a vehicle for liquidation or growth.

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

Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong interactive customer relationships by anticipating and focusing on our customers’ needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we and our network of agents regularly meet with both existing and prospective clients to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

Operations

Through our operating locations across North America, we offer domestic and international air, ocean and ground freight forwarding for shipments that are generally larger than shipments handled by integrated carriers of primarily small parcels such as FedEx, DHL and UPS. Our revenues are generated from a number of diverse services, including air freight forwarding, ocean freight forwarding, logistics and other value-added services.

Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers’ specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. As a non-asset based provider we do not own the transportation equipment used to transport the freight. We expect to neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, and other asset and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors. We make a margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

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

We use a web-enabled third-party freight forwarding software (Cargowise) that is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call “Globalvision”, and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. We have and will continue to assess technologies obtained through our acquisition strategy and expect to develop a “best-of-breed” solution set using a combination of owned and licensed technologies. This strategy will require the investment of significant management and financial resources to deliver these enabling technologies.

Our Competitive Advantages

As a non-asset based third-party logistics provider, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services. We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price. We believe our primary competitive advantages are: (i) our low cost, non-asset based business model; (ii) our lower-risk operation of independent agent office; (iii) the advantages our network provides to independent agent offices; (iv) our intention to develop a global network; (v) our information technology resources; and (iv) our diverse customer base.

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

Lower-risk operation of network of independent agent offices. We derive a substantial portion of our revenue pursuant to agreements with independently-owned agent offices operating under our various brands. These arrangements afford us with a relatively low risk of growth model as each individual agent office is responsible for its own sales and costs of operations. Under shared revenue arrangements with our independent agent office owners, we are responsible to provide centralized back-office infrastructure, transportation and accounting systems, billing and collection services.

Advantages to independent agent office owners. Our current network is predominantly represented by independent agent offices that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier network, and collective purchasing power. Through the agency relationship, the agent has the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations, providing the agent with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market.

Intention to develop a global network. We intend to focus on strengthening our worldwide supply chain services, which today include international air and ocean services that complement our North American network service offerings. These offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time definite surface transport moves. Our non-asset based business model allows us to use commercial passenger and cargo flights. Thus, we have thousands of daily flight options to choose from. In addition, our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We will compete against other domestic and international freight forwarders, as well as integrated logistics companies, transportation services companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do.

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

Air freight forwarding operations are subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act as enforced by the Federal Aviation Administration of the U.S. Department of Transportation, and the Transportation Security Administration of the Department of Homeland Security. While air freight forwarders are exempted from most of the Federal Aviation Act’s requirements by the Economic Aviation Regulations, the industry is subject to ongoing regulatory and legislative developments that can impact the economics of the industry by requiring changes to operating practices or influencing the demand for, and the costs of, providing services to customers.

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

Personnel

As of the date of this report, we have approximately 206 employees, of which 194 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We currently sell our services through some Company-owned locations and through a network predominantly represented by independently-owned agent offices that operate under our brands located throughout North America. We have recently opened additional Company-owned locations. However, substantially more than a majority of our consolidated revenues are derived through our independent agent offices and we believe independent agent relationships will remain important to our success. Our agreements with independent agents provide our agents with benefits such as increased cash flow, back office and technology support, license to use our brands, vendor rates that are likely better than those available to the independent agent on its own, a global network of other agents able to assist in providing broad freight solutions. These agreements provide us with certain protections such as an agent-funded reserve for bad debt, indemnification and often a personal guaranty. We have long-term relationships with many of our agents, with automatic renewal of most of our contracts. While at times agency contracts technically expire, we continue to work with the agency location to renew the contract while continuing to operate pursuant to the most recent written terms of the agreements. As we renew expired contracts, there can be no guarantee that we will be able to enter into new agreements that provide for the same terms as those previously agreed. While we have no customers or agency locations that separately account for more than 10% of our consolidated revenues, we do have a number of customers and agency locations with significant volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing relationships or enter into new relationships, or that new or renewed relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships, renew existing relationships, or enter into new relationships, we may lose customers, customer introductions and co-marketing benefits and our operating results may suffer.

If our independent agent offices fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against amounts payable by us to our independent agent offices for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agency agreements with independently-owned agent offices operating under our various brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with us that is recognized as a liability in our financial statements and used as a bad debt reserve for each location. We charge each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5%-10%) of such office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in our financial statements. Further, the agency agreements provide that we may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. Currently, a number of our agency offices have a deficit balance in their bad debt reserve account totaling approximately $600k with one agency office representing approximately $450k. We expect to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We are currently involved in collection proceedings against two customers who owe us approximately $1.1 million. We have expensed our portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, based upon, among others: (i) our historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers; we do not believe its exposure to these customers will be material.

Failure to comply with obligations as an “indirect carrier” could result in penalties and fines and limit our ability to ship freight.

We are regulated, among other things, as “indirect air carriers” by the Transportation Security Administration of the Department of Homeland Security. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We actively monitor our compliance with such agency requirements to ensure that we and our independent agents satisfactorily complete applicable security requirements and satisfy applicable qualifications and implement the required policies and procedures. These agencies generally require companies to fulfill these qualifications prior to and while operating as a freight forwarder. Failure to comply with such requirements, policies and procedures could result in penalties and fines. To date, a limited number of our independent agents have been out of compliance with the “indirect air carrier” regulations, resulting in small fines. While we are working with our independent agents to eliminate any additional violations, there is no assurance that additional violations will not take place, which could result in penalties or fines or, in the extreme case, limits on our ability to ship freight.

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

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from clients in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

We currently maintain a $30.0 million revolving credit facility with Bank of America, N.A. (“BofA”), which includes a $2.0 million sublimit to support letters of credit (collectively, the “Credit Facility”). Under the terms of the Credit Facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an Event of Default was to occur.

In connection with our acquisition of the assets and operations of ISLA International, Ltd. in December 2011, we entered into an Investment Agreement (the “Investment Agreement”) with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”) pursuant to which we borrowed $10.0 million in exchange for a series of Senior Subordinated Notes (the “Caltius Financing”). Under the Caltius Financing, we are subject to certain financial covenants, including funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants.

In addition, we are subject to significant restrictions, unless otherwise waived by Caltius, upon prepayment and penalties if we prepay the outstanding indebtedness during the three year period after the Caltius Financing. Further, Caltius has the right, under certain circumstances, to require us to redeem all shares of our common stock issued to Caltius in connection with the Caltius Financing at the then fair market value of such shares. The Caltius Financing also constrains our ability to obtain additional financing unless we obtain Caltius’s consent. The Caltius Financing also places restrictions on our ability to enter into future financings and acquisitions. If we are unable to satisfy our obligations under the Caltius Financing, we may be required to, among other things, immediately repay all outstanding principal and interest under the Caltius Financing, redeem all shares issued to Caltius in connection with the Caltius Financing, and forego future financing and acquisition opportunities. This may have a material adverse effect on our financial condition and results of operations.

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

We intend to continue growing our international operations and will become increasingly subject to variations in the international trade market.

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. Everything that affects international trade has the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by:

•	currency exchange rates and currency control regulations;

•	interest rate fluctuations;

•	changes in governmental policies, such as taxation, quota restrictions, other forms of trade barriers and/or restrictions and trade accords;

•	changes in and application of international and domestic customs, trade and security regulations;

•	wars, strikes, civil unrest, acts of terrorism, and other conflicts;

•	natural disasters and pandemics;

•	changes in consumer attitudes regarding goods made in countries other than their own;

•	changes in availability of credit;

•	changes in the price and readily available quantities of oil and other petroleum-related products; and

•	increased global concerns regarding environmental sustainability.

If any of the foregoing factors have a negative effect on the international trade market, we will likely suffer a decrease in our international business, which could have a material adverse effect on our results of operations and financial condition.

In connection with our international business, we are subject to certain foreign regulatory requirements, and any failure to comply with these requirement could be detrimental to our business.

We provide services in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which we conduct business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on our employees, subcontractors, consultants, agents, third party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties, damages to our reputation and restrictions on our ability to conduct business. In addition, any investigation or litigation related to such violations may require significant management time and could cause us to incur extensive legal and related costs, all of which may have a material adverse effect on our results of operations and operating cash flows.

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

•	failure to agree on the terms necessary for a transaction, such as the purchase price;

•	incompatibility between our operational strategies or management philosophies with those of the potential acquiree;

•	competition from other acquirers of operating companies;

•	lack of sufficient capital to acquire a profitable logistics company;

•	unwillingness of a potential acquiree to agree to subordinate any future payment of earn-outs or promissory notes to the payments due to our lenders; and

•	unwillingness of a potential acquiree to work with our management.

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

Our Bank of America Credit Facility places certain limits on the acquisitions we may make.

Under the terms of our Credit Facility, we may be required to obtain BofA’s consent prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of BofA only if certain conditions are satisfied. The conditions imposed by the Credit Facility include the following: (i) the absence of an event of default under the Credit Facility; (ii) the acquisition is consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States or certain other approved jurisdictions, and have a positive EBITDA for the 12 month period most recently ended prior to such acquisitions; (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; and (v) after giving effect for the funding of the acquisition, we must have undrawn availability under the Credit Facility of at least the greater of 20% of the borrowing base or $5,000,000.

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

We are permitted to make additional acquisitions only if certain conditions are satisfied, including the following: (i) the acquisition constitutes a business reasonably related to our then current business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) Caltius has been provided with prior written notice of such acquisition, such notice to include (a) a description of the property or equity interests to be purchased; (b) the price and terms of such acquisition; (c) a certificate of a financial officer, certifying as to certain information requested in the Investment Agreement; and (d) such other information with respect thereto as is reasonably requested by Caltius; (iv) in the event of an acquisition of equity interests of a company, such company shall become a wholly-owned subsidiary; (v) the target company shall have as of the last day of the most recent fiscal quarter of such company ending on or immediately prior to the date of such acquisition actual (or pro forma to the extent approved in writing by Caltius) EBITDA and net income greater than $1, in each case for the 12 month period ending on such date; (vi) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $7.5 million for any single transaction and $12.5 million in the aggregate in any fiscal year or such other amount approved in writing by the Caltius; provided, however, that (a) the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of our equity interests issued during the nine-month period prior to the closing of such acquisition to the extent we notify Caltius in writing of the use of such cash consideration from sales such equity interests in such transaction or transactions and (b) the written consent of Caltius shall be required if the aggregate cash consideration payable at the closing of such transaction is equal to or greater than $25 million; (vii) the post-closing availability under the Credit Facility is at least $4.0 million on a pro forma basis; (viii) the number of permitted acquisitions that we and our co-borrowers have completed in such fiscal year does not exceed three; (ix) any future acquisition consideration in the form of earn-out payments and/or payments under promissory notes is expressly subordinated to any future amounts due and owing to Caltius; and (x) we shall have provided to Caltius certain deliverables for such acquisition.

We or our subsidiaries may, however, acquire at least 51% of the equity of another entity (“Permitted Investment”) so long as (i) the aggregate consideration for all such Permitted Investments does not exceed $1.0 million; (ii) we (or our subsidiary, as applicable) control and own at least 51% of the acquired entity; and (iii) we (or our subsidiary, as applicable) comply with all of the requirements of the preceding paragraph, other than the requirements set forth in sections (iv) and (vi).

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

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, when, in fact, we believe they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles (“GAAP”), provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our Credit Facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

In December 2012, we recovered an award in arbitration against the former shareholders of DBA. The award arose out of a prior arbitration action against the former shareholders of DBA in which we asserted, among others, certain claims for indemnification under the Agreement and Plan of Merger (the “DBA Agreement”) dated March 29, 2011, based upon breaches that we believe occurred under the DBA Agreement. These breaches included, among others, the breach of certain non-competition and non-solicitation covenants by Paul Pollara, one of the DBA selling shareholders, and Bretta Santini Pollara, a former DBA employee and wife of Mr. Pollara.

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against us seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, we filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (a company doing business with Santini Productions). Our counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following certain procedural motions, two of our wholly-owned subsidiaries, DBA and RGL, intervened and filed a Second Amendment Counterclaim in the lawsuit. After further procedural matters were addressed, the claims that remain at issue are: (1) DBA’s statutory trade secret misappropriation claim against Ms. Pollara, Santini Productions, and Oceanair; (2) RGL’s and DBA’s claims for interference with contractual relations against Oceanair; and (3) RGL’s and DBA’s claim for inducement to breach contract against Oceanair. The parties are awaiting a trial date.

Although the ultimate resolution of this dispute will not likely occur in the near-term, we believe that these breaches will not have any meaningful long-term adverse effect on our overall results of operations given our: (i) efforts to retain existing customers; (ii) restructuring of our Los Angeles operations; and (iii) efforts through a civil proceeding to recover damages and assert legal remedies against Ms. Pollara and her co-defendants who we believe breached certain non-competition and non-solicitation obligations to us. Nevertheless, near-term earnings could be negatively impacted if our efforts to retain existing customers are not successful, and as a result of any legal expenses incurred in connection with the matter.

Risks Related to our Common Stock

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware (“DGCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of such corporation’s outstanding voting shares (an “interested stockholder”) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation provides that directors may only be removed for cause by the affirmative vote of 75% of our outstanding shares and that amendments to our bylaws require the affirmative vote of holders of two-thirds of our outstanding shares. Our certificate of incorporation also includes undesignated preferred stock, which may enable our Board of Directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting.

Trading in our common stock has been limited and there is no significant trading market for our common stock.

Although our common stock is traded on the NYSE MKT, it may remain relatively illiquid, or “thinly traded.” Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry and the financial markets, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We have completed several acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. We issued approximately 252,000 unregistered shares of our common stock over the past 12 months as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds. The availability of those shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

We currently have in place a universal shelf registration statement which allows us to publicly issue up to $75 million of additional securities, including debt, common stock, preferred stock, and warrants. The shelf registration is intended to provide greater flexibility to us in financing growth or changing our capital structure.

At any time we may make private offerings of our securities. We have issued, and may be required to issue, additional shares of common stock or common stock equivalents in payment of the purchase price of businesses we have acquired. This will have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our Board of Directors, which could result in diluting the interests of our existing stockholders.

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 26, 2013, we had 33,348,166 outstanding shares of common stock. We may in the future issue up to 5,555,781 additional shares of our common stock upon exercise of existing options.

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

As we do not anticipate paying dividends on our common stock, investors in our shares of common stock will not receive any dividend income.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends is further limited by the terms of our Credit Facility with BofA and the Investment Agreement with Caltius. Accordingly, investors seeking dividend income should not purchase our stock.

From time to time, we publish certain forward-looking information regarding our future anticipated performance, which information may be materially different than our actual future results.

From time to time, we publish certain forward-looking information regarding our future anticipated performance, including guidance with respect to our estimated future revenues and profits. This forward-looking information is not a guaranty and is subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking information. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking information, such factors include the inherent risks associated with our recent and future acquisitions, our operations, management and other outside competitive and economic influences on our business. Important factors with regard to our recent acquisitions that could cause our actual results to differ from our expectations, include but are not limited to: our ability to maintain the future operations of our recently acquired businesses in a manner consistent with their past practices; our recently acquired businesses will be able to maintain and grow their revenues and operating margins in a manner consistent with their most recent results of operations; our ability to integrate the operations of such businesses with our existing operations, as well as our ability to realize expected financial and operational cost and revenue synergies through such integration; our reliance on the acquired management teams and the continued customer relationships provided by the acquired businesses; the effect that these acquisitions will have on their existing customers and employees; the effect that the acquisitions will have on our historic and existing network of locations; and any material adverse change in the composition of their customers. Important additional factors that could cause our actual results to differ from our expectations include, but are not limited to, our ability to: use our Bellevue, Washington operations as a “platform” upon which we can build a profitable global transportation and supply chain management company; retain and build upon the relationships we have with our agency offices; continue the development of our back office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and network of operating locations; maintain and enhance the future operations of our company owned operating locations; continue growing our business and maintain historical or increased gross profit margins; locate suitable acquisition opportunities; secure the financing necessary to complete any acquisition opportunities we locate; assess and respond to competitive practices in the industries in which we compete; mitigate, to the best extent possible, our dependence on current management and certain of our larger agency relationships; assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and assess and respond to such other factors that may be identified from time to time in our SEC filings and other public announcements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 405 114th Avenue S.E., Third Floor, Bellevue, Washington 98004 and consist of 13,018 feet of office space which we lease for an average of $16,020 per month over the life of the lease expiring May 31, 2021. We also sublease 3,110 feet of office space in the same building for an average of $4,067 per month over the life of the sublease expiring on May 31, 2020. In addition, we lease 92,503 feet of space for our company-owned office in Somerset, New Jersey for an average of $43,816 per month over the life of the lease expiring November 30, 2014. We lease 22,653 feet of space for our company-owned office in Carson, California for an average of $18,250 per month over the life of the lease expiring January 31, 2016. For our former company-owned office in Hawthorne, California, we lease 140,200 of space in two neighboring buildings for an average of $88,403 per month over the life of lease expiring February 29, 2016. The entire facility is subleased for an average of $77,671 per month and expires at the same time. We also have several other locations where we lease an aggregate of 28,070 square feet for an average of $25,695 per month. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the following:

DBA Distribution Services, Inc. – Bretta Santini Pollara v. Radiant Logistics, Inc., United States District Court, Central District of California, Case No. 12-344 GAF

In December 2012, we recovered an award in arbitration against the former shareholders of DBA. The award arose out of a prior arbitration action against the former shareholders of DBA in which we asserted, among others, certain claims for indemnification under the Agreement and Plan of Merger (the “DBA Agreement”) dated March 29, 2011, based upon breaches that we believe occurred under the DBA Agreement. These breaches included, among others, the breach of certain non-competition and non-solicitation covenants by Paul Pollara, one of the DBA selling shareholders, and Bretta Santini Pollara, a former DBA employee and wife of Mr. Pollara.

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against us seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, we filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (a company doing business with Santini Productions). Our counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following certain procedural motions, two of our wholly-owned subsidiaries, DBA and RGL, intervened and filed a Second Amendment Counterclaim in the lawsuit. After further procedural matters were addressed, the claims that remain at issue are: (1) DBA’s statutory trade secret misappropriation claim against Ms. Pollara, Santini Productions, and Oceanair; (2) RGL’s and DBA’s claims for interference with contractual relations against Oceanair; and (3) RGL’s and DBA’s claim for inducement to breach contract against Oceanair. The parties are awaiting a trial date.

Although the ultimate resolution of this dispute will not likely occur in the near-term, we believe that these breaches will not have any meaningful long-term adverse effect on our overall results of operations given our: (i) efforts to retain existing customers; (ii) restructuring of our Los Angeles operations; and (iii) efforts through a civil proceeding to recover damages and assert legal remedies against Ms. Pollara and her co-defendants who we believe breached certain non-competition and non-solicitation obligations to us. Nevertheless, near-term earnings could be negatively impacted if our efforts to retain existing customers are not successful, and as a result of any legal expenses incurred in connection with the matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the NYSE MKT under the symbol “RLGT.” Prior to January 2012, our common stock was quoted on the OTCQB. The following table states the range of the high and low bid and sales prices per share, as applicable, of our common stock for each calendar quarter during our past two fiscal years, as reported by the OTCQB and NYSE MKT, as applicable. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on September 25, 2013, was $2.14 per share.

	High	Low
Year Ended June 30, 2013:
Quarter ended June 30, 2013	$2.04	$1.81
Quarter ended March 31, 2013	2.24	1.60
Quarter ended December 31, 2012	1.71	1.08
Quarter ended September 30, 2012	1.90	1.60

Year Ended June 30, 2012:
Quarter ended June 30, 2012	$2.19	$1.66
Quarter ended March 31, 2012	2.54	2.11
Quarter ended December 31, 2011	2.50	2.18
Quarter ended September 30, 2011	2.52	1.95

Holders

As of September 25, 2013, the number of stockholders of record of our common stock was 109. However, based upon broker inquiries conducted during December 2011, in conjunction with our listing on the NYSE MKT, we believe there are a substantial number of additional beneficial owners of our common stock who hold their shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends on our common stock in the foreseeable future. Whether we declare and pay dividends will be determined by our Board of Directors at its discretion, subject to certain limitations imposed under Delaware law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is limited by the terms of our Credit Facility with BofA and the Investment Agreement with Caltius.

Transfer Agent

Broadridge Financial Solutions, Inc., 1981 Marcus Avenue, Lake Success, NY 11042, serves as our transfer agent.

Recent Issuance of Unregistered Securities

From July 1, 2012 through June 30, 2013 we issued the following unregistered securities:

•

In March 2013, we issued 252,362 shares of common stock to the former shareholder of Adcom, valued at approximately $0.4 million. These shares were issued in connection with an earn-out obligation derived from our acquisition of Adcom in September 2008.

We did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The above securities were only offered and sold to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and other value added supply chain management services, including customs and property brokerage, order fulfillment, inventory management and warehousing.

We are executing a strategy to expand our operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. ‘Our first acquisition of Airgroup Corporation (“Airgroup”) was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of independent agent offices across North America.

We continue to seek additional companies as suitable acquisition candidates and have completed seven acquisitions since our acquisition of Airgroup. In November 2007, we acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, we acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”), adding an additional 30 locations across North America and augmenting our overall domestic and international freight forwarding capabilities. In April 2011, we acquired DBA Distribution Services, Inc., d/b/a Distribution by Air (“DBA”), adding an additional 26 locations across North America, further expanding our physical network and service capabilities. In December 2011, we acquired the assets and operations of Laredo, Texas based ISLA International Ltd, (“ISLA”) to serve as our gateway to Mexico. In February 2012, we acquired the assets and operations of New York-JFK based Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”), a strategic location for domestic and international logistics services. In November 2012, we acquired certain assets of Los Angeles, California based Marvir Logistics, Inc., (“Marvir”) an independent agent, operating partner since 2006 providing domestic and international logistics services. On December 31, 2012, we acquired International Freight Systems of Oregon, Inc. (“IFS”) an independent operating partner since January 2007 providing domestic and international logistics services.

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

Our growth strategy continues to focus on both organic growth and growth through acquisitions. For organic growth, we will focus on strengthening and retaining existing, and expanding new customer agency relationships. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of independent agency offices, as well as enhancing our back-office infrastructure, transportation and accounting systems. We also continue to search for targets that fit within our acquisition criteria.

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

Further, the financial covenants of our Caltius Financing are measured against adjusted EBITDA which excludes costs related to share-based compensation expense, change in contingent consideration, extraordinary items and other non-cash charges.

Our compliance with the financial covenants of our borrowing arrangements is particularly important given the materiality of these facilities to our day-to-day operations and overall acquisition strategy. Our debt capacity, subject to the requisite collateral at an advance rate of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivables, is limited to a multiple of our consolidated EBITDA (as adjusted) as measured on a rolling four quarter basis. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materiality weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

We perform an annual impairment test for goodwill. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary we would go into a 2-step impairment test. The first step of the impairment test requires us to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. We have only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We typically perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.

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

Results of Operations

Fiscal year ended June 30, 2013, compared to fiscal year ended June 30, 2012

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2013 and 2012:

	Years ended June 30,		Change
	2013	2012	Amount	Percent
Transportation revenue	$310,835	$297,003	$13,832	4.7%
Cost of transportation	222,402	212,294	10,108	4.8%

Net transportation revenue	$88,433	$84,709	$3,724	4.4%
Net transportation margins	28.5%	28.5%

We generated transportation revenue of $310.8 million and net transportation revenue of $88.4 million for the year ended June 30, 2013, as compared to transportation revenue of $297.0 million and net transportation revenue of $84.7 million for the year ended June 30, 2012. Domestic and international transportation revenue was $167.4 million and $143.4 million, respectively, for the year ended June 30, 2013, compared with $169.2 million and $127.8 million, respectively, for the year ended June 30, 2012. The increase in transportation revenue is due principally to incremental revenues attributed to our acquisitions of ISLA and ALBS.

Cost of transportation was 71.5% of transportation revenue for the years ended June 30, 2013 and 2012. Net transportation margins were 28.5% of transportation revenue for the years ended June 30, 2013 and 2012.

The following table compares condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2013 and 2012:

	Years ended June 30,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$88,433	100.0%	$84,709	100.0%	$3,724	4.4%

Agent commissions	52,466	59.3%	52,427	61.9%	39	0.1%
Personnel costs	16,112	18.2%	13,192	15.6%	2,920	22.1%
Selling, general and administrative	9,770	11.1%	11,348	13.4%	(1,578)	(13.9%)
Depreciation and amortization	3,944	4.5%	3,143	3.7%	801	25.5%
Transition and lease termination costs	1,544	1.7%	1,018	1.2%	526	51.7%
Change in contingent consideration	(2,825)	(3.2%)	(900)	(1.1%)	(1,925)	213.9%

Total operating costs	81,011	91.6%	80,228	94.7%	783	1.0%

Income from operations	7,422	8.4%	4,481	5.3%	2,941	65.6%
Other expense	(1,285)	(1.5%)	(927)	(1.1%)	(358)	38.6%

Income before income taxes and non-controlling interest	6,137	6.9%	3,554	4.2%	2,583	72.7%
Income tax expense	(2,371)	(2.6%)	(1,475)	(1.8%)	(896)	60.7%

Income before non-controlling interest	3,766	4.3%	2,079	2.4%	1,687	81.1%
Non-controlling interest	(108)	(0.2%)	(178)	(0.2%)	70	(39.3%)

Net income	$3,658	4.1%	$1,901	2.2%	$1,757	92.4%

Agent commissions were $52.5 million for the year ended June 30, 2013, an increase of 0.1% from $52.4 million for the year ended June 30, 2012. As a percentage of net revenues, agent commissions decreased to 59.3% for the year ended June 30, 2013, from 61.9% for the year ended June 30, 2012. The decrease as a percentage of net revenues is a result of our recent acquisitions of ISLA, ALBS, Marvir and IFS, which added company-owned locations, which are not paid commissions, in Laredo, New York-JFK, Los Angeles and Portland.

Personnel costs consist of payroll, payroll taxes, benefits and stock compensation expense. Personnel costs were $16.1 million for the year ended June 30, 2013, an increase of 22.1% from $13.2 million for the year ended June 30, 2012. The increase is primarily attributable to a full year of personnel costs related to our acquisitions of ISLA and ALBS, and a partial year of personnel costs associated with our Marvir and IFS acquisitions, as well as increased head-count at the corporate office. As a percentage of net revenues, personnel costs increased to 18.2% for the year ended June 30, 2013, from 15.6% for the year ended June 30, 2012.

Selling, general and administrative (“SG&A”) costs consist primarily of marketing, rent, professional services, insurance and travel expenses. SG&A costs were $9.8 million for the year ended June 30, 2013, a decrease of 13.9% from $11.3 million for the year ended June 30, 2012. The decrease is primarily attributable to a decrease in non-recurring legal expenses incurred in connection with the ISLA and ALBS transactions and the DBA litigation, lower bad debt expense, and savings associated with combining our two company-owned locations in Los Angeles. As a percentage of net revenues, SG&A costs decreased to 11.1% for the year ended June 30, 2013, from 13.4% for the year ended June 30, 2012.

Depreciation and amortization costs were $3.9 million for the year ended June 30, 2013, an increase of 25.5% from $3.1 million for the year ended June 30, 2012. The increase is primarily due to a full year of amortization costs associated with the intangibles for our ISLA and ALBS acquisitions, and a partial year of amortization of intangibles for our Marvir and IFS acquisitions. As a percentage of net revenues, depreciation and amortization increased to 4.5% for the year ended June 30, 2013, from 3.7% for the year ended June 30, 2012.

Transition and lease termination costs for the year ended June 30, 2013 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that were eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture and equipment and totaled $1.5 million. Transition and lease termination costs for the year ended June 30, 2012 consist of personnel costs related to employees whose positions were eliminated with our integration of DBA into our operations and totaled $1.0 million. As a percentage of net revenues, non-recurring transition costs increased to 1.7% for the year ended June 30, 2013, from 1.2% for the year ended June 30, 2012.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in both years was primarily attributable to ISLA and ALBS not achieving their specified operating objectives and totaled income of $2.8 million for the year ended June 30, 2013, compared to income of $0.9 million for the year ended June 30, 2012. As a percentage of net revenues, the change in contingent consideration was 3.2% for the year ended June 30, 2013, from 1.1% for the year ended June 30, 2012.

Income from operations was $7.4 million for the year ended June 30, 2013, compared to income from operations of $4.5 million for the year ended June 30, 2012, a 65.6% increase. The increase is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $3.7 million primarily due to incremental revenues of a full year for our ISLA and ALBS acquisitions. Agent commission expense was flat as the agent-based stores recorded similar results in the current year. Personnel costs increased $2.9 million primarily due to increased personnel costs associated with a full year of recently acquired company-owned stores, ISLA and ALBS, as well as a partial year of personnel costs associated with Marvir and IFS. Selling, general and administrative decreased $1.6 million primarily due to a decrease in non-recurring legal expenses incurred in connection with the ISLA and ALBS transactions and the DBA litigation, lower bad debt expense, and savings associated with combining our two company-owned locations in Los Angeles. Depreciation and amortization increased $0.8 million due to a full year of amortization of intangibles for our ISLA and ALBS acquisitions, and a partial year amortization of intangibles for our Marvir and IFS acquisitions. Transition costs increased $0.5 million due to charges incurred in combining our two company-owned locations in Los Angeles compared to transition costs associated with eliminating personnel costs related to employees whose positions were eliminated with our integration of DBA into our operations. Change in contingent consideration increased $1.9 million as a result of former shareholders of acquired operations not achieving their specified operating objectives.

Other expense was $1.3 million for the year ended June 30, 2013, as compared to other expense of $0.9 million during the year ended June 30, 2012. The increase is primarily associated with interest expense incurred with our acquisitions of ISLA, offset by the gain on litigation settlement. As a percentage of net revenues, other expense was 1.5% for the year ended June 30, 2013, up from 1.1% for the year ended June 30, 2012.

Our net income was $3.7 million for the year ended June 30, 2013, reflecting a 92.4% increase in results of less than $1.8 million as compared to net income of $1.9 million for the year ended June 30, 2012, driven principally by the increased efficiency of leveraging our scalable back office infrastructure, favorable write-down of contingent consideration, offset by higher depreciation and amortization costs as well as increased lease termination costs.

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

The following table provides a reconciliation for the fiscal years ended June 30, 2013 and 2012 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2013	2012	Amount	Percent
Net transportation revenue	$88,433	$84,709	$3,724	4.4%

Net income	$3,658	$1,901	$1,757	92.4%
Income tax expense	2,371	1,475	896	60.7%
Net interest expense	2,000	1,250	750	60.0%
Depreciation and amortization	3,944	3,143	801	25.5%

EBITDA	$11,973	$7,769	$4,204	54.1%

Share-based compensation	369	226	143	63.3%
Change in contingent consideration	(2,825)	(900)	(1,925)	213.9%
Gain on litigation settlement, net	(368)	—	(368)	NM
Lease termination costs	1,439	—	1,439	NM
Acquisition related costs	105	424	(319)	(75.2%)

Adjusted EBITDA	$10,693	$7,519	$3,174	42.2%

Adjusted EBITDA as a % of net transportation revenue	12.1%	8.9%

We had adjusted EBITDA of $10.7 million and $7.5 million for years ended June 30, 2013 and 2012, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, extraordinary items, costs related to share-based compensation expense, and other non-cash charges. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with the Caltius Financing. A violation of this covenant in the Caltius Financing would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Caltius Financing. For the forgoing reasons, we believe that the Caltius Financing is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisitions of ISLA, ALBS, Marvir and IFS. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of ISLA, ALBS, Marvir and IFS, as if we had acquired all of them as of July 1, 2011. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of ISLA, ALBS, Marvir and IFS, and the Company as adjusted to reflect the amortization of acquired intangibles.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2013 and 2012 (pro forma and unaudited):

	Years ended June 30,		Change
	2013	2012	Amount	Percent
Transportation revenue	$311,261	$324,990	$(13,729)	(4.2%)
Cost of transportation	222,402	232,527	(10,125)	(4.4%

Net transportation revenue	$88,859	$92,463	$(3,604)	(3.9%)
Net transportation margins	28.5%	28.5%

Transportation revenue was $311.3 million for the year ended June 30, 2013, a decrease of 1.2% from $325.0 million for the year ended June 30, 2012.

Cost of transportation was $222.4 million for the year ended June 30, 2013, a decrease of 4.4% from $232.5 million for the year ended June 30, 2012.

Net transportation margins remained consistent at 28.5% for the years ended June 30, 2013 and 2012.

The following table compares certain condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2013 and 2012 (pro forma and unaudited):

	Years ended June 30,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$88,859	100.0%	$92,463	100.0%	$(3,604)	(3.9%)

Agent commissions	51,854	58.4%	49,728	53.8%	2,126	4.3%
Personnel costs	16,881	19.0%	17,561	19.0%	(680)	(3.9%)
Selling, general and administrative	10,109	11.4%	14,134	15.3%	(4,025)	(28.5%)
Depreciation and amortization	4,016	4.5%	4,744	5.1%	(728)	(15.3%)
Transition and lease termination costs	1,544	1.7%	1,018	1.1%	526	51.7%
Change in contingent consideration	(2,825)	(3.2%)	(900)	(1.0%)	(1,925)	213.9%

Total operating costs	81,579	91.8%	86,285	93.3%	(4,706)	(5.5%)

Income from operations	7,280	8.2%	6,178	6.7%	1,102	17.8%
Other expense	(1,293)	(1.5%)	(1,548)	(1.7%)	255	(16.5%)

Income before income taxes and non-controlling interest	5,987	6.7%	4,630	5.0%	1,357	29.3%
Income tax expense	(2,314)	(2.6%)	(1,914)	(2.1%)	(400)	20.9%

Income before non-controlling interest	3,673	4.1%	2,716	2.9%	957	35.2%)
Non-controlling interest	(108)	(0.1%)	(178)	(0.2%)	70	(39.3%)

Net income	$3,565	4.0%	$2,538	2.7%	$1,027	40.5%

Agent commissions were $51.9 million for the year ended June 30, 2013, an increase of 4.3% from $49.7 million for the year ended June 30, 2012. Agent commissions as a percentage of net transportation revenue increased to 58.4% of net transportation revenue the year ended June 30, 2013, compared to 53.8% for the comparable prior year period.

Personnel costs were $16.9 million for the year ended June 30, 2013, a decrease of 3.9% from $17.6 million for the year ended June 30, 2012. Personnel costs as a percentage of net transportation revenue remained consistent at 19.0% for the years ended June 30, 2013 and 2012.

SG&A costs were $10.1 million for the year ended June 30, 2013, a decrease of 28.5% from $14.1 million for the year ended June 30, 2012. As a percentage of net transportation revenue, SG&A costs decreased to 11.4% for the year ended June 30, 2013, from 15.3% for the comparable prior year period.

Depreciation and amortization costs were $4.0 million for the year ended June 30, 2013, a decrease of 15.3% from $4.7 million for the year ended June 30, 2012. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.5% for the year ended June 30, 2013, from 5.1% for the comparable prior year period.

Transition and lease termination costs were $1.5 million for the year ended June 30, 2013, an increase of 51.7% from $1.0 million for the year ended June 30, 2012. As a percentage of net transportation revenue, non-recurring transition costs increased to 1.7% for the year ended June 30, 2013, from 1.1% for the year ended June 30, 2013.

Change in contingent consideration was income of $2.8 million for the year ended June 30, 2013, an increase of 213.9% from $0.9 million for the year ended June 30, 2013. As a percentage of net transportation revenue, change in contingent consideration increased to 3.2% for the year ended June 30, 2013, from 1.0% for the year ended June 30, 2013.

Income from operations was $7.3 million for the year ended June 30, 2013, compared to income from operations of $6.2 million for the year ended June 30, 2012.

Other expense was $1.3 million for the year ended June 30, 2013, compared to other income of $1.5 million for the year ended June 30, 2012.

Net income was $3.6 million for the year ended June 30, 2013, compared to net income of $2.5 million for the year ended June 30, 2012.

The following table provides a reconciliation for the fiscal years ended June 30, 2013 and 2012 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Years ended June 30,		Change
	2013	2012	Amount	Percent
Net transportation revenue	$88,859	$92,463	$(3,604)	(3.9%)

Net income	$3,565	$2,538	$1,027	40.5%
Income tax expense	2,314	1,914	400	20.9%
Net interest expense	2,007	1,872	135	7.2%
Depreciation and amortization	4,016	4,744	(728)	(15.3%)

EBITDA	$11,902	$11,068	$834	7.5%

Share-based compensation	372	315	57	18.1%
Change in contingent consideration	(2,825)	(900)	(1,925)	213.9%
Gain on litigation settlement, net	(368)	—	368	NM
Lease termination costs	1,439	—	1,439	NM
Acquisition related costs	105	424	(319)	(75.2%)

Adjusted EBITDA	$10,625	$10,907	$(282)	(2.6%)

Adjusted EBITDA as a % of net transportation revenue	12.0%	11.8%

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended June 30, 2013 was $2.9 million, compared to net cash provided by operating activities for the year ended June 30, 2012 of $3.6 million. The change was principally driven by an increase in our net income adjusted for amortization, contingent consideration, lease termination costs, and changes in operating assets and liabilities.

Net cash used for investing activities was $2.5 million for the year ended June 30, 2013, compared to $11.5 million for the year ended June 30, 2012. Use of cash in 2013 consisted of $0.7 million related to the acquisitions of Marvir and IFS, the purchase of $0.3 million of fixed assets, and $0.4 million paid in earn-outs to the former shareholders of acquired operations, and the $1.1 million integration payment to the former shareholders of DBA. Use of cash in 2012 consisted of $7.7 million related to the acquisition of ISLA, $2.6 million related to the purchase of ALBS, the purchase of $0.7 million of fixed assets, and $0.5 million paid in earn-outs to the former shareholders of acquired operations.

Net cash provided by financing activities for the year ended June 30, 2013 was $0.6 million compared to $7.6 million for the year ended June 30, 2012. Cash from financing activities in 2013 consisted of proceeds from our Credit Facility of $1.4 million, repayments of notes payable to former shareholders of $0.8 million, $0.1 million in non-controlling interest distributions, and proceeds of $0.1 million related to the exercise of stock options. Cash from financing activities in 2012 consisted of repayments to our Credit Facility of $0.6 million and proceeds from the issuance of debt to Caltius of $9.4 million, repayments of notes payable to former shareholders of $0.9 million, $0.2 million in non-controlling interest distributions, and $0.1 million of costs of the shelf registration.

Acquisitions

Below are descriptions of recent material acquisitions including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.

Effective September 1, 2008, we acquired all of the outstanding stock of Adcom Express, Inc. The transaction was valued at up to $11.05 million, consisting of: (i) $4.75 million in cash paid at the closing; (ii) $0.25 million in cash payable shortly after the closing, subject to adjustment, based upon the working capital of Adcom as of August 31, 2008; (iii) up to $2.8 million in four “Tier-1 Earn-Out Payments” of up to $0.7 million each, covering the four year earn-out period through 2012, based upon Adcom achieving certain levels of “Gross Profit Contribution” (as defined in the agreement), payable 50% in cash and 50% in shares of our common stock (valued at delivery date); (iv) a “Tier-2 Earn-Out Payment” of up to a maximum of $2.0 million, equal to 20% of the amount by which the Adcom cumulative Gross Profit Contribution exceeds $16.56 million during the four year earn-out period; and (v) an “Integration Payment” of $1.25 million payable on the earlier of the date certain integration targets are achieved or 18 months after the closing, payable 50% in cash and 50% in our shares of our common stock (valued at delivery date).

Through the final earn-out period of June 30, 2012, the former Adcom shareholders earned a total of $2,318,365 in base earn-out payments. Of this amount, $1,319,195 was paid in cash and $999,170 was settled in stock through the year ended June 30, 2013.

On April 6, 2011, we closed on an Agreement and Plan of Merger (the “DBA Agreement”) pursuant to which we acquired DBA Distribution Services, Inc. (“DBA”), a privately-held New Jersey corporation founded in 1981. At the time of the acquisition DBA serviced a diversified account base including manufacturers, distributors and retailers through a combination of company-owned logistics offices located in Somerset, New Jersey and Los Angeles, California and twenty-four agency offices located across North America. For financial accounting purposes, the transaction was deemed to be effective as of April 1, 2011. The shares of DBA were acquired by the Company via a merger transaction pursuant to which DBA was merged into a newly-formed subsidiary of the Company. The $12.0 million purchase price consisted of $5.4 million paid in cash at closing, the delivery of $4.8 million in Company notes (payable in principal installments of $1.6 million on the anniversary date over the next three years plus interest at a rate of 6.5% per annum) and $1.8 million payable in cash in connection with the achievement of certain integration milestones to be paid within 180 days after the milestones have been achieved; however, no later than the 18th month following the closing. In May 2011, the Company elected to satisfy $2.4 million of the Company notes through the issuance of 1,071,429 shares of the Company’s common stock. The remaining notes payable of $767,091 are payable during the year ending June 30, 2014. The remaining Company notes may be subject to acceleration upon occurrence of a “Corporate Transaction” (as defined in notes), which includes a future sale of DBA or the Company, or certain changes in corporate control.

On December 1, 2011, we acquired substantially all of the assets of Laredo, Texas based ISLA International, Ltd. (“ISLA”), a privately-held company founded in 1996. At the time of the acquisition, ISLA provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and will serve as our gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $15.0 million, consisting of: (i) cash of $7.657 million paid at closing; (ii) $1.325 million paid through the issuance of 552,333 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.975 million in aggregate “Tier-1 Earn-Out Payments” covering the four-year earn-out period immediately following closing, based upon the acquired ISLA business unit generating a “Modified Gross Profit Contribution” (as defined within the Asset Purchase Agreement) of $6.928 million for each twelve month earn-out period following closing; and (iv) a “Tier-2 Earn-Out Payment” after the fourth anniversary of the closing, equal to 20% of the amount by which the aggregate “Modified Gross Profit Contribution” of the acquired ISLA business unit during the four-year earn-out period exceeds $27.711 million, with such payment not to exceed $2.0 million. The various Tier-1 Earn-Out Payments and the Tier-2 Earn-Out Payment shall be made in a combination of cash and our common stock, as we may, at our sole discretion, elect to satisfy up to 25% of each of the earn-out payments through the issuance of our common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

On February 27, 2012, through a wholly-owned subsidiary, RGL, the Company acquired substantially all of the assets of New York based Brunswicks Logistics, Inc. d/b/a ALBS Logistics Company (“ALBS”), a privately-held company founded in 1997. At the time of the acquisition, ALBS provided a full range of domestic and international transportation and logistics services across North America to a diversified account base including manufacturers, distributors and retailers from its strategic international gateway location at New York-JFK airport. The transaction was structured as an asset purchase and valued at up to approximately $7.275 million, consisting of: (i) cash of $2.655 million paid at closing; (ii) $295,000 paid through the issuance of 142,489 shares of our restricted stock on the three-month anniversary of the closing (valued based upon a 30-day volume weighted average price calculated preceding the delivery of the shares); (iii) up to $3.325 million in aggregate “Tier-1 Earn-Out Payments” covering the four-year earn-out period immediately following closing; and (iv) a “Tier-2 Earn-Out Payment” after the fourth anniversary of the closing, with such payment not to exceed $1.0 million.

Credit Facility

In August 2013, we obtained a new Credit Facility, consisting of a $30.0 million revolving credit facility, including a $2.0 million sublimit to support letters of credit and matures on the earlier of 1) six months prior to the December 1, 2016 maturity of the Senior Subordinated Notes, or 2) August 1, 2018. The Credit Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. Borrowings under the Credit Facility accrue interest, at the Company’s option, at the bank’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Credit Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries and provides for advances of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivable.

Under the terms of the Credit Facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an Event of Default was to occur.

The co-borrowers of the Credit Facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Transportation Services (“RTS”, f/k/a Radiant Logistics Global Services, Inc.), Adcom Express, Inc. (d/b/a Adcom Worldwide), Radiant Customs Services, Inc., DBA (d/b/a Distribution by Air), International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc. and RLP. RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC (“RCP”), an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the Credit Facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the Credit Facility, including those advanced to RLP.

As of August 31, 2013, we have gross availability of $27.0 million, net of advances and letter of credit reserves of approximately $7.5 million for approximately $19.2 million in remaining availability under the Credit Facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

For additional information regarding the Credit Facility, see Note 6 and Note 14 to our consolidated financial statements contained elsewhere in this report.

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

Under the Caltius financing, we are subject to certain financial covenants, including funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants. The first financial covenant limits our ratio of “Funded Debt” (as defined therein) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 4.00 to 1, reducing to 3.75 to 1 at March 31, 2014 and 3.50 to 1 at March 31, 2015. The second financial covenant limits our ratio of Senior Debt (defined as amounts borrowed from BofA and the Senior Subordinated Notes) to consolidated EBITDA (as adjusted) and measured on a rolling four quarter basis to 3.50 to 1, reducing to 3.25 to 1 on March 31, 2014 and 3.00 to 1 on March 31, 2015. The third financial covenant requires that we maintain a basic fixed charge coverage ratio of at least 1.05 to 1.0.

Under the Investment Agreement, we also issued 500,000 restricted shares our common stock to Caltius.

For additional information regarding the Caltius Financing, see Note 6 to our consolidated financial statements contained elsewhere in this report.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Not Applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2013, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2013, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	49	Chief Executive Officer and Chairman of the Board of Directors
Stephen P. Harrington	56	Director
Jack Edwards	68	Director
Daniel Stegemoller	59	Senior Vice President & Chief Operating Officer
Todd E. Macomber	49	Senior Vice President & Chief Financial Officer
Robert L. Hines Jr.	54	Senior Vice President & General Counsel

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

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2005. Mr. Crain brings nearly 20 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Managing Member of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the executive vice president and Chief Financial Officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001 he served as the Vice President and Treasurer of Florida East Coast Industries, Inc., a public company engaged in railroad and real estate businesses listed on the New York Stock Exchange. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. He also serves on the Board of Trustees for Eastside Preparatory School in Bellevue, Washington. Mr. Crain earned a Bachelor of Arts in Business Administration with and emphasis in Accounting from the University of Texas. As a result of these and other professional experiences, Mr. Crain possesses particular knowledge and experience in logistics management, industry trends, business operations and accounting that strengthen the Board’s collective qualifications, skills, and experience.

Stephen P. Harrington. Mr. Harrington was appointed as a director in October 2007. He served as the Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Zone Mining Limited, a publicly-traded Nevada corporation, from August 2006 until January 2007. Mr. Harrington graduated with a B.S. from Yale University in 1980. As a result of these and other professional experiences, Mr. Harrington possesses particular knowledge and experience in corporate governance and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Jack Edwards. Mr. Edwards was appointed as a director in December 2011. Mr. Edwards is an independent business executive who since 2002 has been providing strategic, investment and operational advisory services to a broad range of corporate and private equity clients and boards. From 2001 through 2002, he was the President and Chief Executive Officer of American Medical Response, Inc., a provider of private ambulatory services. Prior to this, Mr. Edwards served as the President and Chief Executive Officer at a variety of logistics and freight-forwarding companies, including Danzas Corporation and ITEL Transportation Group. Previously he held senior executive positions at Circle International, American President Lines and The Southern Pacific Transportation Company. Mr. Edwards has served as a director of several publicly-held corporations, including Laidlaw Inc. (NYSE), ITEL Corp. (NYSE) and Sun Gro Horticulture Canada Ltd. (TSX) where he served as Chairman of the Board. Mr. Edwards currently serves as a director for Adelante Media Group and Zonar Systems. Mr. Edwards received a Bachelor of Science in Food Science and Technology from the University of California, Davis, and a Masters of Business Administration in Marketing from the University of Oregon. As a result of these and other professional experiences, Mr. Edwards possesses particular knowledge and experience in the transportation and logistics industry, along with business combinations and financial management, that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

Dan Stegemoller. Mr. Stegemoller has served as our Senior Vice President and Chief Operating Officer since August 2007, and previously held the position of Vice President, beginning November 2004, prior to the Company’s acquisition of Airgroup. He has over 35 years of experience in the transportation industry. Prior to joining Airgroup, from 1973 through 1983, he served in numerous positions at FedEx where his last position was Director of Operations overseeing one of the mid-west territories. From 1983 through 1991, Mr. Stegemoller served in a variety of roles including Vice President of Customer Service managing a call center for Purolator/

Emery Air/CF Airfreight, from 1991 to 1992 as Director of Customer Service for First Data/American Express, from 1992 to 1993 as Regional Vice President for Towne Air Freight, and from 1993 until 2004, Mr. Stegemoller served as Senior Vice President of Sales and Marketing for Forward Air, a high-service level contractor to the air cargo industry.

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

Robert L. Hines, Jr. Mr. Hines became our Senior Vice President, General Counsel and Secretary in May 2013. Prior to joining us, Mr. Hines, from 2004 to 2013, served as Managing/Principal Attorney for T-Mobile USA, Inc., the nation’s fourth largest telecommunications carrier, where he supported machine-to-machine (IoT) sales, federal government sales, and multinational sales initiatives. Prior to that, he served in a variety of legal roles, including serving as the General Counsel and Secretary of Multiple Zones International (NASDAQ). He earned a Bachelor of Arts degree from the University of North Carolina at Chapel Hill and a Juris Doctor and Masters of Business Administration from Vanderbilt University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Principal Stockholders” and “Executive Compensation — Securities authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the captions “Corporate Governance” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the captions “Principal Accounting Fees and Services” is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Radiant Logistics, Inc., and DBA Acquisition Corp. and the Principal Shareholders of DBA Distribution Services, Inc., and EBCP I, LLC, as Shareholders’ Agent		8-K		2.1	3/31/11

2.2	Asset Purchase Agreement by and among Radiant Global Logistics, Inc., and ISLA International, Ltd.		8-K		2.1	11/15/11

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.2	7/19/11

3.4	Certificate of Merger dated April 6, 2011 between DBA Distribution Services, Inc. and DBA Acquisition Corp.		8-K		2.3	4/12/11

3.5	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.1	Investor Rights Agreement dated December 1, 2011 by and between Radiant Logistics, Inc. and Caltius Partners IV, LP		8-K		4.1	12/7/11

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.8	1/18/06

10.3	Letter Agreement dated June 10, 2011; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.1	6/10/12

10.4	Employment Agreement dated effective November 15, 2011, by and between Radiant Global Logistics, Inc. and Jonathan Fuller		8-K		10.1	12/7/11

10.5	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Dan Stegemoller		8-K		10.1	5/14/12

10.6	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber		8-K		10.2	5/14/12

10.7	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Alesia Pinney		8-K		10.1	5/14/12

10.8	Employment Agreement dated April 26, 2013 by and between Radiant Logistics, Inc. and Robert L. Hines Jr.		8-K		10.1	4/30/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.9	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.10	Discretionary Management Incentive Compensation Plan effective July 1, 2012		8-K		10.5	5/14/12

10.11	Loan and Security Agreement dated August 9, 2013 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc. and Bank of America, N.A.		8-K		10.1	8/14/13

10.12	Loan Agreement dated December 1, 2011 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.		8-K		10.2	12/7/11

10.13	First Loan Modification Agreement to Loan Agreement dated December 1, 2011 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.		10-Q	3/31/12	10.1	5/16/12

10.14	Second Loan Modification Agreement to Loan Agreement dated February 7, 2013 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.		10-Q	12/31/12	10.4	2/12/13

10.15	Subordination Agreement dated December 1, 2011 by and between Caltius Partners IV, LP, Caltius Partners Executive IV, LP, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.		8-K		10.3	12/7/11

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.16	Investment Agreement dated December 1, 2011 by and between Caltius Partners IV, LP, Caltius Partners Executive IV, LP, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., Radiant Customs Services, Inc., and Bank of America, N.A.		8-K		10.4	12/7/11

10.17	Senior Subordinated Notes		8-K		10.5 10.6	12/7/11

10.18	Promissory Note dated April 6, 2011 by and between Radiant Logistics, Inc. and EBCP I, LLC in its capacity as agent for the Shareholders of DBA Distribution Services, Inc.		8-K		2.2	4/12/11

10.19	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012		10-Q	12/31/12	10.1	2/12/13

10.20	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended		10-Q	12/31/12	10.2	2/12/13

10.21	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended		10-Q	12/31/12	10.3	2/12/13

10.22	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.5	2/12/13

10.23	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.6	2/12/13

10.24	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.7	2/12/13

10.25	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.8	2/12/13

10.26	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.9	2/12/13

10.27	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		DEF 14A		Annex A	10/9/12

14.1	Code of Business Conduct and Ethics		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Peterson Sullivan LLP	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation	X

101.DEF*	XBRL Taxonomy Extension Definition	X

101.LAB*	XBRL Taxonomy Extension Label	X

101.PRE*	XBRL Taxonomy Extension Presentation	X

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

RADIANT LOGISTICS, INC.

Date: September 30, 2013	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington Stephen P. Harrington	Director	September 30, 2013

/s/ Jack Edwards Jack Edwards	Director	September 30, 2013

/s/ Bohn H. Crain Bohn H. Crain	Chairman and Chief Executive Officer (Principal Executive Officer)	September 30, 2013

/s/ Todd E. Macomber Todd E. Macomber	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	September 30, 2013

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (“the Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income (operations), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ PETERSON SULLIVAN LLP

September 30, 2013

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,024,192	$66,888
Accounts receivable, net of allowance of $1,445,646 and $1,311,670, respectively	52,131,462	51,939,016
Current portion of employee and other receivables	328,123	201,451
Income tax deposit	—	11,248
Prepaid expenses and other current assets	2,477,904	2,573,531
Deferred tax asset	908,564	684,231

Total current assets	56,870,245	55,476,365

Furniture and equipment, net	1,289,818	1,735,157

Acquired intangibles, net	9,231,163	11,722,812
Goodwill	15,952,544	14,951,217
Employee and other receivables, net of current portion	72,433	162,088
Deposits and other assets	336,613	422,500
Deferred tax asset	—	33,259

Total long-term assets	25,592,753	27,291,876

Total assets	$83,752,816	$84,503,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$35,767,785	$39,702,020
Commissions payable	6,086,324	4,633,880
Other accrued costs	2,176,567	2,041,596
Income taxes payable	361,571	—
Current portion of notes payable to former shareholders of DBA	767,091	767,092
Current portion of contingent consideration	305,000	—
Current portion of lease termination liability	305,496	—
Amounts due to former shareholders of acquired operations	—	2,664,224
Other current liabilities	—	64,392

Total current liabilities	45,769,834	49,873,204

Notes payable and other long-term debt, net of current portion and debt discount	17,213,424	16,257,695
Contingent consideration, net of current portion	3,720,000	6,200,000
Lease termination liability, net of current portion	505,353	—
Deferred rent liability	583,401	680,521
Deferred tax liability	73,433	—
Other long-term liabilities	2,610	89,887

Total long-term liabilities	22,098,221	23,228,103

Total liabilities	67,868,055	73,101,307

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 and 50,000,000 shares authorized. 33,348,166 and 33,025,865 issued and outstanding, respectively	14,803	14,481
Additional paid-in capital	13,873,157	13,003,987
Deferred compensation	(14,252)	—
Retained earnings (deficit)	1,943,530	(1,713,928)

Total Radiant Logistics, Inc. stockholders’ equity	15,817,238	11,304,540

Non-controlling interest	67,523	97,551

Total stockholders’ equity	15,884,761	11,402,091

Total liabilities and stockholders’ equity	$83,752,816	$84,503,398

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Income (Operations)

	YEAR ENDED JUNE 30, 2013	YEAR ENDED JUNE 30, 2012
Revenue	$310,835,104	$297,003,096
Cost of transportation	222,402,301	212,294,364

Net revenues	88,432,803	84,708,732

Agent commissions	52,465,832	52,427,051
Personnel costs	16,111,370	13,191,851
Selling, general and administrative expenses	9,770,287	11,348,154
Depreciation and amortization	3,943,795	3,142,849
Transition and lease termination costs	1,544,454	1,018,298
Change in contingent consideration	(2,825,000)	(900,000)

Total operating expenses	81,010,738	80,228,203

Income from operations	7,422,065	4,480,529

Other income (expense):
Interest income	15,688	19,298
Interest expense	(2,015,944)	(1,269,439)
Gain on litigation settlement, net	368,162	—
Other	346,617	323,620

Total other expense	(1,285,477)	(926,521)

Income before income tax expense	6,136,588	3,554,008

Income tax expense	(2,371,158)	(1,474,820)

Net income	3,765,430	2,079,188

Less: Net income attributable to non-controlling interest	(107,972)	(177,794)

Net income attributable to Radiant Logistics, Inc.	$3,657,458	$1,901,394

Net income per common share – basic	$0.11	$0.06
Net income per common share – diluted	$0.10	$0.05

Weighted average shares outstanding:
Basic shares	33,120,767	32,260,375
Diluted shares	35,690,119	35,113,021

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Stockholders’ Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	DEFERRED COMPENSATION	RETAINED EARNINGS (DEFICIT)	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance as of June 30, 2011	31,676,438	$18,051	$11,060,701	$(1,407,455)	$—	$(3,615,322)	$93,757	$6,149,732
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $2.29 per share	134,475	134	308,414	—	—	—	—	308,548
Issuance of common stock related to funding for ISLA acquisition at $2.35 per share	500,000	500	1,174,500	—	—	—	—	1,175,000
Issuance of common stock related to purchase of ISLA at $2.40 per share	552,333	552	1,324,448	—	—	—	—	1,325,000
Issuance of common stock related to purchase of ALBS at $2.07 per share	142,489	143	294,857	—	—	—	—	295,000
Share-based compensation	—	—	225,991	—	—	—	—	225,991
Exercise of stock options	20,130	20	5,658	—	—	—	—	5,678
Tax benefit from exercise of stock options	—	—	11,954	—	—	—	—	11,954
Retirement of treasury stock	—	(4,919)	(1,402,536)	1,407,455	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(174,000)	(174,000)
Net income for the year ended June 30, 2012	—	—	—	—	—	1,901,394	177,794	2,079,188

Balance as of June 30, 2012	33,025,865	$14,481	$13,003,987	$—	—	$(1,713,928)	$97,551	$11,402,091
Issuance of common stock to the former Adcom shareholder per earn-out agreement at $1.71 per share	252,362	252	431,860	—	—	—	—	432,112
Share-based compensation	—	—	358,388	—	—	—	—	358,388
Grant of restricted stock awards at $1.62 per share	15,565	16	25,199	—	(25,215)	—	—	—
Amortization of deferred compensation	—	—	—	—	10,963	—	—	10,963
Exercise of stock options	30,000	30	4,770	—	—	—	—	4,800
Cashless exercise of stock options	24,374	24	(24)	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	48,977	—	—	—	—	48,977
Distributions to non-controlling interest	—	—	—	—	—	—	(138,000)	(138,000)
Net income for the year ended June 30, 2013	—	—	—	—	—	3,657,458	107,972	3,765,430

Balance as of June 30, 2013	33,348,166	$14,803	$13,873,157	$—	$(14,252)	$1,943,530	$67,523	$15,884,761

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	YEAR ENDED JUNE 30, 2013	YEAR ENDED JUNE 30, 2012
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,657,458	$1,901,394
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	369,351	225,991
amortization of intangibles	3,314,616	2,636,145
depreciation and leasehold amortization	629,179	506,704
deferred income tax (benefit)	(300,269)	(61,320)
amortization of loan fees and original issue discount	280,790	143,852
change in contingent consideration	(2,825,000)	(900,000)
gain on litigation settlement	(698,623)	—
lease termination costs	1,439,018	—
change in non-controlling interest	107,972	177,794
loss on disposal of fixed assets	13,061	—
change in (recovery of) provision for doubtful accounts	133,976	(280,565)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(484,383)	(10,081,398)
employee and other receivables	(37,017)	48,801
income tax deposit and income taxes payable	372,819	(345,247)
prepaid expenses, deposits and other assets	183,253	(772,082)
accounts payable and accrued transportation costs	(4,044,136)	11,003,181
commissions payable	1,390,029	(602,575)
other accrued costs	134,971	48,902
other liabilities	(62,843)	(135,927)
deferred rent liability	(1,237)	48,891
lease termination liability	(674,349)	—

Net cash provided by operating activities	2,898,636	3,562,541

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during fiscal year 2013, net of acquired cash of $3,278	(625,128)	—
Acquisition of ISLA International, Ltd.	—	(7,656,582)
Acquisition of Brunswicks Logistics, Inc. d/b/a/ ALBS Logistics, Inc.	—	(2,655,000)
Purchase of furniture and equipment	(323,430)	(701,062)
Payments to former shareholders of acquired operations	(1,583,489)	(515,525)

Net cash used for investing activities	(2,532,047)	(11,528,169)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	1,442,030	(617,858)
Proceeds from debt issuance to Caltius, net of debt issuance costs of $637,407	—	9,362,593
Repayments of notes payable to former shareholders of DBA	(767,092)	(865,817)
Distributions to non-controlling interest	(138,000)	(174,000)
Cost of shelf registration statement	—	(124,219)
Proceeds from exercise of stock options	4,800	5,678
Tax benefit from exercise of stock options	48,977	11,954

Net cash provided by financing activities	590,715	7,598,331

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	957,304	(367,297)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	66,888	434,185

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,024,192	$66,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,332,558	$1,910,955
Interest paid	$1,735,500	$879,796

(continued)

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

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

The Company continues to seek additional companies as suitable acquisition candidates and has completed seven acquisitions since its acquisition of Airgroup. In November 2007, the Company acquired certain assets of Automotive Services Group in Detroit, Michigan to service the automotive industry. In September 2008, the Company acquired Adcom Express, Inc. d/b/a Adcom Worldwide (“Adcom”), adding an additional 30 locations across North America and augmenting the Company’s overall domestic and international freight forwarding capabilities. In April 2011, the Company acquired DBA Distribution Services, Inc., d/b/a Distribution by Air (“DBA”), adding an additional 26 locations across North America, further expanding the Company’s physical network and service capabilities. In December 2011, the Company acquired Laredo, Texas based ISLA International, Ltd. (“ISLA”) to serve as the Company’s gateway to Mexico. In February 2012, the Company acquired New York-JFK based Brunswicks Logistics, Inc. d/b/a ALBS Logistics, Inc. (“ALBS”), a strategic location for domestic and international logistics services. In November 2012, the Company acquired certain assets of Los Angeles, California based Marvir Logistics, Inc., (“Marvir”) an independent operating partner since 2006. On December 31, 2012, the Company acquired International Freight Systems of Oregon, Inc. (“IFS”) an independent operating partner since January 2007.

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

The Company’s growth strategy will continue to focus on both organic growth and growth through acquisitions. For organic growth, the Company will focus on strengthening and retaining existing, and expanding new, customer agency relationships. Since the Company’s acquisition of Airgroup in January 2006, the Company has focused its efforts on the build-out of its network of independent agency offices, as well as enhancing its back-office infrastructure, transportation and accounting systems. In addition to the focus on organic growth, the Company will continue to search for targets that fit within its acquisition criteria.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by RGL, and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 8), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

For purposes of the statements of cash flows, cash equivalents include all highly-liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $4,775,189 and $4,275,239 as of June 30, 2013 and 2012, respectively.

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

The Company derives a substantial portion of its revenue through independently-owned agent offices operating under the various Company brands. Each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each office is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% – 10%) of the office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the agency agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. Currently, a number of the Company’s agency offices have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount. The Company is currently in collection proceedings against two customers who owe the Company approximately $1.1 million. The Company has expensed its portion of these amounts. While there can be no assurance as to the amount that may be recovered in the future, the Company does not believe its exposure to these customers will be material based upon, among others: (i) the Company’s historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of June 30, 2013, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

	2013	2012
Goodwill, beginning of year	$14,951,217	$6,650,008
2013 acquisitions	1,001,327	—
ISLA acquisition	—	5,095,870
ALBS acquisition	—	2,341,115
Adcom earn-out	—	864,224

Goodwill, end of year	$15,952,544	$14,951,217

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2013.

j)	Business Combinations

The Company accounts for business combinations using the purchase method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of income.

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

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by our acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of income.

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

2014	$1,284,589
2015	922,951
2016	473,238
2017	313,648
2018	325,239
Thereafter	977,017

Total minimum lease payments	$4,296,682

Rent expense amounted to $1,895,590 and $2,025,548 for the years ended June 30, 2013 and 2012.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the year ended June 30, 2013, the Company recorded a lease termination liability of $1,334,490 related to the lease termination, and paid $674,349 of the liability.

m)	401(k) Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. During the years ended June 30, 2013 and 2012, the Company’s contributions under the plans were $266,788 and $176,855, respectively.

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

All other revenue, including revenue from other value added services including brokerage, warehousing and fulfillment services, is recognized upon completion of the service.

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

The Company recorded share-based compensation expense of $369,351 and $225,991 for the years ended June 30, 2013 and 2012, respectively.

q)	Basic and Diluted Income Per Share

Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock awards and stock options, had been issued and if the additional common shares were dilutive.

For the year ended June 30, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,690,119 shares of common stock, including unvested restricted stock awards and options to purchase 5,255,781 shares of common stock as of June 30, 2013, of which 1,334,522 were excluded as their effect would have been antidilutive. For the year ended June 30, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,113,021 shares of common stock, including options to purchase 4,873,174 shares of common stock as of June 30, 2012, of which 1,190,803 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Year ended June 30, 2013	Year ended June 30, 2012
Weighted average basic shares outstanding	33,120,767	32,260,375
Dilutive effect of share-based awards	2,569,352	2,852,646

Weighted average dilutive shares outstanding	35,690,119	35,113,021

r)	Comprehensive Income

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

The Company incurred $1,018,298 of non-recurring transition and lease termination costs for the year ended June 30, 2012, consisting principally of personnel, general and administrative costs that were eliminated in connection with the winding down of DBA’s historical back-office operations and transitioning them to the corporate headquarters. These costs are reported as a separate line item on the face of the Company’s consolidated statements of income.

Acquisition of ISLA International, Ltd.

On December 1, 2011, through a wholly-owned subsidiary, RGL, the Company acquired the operations and substantially all of the assets of Laredo, Texas based ISLA, a privately-held company founded in 1996. At the time of the acquisition, ISLA provided bilingual expertise in both north and south bound cross-border transportation and logistics services to a diversified account base including manufacturers in the automotive, appliance, electronics and consumer packaged goods industries from its strategically-aligned location in Laredo, Texas and serves as the Company’s gateway to the Mexico markets. The transaction was structured as an asset purchase and valued at up to approximately $14.957 million, consisting of $7.657 million paid in cash at closing, $1.325 million paid through the issuance of the Company’s common stock, and up to $5.975 million in aggregate earn-out payments covering the four-year earn-out period immediately following closing. The various earn-out payments shall be made in a combination of cash and common stock, as the Company may elect to satisfy up to 25% of each of the earn-out payments through the issuance of its common stock valued based upon a 30-day volume weighted average price to be calculated preceding the delivery of the shares.

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

Fiscal Year 2013 Acquisitions

During fiscal year 2013, the Company made two business acquisitions. Effective November 1, 2012, we acquired the assets and operations of our Los Angeles, California operating partner Marvir. Effective December 31, 2012, we acquired the stock of our Portland, Oregon operating partner IFS. The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred
Cash, net of cash acquired	$625,128
Accounts receivable	400,260
Contingent consideration	650,000

Total	$1,675,388

The contingent consideration arrangements may require the Company to pay a total of an additional $1,500,000 in cash if each of the fiscal year 2013 acquisitions meets the specified operating objectives and financial results in their respective purchase agreements. The purchase price allocations for the fiscal year 2013 acquisitions are as follows:

Current assets	$181,623
Furniture and equipment	12,000
Intangibles	822,967
Goodwill	1,001,327

Total assets acquired	2,017,917
Current liabilities	109,901
Due to former shareholders of subsidiaries	50,000
Long-term deferred tax liability	182,628

Total liabilities acquired	342,529

Net assets acquired	$1,675,388

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase.

In December 2012, the Company combined our two company-owned locations in Los Angeles. The Company recorded non-recurring transition and lease termination costs of $1,544,454 for the year ended June 30, 2013. The costs consist of future rent expenses emanating from the relocation of the former DBA facility in Los Angeles to a new location of $1,334,490, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations in Los Angeles of $105,436, and a loss on disposal of furniture and equipment of $104,528. The lease termination costs and the related liabilities are recorded separately in the accompanying consolidated financial statements.

NOTE 4 –    FURNITURE AND EQUIPMENT

	June 30, 2013	June 30, 2012
Vehicles	$30,288	$30,288
Communication equipment	36,341	30,006
Office equipment	313,721	529,716
Furniture and fixtures	197,710	212,058
Computer equipment	621,511	715,854
Computer software	1,816,332	1,698,123
Leasehold improvements	752,723	846,659

	3,768,626	4,062,704
Less: Accumulated depreciation and amortization	(2,478,808)	(2,327,547)

Furniture and equipment, net	$1,289,818	$1,735,157

Depreciation and amortization expense related to furniture and equipment was $629,179 and $506,704 for the years ended June 30, 2013 and 2012, respectively.

NOTE 5 –    ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, ISLA, ALBS, Marvir and IFS:

	Year ended June 30, 2013		Year ended June 30, 2012
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$19,505,640	$10,511,810	$18,712,673	$7,275,865
Covenants not to compete	450,000	212,667	420,000	133,996

Total	$19,955,640	$10,724,477	$19,132,673	$7,409,861

Aggregate amortization expense:
For the year ended June 30, 2013		$3,314,616
For the year ended June 30, 2012		$2,636,145

Aggregate amortization expense for the years ended June 30:
2014		$2,350,175
2015		1,849,111
2016		2,954,003
2017		1,966,974
2018		110,900

Total		$9,231,163

NOTE 6 –    NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	June 30, 2013	June 30, 2012
Notes Payable – Caltius	$10,000,000	$10,000,000
Less: Original Issue Discount, net	(899,700)	(1,081,739)
Less: Debt Issuance Costs, net	(488,065)	(586,816)

Total Caltius Senior Subordinated Notes, net	8,612,235	8,331,445
Notes Payable – DBA shareholders	767,091	1,534,183
Long-Term Credit Facility	8,601,189	7,159,159

Total notes payable and other long-term debt	17,980,515	17,024,787
Less: Current portion	(767,091)	(767,092)

Total notes payable and other long-term debt	$17,213,424	$16,257,695

Future maturities of notes payable and other long-term debt for the years ending June 30 are as follows, without giving consideration to the refinancing of the Long-Term Credit Facility:

2014	$767,091
2015	8,601,189
2016	—
2017	10,000,000

$19,368,280

Bank of America – Credit Facility

As of June 30, 2013, the Company has a $20.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”). The Credit Facility includes a $1.0 million sublimit to support letters of credit and matures November 30, 2014, however was refinanced subsequent to year end (see Note 14). Borrowings accrue interest, at the Company’s option, at the Lender’s prime rate minus 0.75% to plus 0.50% or LIBOR plus 1.75% to 3.00%, and can be adjusted based on the Company’s performance relative to certain financial covenants. The Credit Facility is collateralized by the Company’s accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to up to 80% of eligible domestic accounts receivable and up to 60% of eligible foreign accounts receivable, and is available to fund future acquisitions, capital expenditures or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2013, the Company was in compliance with all of its covenants.

The Company had $8,601,189 and $7,159,159 in advances under the Credit Facility as of June 30, 2013 and 2012, respectively.

As of June 30, 2013, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $11,112,011 available for borrowing under the Credit Facility based on advances outstanding.

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

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2013, the Company was in compliance with all of its covenants under the Investment Agreement.

DBA – Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable quarterly. The Company elected to satisfy $2.4 million of the notes through the issuance of the Company’s common stock. The principal amount of the notes is payable annually on April 6 with the final installment due in fiscal year 2014.

NOTE 7 –     STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of June 30, 2013 and 2012, none of the shares were issued or outstanding.

Common Stock

In November 2012, the Company’s stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of common stock available for issuance from 50,000,000 shares to 100,000,000 shares.

Common Stock Repurchase Program

During 2013, the Company’s Board of Directors approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. No shares have been repurchased during the year ended June 30, 2013.

During 2009, the Company’s Board of Directors approved a stock repurchase program, pursuant to which up to 5,000,000 shares of its common stock could be repurchased under the program through December 31, 2010. The 4,919,239 shares held in treasury were retired during the year ended June 30, 2012.

NOTE 8 –     VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by RGL and 60% by RCP, a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprises, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the Committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties.

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

For the year ended June 30, 2013, RLP recorded $179,954 in profits, of which RCP’s distributable share was $107,972. For the year ended June 30, 2012, RLP recorded $296,323 in profits, of which Mr. Crain’s distributable share was $177,794. The non-controlling interest recorded as a reduction of income on the consolidated statements of income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP as of June 30:

	2013	2012
ASSETS
Accounts receivable	$—	$1,226
Accounts receivable – Radiant Logistics	118,791	183,987
Prepaid expenses and other current assets	875	1,947

Total assets	$119,666	$187,160

LIABILITIES AND PARTNERS’ CAPITAL
Other accrued costs	$7,128	$24,575

Total liabilities	7,128	24,575
Partners’ capital	112,538	162,585

Total liabilities and partners’ capital	$119,666	$187,160

NOTE 9 –     FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2013
	Level 3	Total
Contingent consideration	$4,025,000	$4,025,000

	Fair Value Measurements as of June 30, 2012
	Level 3	Total
Contingent consideration	$6,200,000	$6,200,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next three fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of income. The Company recorded a decrease to contingent consideration of $2,825,000 and $900,000 for the years ended June 30, 2013 and 2012, respectively, primarily for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of the acquisitions not meeting their anticipated financial targets and additionally management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $11,800,000 through earn-out periods measured through February 2016.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, July 1, 2011	$—
Increase related to accounting for acquisitions	7,100,000
Change in fair value	(900,000)

Balance, June 30, 2012	$6,200,000

Increase related to accounting for acquisitions	650,000
Change in fair value	(2,825,000)

Balance, June 30, 2013	$4,025,000

NOTE 10 –     PROVISION FOR INCOME TAXES

	June 30, 2013	June 30, 2012
Current deferred tax assets:
Allowance for doubtful accounts	$549,345	$498,435
Accruals	243,130	185,796
Deferred rent	116,089	—

Total current deferred tax assets	$908,564	$684,231

Long-term deferred tax assets (liabilities):
Share-based compensation	$580,202	$431,009
Fixed asset basis differences	(387,526)	(483,486)
Goodwill deductible for tax purposes	384,349	459,554
Intangibles	(958,812)	(493,345)
Deferred rent	413,726	258,598
Other, net	(105,372)	(139,071)

Net long-term deferred tax assets (liabilities)	$(73,433)	$33,259

Income tax expense attributable to operations is as follows:

	Year ended June 30, 2013	Year ended June 30, 2012
Current:
Federal	$2,186,852	$1,374,450
State	484,575	161,700
Deferred:
Federal	(268,663)	(54,865)
State	(31,606)	(6,465)

Net income tax expense	$2,371,158	$1,474,820

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30, 2013	Year ended June 30, 2012
Tax expense at statutory rate	$2,048,307	$1,147,912
Permanent differences	34,825	29,939
Change in income taxes due to IRS audit	—	59,013
State income taxes	298,960	162,235
Other	(10,934)	75,721

Net income tax expense	$2,371,158	$1,474,820

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2010 through June 30, 2013.

NOTE 11 –     SHARE-BASED COMPENSATION

The Company has two stock-based plans: the 2005 Stock Incentive Plan (“2005 Plan”) and the 2012 Stock Option and Performance Award Plan (“2012 Plan”). Each plan authorizes the granting of up to 5,000,000 shares of the Company’s common stock. The plans provide for the grant of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance shares and performance units. Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five year period from the date of grant.

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During the year ended June 30, 2013, the Company recognized share-based compensation expense of $10,963 related to stock awards. The following table summarizes stock award activity under the plan for the year ended June 30, 2013:

	Number of Shares	Weighted Average Grant- date Fair value
Balance, July 1, 2012	—	$—
Granted	15,565	1.65
Vested	(4,761)	1.65

Balance, June 30, 2013	10,804	$1.65

Stock Options

During the years ended June 30, 2013 and 2012, the Company recognized share-based compensation expense related to stock options of $358,388 and $225,991, respectively. The following table summarizes the activity under the plan:

	Year ended June 30, 2013		Year ended June 30, 2012
	Granted Shares	Weighted Average Exercise Price	Granted Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,873,174	$0.95	3,865,242	$0.58
Granted	746,688	1.80	1,094,278	2.25
Exercised	(70,000)	(0.18)	(20,130)	(0.28)
Forfeited	(294,081)	(1.68)	(66,216)	(0.58)

Outstanding at end of year	5,255,781	$1.05	4,873,174	$0.95

Exercisable at end of year	3,613,287	$0.65	3,261,834	$0.55

Non-vested at end of year	1,642,494	$1.88	1,611,340	$1.76

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30, 2013	Year ended June 30, 2012
Risk-Free Interest Rates	1.01%-1.35%	(0.82)%-(0.39)%
Expected Term	6.5yrs	6.5yrs
Expected Volatility	65.45%-68.49%	58.8%-71.8%
Expected Dividend Yield	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

As of June 30, 2013, the Company had approximately $1,709,000 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.59 years.

The following table summarizes outstanding and exercisable options by price range as of June 30, 2013:

					Exercisable Options
Exercise Prices	Number Outstanding as of June 30, 2013	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2013	Number Exercisable as of June 30, 2013	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2013
$0.00 - $0.24	461,000	5.01	$0.18	$816,170	421,000	4.96	$0.18	$745,370
$0.25 - $0.49	790,000	3.94	0.40	1,224,300	700,000	3.66	0.42	1,074,000
$0.50 - $0.74	1,216,100	2.67	0.52	1,737,935	1,200,553	2.61	0.52	1,716,947
$0.75 - $0.99	1,000,000	2.30	0.75	1,200,000	1,000,000	2.30	0.75	1,200,000
$1.00 - $1.24	10,000	3.22	1.01	9,400	10,000	3.22	1.01	9,400
$1.25 - $1.49	159,811	8.19	1.34	97,377	43,974	7.65	1.30	28,583
$1.50 - $1.74	33,991	9.37	1.53	14,276	—	—	—	—
$1.75 - $1.99	545,586	9.70	1.93	10,542	10,000	8.84	1.84	1,100
$2.00 - $2.24	271,322	8.77	2.11	—	54,299	8.77	2.11	—
$2.25 - $2.49	767,971	8.34	2.36	—	173,461	8.28	2.35	—

Total	5,255,781	5.08	$1.05	$5,110,000	3,613,287	3.45	$.65	$4,775,400

NOTE 12 –     CONTINGENCIES

Legal Proceedings

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following certain procedural motions, two of our wholly-owned subsidiaries, DBA and RGL, intervened and filed a Second Amendment Counterclaim in the lawsuit. After further procedural matters were addressed, the claims that remain at issue are: (1) DBA’s statutory trade secret misappropriation claim against Ms. Pollara, Santini Productions, and Oceanair; (2) RGL’s and DBA’s claims for interference with contractual relations against Oceanair; and (3) RGL’s and DBA’s claim for inducement to breach contract against Oceanair. The parties are awaiting a trial date.

In addition to the foregoing, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions of ISLA, ALBS, Marvir and IFS (see Note 3) contain future consideration provisions which provide for the selling shareholder(s) to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of income. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2014	2015	2016	Total
Earn-out payments:
Cash	$253	$673	$2,582	$3,508
Equity	55	58	540	653

Total estimated earn-out payments(1)	$308	$731	$3,122	$4,161

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 13 –     OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company continues to operate in a single operating segment.

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Year ended June 30:
Revenue	$167,386	$169,159	$143,449	$127,844	$310,835	$297,003
Cost of transportation	109,996	110,538	112,406	101,756	222,402	212,294

Net revenue	$57,390	$58,621	$31,043	$26,088	$88,433	$84,709

NOTE 14 –     SUBSEQUENT EVENT

On August 9, 2013, the Company secured a new $30.0 million senior credit facility (the “Subsequent Credit Facility”) with Bank of America, N.A. (the “Lender”) to replace the existing $20.0 million Credit Facility. The Subsequent Credit Facility includes a $2.0 million sublimit to support letters of credit and matures the earlier of 1) six months prior to the December 1, 2016 maturity of the Senior Subordinated Notes, or 2) August 1, 2018.

Through the first anniversary of the Subsequent Credit Facility, borrowings accrue interest, at the Company’s option, at the Lender’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Subsequent Credit Facility is collateralized by the Company’s accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivables. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Subsequent Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Subsequent Credit Facility, incur indebtedness from other lenders, and make acquisitions.

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