Form 10-Q
period 2013-09-30
RADIANT LOGISTICS, INC
filed 2013-11-13
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

There were 33,625,218 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of November 8, 2013.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	SEPTEMBER 30,	JUNE 30,

	2013	2013

ASSETS

Current assets:

Cash and cash equivalents	$8,794,717	$1,024,192

Accounts receivable, net of allowance of $1,626,774 and $1,445,646, respectively	49,003,432	52,131,462

Current portion of employee and other receivables	322,104	328,123

Prepaid expenses and other current assets	2,726,662	2,477,904

Deferred tax asset	1,025,184	908,564

Total current assets	61,872,099	56,870,245

Furniture and equipment, net	1,203,877	1,289,818

Acquired intangibles, net	8,530,683	9,231,163

Goodwill	15,952,544	15,952,544

Employee and other receivables, net of current portion	57,085	72,433

Deposits and other assets	636,904	336,613

Total long-term assets	25,177,216	25,592,753

Total assets	$88,253,192	$83,752,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued transportation costs	$33,424,145	$35,767,785

Commissions payable	4,914,736	6,086,324

Other accrued costs	2,241,762	2,176,567

Income taxes payable	830,043	361,571

Current portion of notes payable to former shareholders of DBA	767,091	767,091

Current portion of contingent consideration	317,433	305,000

Current portion of lease termination liability	303,391	305,496

Total current liabilities	42,798,601	45,769,834

Notes payable and other long-term debt, net of current portion and debt discount	23,739,415	17,213,424

Contingent consideration, net of current portion	3,512,567	3,720,000

Lease termination liability, net of current portion	456,737	505,353

Deferred rent liability	577,517	583,401

Deferred tax liability	39,416	73,433

Other long-term liabilities	2,610	2,610

Total long-term liabilities	28,328,262	22,098,221

Total liabilities	71,126,863	67,868,055

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	SEPTEMBER 30,	JUNE 30,

	2013	2013

Stockholders’ equity:

Radiant Logistics, Inc. stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 33,348,166 shares issued and outstanding	14,803	14,803

Additional paid-in capital	14,005,085	13,873,157

Deferred compensation	(12,991)	(14,252)

Retained earnings	3,035,267	1,943,530

Total Radiant Logistics, Inc. stockholders’ equity	17,042,164	15,817,238

Non-controlling interest	84,165	67,523

Total stockholders’ equity	17,126,329	15,884,761

Total liabilities and stockholders’ equity	$88,253,192	$83,752,816

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

	2013	2012

Revenue	$76,701,861	$79,148,458
Cost of transportation	53,481,360	56,910,016

Net revenues	23,220,501	22,238,442

Agent commissions	13,634,772	13,295,325
Personnel costs	4,099,746	3,757,372
Selling, general and administrative expenses	2,656,191	2,900,237
Depreciation and amortization	830,098	1,119,804
Change in contingent consideration	(195,000)	50,000

Total operating expenses	21,025,807	21,122,738

Income from operations	2,194,694	1,115,704

Other income (expense):
Interest income	2,500	4,073
Interest expense	(521,163)	(495,331)
Other	84,183	148,972

Total other expense	(434,480)	(342,286)

Income before income tax expense	1,760,214	773,418

Income tax expense	(651,835)	(340,004)

Net income	1,108,379	433,414

Less: Net income attributable to non-controlling interest	(16,642)	(30,261)

Net income attributable to Radiant Logistics, Inc.	$1,091,737	$403,153

Net income per common share – basic and diluted	$.03	$.01

Weighted average shares outstanding:
Basic shares	33,337,362	33,031,110
Diluted shares	35,987,483	35,602,281

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS

	COMMON STOCK		ADDITIONAL PAID-IN	DEFERRED	RETAINED	NON-CONTROLLING	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	COMPENSATION	EARNINGS	INTEREST	EQUITY

Balance as of June 30, 2013	33,348,166	$14,803	$13,873,157	$(14,252)	$1,943,530	$67,523	$15,884,761

Share-based compensation	-	-	131,928	-	-	-	131,928

Amortization of deferred compensation	-	-	-	1,261	-	-	1,261

Net income for the three months ended September 30, 2013	-	-	-	-	1,091,737	16,642	1,108,379

Balance as of September 30, 2013	33,348,166	$14,803	$14,005,085	$(12,991)	$3,035,267	$84,165	$17,126,329

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,

	2013	2012
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
Net income	$1,091,737	$403,153
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
share-based compensation expense	133,189	101,501
amortization of intangibles	700,480	957,095
depreciation and leasehold amortization	129,618	162,709
deferred income tax benefit	(150,637)	(374,068)
amortization of loan fees and original issue discount	85,844	66,008
change in contingent consideration	(195,000)	50,000
change in non-controlling interest	16,642	30,261
change in (recovery of) provision for doubtful accounts	181,128	157,575
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	2,946,902	(2,021,730)
employee and other receivables	21,367	(51,062)
income tax deposit and income taxes payable	468,472	251,327
prepaid expenses, deposits and other assets	(266,882)	(1,197,353)
accounts payable and accrued transportation costs	(2,343,640)	1,139,028
commissions payable	(1,171,588)	283,302
other accrued costs	65,195	54,285
other liabilities	-	(15,766)
deferred rent liability	(5,884)	1,569
lease termination liability	(50,721)	-

Net cash provided by (used for) operating activities	1,656,222	(2,166)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Purchase of furniture and equipment	(43,677)	(200,749)

Net cash used for investing activities	(43,677)	(200,749)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	8,157,980	812,504
Repayments of notes payable	(2,000,000)	-

Net cash provided by financing activities	6,157,980	812,504

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,770,525	609,589

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,192	66,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,794,717	$676,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$334,000	$462,445
Interest paid	$417,952	$429,046

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services through a network of company-owned and independent agent offices operating under the Radiant, Airgroup, Adcom, DBA and On Time network brands. The Company also offers an expanding array of value-added supply chain management services, including customs and property brokerage, order fulfillment, inventory management and warehousing.

Through the Company’s operating locations across North America, the Company offers domestic and international air, ocean and ground freight forwarding to a large and diversified account base consisting of manufacturers, distributors and retailers. The Company’s primary business operations involve arranging the shipment, on behalf of their customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. The Company provides a wide range of value-added logistics solutions to meet customers’ specific requirements for transportation and related services, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems.

The Company’s value-added logistics solutions are provided through their multi-brand network of company-owned and independent agent offices, using a network of independent air, ground and ocean carriers and international operating partners strategically positioned around the world. The Company creates value for their customers and independent agents through, among other things, customized logistics solutions, global reach, brand awareness, purchasing power, and infrastructure benefits, such as centralized back-office operations, and advanced transportation and accounting systems.

The Company’s growth strategy will continue to focus on a combination of both organic and acquisition initiatives. For organic growth, the Company will focus on strengthening and retaining existing, and expanding new customer and agency relationships. In addition to its focus on organic growth, the Company will continue to search for acquisition candidates that bring critical mass from a geographic standpoint, purchasing power and/or complementary service offerings to the current platform. As the Company continues to grow and scale the business, the Company remains focused on leveraging its back-office infrastructure to drive productivity improvement across the organization. In addition, the Company is also developing density with in certain trade lanes which creates opportunities to more efficiently source and manage transportation capacity for existing freight volumes.

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by RGL, and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 7), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

c)          Fair Value of Financial Instruments

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs and amounts due to former shareholders of acquired operations approximate the carrying values due to the relatively short maturities of these instruments. The fair value of the Company’s credit facility, DBA notes payable, and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. The fair value of the subordinated Caltius notes payable is not practicable to determine given the complex terms associated with this instrument. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)          Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $2,222,614 and $4,775,189 as of September 30, 2013 and June 30, 2013, respectively.

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

h)          Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of September 30, 2013, management believes there are no indications of impairment.

i)          Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2013.

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

2014 (remaining portion)	$1,048,243
2015	1,056,043
2016	614,323
2017	325,463
2018	325,239
Thereafter	977,017

Total minimum lease payments	$4,346,328

Rent expense amounted to $359,344 and $536,907 for the three months ended September 30, 2013 and 2012, respectively.

l)          Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the three months ended September 30, 2013, the Company paid $50,721 of the liability.

m)          401(k) Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plans were $66,718 and $68,053 for the three months ended September 30, 2013 and 2012, respectively.

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

The Company recorded share-based compensation expense of $133,189 and $101,501 for the three months ended September 30, 2013 and 2012, respectively.

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

For the three months ended September 30, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,987,483, including options to purchase 5,785,780 shares of common stock as of September 30, 2013, of which 1,741,050 were excluded as their effect would have been anti-dilutive. For the three months ended September 30, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,602,281 shares of common stock, including options to purchase 4,948,719 shares of common stock as of September 30, 2012, of which 1,240,803 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30,

	2013	2012

Weighted average basic shares outstanding	33,337,362	33,031,110
Dilutive effect of share-based awards	2,650,121	2,571,171

Weighted average dilutive shares outstanding	35,987,483	35,602,281

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

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2013	June 30, 2013

Vehicles	$30,288	$30,288
Communication equipment	36,341	36,341
Office and warehouse equipment	313,721	313,721
Furniture and fixtures	197,710	197,710
Computer equipment	659,941	621,511
Computer software	1,819,639	1,816,332
Leasehold improvements	754,663	752,723

	3,812,303	3,768,626
Less: Accumulated depreciation and amortization	(2,608,426)	(2,478,808)

Furniture and equipment, net	$1,203,877	$1,289,818

Depreciation and amortization expense related to furniture and equipment was $129,618 and $162,709 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 4 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to the acquisitions of Airgroup, Automotive Services Group, Adcom, DBA, ISLA, ALBS, Marvir and IFS:

	September 30, 2013		June 30, 2013

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Customer related	$19,505,640	$11,195,790	$19,505,640	$10,511,810
Covenants not to compete	450,000	229,167	450,000	212,667

Total	$19,955,640	$11,424,957	$19,955,640	$10,724,477

Amortization expense amounted to $700,480 and $957,095 for the three months ended September 30, 2013 and 2012, respectively. Future amortization expense for the fiscal years ending June 30 are as follows:

2014 (remaining portion)	$1,649,695
2015	1,849,111
2016	2,954,003
2017	1,966,974
2018	110,900

$8,530,683

NOTE 5 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	September 30, 2013	June 30, 2013

Notes Payable – Caltius	$8,000,000	$10,000,000
Less: Original Issue Discount (net)	(849,412)	(899,700)
Less: Debt Issuance Costs (net)	(460,785)	(488,065)

Total Caltius Senior Subordinated Notes (net)	6,689,803	8,612,235
Notes Payable to former shareholders of DBA	767,091	767,091
Long-Term Credit Facility	17,049,612	8,601,189

Total notes payable and other long-term debt	24,506,506	17,980,515
Less: Current portion	(767,091)	(767,091)

Total notes payable and other long-term debt	$23,739,415	$17,213,424

Future maturities of notes payable and other long-term debt for the fiscal years ending June 30 and thereafter are as follows:

2014 (remaining portion)	$767,091
2015	-
2016	17,049,612
2017	8,000,000

$25,816,703

Bank of America Credit Facility

The Company has a $30.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”). The Credit Facility includes a $2.0 million sublimit to support letters of credit and matures the earlier of 1) six months prior to the December 1, 2016 maturity of the Senior Subordinated Notes, or 2) August 9, 2018.

Through the first anniversary of the Credit Facility, borrowings accrue interest, at the Company’s option, at the Lender’s prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Credit Facility is collateralized by the Company’s accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2013, the Company was in compliance with all of its covenants.

As of September 30, 2013, based on available collateral and $286,800 in outstanding letter of credit commitments, there was approximately $8,851,000 available for borrowing under the Credit Facility based on advances outstanding.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of ISLA, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the “Senior Subordinated Notes”), the net proceeds of which were primarily used to finance the cash payments due at closing of the ISLA transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the “Accrual Rate”), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the “Pay Rate”). The outstanding principal balance of the Senior Subordinated Notes will be increased by an amount (the “PIK Amount”) equal to the difference between interest accrued at the Accrual Rate and Interest Accrued at the Pay Rate unless the Company makes an election to pay the PIK Amount in cash. The Company has exercised its option to pay all PIK in cash. The Senior Subordinated Notes are non-amortizing, with all principal due upon maturity at December 1, 2016. The Company repaid $2.0 million of principal during the three months ended September 30, 2013.

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2013, the Company was in compliance with all of its covenants under the Investment Agreement.

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share. As of September 30, 2013 and June 30, 2013, none of the shares were issued or outstanding.

Common Stock Repurchase Program

The Company’s Board of Directors in November 2012 approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. No shares have been repurchased during the three months ended September 30, 2013.

NOTE 7 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

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

For the three months ended September 30, 2013, RLP recorded $27,737 in profits, of which RCP’s distributable share was $16,642. For the three months ended September 30, 2012, RLP recorded $50,435 in profits, of which RCP’s distributable share was $30,261. The non-controlling interest recorded as a reduction of income on the statements of operations represents RCP’s distributive share.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2013

	Level 3	Total

Contingent consideration	$3,830,000	$3,830,000

	Fair Value Measurements as of June 30, 2013

	Level 3	Total

Contingent consideration	$4,025,000	$4,025,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next three fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded a decrease to contingent consideration of $195,000 and an increase to contingent consideration of $50,000 for the three months ended September 30, 2013 and 2012, respectively, primarily for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of the acquisitions not meeting their anticipated financial targets and additionally management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

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

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent consideration
Balance, June 30, 2013	$4,025,000
Change in fair value	(195,000)

Balance, September 30, 2013	$3,830,000

NOTE 9 – PROVISION FOR INCOME TAXES

	Three months ended September 30,

	2013	2012

Current income tax expense	$802,472	$714,072
Deferred income tax benefit	(150,637)	(374,068)

Income tax expense	$651,835	$340,004

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2010 through June 30, 2013.

NOTE 10 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five-year period. During the three months ended September 30, 2013 and 2012, the Company recognized share-based compensation expense of $1,261 and $7,181, respectively, related to stock awards. During the three months ended September 30, 2013 there was no change to the 10,804 unvested shares.

Stock Options

In July 2013, the Company issued options to certain employees and directors to purchase 300,000 shares of common stock at an exercise price of $1.91 per share. In September 2013, the Company issued options to certain employees to purchase 229,999 shares of common stock at an exercise price of $2.20 per share. The options generally vest ratably over a five-year period.

During the three months ended September 30, 2013, the weighted average fair value per share of employee options granted was $1.26. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Three months ended September 30, 2013
Risk-Free Interest Rate	1.95% - 2.02%
Expected Term	6.5 years
Expected Volatility	64.60% - 64.91%
Expected Dividend Yield	0.00%

During the three months ended September 30, 2013 and 2012, the Company recognized share-based compensation expense related to stock options of $131,928 and $94,320, respectively. The following table summarizes activity under the plan for the three months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value

Outstanding as of June 30, 2013	5,255,781	$1.05	5.08 years	$5,110,000
Granted	529,999	2.04	10.00 years	-

Outstanding as of September 30, 2013	5,785,780	$0.88	5.37 years	$6,275,386

Exercisable as of September 30, 2013	3,662,932	$0.65	3.23 years	$5,715,131

NOTE 11 – CONTINGENCIES

Legal Proceedings

DBA Distribution Services, Inc.

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following certain procedural motions, two of our wholly-owned subsidiaries, DBA and RGL, intervened and filed a Second Amendment Counterclaim in the lawsuit. After further procedural matters were addressed, the claims that remain at issue are: (1) DBA’s statutory trade secret misappropriation claim against Ms. Pollara, Santini Productions, and Oceanair; (2) RGL’s and DBA’s claims for interference with contractual relations against Oceanair; and (3) RGL’s and DBA’s claim for inducement to breach contract against Oceanair. A trial date is scheduled for April 2014.

In addition to the foregoing, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions of ISLA, ALBS, Marvir, and IFS contain future consideration provisions which provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2014 (remaining)	2015	2016	Total
Earn-out payments (in thousands):
Cash	$259	$513	$2,578	$3,350
Equity	58	37	539	634

Total estimated earn-out payments(1)	$317	$550	$3,117	$3,984

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 12 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total

	2013	2012	2013	2012	2013	2012

Three months ended September 30:

Revenue	$44,505	$42,617	$32,197	$36,531	$76,702	$79,148

Cost of transportation	29,106	28,240	24,375	28,670	53,481	56,910

Net revenue	$15,399	$14,377	$7,822	$7,861	$23,221	$22,238

NOTE 13 – SUBSEQUENT EVENT

On October 1, 2013, through a wholly-owned subsidiary, the Company acquired the stock of On Time Express, Inc. The acquisition is valued at an aggregate base purchase price of up to $20.0 million, consisting of $7.0 million paid in cash at closing, $0.5 million paid through the issuance of 237,320 shares of common stock, $0.5 million held-back upon final determination of working capital, $2.0 million of notes payable to the former shareholders payable in four quarterly installments, and up to $10.0 million in Tier-1 earn-out payments covering the four-year earn-out period immediately following closing. In addition to the base purchase price, a Tier-2 earn-out payment can be earned if the cumulative adjusted EBITDA over the four year earn-out period exceeds the target. The results of operations for the business acquired will be included in our financial statements as of the date of purchase. The Company is in the process of valuing the assets acquired and liabilities assumed based on their estimated fair values at the date these financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “seek,” “see,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our independent agents; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2013. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

We are a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services through a network of company-owned and independent agent offices operating under the Radiant, Airgroup, Adcom, DBA and On Time network brands. We also offer an expanding array of value-added supply chain management services, including customs and property brokerage, order fulfillment, inventory management and warehousing.

Through our operating locations across North America, we offer domestic and international air, ocean and ground freight forwarding to a large and diversified account base consisting of manufacturers, distributors and retailers. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. We provide a wide range of value-added logistics solutions to meet customers’ specific requirements for transportation and related services, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems.

Our value-added logistics solutions are provided through our multi-brand network of company-owned and independent agent offices, using a network of independent air, ground and ocean carriers and international operating partners strategically positioned around the world. We create value for our customers and independent agents through, among other things, our customized logistics solutions, global reach, brand awareness, purchasing power, and infrastructure benefits, such as centralized back-office operations, and advanced transportation and accounting systems.

As we continue to grow and scale the business, we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In pursuing this opportunity, we recently launched an organic initiative to offer truck brokerage capabilities through our wholly-owned subsidiary, Radiant Transportation Services, Inc. in an effort to internalize a portion of purchased transportation expenditures with our unaffiliated third party truck brokers and expand the margin characteristics of our existing business.

Our most recent purchase was the acquisition of Phoenix, Arizona based On Time Express, Inc. (“On Time”). On Time is a solutions based logistics company that has developed a dedicated line -haul network that it leverages in delivering customized time critical domestic and international logistics solutions to an account base that includes customers in the aviation, aerospace, plastic injection molding, medical device, furniture and automotive industries. It is our expectation that On Time will continue to operate as a stand-alone business unit separate from RGL and in addition to supporting its own end customers, will also provide transportation capacity to our operating locations across North America via its dedicated line-haul network with LTL and expedited ground service. We believe that access to On Time ’s dedicated line-haul network will provide transportation capacity to our other operating locations across North America and serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional agent offices to our network.

Our growth strategy will continue to focus on both organic growth and growth through acquisition. For organic growth, we will focus on enhancing our back-office infrastructure, transportation and accounting systems, strengthening and retaining existing agency relationships, and expanding new customer agency relationships and limited expansion into strategic locations in Asia. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of independent agency offices, as well as enhancing our back-office infrastructure, transportation and accounting systems. In addition to the focus on organic growth, we also will continue to search for targets that fit within our acquisition criteria.

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

Further, the financial covenants of our senior subordinated notes are measured against adjusted EBITDA which excludes costs related to share-based compensation expense, change in contingent consideration, extraordinary items and other non-cash charges.

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

Results of Operations

Three months ended September 30, 2013 and 2012 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2013 and 2012 (actual and unaudited):

	Three months ended September 30,		Change

	2013	2012	Amount	Percent

Transportation revenue	$76,702	$79,148	$(2,446)	(3.1%)
Cost of transportation	53,481	56,910	(3,429)	(6.0%)

Net transportation revenue	$23,221	$22,238	$983	4.4%
Net transportation margins	30.3%	28.1%

We generated transportation revenue of $76.7 million and net transportation revenue of $23.2 million for the three months ended September 30, 2013, as compared to transportation revenue of $79.1 million and net transportation revenue of $22.2 million for the three months ended September 30, 2012. Domestic and international transportation revenue was $44.5 million and $32.2 million, respectively, for the three months ended September 30, 2013, compared to $42.6 million and $36.5 million, respectively, for the three months ended September 30, 2012. These changes in revenue are principally due to incremental decreased revenues associated with slower cross-border shipping into and out of Mexico, lower charter services and less project work.

Cost of transportation decreased 6.0% to $53.5 million for the three months ended September 30, 2013, compared to $56.9 million for the three months ended September 30, 2012. Net transportation margins increased to 30.3% of transportation revenue for the three months ended September 30, 2013, as compared to 28.1% of transportation revenue for the three months ended September 30, 2012. The decrease is due to decreased shipping volumes as reflected in our transportation revenues. The increase in margins is attributable to numerous factors, including differing product mixes of shipments throughout the quarter, specifically lower charter services and less project work that typically provide relatively low margins.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2013 and 2012 (actual and unaudited):

	Three months ended September 30,

	2013		2012		Change

	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$23,221	100.0%	$22,238	100.0%	$983	4.4%

Agent commissions	13,635	58.7%	13,295	59.8%	340	2.6%
Personnel costs	4,100	17.7%	3,758	17.0%	342	9.1%
Selling, general and administrative	2,656	11.4%	2,900	13.0%	(244)	(8.4%)
Depreciation and amortization	830	3.6%	1,120	5.0%	(290)	(25.9%)
Change in contingent consideration	(195)	(0.9%)	50	0.2%	(245)	(490.0%)

Total operating expenses	21,026	90.5%	21,123	95.0%	(97)	(0.5%)

Income from operations	2,195	9.5%)	1,115	5.0%	1,080	96.9%
Other expense	(434)	(1.9%)	(342)	(1.5%)	(92)	26.9%

Income before income taxes and non-controlling interest	1,761	7.6%	773	3.5%	988	127.8%
Income tax expense	(652)	(2.8%)	(340)	(1.6%)	(312)	91.8%

Income before non-controlling interest	1,109	4.8%	433	1.9%	676	156.1%
Non-controlling interest	(17)	(0.1%)	(30)	(0.1%)	13	(43.3%)

Net income	$1,092	4.7%	$403	1.8%	$689	171.0%

Agent commissions were $13.6 million for the three months ended September 30, 2013, an increase of 2.6% from $13.3 million for the three months ended September 30, 2012. Agent commissions as a percentage of net transportation revenue decreased to 58.7% for the three months ended September 30, 2013, from 59.8% for the comparable prior year period as a result of our acquisitions of Marvir and IFS, which historically were agency locations and now represent company-owned operations in Los Angeles and Portland, where commissions are not paid.

Personnel costs were $4.1 million for the three months ended September 30, 2013, an increase of 9.1% from $3.8 million for the three months ended September 30, 2012. Personnel costs as a percentage of net transportation revenue increased to 17.7% for the three months ended September 30, 2013, from 17.0% for the comparable prior year period. The increase is primarily attributable to higher personnel costs related to our acquisitions of Marvir and IFS, as well as a higher head-count at the corporate office and some company-owned locations.

Selling, general and administrative expenses were $2.7 million for the three months ended September 30, 2013, a decrease of 8.4% from $2.9 million for the three months ended September 30, 2012. Selling, general and administrative expenses as a percentage of net transportation revenue decreased to 11.4% for the three months ended September 30, 2013, from 13.0% for the comparable prior year period. The decrease is primarily attributable to savings associated with combining our two company-owned locations in Los Angeles, lower legal expenses, and lower uninsured loss claims, partially offset by higher bad debt expense, increased due diligence expenses associated with our recent acquisition, higher sales commissions, and higher travel expenses associated with our regional vice presidents

Depreciation and amortization costs were $0.8 million for the three months ended September 30, 2013, a decrease of 25.9% from $1.1 million for the three months ended September 30, 2012. Depreciation and amortization as a percentage of net transportation revenue decreased to 3.6% for the three months ended September 30, 2013, from 5.0% for the comparable prior year period. The decrease is primarily due to scheduled decreases in the amortization schedules associated with our acquisitions of Adcom, DBA and ISLA, offset by increases of our Marvir and IFS acquisitions.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $0.2 for the three months ended September 30, 2013 compared to expense of less than $0.1 million for the three months ended September 30, 2012. As a percentage of net transportation revenue, the change in contingent consideration was 0.9% for the three months ended September 30, 2013, from 0.2% for the three months ended September 30, 2012.

Income from operations was $2.2 million for the three months ended September 30, 2013, compared to income from operations of $1.1 million for the three months ended September 30, 2012, a 95.0% increase. The increase is attributable to several factors, favorable and unfavorable to us. Net revenues increased $1.0 million primarily due more favorable product mixes which contributed to higher margin for the current quarter. Agent commission expense was slightly higher due to greater net revenues based on product mix for the quarter. Personnel costs increased $0.3 million primarily due to increased personnel costs associated with the acquisitions of Mavir, and IFS as well as a higher head-count at the corporate office and some company-owned locations. Selling, general and administrative expenses decreased $0.2 million primarily due to a decrease in non-recurring legal expenses incurred in connection the DBA litigation, lower bad debt expense, and savings associated with combining our two company-owned locations in Los Angeles, lower uninsured claims offset by higher sales commissions, and higher travel expenses. Depreciation and amortization decreased $0.3 million primarily due to scheduled decreases in the amortization of intangibles for Adcom, DBA and ISLA, offset by increases of our Marvir and IFS acquisitions. Change in contingent consideration increased $0.2 million as a result of recent projections indicating some of the former shareholders of acquired operations are less likely to achieve their specified operating objectives.

Other expense was $0.4 million for the three months ended September 30, 2013, as compared to $0.3 million for the three months ended September 30, 2012. The change is primarily associated with the increases in foreign currency exchange charges. As a percentage of net transportation revenue, other expense was 1.9% for the three months ended September 30, 2013, up from 1.5% for the three months ended September 30, 2012.

Our net income was $1.1 million for the three months ended September 30, 2013, reflecting a 171.0% increase compared to net income of $0.4 million for the three months ended September 30, 2012, driven by increased operating income offset by slightly increased other expense and a significant increase in income tax expense.

The following table provides a reconciliation for the three months ended September 30, 2013 and 2012 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change

	2013	2012	Amount	Percent

Net transportation revenue	$23,221	$22,238	$983	4.4%

Net income	$1,092	$403	689	171.0%
Income tax expense	652	340	312	91.8%
Net interest expense	518	491	27	5.5%
Depreciation and amortization	830	1,120	(290)	(25.9%)

EBITDA	$3,092	$2,354	$738	31.4%

Share-based compensation	133	102	31	30.4%
Change in contingent consideration	(195)	50	(245)	(490.0%)
Acquisition related costs	66	-	66	NM

Adjusted EBITDA	$3,096	$2,506	590	23.5%

Adjusted EBITDA as a % of net transportation revenue	13.3%	11.3%

We had adjusted EBITDA of $3.1 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, extraordinary items, costs related to share-based compensation expense, and other non-cash charges. Our ability to generate adjusted EBITDA ultimately limits the amount of debt that we may carry and is a good indicator of our financial flexibility and capacity to complete additional acquisitions in compliance with our financing with Caltius Partners IV, LP and Caltius Partners

Executive IV, LP (the “Caltius Financing”). A violation of this covenant in the Caltius Financing would greatly limit our financial flexibility, reduce available liquidity, and absent a waiver, could give rise to an event of default under the Caltius Financing. For the foregoing reasons, we believe that the Caltius Financing is material to our operations and that adjusted EBITDA is important to an evaluation of our financial condition and liquidity. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.7 million for the three months ended September 30, 2013, compared to net cash used of less than $0.1 million for the three months ended September 30, 2012. The change was principally attributable to increases in our net income, decreases in our accounts receivable, accounts payable and commissions payable, changes to our income tax deposits and payables, changes in our prepaid expenses, deposits, and other assets, and changes in non-cash operating expenses.

Net cash used in investing activities was less than $0.1 million for the three months ended September 30, 2013, compared to net cash used of $0.2 million for the three months ended September 30, 2012. Use of cash for the three months ended September 30, 2013 consisted of the purchase of less than $0.1 million in furniture and equipment. Use of cash for the three months ended September 30, 2012 consisted of $0.2 million of furniture and equipment.

Net cash provided by financing activities was $6.2 million for the three months ended September 30, 2013, compared to net cash provided of $0.8 million for the three months ended September 30, 2012. The cash provided by financing activities for the three months ended September 30, 2013 consisted primarily of proceeds from the credit facility of $8.2 million and the repayment of $2.0 million on the Senior Subordinated Notes. Cash provided by financing activities for the three months ended September 30, 2012 consisted of net proceeds from our credit facility.

We believe that our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months.

Credit Facility and Senior Subordinated Notes

We have a $30.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”) that includes a $2.0 million sublimit to support letters of credit and matures on the earlier of (i) six months prior to the December 1, 2016 maturity of the senior subordinated notes issued under the Caltius Financing, or (ii) August 9, 2018. The Credit Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Credit Facility are available to fund future acquisitions, capital expenditures, repurchase of our stock or for other corporate purposes. Borrowings under the Credit Facility accrue interest, at the Company’s option, at the Lender’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on our fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Credit Facility provides for advances of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivable.

Under the terms of the Credit Facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an Event of Default was to occur.

We also have senior subordinated notes issued under the Caltius Financing of $10.0 million, the proceeds of which were primarily used to finance the ISLA transaction, of which we have repaid $2.0 million. The notes accrue interest at the rate of 13.5% per annum, are non-amortizing, and are due upon maturity at December 1, 2016.

For additional information regarding the Credit Facility and Caltius Financing, see Note 6 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013.

Acquisitions

Our agreements with respect to the acquisitions of ISLA, ALBS, Marvir and IFS contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2013, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against us seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, we filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (a company doing business with Santini Productions). Our counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and seeks damages in excess of $500,000. Following certain procedural motions, two of our wholly-owned subsidiaries, DBA and RGL, intervened and filed a Second Amendment Counterclaim in the lawsuit. After further procedural matters were addressed, the claims that remain at issue are: (1) DBA’s statutory trade secret misappropriation claim against Ms. Pollara, Santini Productions, and Oceanair; (2) RGL’s and DBA’s claims for interference with contractual relations against Oceanair; and (3) RGL’s and DBA’s claim for inducement to breach contract against Oceanair. A trial date is scheduled for April 2014.

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

Risks Related to our Business

We need to maintain our existing agent relationships and expand our agent network to increase revenues.

We sell our services through company-owned locations and through a network of independently-owned agent offices located throughout North America operating under our brands. We believe independent agent relationships will remain critical to our success for the foreseeable future. We have long-term contractual relationships with many of our agents. Although the terms of our agent agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as agent-funded reserves and indemnification obligations, and often include a personal guaranty of the station owner. Certain of our agent agreements are for defined terms, while others are subject to “evergreen” terms or contain automatic renewal provisions. In most situations, however, the agreements can be terminated by agents with prior notice, regardless of the stated term. While at times agency agreements technically expire, we endeavor to work with the agent to renew the agreement while continuing to operate pursuant to the most recent contract terms, based on historic and on-going course of dealings with the agent. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms as those previously agreed upon, if at all. Thus, we are subject to the risk of agency terminations and the failure or refusal of certain of our agents to renew their existing agreements. While we have no customers or agency locations that separately account for more than 10% of our consolidated revenues, we do have a number of customers and agency locations with significant volume and stature, the loss of one or more of which could materially and negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing agent relationships or enter into new agent relationships, or that new or renewed agent relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing agent relationships, renew existing agent relationships, or enter into new agent relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may suffer significantly.

We are a non-asset based transportation and logistics services company. As a result, we depend on a variety of asset-based third party carriers, whose actions we do not directly control.

The quality and profitability of our services depend upon effective selection, management and discipline of third party carriers. Changes in the financial stability, operating capabilities and capacity of our third party carriers could affect us in unpredictable ways, including volatility in pricing and challenge our ability to remain profitable. Any determination that our third party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Failure to comply with obligations as an “indirect carrier” could result in penalties and fines and limit our ability to ship freight.

We are regulated, among other things, as “indirect air carriers” by the Transportation Security Administration of the Department of Homeland Security. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We actively monitor our compliance and the compliance of our subsidiaries with such agency requirements to ensure that we, our subsidiaries, and our independent agents satisfactorily complete applicable security requirements and satisfy applicable qualifications and implement the required policies and procedures. We rely on our agent stations to comply with such requirements, however, and we do not actively monitor compliance by our independent agents until we are made aware that there is an inspection by such agencies or we are notified of a potential violation. These agencies generally require companies to fulfill these qualifications prior to and while operating as a freight forwarder. Failure to comply with such requirements, policies and procedures could result in penalties and fines. To date, a limited number of our independent agents have been out of compliance with the “indirect air carrier” regulations, resulting in small fines to us, which are then charged to the independent agents. While we are working with our independent agents to eliminate any additional violations, there is no assurance that additional violations will not take place, which could result in penalties or fines or, in the extreme case, limits on our ability to ship freight.

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. As a result, our quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Economic recessions and other factors that reduce freight volumes could have a material adverse impact on our business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

•

A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected.

•

Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•

A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

•

We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other primarily variable expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

We face intense competition in the freight forwarding, logistics and supply chain management industry.

The freight forwarding, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding situations, soliciting bids from a number of competitors, including competitors that are larger than us.

Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

•

competition with other transportation services companies, some of which have a broader coverage network, a wider range of services, more fully developed information technology systems and greater capital resources than we do;

•

reduction by our competitors of their rates to gain business, especially during times of declining growth rates in the economy, which reductions may limit our ability to maintain or increase rates, maintain our operating margins or maintain significant growth in our business;

•

shift in the business of shippers to asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity;

•	solicitation by shippers of bids from multiple transportation providers for their shipping needs and the resulting depression of freight rates or loss of business to competitors; and

•	establishment by our competitors of cooperative relationships to increase their ability to address shipper needs.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment (including wage-and-hour litigation relating to independent contractor drivers, sales representatives, brokerage agents and other individuals), personal injury, property damage, business practices, environmental liability and other matters. Any material litigation could have a material adverse effect on our business, results of operations, financial condition or cash flows.

If we are unable to maintain our brand images and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain the image of the Radiant, Airgroup, Adcom, DBA and On Time brands and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brands and may cause customers to use other freight-forwarding companies. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brands.

Our Credit Facility and Caltius Financing contain financial covenants that may limit current availability and impose ongoing operational limitations and risk of compliance.

We currently maintain a $30.0 million revolving Credit Facility, which includes a $2.0 million sublimit to support letters of credit. Under the terms of the Credit Facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an event of default was to occur.

Our compliance with the financial covenants of our Credit Facility is particularly important given the materiality of this facility to our day-to-day operations and overall acquisition strategy. Our debt capacity, subject to the requisite collateral at an advance rate of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivables, is limited to a multiple of our consolidated EBITDA (as adjusted) as measured on a rolling four quarter basis. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

Under our Credit Facility, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the credit facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) the amount available under the credit facility after the pro forma effect of such dividend is equal to the greater of 20% of the borrowing base under the credit facility or $5,000,000.

In connection with our acquisition of the assets and operations of ISLA International, Ltd. in December 2011, we entered into an investment agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP, collectively referred to herein as Caltius, pursuant to which we borrowed $10.0 million in exchange for a series of senior subordinated notes. Under the Caltius financing, we are subject to certain financial covenants, including funded leverage ratio covenants, senior funded leverage ratio covenants and fixed charges ratio covenants.

We operate with a significant amount of indebtedness, which is secured by our accounts receivable and other assets, subject to variable interest rates and contain restrictive covenants.

Our substantial indebtedness could have adverse consequences, such as:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our Credit Facility, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as our borrowings on our Credit Facility is at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	restrict us from making strategic acquisitions, buying assets or pursuing business opportunities;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•

violating covenants in our financing agreements could have a material adverse effect on our business, financial condition and results of operations; including substantially increasing our cost of borrowing and restricting our future operations, if not cured or waived. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Accordingly, we may not be able to fully repay our debt obligations, if some or all of our debt obligations are accelerated upon an event of default.

Terrorist attacks and other acts of violence or war may affect our operations and our profitability.

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. Congress has mandated 100% security screening of air cargo traveling on passenger airlines effective July 31, 2010, and for ocean freight effective July 2012, which may increase costs associated with our air and freight forwarding operations. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

Risks Related to our Acquisition Strategy

Acquisition of On Time Express, Inc.

On October 1, 2013, we purchased 100% of the capital stock of On Time, our largest acquisition to date, which will operate as our wholly-owned subsidiary. Payment of the full purchase price is contingent upon On Time achieving certain profitability targets, which it may not be able to achieve. There can be no assurance of On Time’s ability following the acquisition to maintain and grow its revenues and operating margins in a manner consistent with its most recent operating results, our ability to integrate On Time’s operations with our historic operations, or our ability to realize cost synergies through On Time’s line-haul network, as well as the effect that the acquisition may have on On Time’s existing customers and employees.

Historically, On Time’s business has been dependent on a small number of customers

A significant portion of On Time’s revenues are derived from a relatively small number of customers. On Time does not have long-term contracts with such customers and the relationships could be terminated at any time. A significant loss of business from, or adverse performance by, any of On Time’s large volume customers could have a material adverse effect on On Time’s financial condition and results of operations. The failure to retain the business of these major customers may also have an adverse effect on On Time’s financial results if we are unable to replace these customers or if new customers are not as profitable. On Time is also subject to credit risk associated with customer concentration. If one or more of its largest customers were to become bankrupt, insolvent or otherwise unable to pay for the services provided, On Time may incur significant write-offs of accounts receivable that may have a material adverse effect on its financial condition, results of operations or cash flows.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

10.1	Loan and Security Agreement, dated as of August 9, 2013, by and among Bank of America, N.A., the Company and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on August 14, 2013)	Form 8-K filed on August 14, 2013

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	XBRL Taxonomy Extension Label	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 13, 2013	/s/ Bohn H. Crain Bohn H. Crain Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	/s/ Todd E. Macomber Todd E. Macomber Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation