Form 10-Q
period 2013-12-31
RADIANT LOGISTICS, INC
filed 2014-02-13
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

There were 33,669,581 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of February 11, 2014.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	DECEMBER 31, 2013	JUNE 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,838,784	$1,024,192
Accounts receivable, net of allowance of $1,044,203 and $1,455,646, respectively	50,298,466	52,131,462
Current portion of employee and other receivables	469,150	328,123
Prepaid expenses and other current assets	2,230,766	2,477,904
Deferred tax asset	837,391	908,564

Total current assets	65,674,557	56,870,245

Furniture and equipment, net	1,376,020	1,289,818

Acquired intangibles, net	15,599,346	9,231,163
Goodwill	26,802,045	15,952,544
Employee and other receivables, net of current portion	37,742	72,433
Deposits and other assets	700,002	336,613

Total long-term assets	43,139,135	25,592,753

Total assets	$110,189,712	$83,752,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$36,929,007	$35,767,785
Commissions payable	5,308,050	6,086,324
Other accrued costs	2,340,752	2,176,567
Income taxes payable	744,943	361,571
Current portion of notes payable to former shareholders of acquired operations	2,767,091	767,091
Amounts due to former shareholders of acquired operations	1,369,613	-
Current portion of contingent consideration	1,609,000	305,000
Current portion of lease termination liability	303,862	305,496

Total current liabilities	51,372,318	45,769,834

Notes payable and other long-term debt, net of current portion and debt discount	8,713,630	17,213,424
Contingent consideration, net of current portion	8,886,000	3,720,000
Lease termination liability, net of current portion	364,868	505,353
Deferred rent liability	572,097	583,401
Deferred tax liability	2,902,426	73,433
Other long-term liabilities	2,610	2,610

Total long-term liabilities	21,441,631	22,098,221

Total liabilities	72,813,949	67,868,055

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets (continued)

(unaudited)

	DECEMBER 31, 2013	JUNE 30, 2013
Stockholders’ equity:
Radiant Logistics, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 and 0 shares issued and outstanding, respectively, liquidation preference of $20,980,000	839	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 33,645,497 and 33,348,166 shares issued and outstanding, respectively	15,100	14,803
Additional paid-in capital	34,032,411	13,873,157
Deferred compensation	(11,730)	(14,252)
Retained earnings	3,298,840	1,943,530

Total Radiant Logistics, Inc. stockholders’ equity	37,335,460	15,817,238

Non-controlling interest	40,303	67,523

Total stockholders’ equity	37,375,763	15,884,761

Total liabilities and stockholders’ equity	$110,189,712	$83,752,816

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2013	2012	2013	2012

Revenue	$84,143,519	$78,177,757	$160,845,380	$157,326,215
Cost of transportation	59,777,636	56,652,509	113,258,996	113,562,525

Net revenues	24,365,883	21,525,248	47,586,384	43,763,690

Agent commissions	12,906,080	13,183,721	26,540,852	26,479,046
Personnel costs	5,396,200	4,188,218	9,887,803	8,302,496
Selling, general and administrative expenses	2,686,711	2,183,890	4,951,045	4,727,221
Depreciation and amortization	1,241,656	1,015,367	2,071,754	2,135,171
Transition and lease termination costs	-	1,544,454	-	1,544,454
Change in contingent consideration	(17,567)	(325,000)	(212,567)	(275,000)

Total operating expenses	22,213,080	21,790,650	43,238,887	42,913,388

Income (loss) from operations	2,152,803	(265,402)	4,347,497	850,302

Other income (expense):
Interest income	2,128	5,059	4,628	9,132
Interest expense	(495,293)	(512,690)	(1,016,456)	(1,008,021)
Loss on write-off of debt discount	(1,238,409)	-	(1,238,409)	-
Gain on litigation settlement, net	-	368,162	-	368,162
Other	8,563	62,766	92,746	211,738

Total other expense	(1,723,011)	(76,703)	(2,157,491)	(418,989)

Income (loss) before income tax benefit (expense)	429,792	(342,105)	2,190,006	431,313

Income tax benefit (expense)	(150,081)	397,656	(801,916)	57,652

Net income	279,711	55,551	1,388,090	488,965

Less: Net income attributable to non-controlling interest	(16,138)	(34,771)	(32,780)	(65,032)

Net income attributable to Radiant Logistics, Inc.	$263,573	$20,780	$1,355,310	$423,933

Net income per common share – basic and diluted	$.01	$.00	$.04	$.01

Weighted average shares outstanding:
Basic shares	33,601,956	33,041,430	33,469,659	33,036,270
Diluted shares	36,466,123	35,384,437	36,226,803	35,493,359

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	NON- CONTROLLING INTEREST	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT

Balance as of June 30, 2013	-	$-	33,348,166	$14,803	$13,873,157	$(14,252)	$1,943,530	$67,523	$15,884,761

Issuance of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock at $25.00 per share, net of underwriting and offering costs of $1,659,341	839,200	839	-	-	19,319,820	-	-	-	19,320,659

Issuance of common stock related to the purchase of On Time acquisition at $2.11 per share	-	-	237,320	237	499,763	-	-	-	500,000

Share-based compensation	-	-	-	-	274,665	-	-	-	274,665

Amortization of deferred compensation	-	-	-	-	-	2,522	-	-	2,522

Cashless exercise of stock options	-	-	60,011	60	(60)	-	-	-	-

Tax benefit from exercise of stock options	-	-	-	-	65,066	-	-	-	65,066

Distributions to non-controlling interest	-	-	-	-	-	-	-	(60,000)	(60,000)

Net income for the six months ended December 31, 2013	-	-	-	-	-	-	1,355,310	32,780	1,388,090

Balance as of December 31, 2013	839,200	$839	33,645,497	$15,100	$34,032,411	$(11,730)	$3,298,840	$40,303	$37,375,763

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	SIX MONTHS ENDED DECEMBER 31,

	2013	2012

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,355,310	$423,933
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	277,187	204,744
amortization of intangibles	1,807,817	1,802,890
depreciation and leasehold amortization	263,937	332,281
deferred income tax benefit	(204,234)	(1,234,288)
amortization of loan fees and original issue discount	172,412	134,735
loss on write-off of debt discount	1,238,409	-
change in contingent consideration	(212,567)	(275,000)
gain on litigation settlement	-	(698,623)
lease termination costs	-	1,439,018
change in non-controlling interest	32,780	65,032
change in (recovery of) provision for doubtful accounts	(418,463)	322,960
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	5,318,516	6,549,210
employee and other receivables	(81,336)	(61,921)
income tax deposit and income taxes payable	510,372	(139,296)
prepaid expenses, deposits and other assets	323,161	8,631
accounts payable and accrued transportation costs	(434,082)	(5,278,076)
commissions payable	(778,274)	(139,792)
other accrued costs	(83,128)	(5,034)
other liabilities	(857)	(29,135)
deferred rent liability	(11,304)	4,268
lease termination liability	(142,119)	-

Net cash provided by operating activities	8,933,537	3,426,537

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of On Time Express, Inc., net of acquired cash	(6,952,056)	-
Acquisitions during fiscal year 2013, net of acquired cash	-	(596,722)
Purchase of furniture and equipment	(69,665)	(272,594)
Payments to former shareholders of acquired operations	-	(432,112)

Net cash used for investing activities	(7,021,721)	(1,301,428)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Repayments to credit facility, net of credit fees	(163,353)	(389,410)
Proceeds from preferred stock, net of offering costs	19,320,659	-
Repayment of notes payable	(10,000,000)	-
Payments of contingent consideration	(259,596)	-
Distributions to non-controlling interest	(60,000)	(78,000)
Tax benefit from exercise of stock options	65,066	-

Net cash provided by (used for) financing activities	8,902,776	(467,410)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,814,592	1,657,699

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,192	66,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,838,784	$1,724,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$430,502	$1,367,945
Interest paid	$1,091,266	$851,166

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

In October 2013, the Company issued 237,320 shares of common stock at a fair value of $2.11 per share in satisfaction of $500,000 of the On Time Express, Inc. purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $237 and an increase to additional paid-in capital of $499,763.

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

The fair values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs and amounts due to former shareholders of acquired operations approximate the carrying values due to the relatively short maturities of these instruments. The fair value of the Company’s credit facility and other long-term liabilities would not differ significantly from the recorded amount if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $5,140,107 and $4,775,189 as of December 31, 2013 and June 30, 2013, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of December 31, 2013, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2013.

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

2014 (remaining portion)	$947,247
2015	1,402,656
2016	854,323
2017	565,463
2018	565,239
Thereafter	1,037,017

Total minimum lease payments	$5,371,945

Rent expense amounted to $486,616 and $845,960 for the three and six months ended December 31, 2013, respectively. Rent expense amounted to $619,338 and $1,156,245 for the three and six months ended December 31, 2012, respectively.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the three and six months ended December 31, 2013, the Company paid $91,398 and $142,119 of the liability.

m)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. The Company’s contributions under the plans were $86,689 and $153,407 for the three and six months ended December 31 2013, respectively, and were $50,104 and $118,157 for the three and six months ended December 31, 2012, respectively.

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

The Company recorded share-based compensation expense of $143,998 and $277,187 for the three and six months ended December 31, 2013. The Company recorded share-based compensation expense of $103,243 and $204,744 for the three and six months ended December 31, 2012.

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

For the three months ended December 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 36,466,123, including options to purchase 5,965,710 shares of common stock as of December 31, 2013, of which 1,015,971 were excluded as their effect would have been anti-dilutive. For the three months ended December 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,384,437, including options to purchase 5,136,884 shares of common stock as of December 31, 2012, of which 1,304,513 were excluded as their effect would have been anti-dilutive.

For the six months ended December 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 36,226,803, including options to purchase 5,965,710 shares of common stock as of December 31, 2013, of which 1,378,511 were excluded as their effect would have been anti-dilutive. For the six months ended December 31, 2012, the weighted average outstanding number of potentially dilutive common shares totaled 35,493,359, including options to purchase 5,136,884 shares as of December 31, 2012, of which 1,272,658 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Weighted average basic shares outstanding	33,601,956	33,041,430	33,469,659	33,036,270
Dilutive effect of share-based awards	2,864,167	2,343,007	2,757,144	2,457,089

Weighted average dilutive shares outstanding	36,466,123	35,384,437	36,226,803	35,493,359

r)	Other Comprehensive Income

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

NOTE 3 – BUSINESS ACQUISITIONS

Acquisition of On Time Express, Inc.

On October 1, 2013, through a wholly-owned subsidiary, Radiant Transportation Services, Inc., the Company acquired the stock of On Time Express, Inc. (On Time), a privately-held Arizona corporation founded in 1982. On Time has an extensive, dedicated line-haul network that it leverages in delivering customized time critical domestic and international logistics solutions to an account base that includes customers in the aviation, aerospace, plastic injection molding, medical device, furniture and automotive industries. The base purchase price is valued at up to approximately $20.0 million, consisting of: $7.0 million paid in cash at closing, $0.5 million paid through the issuance of the Company’s common stock, $0.5 million payable as a working capital holdback plus a dollar-for-dollar payment of any working capital in excess of $750,000, $2.0 million in notes payable, and up to $10.0 million in aggregate Tier-1 earn-out payments following the four-year earn-out period immediately following closing. In addition, the transaction also provides for a Tier-2 earn-out payment calculated as 50% of the excess over a base target amount of $16,000,000 in cumulative earnings during the four-year Tier-1 earn-out period. The earn-out payments shall be made in a combination of cash and common stock, as the Company may elect to satisfy up to 25% of each Tier-1 earn-out payments and 50% of the Tier-2 earn-out payment through the issuance of its common stock valued based upon a 25-day volume weighted average price to be calculated preceding the delivery of the shares.

The transaction was financed with proceeds from the senior credit facility. The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred
Cash, net of cash acquired	$6,952,056
Notes payable	2,000,000
Stock payable	500,000
Working capital holdback	1,311,776
Contingent consideration	7,000,000

Total	$17,763,832

The fair value of the financial assets acquired included receivables with a fair value of $3,067,057. The gross amount due under the receivables was $3,084,077, of which $17,020 is expected to be uncollectible. The fair values of the intangible assets were estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions.

The fair value of the contingent consideration was estimated using future projected gross margins of On Time and the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The goodwill recognized is attributable primarily to its dedicated line-haul network and is not deductible for tax purposes.

Since acquisition, On Time produced revenue of approximately $7.0 million and income from operations of approximately $0.3 million, including amortization of intangibles resulting from the acquisition of $480,000.

If the acquisition had taken place effective July 1, 2012, the result would have produced combined revenue of $167.6 million and $171.0 million and combined net income of $1.5 million and $0.4 million for the six months ended December 31, 2013 and 2012, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2013.

The preliminary purchase price allocation for the On Time acquisition is as follows:

Current assets	$3,319,231
Furniture and equipment	280,474
Deferred tax asset	166,000
Other assets	86,500
Intangibles	8,176,000
Goodwill	10,849,501

Total assets acquired	22,877,706

Current liabilities	1,843,474
Long-term deferred tax liability	3,270,400

Total liabilities assumed	5,113,874

Net assets acquired	$17,763,832

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relates to certain tangible assets and liabilities acquired, identifiable intangible assets, and income and non-income based taxes.

NOTE 4 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2013	June 30, 2013
Vehicles	$53,525	$30,288
Communication equipment	39,110	36,341
Office and warehouse equipment	313,721	313,721
Furniture and fixtures	211,628	197,710
Computer equipment	729,416	621,511
Computer software	1,846,428	1,816,332
Leasehold improvements	925,137	752,723

	4,118,765	3,768,626
Less: Accumulated depreciation and amortization	(2,742,745)	(2,478,808)

Furniture and equipment, net	$1,376,020	$1,289,818

Depreciation and amortization expense related to furniture and equipment was $134,319 and $263,937 for the three and six months ended December 31, 2013, respectively, and $169,572 and $332,281 for the three and six months ended December 31, 2012, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all previous acquisitions including the fiscal year 2014 acquisition of On Time:

	December 31, 2013		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer related	$27,501,640	$12,278,127	$19,505,640	$10,511,810
Covenants not to compete	630,000	254,167	450,000	212,667

Total	$28,131,640	$12,532,294	$19,955,640	$10,724,477

Amortization expense amounted to $1,107,337 and $1,807,817 for the three and six months ended December 31, 2013, respectively, and $845,795 and $1,802,890 for the three and six months ended December 31, 2012, respectively.

Future amortization expense as of December 31, 2013 for the fiscal years ending June 30 are as follows:

2014 (remaining portion)	$2,069,358
2015	3,510,111
2016	4,208,003
2017	2,916,974
2018	2,253,900
2019	641,000

$15,599,346

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following;

	December 31, 2013	June 30, 2013
Notes Payable – Caltius	$-	$10,000,000
Less: Original Issue Discount (net)	-	(899,700)
Less: Debt Issuance Costs (net)	-	(488,065)

Total Caltius Senior Subordinated Notes (net)	-	8,612,235
Notes Payable to former shareholders	2,767,091	767,091
Long-Term Credit Facility	8,713,630	8,601,189

Total notes payable and other long-term debt	11,480,721	17,980,515
Less: Current portion	(2,767,091)	(767,091)

Total notes payable and other long-term debt	$8,713,630	$17,213,424

Future maturities of notes payable and other long-term debt as of December 31, 2013 for the fiscal years ending June 30 are as follows:

2014 (remaining portion)	$2,267,091
2015	500,000
2016	-
2017	-
2018	-
Thereafter	8,713,630

$11,480,721

Bank of America Credit Facility

The Company has a $30.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”). The Credit Facility includes a $2.0 million sublimit to support letters of credit and matures August 9, 2018.

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

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2013, the Company was in compliance with all of its covenants.

As of December 31, 2013, based on available collateral and $286,800 in outstanding letter of credit commitments, there was approximately $16,181,000 available for borrowing under the Credit Facility based on advances outstanding.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of ISLA, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the “Senior Subordinated Notes”), the net proceeds of which were primarily used to finance the cash payments due at closing of the ISLA transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the “Accrual Rate”), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the “Pay Rate”). The Company repaid $8.0 million and $10.0 million of principal during the three and six months ended December 31, 2013, respectively. The early payment resulted in a write-off of the loan fees and original issue discount of $1,238,409.

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, incur indebtedness from other lenders, and make acquisitions. On December 20, 2013 the Company fully repaid all amounts due under the Investment Agreement and upon such payment, was in compliance with all of its covenants thereunder. Although we repaid the entire outstanding balance, the Company is still subject to customary contract obligations that survive repayment of all amounts due under the Investment Agreement.

DBA Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable quarterly. The Company elected to satisfy $2.4 million of the notes through the issuance of the Company’s common stock. The principal amount of the notes is payable annually on April 6 with the final installment of $767,091 due in fiscal year 2014.

On Time Notes Payable

In connection with the On Time acquisition, the Company issued notes payable in the amount of $2.0 million payable to the former shareholders of On Time. The notes accrue interest at a rate of 6.0%, and such principal and interest is payable quarterly. The $2,000,000 balance of the notes payable was repaid in January 2014.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $.001 per share and 100,000,000 shares of common stock, $.001 per share.

Series A Preferred Stock

On December 20, 2013, the Company closed a registered underwritten public offering of 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) liquidation preference $25.00 per share; including the partial exercise of the underwriters’ overallotment option. Proceeds from the offering totaled $19,320,659 after deducting the underwriting discount of $1,258,800 and offering costs of $400,541. The proceeds were used to retire the Senior Subordinated Notes and reduce borrowings under the Credit Facility.

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and will be payable on January 31, April 30, July 31 and October 31 commencing on April 30, 2014 when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio it cannot pay any dividend on common stock. As of December 31, 2013 we are in compliance with this ratio.

Commencing on December 20, 2018, the Company may redeem, at its option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $25.00 per share plus accrued and unpaid dividends (whether or not declared). Among other things, the Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of the Company’s other securities. Holders of Series A Preferred Shares generally have no voting rights, except if the Company fails to pay dividends on the Series A Preferred Shares for six or more quarterly periods (whether consecutive or not). Under such circumstances, holders of Series A Preferred Shares will be entitled to vote to elect two additional directors to the Company’s Board of Directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Shares cannot be made without the affirmative vote of the holders of two-thirds of the outstanding shares of Series A Preferred Shares voting as a single class. The Series A Preferred Shares are senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up.

The Series A Preferred Shares are listed on the NYSE MKT under the symbol “RLGT-PA.”

Common Stock Repurchase Program

The Company’s Board of Directors in November 2012 approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. No shares have been repurchased during the six months ended December 31, 2013. This Common Stock Repurchase program has expired.

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

For the three and six months ended December 31, 2013, RLP recorded $26,897 and $54,634 in profits, of which RCP’s distributable share was $16,138 and $32,780, respectively. For the three and six months ended December 31, 2012, RLP recorded $57,952 and $108,387 in profits, of which RCP’s distributable share was $34,771 and $65,032, respectively. The non-controlling interest recorded as a reduction of income on the statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2013
	Level 3	Total
Contingent consideration	$10,495,000	$10,495,000

	Fair Value Measurements as of June 30, 2013
	Level 3	Total
Contingent consideration	$4,025,000	$4,025,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next three fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded a decrease to contingent consideration of $17,567 and $212,567 for the three and six months ended December 31, 2013, respectively, primarily for the ISLA and ALBS acquisitions. The Company recorded a decrease to contingent consideration of $325,000 and $275,000 for the three and six months ended December 31, 2012, respectively, primarily for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of the acquisitions not meeting their anticipated financial targets and additionally management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $21,483,000 through earn-out periods measured through March 2018.

Contingent consideration
Balance, June 30, 2013	$4,025,000
Increase related to accounting for acquisitions	7,000,000
Earned amounts reclassified to Due to former shareholders of acquired operations	(317,433)
Change in fair value	(212,567)

Balance, December 31, 2013	$10,495,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Current income tax expense	203,678	462,564	1,006,150	1,176,636
Deferred income tax benefit	(53,597)	(860,220)	(204,234)	(1,234,288)

Income tax expense (benefit)	150,081	(397,656)	801,916	(57,652)

Tax years that remain subject to examination by federal and state authorities are the years ended June 30, 2010 through June 30, 2013.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five-year period. During the three and six months ended December 31, 2013, the Company recognized share-based compensation expense of $1,261 and $2,522, respectively, related to stock awards. During the three months and six months ended December 31, 2012, the Company recognized share-based compensation expense of $1,261 and $8,442, respectively, related to stock awards. The following table summarizes stock award activity under the plan for the six months ended December 31, 2013.

	Number of Shares	Weighted Average Grant- date Fair value
Unvested as of June 30, 2013	10,804	$1.65
Vested	(3,113)	1.65

Unvested as of December 31, 2013	7,691	$1.65

Stock Options

In October 2013, the Company issued options to certain employees to purchase 100,000 shares of common stock at an exercise price of $2.40 per share. In November 2013, the Company issued options to certain employees to purchase 26,930 shares of common stock at an exercise price of $2.22 per share and 150,000 shares of common stock at an exercise price of $2.30 per share. The options generally vest ratably over a five-year period. Subsequent to quarter end an employee exercised an option contract that increased the shares outstanding by an additional 24,084 shares.

During the three and six months ended December 31, 2013, the weighted average fair value per share of employee options granted was $1.44 and $1.32. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

Six months ended December 31, 2013
Risk-Free Interest Rate	1.95% - 2.16%
Expected Term	6.5 years
Expected Volatility	64.60% - 64.99%
Expected Dividend Yield	0.00%

During the three and six months ended December 31, 2013 the Company recognized share-based compensation expense related to stock options of $142,737 and $274,665, respectively. During the three and six months ended December 31, 2012 the Company recognized share-based compensation expense related to stock options of $101,982 and $196,302, respectively. The following table summarizes activity under the plan for the six months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life - Years	Aggregate Intrinsic Value
Outstanding as of June 30, 2013	5,255,781	$1.05	5.08 years	$5,110,000
Granted	806,929	2.14	10.00 years	-
Exercised	(95,000)	0.26	-	-
Forfeited	(2,000)	2.40	-	-

Outstanding as of December 31, 2013	5,965,710	$1.21	5.27 years	$8,794,895

Exercisable as of December 31, 2013	3,738,357	$0.72	3.16 years	$7,337,033

NOTE 12 – CONTINGENCIES

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the previous acquisitions, including On Time (See Note 3), contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2015	2016	2017	2018	Total
Earn-out payments (in thousands):
Cash	$1,434	$4,026	$1,584	$2,089	$9,133
Equity	345	1,021	528	939	2,833

Total estimated earn-out payments(1)	$1,779	$5,047	$2,112	$3,028	$11,966

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Three months ended December 31:
Revenue	$51,547	$41,569	$32,597	$36,609	$84,144	$78,178
Cost of transportation	34,385	27,474	25,393	29,178	59,778	56,653

Net revenue	$17,162	$14,095	$7,204	$7,431	$24,366	$21,525

	United States		Other Countries		Total
	2013	2012	2013	2012	2013	2012
Six months ended December 31:
Revenue	$96,051	$84,186	$64,794	$73,140	$160,845	$157,326
Cost of transportation	63,491	55,715	49,768	57,848	113,259	113,563

Net revenue	$32,560	$28,471	$15,026	$15,292	$47,586	$43,763

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “seek,” “see,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our independent agents; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” below. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Our most recent purchase was the acquisition of Phoenix, Arizona based On Time Express, Inc. (“On Time”). On Time is a solutions based logistics company with a dedicated line-haul network that it leverages in delivering customized time critical domestic and international logistics solutions to an account base that includes customers in the aviation, aerospace, plastic injection molding, medical device, furniture and automotive industries. We expect that On Time will continue to operate as a stand-alone business unit separate from RGL and in addition to supporting its own end customers, will also provide transportation capacity to our operating locations across North America with LTL and expedited ground service. We believe that access to On Time’s dedicated line-haul network will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional agent offices to our network.

Our growth strategy will continue to focus on both organic growth and growth through acquisition. For organic growth, we will focus on enhancing our back-office infrastructure, transportation and accounting systems, strengthening and retaining existing agency relationships, and expanding new customer agency relationships domestically and internationally. In addition to the focus on organic growth, we also will continue to search for targets that fit within our acquisition criteria.

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

Results of Operations

Three months ended December 31, 2013 and 2012 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended December 31, 2013 and 2012 (actual and unaudited):

	Three months ended December 31,		Change
	2013	2012	Amount	Percent
Transportation revenue	$84,144	$78,178	$5,966	7.6%
Cost of transportation	59,778	56,653	3,125	5.5%

Net transportation revenue	$24,366	$21,525	$2,841	13.2%
Net transportation margins	29.0%	27.5%

We generated transportation revenue of $84.1 million and net transportation revenue of $24.4 for the three months ended December 31, 2013, as compared to transportation revenue of $78.2 million and net transportation revenue of $21.5 million for the three months ended December 31, 2012. Domestic and international transportation revenue was $51.5 million and $32.6 million, respectively, for the three months ended December 31, 2013, compared to $41.6 million and $36.6 million, respectively, for the three months ended December 31, 2012. The increase in domestic revenue is due principally to our acquisition of On Time. The decrease in international revenue is principally due to slower cross-border shipping into and out of Mexico, lower charter services and less project work.

Cost of transportation increased 5.5% to $59.8 million for the three months ended December 31, 2013, compared to $56.7 million for the three months ended December 31, 2012. Net transportation margins increased to 29.0% of transportation revenue for the three months ended December 31, 2013, as compared to 27.5% of transportation revenue for the three months ended December 31, 2012. The increase in margins is attributable to numerous factors including differing product mixes of shipments throughout the quarter.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2013 and 2012 (actual and unaudited):

	Three months ended December 31,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$24,366	100.0%	$21,525	100.0%	$2,841	13.2%

Agent commissions	12,906	53.0%	13,184	61.2%	(278)	(2.1%)
Personnel costs	5,396	22.1%	4,188	19.5%	1,208	28.8%
Selling, general and administrative	2,687	11.0%	2,184	10.1%	503	23.0%
Depreciation and amortization	1,242	5.1%	1,015	4.7%	227	22.4%
Transition and lease termination costs	-	-	1,544	7.2%	(1,544)	(100.0%)
Change in contingent consideration	(18)	(0.1%)	(325)	(1.5%)	307	(94.5%)

Total operating expenses	22,213	91.1%	21,790	101.2%	423	1.9%

Income (loss) from operations	2,153	8.9%	(265)	(1.2%)	2,418	(912.5%)
Other expense	(1,723)	(7.1%)	(77)	(0.4%)	(1,646)	2,137.7%

Income (loss) before income taxes and non-controlling interest	430	1.8%	(342)	(1.6%)	772	(225.7%)
Income tax benefit (expense)	(150)	(0.6%)	398	1.9%	(548)	(137.7%)

Income before non-controlling interest	280	1.2%	56	0.3%	224	(400.0%)
Non-controlling interest	(16)	(0.1%)	(35)	(0.2%)	19	(54.3%)

Net income	$264	1.1%	$21	0.1%	$243	1,157.1%

Agent commissions were $12.9 million for the three months ended December 31, 2013, a decrease of 2.1% from $13.2 million for the three months ended December 31, 2012. Agent commissions as a percentage of net transportation revenue decreased to 53.0% for the three months ended December 31, 2013, from 61.2% for the comparable prior year period due to our acquisitions of Marvir, IFS and On Time, which added company-owned operations in Los Angeles, Portland, Phoenix, Dallas and Atlanta. Company-owned locations are not paid commissions.

Personnel costs were $5.4 million for the three months ended December 31, 2013, an increase of 28.8% from $4.2 million for the three months ended December 31, 2012. Personnel costs as a percentage of net transportation revenue increased to 22.1% for the three months ended December 31, 2013, from 19.5% for the comparable prior year period. The increase is primarily attributable to our acquisitions of Marvir, IFS and On Time, which added personnel costs associated with the new company-owned operations in Los Angeles, Portland, Phoenix, Dallas and Atlanta, as well as a higher head-count at the corporate office and some company-owned locations.

Selling, general and administrative expenses were $2.7 million for the three months ended December 31, 2013, an increase of 23.0% from $2.2 million for the three months ended December 31, 2012. Selling, general and administrative expenses as a percentage of net transportation revenue increased to 11.0% for the three months ended December 31, 2013, from 10.1% for the comparable prior year period. The increase was driven principally by additional costs associated with the acquisition of On Time, higher legal fees, offset by savings associated with combining our two company-owned locations in Los Angeles and increased collection of older receivables, including non-recurring transaction costs of less than $0.1 million.

Depreciation and amortization costs were $1.2 million for the three months ended December 31, 2013, an increase of 22.4% from $1.0 million for the three months ended December 31, 2012. Depreciation and amortization as a percentage of net transportation revenue increased to 5.1% for the three months ended December 31, 2013, from 4.7% for the comparable prior year period. The increase is primarily due to scheduled changes in the amortization costs associated with our acquisitions including ISLA and ALBS, partially offset by the additional amortization of On Time.

There were no transition and lease termination costs for the three months ended December 31, 2013. Transition and lease termination costs for the three months ended December 31, 2012 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture of equipment which totaled $1.5 million. Non-recurring transition and lease termination costs were 7.2% of net transportation revenue for the three months ended December 31, 2012.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. For the three months ended December 31, 2013, change in contingent consideration totaled income of less than $0.1 million and was attributable to changes in actual payouts. The income of $0.3 million for the three months ended December 31, 2012 was attributable primarily to ISLA and ALBS not achieving their specified operating objectives. As a percentage of net transportation revenue, the change in contingent consideration was 0.1% for the three months ended December 31, 2013 and 1.5% for the three months ended December 31, 2012.

Income from operations was $2.2 million for the three months ended December 31, 2013 compared to a loss of $0.3 million for the three months ended December 31, 2012, a 912.5% increase. The increase is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $2.8 million primarily due to additional revenues associated with the On Time acquisition. Agent Commissions expense decreased approximately $0.3 million due to lower sales where commissions are earned by the agency based network. Personnel costs increased $1.2 million due to the additional employees acquired with the Marvir, IFS and On Time acquisitions. Selling, general and administrative expenses increased $0.1 million principally due to our acquisition of On Time, offset by savings associated with combining our two Los Angeles company-owned locations, and favorable collection of older receivables. Depreciation and amortization costs increased $0.2 million due to changes in our amortization charges schedule associated with our acquisitions. Transition and lease termination costs decreased $1.5 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration decreased $0.3 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense was $1.7 million for the three months ended December 31, 2013, compared to $0.1 million for the three months ended December 31, 2012. As a percentage of net transportation revenue, other expense was 7.0% for the three months ended December 31, 2013, up from 0.4% for the three months ended December 31, 2012, as a result of the loss on write-off of the debt discount in the current period and the gain on litigation settlement in the prior period.

Net income was $0.3 million for the three months ended December 31, 2013, reflecting a $0.2 million increase from our net income of less than $0.1 million for the three months ended December 31, 2012, driven by increased operating income offset by a significant increase in other expense and an increase in income tax expense.

The following table provides a reconciliation for the three months ended December 31, 2013 and 2012 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended December 31,		Change
	2013	2012	Amount	Percent

Net transportation revenue	$24,366	$21,525	$2,841	13.2%

Net income	$264	$21	243	1,157.1%
Income tax expense (benefit)	150	(398)	548	(137.7%)
Net interest expense	493	508	(15)	(3.0%)
Depreciation and amortization	1,242	1,015	227	22.4%

EBITDA	$2,149	$1,146	$1,003	87.5%

Share-based compensation	144	103	41	39.8%
Change in contingent consideration	(18)	(325)	307	(94.5%)
Loss on write-off of debt discount	1,238	-	1,238	NM
Gain on litigation settlement, net	-	(368)	368	100.0%
Lease termination costs	-	1,439	(1,439)	(100.0%)
Acquisition related costs	75	39	36	92.3%

Adjusted EBITDA	$3,588	$2,034	1,554	76.4%

Adjusted EBITDA as a % of net transportation revenue	14.7%	9.5%		5.2%

We had adjusted EBITDA of $3.6 million and $2.0 million for the three months ended December 31, 2013 and 2012, respectively.

Adjusted EBITDA as a percentage of net transportation revenue increased to 14.7% for the three months ended December 31, 2013 from 9.5% for the three months ended December 31, 2012 as a result of the leverage of our operating platform.

Six months ended December 31, 2013 and 2012 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2013 and 2012 (actual and unaudited):

	Six months ended December 31,		Change
	2013	2012	Amount	Percent

Transportation revenue	$160,845	$157,326	$3,519	2.2%
Cost of transportation	113,259	113,563	(304)	(0.3%)

Net transportation revenue	$47,586	$43,763	$3,823	8.7%
Net transportation margins	29.6%	27.8%

We generated transportation revenue of $160.8 million and net transportation revenue of $47.6 for the six months ended December 31, 2013, as compared to transportation revenue of $157.3 million and net transportation revenue of $43.8 million for the six months ended December 31, 2012. Domestic and international transportation revenue was $96.1 million and $64.8 million, respectively, for the six months ended December 31, 2013, compared to $84.2 million and $73.1 million, respectively, for the six months ended December 31, 2012. The changes in domestic revenue were due principally to incremental increase in revenues associated with our acquisition of On Time. The changes in international revenue are principally due to incremental decreased revenues associated with slower cross-border shipping into and out of Mexico, lower charter services and less project work.

Cost of transportation decreased 0.3% to $113.3 million for the six months ended December 31, 2013, compared to $113.6 million for the six months ended December 31, 2012. Net transportation margins increased to 29.6% of transportation revenue for the six months ended December 31, 2013, as compared to 27.8% of transportation revenue for the six months ended December 31, 2012. The increase in margins is attributable to numerous factors including differing product mixes of shipments throughout the quarter.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2013 and 2012 (actual and unaudited):

	Six months ended December 31,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$47,586	100.0%	$43,763	100.0%	$3,823	8.7%

Agent commissions	26,541	55.8%	26,479	60.5%	62	0.2%
Personnel costs	9,888	20.8%	8,302	19.0%	1,586	19.1%
Selling, general and administrative	4,951	10.4%	4,727	10.8%	224	4.7%
Depreciation and amortization	2,072	4.4%	2,135	4.9%	(63)	(3.0%)
Transition and lease termination costs	-	-	1,544	3.5%	(1,544)	(100.0%)
Change in contingent consideration	(213)	(0.5%)	(275)	(0.6%)	62	(22.5%)

Total operating expenses	43,239	90.9%	42,912	98.1%	327	0.8%

Income from operations	4,347	9.1%	851	1.9%	3,496	410.8%
Other expense	(2,157)	(4.5%)	(419)	(0.9%)	(1,738)	414.8%

Income before income taxes and non-controlling interest	2,190	4.6%	432	1.0%	1,758	406.9%
Income tax benefit (expense)	(802)	(1.7%)	58	0.1%	(860)	(1,482.8%)

Income before non-controlling interest	1,388	2.9%	490	1.1%	898	183.3%
Non-controlling interest	(33)	(0.1%)	(65)	(0.1%)	32	(49.2%)

Net income	$1,355	2.8%	$425	1.0%	$930	218.8%

Agent commissions remained relatively constant at $26.5 million for the six months ended December 31, 2013 and 2012. Agent commissions as a percentage of net transportation revenue decreased to 55.8% for the six months ended December 31, 2013, from 60.5% for the comparable prior year period as a result of our acquisitions of Marvir, IFS and On Time, which added company-owned operations in Los Angeles, Portland, Phoenix, Dallas and Atlanta. Company-owned locations are not paid commissions.

Personnel costs were $9.9 million for the six months ended December 31, 2013, an increase of 19.1% from $8.3 million for the six months ended December 31, 2012. Personnel costs as a percentage of net transportation revenue increased to 20.8% for the six months ended December 31, 2013, from 19.0% for the comparable prior year period. The increase is primarily attributable to our acquisitions of Marvir, IFS, and On Time, which added the personnel costs associated with the new company-owned operations in Los Angeles, Portland, Phoenix, Dallas and Atlanta, as well as a higher head-count at the corporate office and some company-owned locations.

Selling, general and administrative expenses were $5.0 million for the six months ended December 31, 2013, an increase of 4.7% from $4.7 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, selling, general and administrative expenses decreased to 10.4% for the six months ended December 31, 2013, from 10.8% for the comparable prior year period. The increase was driven principally by our acquisition of On Time, partially offset by savings associated with combining our two company-owned locations in Los Angeles and increased collections of older receivables, including non-recurring transaction costs of less than $0.2 million.

Depreciation and amortization costs were $2.1 million for the six months ended December 31, 2013 and 2012, a decrease of 3.0%. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.4% for the six months ended December 31, 2013, from 4.9% for the comparable prior year period. The decrease is primarily due to scheduled changes in the amortization costs associated with our acquisitions of Adcom, ISLA, and ALBS, partially offset by the additional amortization of On Time.

There were no transition and lease termination costs for the six months ended December 31, 2013. Transition and lease termination costs for the six months ended December 31, 2012 totaled $1.5 million. Transition and lease termination costs for the six months ended December 31, 2012 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture of equipment. Non-recurring transition and lease termination costs were 3.5% of net transportation revenue for the six months ended December 31, 2012.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations and totaled income of $0.2 for the six months ended December 31, 2013 compared to income of less than $0.3 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, the change in contingent consideration was 0.5% for the six months ended December 31, 2013, compared to 0.6% for the six months ended December 31, 2012.

Income from operations was $4.3 million for the six months ended December 31, 2013 compared to $0.9 million for the six months ended December 31, 2012, a 410.8% increase. The increase is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $3.8 million primarily due to additional revenues associated with the On Time acquisition. Personnel costs increased $1.6 million due to the additional employees acquired with the Marvir, IFS and On Time acquisitions. Selling, general and administrative expenses increased $0.2 million due principally to our acquisition of On Time, partially offset by savings associated with combining our two Los Angeles company-owned locations, and favorable results surrounding the collection of older receivables. Depreciation and amortization costs decreased $0.1 million due to changes in our amortization charges schedule associated with our acquisitions. Transition and lease termination costs decreased $1.5 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration decreased $0.1 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense was $2.2 million for the six months ended December 31, 2013, compared to $0.4 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, other expense was 4.5% for the six months ended December 31, 2013, up from 0.9% for the six months ended December 31, 2012. The increase is due to the write-off of the debt discount in the current period and the gain on litigation settlement in the prior period.

Net income was $1.4 million for the six months ended December 31, 2013, reflecting a $0.9 million, or 218.8% increase from $0.4 million for the six months ended December 31, 2012. The increase is primarily attributable to increased operating income, partially offset by a significant increase in other expense and an increase in income tax expense.

The following table provides a reconciliation for the six months ended December 31, 2013 and 2012 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2013	2012	Amount	Percent

Net transportation revenue	$47,586	$43,763	$3,823	8.7%

Net income	$1,355	$425	$930	218.8%
Income tax expense (benefit)	802	(58)	860	(1,482.8%)
Net interest expense	1,012	998	14	1.4%
Depreciation and amortization	2,072	2,135	(63)	(3.0%)

EBITDA	$5,241	$3,500	$1,741	49.7%

Share-based compensation	277	205	72	35.1%
Change in contingent consideration	(213)	(275)	62	(22.5%)
Loss on write-off of debt discount	1,238	—	1,238	NM
Gain on litigation settlement, net	—	(368)	368	100.0%
Lease termination costs	—	1,439	(1,439)	(100.0%)
Acquisition related costs	141	39	102	261.5%

Adjusted EBITDA	$6,684	$4,540	$2,143	47.2%

Adjusted EBITDA as a % of net transportation revenue	14.0%	10.4%		3.6%

We had adjusted EBITDA of $6.7 million and $4.5 million for the six months ended December 31, 2013 and 2012, respectively.

Adjusted EBITDA as a percentage of net transportation revenue increased to 14.0% for the six months ended December 31, 2013 from 10.4% for the six months ended December 31, 2012 as a result of the leverage of our operating platform.

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our condensed consolidated financial statements of our acquisitions of Marvir, IFS and On Time. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of Marvir, IFS and On Time, as if we had acquired all of them as of July 1, 2012. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Marvir, IFS, On Time and the Company as adjusted to reflect the amortization of acquired intangibles and are also provided in the consolidated financial statements included within this report.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2013 and 2012 (pro forma and unaudited):

	Six months ended December 31,		Change
	2013	2012	Amount	Percent

Transportation revenue	$167,569	$171,023	$(3,454)	(2.0%)
Cost of transportation	118,423	123,858	(5,435)	(4.4%)

Net transportation revenue	$49,146	$47,165	$1,981	4.2%
Net transportation margins	29.3%	27.6%

Pro forma transportation revenue was $167.6 million for the six months ended December 31, 2013, a decrease of 2.0% from $171.0 million for the six months ended December 31, 2012.

Pro forma cost of transportation was $118.4 million for the six months ended December 31, 2013, a decrease of 4.4% from $123.9 million for the six months ended December 31, 2012.

Pro forma net transportation margins were 29.3% and 27.6% for the six months ended December 31, 2013 and 2012, respectively.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2013 and 2012 (pro forma and unaudited):

	Six months ended December 31,
	2013		2012		Change
	Amount	Percent	Amount	Percent	Amount	Percent

Net transportation revenue	$49,146	100.0%	$47,165	100.0%	$1,981	4.2%

Agent commissions	26,541	54.0%	25,867	54.8%	674	2.6%
Personnel costs	10,166	20.7%	9,839	20.9%	327	3.3%
Selling, general and administrative	5,346	10.9%	6,004	12.7%	(658)	(11.0%)
Depreciation and amortization	2,584	5.3%	3,278	7.0%	(694)	(21.2%)
Transition and lease termination costs	-	-	1,544	3.3%	(1,544)	(100.0%)
Change in contingent consideration	(213)	(0.5%)	(275)	(0.6%)	(62)	(22.5%)

Total operating expenses	44,424	90.4%	46,257	98.1%	(1,833)	(4.0%)

Income from operations	4,722	9.6%	908	1.9%	3,814	420.0%
Other expense	(2,252)	(4.6%)	(555)	(1.2%)	(1,697)	305.8%

Income before income taxes and non-controlling interest	2,470	5.0%	353	0.7%	2,117	599.7%
Income tax benefit (expense)	(914)	(1.8%)	88	0.2%	(1,002)	(1,138.6%)

Income before non-controlling interest	1,556	3.2%	441	0.9%	1,115	252.8%
Non-controlling interest	(33)	(0.1%)	(65)	(0.1%)	32	(49.2%)

Net income	$1,523	3.1%	$376	0.8%	$1,147	305.1%

Pro forma agent commissions were $26.5 million for the six months ended December 31, 2013, an increase of 2.6% from $25.9 million for the six months ended December 31, 2012. Pro forma agent commissions as a percentage of net transportation revenue decreased to 54.0% of net transportation revenue for the six months ended December 31, 2013, compared to 54.8% for the six months ended December 31, 2012.

Pro forma personnel costs were $10.2 million for the six months ended December 31, 2013, an increase of 3.3% from $9.8 million for the six months ended December 31, 2012. Pro forma personnel costs as a percentage of net transportation revenue decreased to 20.7% of net transportation revenue for the six months ended December 31, 2013, compared to 20.9% for the six months ended December 31, 2012.

Pro forma selling, general and administrative costs were $5.3 million for the six months ended December 31, 2013, a decrease of 11.0% from $6.0 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, pro forma selling, general and administrative costs decreased to 10.9% for the six months ended December 31, 2013, from 12.7% for the six months ended December 31, 2012.

Pro forma depreciation and amortization costs were $2.6 million for the six months ended December 31, 2013, a decrease of 21.2% from $3.3 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, pro forma depreciation and amortization costs decreased to 5.3% for the six months ended December 31, 2013, from 7.0% for the six months ended December 31, 2012.

Pro forma transition and lease termination costs were $1.5 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, non-recurring transition and lease termination costs was 3.3% for the six months ended December 31, 2012. There were no such costs for the six months ended December 31, 2013.

Pro forma change in contingent consideration totaled income of $0.2 million for the six months ended December 31, 2013 compared to $0.3 million for the six months ended December 31, 2012. As a percentage of net transportation revenue, pro forma change in contingent consideration was 0.5% for the six months ended December 31, 2013.

Pro forma income from operations was $4.7 million for the six months ended December 31, 2013, compared to $0.9 million for the six months ended December 31, 2012.

Pro forma other expense was $2.3 million for the six months ended December 31, 2013, compared to $0.6 million for the six months ended December 31, 2012.

Pro forma net income was $1.5 million for the six months ended December 31, 2013, compared to $0.4 million for the six months ended December 31, 2012.

The following table provides a reconciliation for the six months ended December 31, 2013 and 2012 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31,		Change
	2013	2012	Amount	Percent

Net transportation revenue	$49,146	$47,165	$1,981	4.2%

Net income	$1,523	$376	$1,147	305.1%
Income tax expense (benefit)	914	(88)	1,002	(1,138.6%)
Net interest expense	1,098	1,157	(59)	(5.1%)
Depreciation and amortization	2,584	3,278	(694)	(21.2%)

EBITDA	$6,119	$4,723	$1,396	(29.6%)

Share-based compensation	288	229	59	25.8%
Change in contingent consideration	(213)	(275)	62	(22.5%)
Loss on write-off of debt discount	1,238	-	1,238	NM
Gain on litigation settlement, net	-	(368)	368	100.0%
Lease termination costs	-	1,439	(1,439)	(100.0%)
Acquisition related costs	141	39	102	261.5%

Adjusted EBITDA	$7,573	$5,787	$1,786	30.9%

Adjusted EBITDA as a % of net transportation revenue	15.4%	12.3%		3.1%

Liquidity and Capital Resources

Net cash provided by operating activities was $8.9 million for the six months ended December 31, 2013, compared to net cash provided of $3.4 million for the six months ended December 31, 2012. The change was principally driven by decreases in our accounts receivable and accounts payable, changes to our income tax deposits and payables, changes in our prepaid expenses, deposits, and other assets, and changes in non-cash operating expenses.

Net cash used in investing activities was $7.0 million for the six months ended December 31, 2013, compared to net cash used of $1.3 million for the six months ended December 31, 2012. Use of cash for the six months ended December 31, 2013 consisted of $7.0 million related to acquisitions and the purchase of less than $0.1 million in technology related equipment. Use of cash for the six months ended December 31, 2012 consisted of $0.6 million related to acquisitions, the purchase of $0.3 million in furniture and equipment, and payments made to the former shareholders of acquired operations totaling $0.4 million.

Net cash provided by financing activities was $8.9 million for the six months ended December 31, 2013, compared to net cash used of $0.5 million for the six months ended December 31, 2012. The cash provided by financing activities for the six months ended December 31, 2013 consisted primarily of repayments to the credit facility of $0.2 million, distributions to the non-controlling interest of less than $0.1 million, repayments of senior subordinated promissory notes of $10.0 million, and contingent consideration payments made to former shareholders of acquired operations of $0.3 million, offset by proceeds from the preferred stock offering of $19.3 million and proceeds and a tax benefit from the exercise of stock options of less than $0.1 million. Cash used in financing activities for the six months ended December 31, 2012 consisted primarily of net repayments to the credit facility of $0.4 million, and distributions to the non-controlling interest of $0.1 million.

We believe that our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations over the next 12 months.

Credit Facility

We have a $30.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”) that includes a $2.0 million sublimit to support letters of credit and matures on August 9, 2018. The Credit Facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Credit Facility are available to fund future acquisitions, capital expenditures, repurchase of our stock or for other corporate purposes. Borrowings under the Credit Facility accrue interest, at the Company’s option, at the Lender’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on our fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Credit Facility provides for advances of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivable.

Under the terms of the Credit Facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an event of default was to occur.

DBA Notes Payable

In connection with the DBA acquisition, we issued promissory notes in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, payable on a quarterly basis, and are payable annually on April 6 in three equal payments. In May 2011, we elected to satisfy $2.4 million of the notes through the issuance of our common stock. We have also repaid $98,725 of the notes early in connection with the termination of some former DBA employees who were also shareholders.

On Time Notes Payable

In connection with the On Time acquisition, we issued promissory notes in the amount of $2.0 million payable to the former shareholders of On Time. The notes accrue interest at a rate of 6.0%, and such principal and interest is payable quarterly. The balance of the notes payable was repaid in January 2014.

Acquisitions

Our agreements with respect to the acquisitions of ISLA, ALBS, Marvir, IFS and On Time contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013 and Note 3 of this Form 10-Q for recent acquisitions.

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2013, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is a restatement of our risk factors, many of which have materially changed since our annual report on Form 10-K, or were not included in such report.

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

We derive a substantial portion of our revenue pursuant to agency agreements with independently-owned agent offices operating under our various brands. Under these agreements, each individual agent office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To support this arrangement, each office is required to maintain a security deposit with us that is recognized as a liability in our financial statements and used as a bad debt reserve for each location. We charge each individual office’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5%-10%) of such office’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in our financial statements. Further, under the agency agreement, the independent station owner is responsible for such deficits and the agency agreements provide that we may withhold all or a portion of future commission checks payable to the individual office in satisfaction of any deficit balance. As of December 31, 2013, a number of our agency offices have a deficit balance in their bad debt reserve account totaling approximately $674,000, with one agency office representing approximately $229,000 of that amount. We expect to replenish these funds through the future business operations of these offices. However, to the extent any of these offices were to cease operations or otherwise be unable to replenish these deficit accounts, we would be at risk of loss for any such amount. While there can be no assurance as to the amount that may be recovered in the future, based upon, among others: (i) our historic collection experience; (ii) the portion of the bad debt recoverable from the individual agency location responsible for the account; and (iii) the anticipated recovery likely from these customers; we do not believe its exposure to these customers will be material.

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

If we fail to enhance and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, we may suffer a loss in our business.

Increasingly, we compete for business based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels and operating efficiency will decline. In addition, we expect our agents to continue to demand more sophisticated, fully integrated information technology systems from us as customers demand the same from their supply chain services providers. If we are unable to enhance, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our agents and customers and protect against disruptions of our operations, our business may be adversely affected.

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

We are dependent on third party carriers to transport our client’s cargo.

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

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

•                A reduction in overall freight volumes in the marketplace reduces our opportunities for growth. In addition, if a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;

•                Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase;

•                A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers; and

•                We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other primarily variable expenses that are fixed for a period of time, and we may not be able to adequately adjust them in a period of rapid change in market demand.

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

Our substantial indebtedness could have adverse consequences, such as:

•                require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness with our Lender, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;

•                expose us to the risk of increased interest rates, as our borrowings on our secured senior credit facilities are at variable rates of interest;

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

•                limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•                violating covenants in these agreements could have a material adverse effect on our business, financial condition and results of operations; including substantially increasing our cost of borrowing and restricting our future operations, if not cured or waived. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Accordingly, we may not be able to fully repay our debt obligations, if some or all of our debt obligations are accelerated upon an event of default.

Our Credit Facility contains financial covenants that may limit current availability and impose ongoing operational limitations and risk of compliance.

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

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives and executives of our acquired businesses because of their collective industry knowledge, marketing skills and relationships with vendors, customers and agent office owners. We have secured employment arrangements with each of these individuals, which contain non-competition covenants that survive their actual term of employment. Nevertheless, should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

•                currency exchange rates and currency control regulations;

•                interest rate fluctuations;

•                changes in governmental policies, such as taxation, quota restrictions, tariffs, other forms of trade barriers and/or restrictions and trade accords;

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

In connection with our international business, we are subject to certain foreign regulatory requirements, and any failure to comply with these requirements could be detrimental to our business.

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

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings. The terms of our Credit Facility requires that we obtain the Lender’s consent prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

Our Credit Facility places certain limits on the acquisitions we may make.

Under the terms of our Credit Facility, we may be required to obtain the Lender’s consent prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of the Lender only if certain conditions are satisfied. These conditions include the following: (i) the absence of an event of default under the Credit Facility; (ii) the acquisition is consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States or certain other approved jurisdictions, and have a positive EBITDA for the twelve month period most recently ended prior to such acquisitions; (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; and (v) after giving effect for the funding of the acquisition, we must have undrawn availability under the Credit Facility of at least the greater of 20% of the borrowing base or $5,000,000.

In the event we are not able to satisfy the conditions of the Credit Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the Lender’s consent, or retire the Credit Facility. This may prevent us from completing acquisitions that we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangibles, which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, when, in fact, we believe they may be increasing because we are growing the value of our intangible assets (e.g. customer relationships). Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles, or GAAP, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our Credit Facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Thus, we believe EBITDA, and adjusted EBITDA, provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

We are not obligated to follow any particular criteria or standards for identifying acquisition candidates.

Even though we have developed general acquisition guidelines, other than as required under the Credit Facility, we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target businesses that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions. Our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our management team will use and consider in deciding whether or not to enter into a particular transaction.

We may be required to incur a significant amount of indebtedness in order to successfully implement our acquisition strategy.

Subject to the restrictions contained in the Credit Facility, following this offering we may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired business in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay the indebtedness incurred to make these acquisitions.

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

We attempt to mitigate these risks, in part, by providing that a portion of the ultimate purchase price for each acquired operation is structured as contingent consideration (i.e. an earn-out) based on the future financial performance of the business. To the extent that an acquired operation underperforms relative to anticipated earnings levels, this will result in the recognition of a non-cash gain on change in contingent consideration as reported in the most recent quarter ended December 31, 2013 in connection with the performance of the Company’s ISLA, ALBS, Marvir and IFS operations. In the alternative, to the extent an acquired operation over performs anticipated earnings levels, we will recognize a non-cash loss on change in contingent consideration.

We recently acquired On Time Express, Inc. and are currently integrating its business into our operations.

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

Historically, On Time’s business has been dependent on a small number of customers.

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

We are currently involved in a legal dispute emanating from recent acquisition of DBA.

In December 2012, we recovered an award in arbitration against the former shareholders of DBA. The award arose out of a prior arbitration action against the former shareholders of DBA in which we asserted, among others, certain claims for indemnification under the Agreement and Plan of Merger, or the DBA Agreement, dated March 29, 2011, based upon breaches that we believe occurred under the DBA Agreement. These breaches included, among others, the breach of certain non-competition and non-solicitation covenants by Paul Pollara, one of the DBA selling shareholders, and Bretta Santini Pollara, a former DBA employee and wife of Mr. Pollara.

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

We have completed several acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. Since June 30, 2013 we have issued 237,320 unregistered shares of our common stock over the past 12 months as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds. The availability of those shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of February 11, 2014, we had 33,669,581 outstanding shares of common stock. We may in the future issue up to 5,965,710 additional shares of our common stock upon exercise of existing options.

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

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our Board of Directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends is further limited by the terms of our Credit Facility. Accordingly, investors seeking dividend income should not purchase our stock.

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

Risks Related to our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”).

We cannot assure you that quarterly dividends on, or any other payments in respect of, the Series A Preferred Shares will be made timely or at all.

We cannot assure you that we will be able to pay quarterly dividends on the Series A Preferred Shares or to redeem the Series A Preferred Shares, if we wanted to do so. Quarterly dividends on our Series A Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors. You should be aware that certain factors may influence our decision, or adversely affect our ability, to pay dividends on, or make other payments in respect of, our Series A Preferred Shares, including, among other things:

•                the amount of our available cash or other liquid assets, including the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to generate and transfer cash to us;

•                any of the events described our filings with the SEC or the documents incorporated by reference herein or therein that impact our future financial position or performance;

•                our ability to service and refinance our current and future indebtedness;

•                changes in our cash requirements to fund capital expenditures, acquisitions or other operational or strategic initiatives;

•                our ability to borrow or raise additional capital to satisfy our capital needs;

•                restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants that could limit our ability to make payments to holders of the Series A Preferred Shares; and

•                limitations on cash payments to shareholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

Based on its evaluation of these and other relevant factors, our board of directors may, in its sole discretion, decide not to declare a dividend on the Series A Preferred Shares for any quarterly period for any reason, regardless of whether we have funds legally available for such purpose. In such event, the sole recourse will be the rights as a holder of Series A Preferred Shares specified in the certificate of designation for such shares, including the right to cumulative dividends and the further right under certain specified circumstances to additional interest and limited conditional voting rights.

In addition, under our Credit Facility, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the Credit Facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) the amount available under the Credit Facility after the pro forma effect of such dividend is equal to the greater of 20% of the borrowing base under the Credit Facility or $5,000,000.

The Series A Preferred Shares represent perpetual equity interests.

The Series A Preferred Shares represent perpetual equity interests in us and, unlike our indebtedness, will not entitle the holders thereof to receive payment of a principal amount at a particular date. As a result, holders of the Series A Preferred Shares may be required to bear the financial risks of an investment in the Series A Preferred Shares for an indefinite period of time. In addition, the Series A Preferred Shares will rank junior to all our indebtedness and other liabilities, and to any other senior securities we may issue in the future with respect to assets available to satisfy claims against us.

Increases in market interest rates may adversely affect the trading price of our Series A Preferred Shares.

One of the factors that will influence the trading price of our Series A Preferred Shares will be the dividend yield on the Series A Preferred Shares relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may reduce demand for our Series A Preferred Shares and would likely increase our borrowing costs and potentially decrease funds available for distribution. Accordingly, higher market interest rates could cause the market price of our Series A Preferred Shares to decrease.

The Series A Preferred Shares have not been rated, and the lack of a rating may adversely affect the trading price of the Series A Preferred Shares.

We have not sought to obtain a rating for the Series A Preferred Shares, and the shares may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series A Preferred Shares or that we may elect to obtain a rating of our Series A Preferred Shares in the future. In addition, we may elect to issue other securities for which we may seek to obtain a rating. The market value of the Series A Preferred Shares could be adversely affected if:

•                any ratings assigned to the Series A Preferred Shares in the future or to other securities we issue in the future are lower than market expectations or are subsequently lowered or withdrawn, or

•                ratings for such other securities would imply a lower relative value for the Series A Preferred Shares.

Our Series A Preferred Shares are junior to our debt liabilities and lease obligations, the debt and other liabilities of our subsidiaries and third-party holders’ of equity interests in our subsidiaries and the interests could be diluted by our issuance of additional shares of preferred stock, including additional Series A Preferred Shares, and by other transactions.

Our Series A Preferred Shares are subordinated to all of our existing and future indebtedness and lease obligations. As of December 31, 2013, we and our subsidiaries had outstanding indebtedness and liabilities of approximately $72.8 million, all of which is senior in right of payment to the Series A Preferred Shares. Our existing indebtedness restricts, and our future indebtedness may include restrictions on our ability to pay dividends to preferred shareholders.

Our certificate of incorporation currently authorizes the issuance of up to five million shares of preferred stock in one or more classes or series, and we will be permitted, without notice to or consent of the holders of Series A Preferred Shares, to issue additional Series A Preferred Shares or other securities that have rights junior to such shares, up to the maximum aggregate number of authorized shares of our preferred stock. The issuance of additional preferred stock on a parity with or senior to our Series A Preferred Shares would dilute the interests of the holders of our Series A Preferred Shares, and any issuance of preferred stock senior to or on a parity with our Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Shares.

Except in limited circumstances, no provisions relating to our Series A Preferred Shares protect the holders of our Series A Preferred Shares in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, any of which might adversely affect the holders of our Series A Preferred Shares.

Holders of Series A Preferred Shares have extremely limited voting rights.

The voting rights of Series A Preferred Shares is extremely limited. However, in the event that six quarterly dividends, whether consecutive or not, payable on Series A Preferred Shares are in arrears or a listing failure has occurred and is continuing, the holders of Series A Preferred Shares will have the right, voting together as a class with all other classes or series of parity securities upon which like voting rights have conferred and are exercisable, to elect two additional directors to serve on our board of directors.

Investors should not expect us to redeem the Series A Preferred Shares on the date the Series A Preferred Shares becomes redeemable by the Company or on any particular date afterwards.

The shares of Series A Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. By their terms, the Series A Preferred Shares may be redeemed by us at our option either in whole or in part at any time on or after December 20, 2018 or, under certain circumstances, may be redeemed by us at our option, in whole, sooner than that date. Any decision we may make at any time regarding whether to redeem the Series A Preferred Shares will depend upon a wide variety of factors, including our evaluation of our capital position, our capital requirements and general market conditions at that time. You should not assume that we will redeem the Series A Preferred Shares at any particular time, or at all.

The Series A Preferred Shares are not convertible and purchasers may not realize a corresponding benefit if the trading price of our common stock rises.

The Series A Preferred Shares will not be convertible into common shares or other of our securities and will not have exchange rights or be entitled or subject to any preemptive or similar rights. In addition, the Series A Preferred Shares will earn dividends at a fixed rate (subject to adjustment). Accordingly, as noted in greater detail above, the market value of the Series A Preferred Shares may depend on, among other things, dividend and interest rates for other securities and other investment alternatives and our actual and perceived ability to make dividend or other payments in respect of our Series A Preferred Shares. Moreover, our right to redeem the Series A Preferred Shares on or after December 20, 2018 or in the event of a change in control could impose a ceiling on their value.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing

2.1	Stock Purchase Agreement by and between Radiant Logistics, Inc., Radiant Transportation Services, Inc., On Time Express, Inc., and Bart and Kelly Wilson the shareholders of On Time Express, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the SEC on October 4, 2013)	Form 8-K filed on October 4, 2013

3.1

Certificate of Designations, Preferences and Rights of 9.75% Cumulative Redeemable Perpetual Preferred Stock. (incorporated by reference to Exhibit 3.6 of the Company’s registration statement on Form S-1, filed with the SEC on October 29, 2013)

Form S-1 filed on October 29, 2013

10.1	First Amendment to Loan and Security Agreement, dated as of December 9, 2013, by and among Bank of America, N.A., the Company and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on December 10, 2013)	Form 8-K filed on December 10, 2013

10.2	Waiver by Caltius of Repayment Charge (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the SEC on December 10, 2013)	Form 8-K filed on December 10, 2013

10.3	Waiver by Caltius of Registration Rights (incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the SEC on December 10, 2013)	Form 8-K filed on December 10, 2013

31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	XBRL Taxonomy Extension Label	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.
Date: February 13, 2014	/s/ Bohn H. Crain
Bohn H. Crain Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2014	/s/ Todd E. Macomber
Todd E. Macomber Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation