Form 10-Q
period 2014-03-31
RADIANT LOGISTICS, INC
filed 2014-05-14
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

There were 34,136,332 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of May 12, 2014.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,968,161	$1,024,192
Accounts receivable, net of allowance of $916,417 and $1,445,646, respectively	53,280,722	52,131,462
Current portion of employee and other receivables	264,725	328,123
Income tax deposit	162,136	—
Prepaid expenses and other current assets	2,123,517	2,477,904
Deferred tax asset	856,926	908,564
Total current assets	60,656,187	56,870,245

Furniture and equipment, net	1,327,858	1,289,818

Acquired intangibles, net	16,147,139	9,231,163
Goodwill	28,623,045	15,952,544
Employee and other receivables, net of current portion	26,892	72,433
Deposits and other assets	609,349	336,613
Total long-term assets	45,406,425	25,592,753
Total assets	$107,390,470	$83,752,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$37,833,939	$35,767,785
Commissions payable	5,447,156	6,086,324
Other accrued costs	2,488,639	2,176,567
Income taxes payable	—	361,571
Current portion of notes payable	767,091	767,091
Current portion of contingent consideration	1,610,000	305,000
Current portion of lease termination liability	324,377	305,496
Total current liabilities	48,471,202	45,769,834

Notes payable and other long-term debt, net of current portion and debt discount	5,193,580	17,213,424
Contingent consideration, net of current portion	10,640,000	3,720,000
Lease termination liability, net of current portion	294,226	505,353
Deferred rent liability	566,676	583,401
Deferred tax liability	2,874,718	73,433
Other long-term liabilities	2,610	2,610
Total long-term liabilities	19,571,810	22,098,221
Total liabilities	68,043,012	67,868,055

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 and 0 shares issued and outstanding, respectively, liquidation preference of $20,980,000	839	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 34,116,244 and 33,348,166 shares and outstanding, respectively	15,571	14,803
Additional paid-in capital	34,337,719	13,873,157
Deferred compensation	(10,469)	(14,252)
Retained earnings	4,946,954	1,943,530
Total Radiant Logistics, Inc. stockholders’ equity	39,290,614	15,817,238
Non-controlling interest	56,844	67,523
Total stockholders’ equity	39,347,458	15,884,761
Total liabilities and stockholders’ equity	$107,390,470	$83,752,816

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014	2013	2014	2013
Revenues	$86,032,714	$72,790,313	$246,878,094	$230,116,528
Cost of transportation	62,043,074	51,183,245	175,302,070	164,745,770
Net revenues	23,989,640	21,607,068	71,576,024	65,370,758

Agent commissions	12,867,599	12,478,403	39,408,451	38,957,449
Personnel costs	5,396,347	4,511,174	15,284,150	12,813,670
Selling, general and administrative expenses	2,815,653	1,819,987	7,766,698	6,547,208
Depreciation and amortization	1,232,603	931,974	3,304,357	3,067,145
Transition and lease termination costs	—	—	—	1,544,454
Change in contingent consideration	(1,145,000)	(675,000)	(1,357,567)	(950,000)
Total operating expenses	21,167,202	19,066,538	64,406,089	61,979,926

Income from operations	2,822,438	2,540,530	7,169,935	3,390,832

Other income (expense):
Interest income	1,965	3,547	6,593	12,679
Interest expense	(88,887)	(492,414)	(1,105,343)	(1,500,435)
Loss on write-off of debt discount	—	—	(1,238,409)	—
Gain on litigation settlement, net	—	—	—	368,162
Other	16,482	26,292	109,228	238,030
Total other expense	(70,440)	(462,575)	(2,227,931)	(881,564)

Income before income tax expense	2,751,998	2,077,955	4,942,004	2,509,268

Income tax expense	(1,087,343)	(1,166,927)	(1,889,259)	(1,109,275)

Net income	1,664,655	911,028	3,052,745	1,399,993
Less: Net income attributable to non-controlling interest	(16,541)	(29,218)	(49,321)	(94,250)

Net income attributable to Radiant Logistics, Inc.	1,648,114	881,810	3,003,424	1,305,743
Less: Preferred stock dividends	(511,388)	—	(579,887)	—

Net income attributable to common stockholders	$1,136,726	$881,810	$2,423,537	$1,305,743

Net income per common share - basic and diluted	$0.03	$0.03	$0.07	$0.04

Weighted average shares outstanding:
Basic shares	33,713,462	33,091,774	33,549,740	33,048,832
Diluted shares	35,335,320	35,098,612	35,497,675	35,121,335

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL			NON-	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	CONTROLLING INTEREST	STOCKHOLDERS’ EQUITY
Balance as of June 30, 2013	—	$—	33,348,166	$14,803	$13,873,157	$(14,252)	$1,943,530	$67,523	$15,884,761
Issuance of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock at $25.00 per share, net of underwriting and offering costs of $1,659,341	839,200	839	—	—	19,319,820	—	—	—	19,320,659
Issuance of common stock to former On Time shareholders at $2.11 per share	—	—	237,320	237	499,763	—	—	—	500,000
Issuance of common stock to former ISLA shareholders at $2.21 per share	—	—	26,188	26	57,812	—	—	—	57,838
Issuance of common stock to former Phoenix Cartage shareholders at $2.93 per share	—	—	17,083	17	49,983	—	—	—	50,000
Share-based compensation	—	—	—	—	473,145	—	—	—	473,145
Amortization of deferred compensation	—	—	—	—	—	3,783	—	—	3,783
Cashless exercise of stock options	—	—	487,487	488	(626,831)	—	—	—	(626,343)
Tax benefit from exercise of stock options	—	—	—	—	690,870	—	—	—	690,870
Distribution to non- controlling interest	—	—	—	—	—	—	—	(60,000)	(60,000)
Net income for the nine months ended March 31, 2014	—	—	—	—	—	—	3,003,424	49,321	3,052,745
Balance as of March 31, 2014	839,200	$839	34,116,244	$15,571	$34,337,719	$(10,469)	$4,946,954	$56,844	$39,347,458

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,052,745	$1,399,993
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	476,928	305,758
amortization of intangibles	2,908,024	2,587,512
depreciation and leasehold amortization	396,333	479,633
deferred income tax benefit	(271,477)	(650,412)
amortization of loan fees and original issue discount	187,707	206,289
loss on write-off of debt discount	1,238,409	—
change in contingent consideration	(1,357,567)	(950,000)
gain on litigation settlement	—	(698,623)
lease termination costs	—	1,439,018
change in (recovery of) provision for doubtful accounts	(546,249)	171,969
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	2,541,114	4,750,122
employee and other receivables	133,939	(70,119)
income tax deposit and income taxes payable	(472,775)	126,779
prepaid expenses, deposits and other assets	505,768	656,123
accounts payable and accrued transportation costs	470,850	(6,825,396)
commissions payable	(639,168)	1,005,452
other accrued costs	64,759	119,414
other liabilities	(857)	(29,135)
deferred rent liability	(16,725)	2,020
lease termination liability	(192,246)	(469,218)
Net cash provided by operating activities	8,479,512	3,557,179

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of On Time Express, Inc., net of acquired cash	(6,952,056)	—
Other acquisitions, net of acquired cash	(500,000)	(596,722)
Purchase of furniture and equipment	(153,899)	(290,648)
Payments to former shareholders of acquired operations	(1,311,775)	(1,583,489)
Net cash used for investing activities	(8,917,730)	(2,470,859)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(3,683,403)	216,642
Proceeds from preferred stock, net of offering costs	19,320,659	—
Repayment of notes payable	(12,000,000)	—
Payments of contingent consideration	(259,596)	—
Distributions to non-controlling interest	(60,000)	(114,000)
Proceeds from exercise of stock options	—	4,800
Payment of employee tax withholdings related to cashless stock option exercises	(626,343)	—
Tax benefit from exercise of stock options	690,870	48,977
Net cash provided by financing activities	3,382,187	156,419

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,943,969	1,242,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,192	66,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,968,161	$1,309,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,982,676	$1,635,645
Interest paid	$1,176,983	$1,294,353

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

In March 2013, the Company issued 252,362 shares of common stock at a fair value of $1.71 in satisfaction of the $432,112 Adcom earn-out payment for the year ended June 30, 2012, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $252 and an increase to additional paid-in capital of $431,860.

In October 2013, the Company issued 237,320 shares of common stock at a fair value of $2.11 per share in satisfaction of $500,000 of the On Time Express, Inc. purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $237 and an increase to additional paid-in capital of $499,763.

In March 2014, the Company issued 26,188 shares of common stock at a fair value of $2.21 per share in satisfaction of $57,838 of the ISLA International, Ltd. earn-out payment for the year ended June 30, 2013, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $26 and an increase to additional paid-in capital of $57,812.

In March 2014, the Company issued 17,083 shares of common stock at a fair value of $2.93 per share in satisfaction of $50,000 of the Phoenix Cartage and Air Freight, LLC purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $17 and an increase to additional paid-in capital of $49,983.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $4,548,674 and $4,775,189 as of March 31, 2014 and June 30, 2013, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed, impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2014, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2014.

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

2014 (remaining portion)	$492,920
2015	1,556,389
2016	936,968
2017	568,323
2018	565,239
Thereafter	1,037,017

Total minimum lease payments	$5,156,856

Rent expense amounted to $489,526 and $1,335,486 for the three and nine months ended March 31, 2014, respectively. Rent expense amounted to $365,738 and $1,521,983 for the three and nine months ended March 31, 2013, respectively.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the three and nine months ended March 31, 2014, the Company paid $50,127 and $192,246 of the liability, respectively. During the three and nine months ended March 31, 2013, the Company paid $469,218 of the liability.

m)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. The Company’s contributions under the plans were $96,729 and $250,136 for the three and nine months ended March 31, 2014, respectively, and were $72,130 and $190,287 for the three and nine months ended March 31, 2013, respectively.

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

As a non-asset based carrier, the Company does not own transportation assets. The Company generates the major portion of its freight forwarding revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin net of duties and taxes. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

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

All other revenue, including revenue from other value added services including customs brokerage, warehousing and fulfillment services, is recognized upon completion of the service.

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

The Company recorded share-based compensation expense of $199,741 and $476,928 for the three and nine months ended March 31, 2014, respectively. The Company recorded share-based compensation expense of $101,014 and $305,758 for the three and nine months ended March 31, 2013, respectively.

q)	Basic and Diluted Income per Share

Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock options, had been issued and if the additional common shares were dilutive. Net income attributable to common stockholders is calculated after earned but undeclared preferred stock dividends.

For the three months ended March 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,335,320, including options to purchase 5,965,710 shares of common stock as of March 31, 2014, of which 124,659 were excluded as their effect would have been anti-dilutive. For the three months ended March 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,098,612, including options to purchase 5,074,547 shares of common stock as of March 31, 2013, of which 1,189,807 were excluded as their effect would have been anti-dilutive.

For the nine months ended March 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,497,675, including options to purchase 5,495,369 shares of common stock as of March 31, 2014, of which 960,560 were excluded as their effect would have been anti-dilutive. For the nine months ended March 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,121,335, including options to purchase 5,074,547 shares as of March 31, 2013, of which 1,245,041 were excluded as their effect would have been anti-dilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Weighted average basic shares outstanding	33,713,462	33,091,774	33,549,740	33,048,832
Dilutive effect of share-based awards	1,621,858	2,006,838	1,947,935	2,072,503

Weighted average dilutive shares outstanding	35,335,320	35,098,612	35,497,675	35,121,335

r)	Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

s)	Reclassifications

Certain amounts for prior periods have been reclassified in the accompanying condensed consolidated financial statements to conform to the classification used in fiscal year 2014.

NOTE 3 – BUSINESS ACQUISITIONS

Acquisition of On Time Express, Inc.

On October 1, 2013, through a wholly-owned subsidiary, Radiant Transportation Services, Inc., the Company acquired the stock of On Time Express, Inc. (“On Time”), a privately-held Arizona corporation founded in 1982. On Time has an extensive, dedicated line-haul network that it leverages in delivering customized time critical domestic and international logistics solutions to an account base that includes customers in the aviation, aerospace, plastic injection molding, medical device, furniture and automotive industries. The base purchase price is valued at up to approximately $20.0 million, consisting of: $7.0 million paid in cash at closing, $0.5 million paid through the issuance of the Company’s common stock, $0.5 million payable as a working capital holdback plus a dollar-for-dollar payment of any working capital in excess of $750,000, $2.0 million in notes payable, and up to $10.0 million in aggregate Tier-1 earn-out payments following the four-year earn-out period immediately following closing. In addition, the transaction also provides for a Tier-2 earn-out payment calculated as 50% of the excess over a base target amount of $16,000,000 in cumulative earnings during the four-year Tier-1 earn-out period. The earn-out payments shall be made in a combination of cash and common stock, as the Company may elect to satisfy up to 25% of each Tier-1 earn-out payments and 50% of the Tier-2 earn-out payment through the issuance of its common stock valued based upon a 25-day volume weighted average price to be calculated preceding the delivery of the shares.

The transaction was financed with proceeds from the senior credit facility. The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred:
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

Since acquisition, On Time produced revenue of approximately $13.7 million and income from operations of approximately $0.3 million, including amortization of intangibles resulting from the acquisition of approximately $1.0 million.

If the acquisition had taken place effective July 1, 2012, the result would have produced combined revenue of $253.6 million and $249.9 million and combined net income of $3.2 million and $1.4 million for the nine months ended March 31, 2014 and 2013, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2013.

The preliminary purchase price allocation for the On Time acquisition is as follows:

Current assets	$3,320,231
Furniture and equipment	280,474
Deferred tax asset	146,000
Other assets	86,500
Intangibles	8,176,000
Goodwill	10,868,501

Total assets acquired	22,877,706

Current liabilities	1,843,474
Long-term deferred tax liability	3,270,400

Total liabilities assumed	5,113,874

Net assets acquired	$17,763,832

Acquisition of Phoenix Cartage and Air Freight, LLC

On March 1, 2014, through a wholly-owned subsidiary, the Company acquired select customer relationships of Phoenix Cartage and Air Freight, LLC (“PCA”), a privately-held company based in Philadelphia, Pennsylvania. The transaction was financed with proceeds from the senior credit facility. The transaction was structured as an asset purchase using cash, stock, and earn-out payments.

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

NOTE 4 – FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2014	June 30, 2013
Vehicles	$53,325	$30,288
Communication equipment	45,499	36,341
Office and warehouse equipment	319,721	313,721
Furniture and fixtures	214,628	197,710
Computer equipment	775,173	621,511
Computer software	1,858,543	1,816,332
Leasehold improvements	936,110	752,723

	4,202,999	3,768,626
Less: Accumulated depreciation and amortization	(2,875,141)	(2,478,808)

	$1,327,858	$1,289,818

Depreciation and amortization expense related to furniture and equipment was $132,396 and $396,333 for the three and nine months ended March 31, 2014, respectively, and $147,352 and $479,633 for the three and nine months ended March 31, 2013, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all previous acquisitions including the fiscal year 2014 acquisitions of On Time and PCA:

	March 31, 2014		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$29,119,640	$13,351,834	$19,505,640	$10,511,810
Covenant not to compete	660,000	280,667	450,000	212,667

	$29,779,640	$13,632,501	$19,955,640	$10,724,477

Amortization expense amounted to $1,100,207 and $2,908,024 for the three and nine months ended March 31, 2014, respectively, and $784,622 and $2,587,512 for the three and nine months ended March 31, 2013, respectively.

Future amortization expense as of March 31, 2014 for the fiscal years ending June 30 are as follows:

2014 (remaining portion)	$1,105,151
2015	3,887,111
2016	4,492,003
2017	3,131,974
2018	2,544,900
Thereafter	986,000

$16,147,139

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	March 31, 2014	June 30, 2013
Notes Payable – Caltius	$—	$10,000,000
Less: Original Issue Discount, net	—	(899,700)
Less: Debt Issuance Costs, net	—	(488,065)

Total Caltius Senior Subordinated Notes, net	—	8,612,235
Notes payable to former shareholders	767,091	767,091
Long-term Credit Facility	5,193,580	8,601,189

Total notes payable and other long-term debt	5,960,671	17,980,515
Less: Current portion	(767,091)	(767,091)

Total notes payable and other long-term debt	$5,193,580	$17,213,424

Future maturities of notes payable and other long-term debt as of March 31, 2014 for the fiscal years ending June 30 are as follows:

2014 (remaining portion)	$767,091
2015	—
2016	—
2017	—
2018	—
Thereafter	5,193,580

$5,960,671

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

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2014, the Company was in compliance with all of its covenants.

As of March 31, 2014, based on available collateral and $286,800 in outstanding letter of credit commitments, there was approximately $24,519,000 available for borrowing under the Credit Facility based on advances outstanding.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of ISLA, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the “Senior Subordinated Notes”), the net proceeds of which were primarily used to finance the cash payments due at closing of the ISLA transaction. The Senior Subordinated Notes accrue interest at the rate of 13.5% per annum (the “Accrual Rate”), and must be paid currently in cash on a quarterly basis at a rate of 11.75% per annum (the “Pay Rate”). The Company repaid $10.0 million of principal during the nine months ended March 31, 2014, respectively. The early payment resulted in a write-off of the loan fees and original issue discount of $1,238,409.

The terms of the Investment Agreement are subject to customary financial and operational covenants, including covenants that may limit or restrict the Company’s ability to, among other things, incur indebtedness from other lenders, and make acquisitions. On December 20, 2013 the Company fully repaid all amounts due under the Investment Agreement and upon such payment, was in compliance with all of its covenants thereunder. Although the Company repaid the entire outstanding balance, the Company is still subject to customary contract obligations that survive repayment of all amounts due under the Investment Agreement.

DBA Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable quarterly. The Company elected to satisfy $2.4 million of the notes through the issuance of the Company’s common stock. The principal amount of the notes is payable annually on April 6 with the final installment of $767,091 repaid in April 2014.

On Time Notes Payable

In connection with the On Time acquisition, the Company issued notes payable in the amount of $2.0 million payable to the former shareholders of On Time. The notes accrue interest at a rate of 6.0%, and such principal and interest is payable quarterly. The Company repaid the $2.0 million of principal during the three and nine months ended March 31, 2014.

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

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and will be payable on January 31, April 30, July 31 and October 31 commencing on April 30, 2014 when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of March 31, 2014, the Company was in compliance with this ratio.

Commencing on December 20, 2018, the Company may redeem, at its option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $25.00 per share plus accrued and unpaid dividends (whether or not declared). Among other things, the Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of the Company’s other securities. Holders of Series A Preferred Shares generally have no voting rights, except if the Company fails to pay dividends on the Series A Preferred Shares for six or more quarterly periods (whether consecutive or not). Under such circumstances, holders of Series A Preferred Shares will be entitled to vote to elect two additional directors to the Company’s Board of Directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Shares cannot be made without the affirmative vote of the holders of two-thirds of the outstanding Series A Preferred Shares, voting as a separate class. The Series A Preferred Shares are senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up.

The Series A Preferred Shares are listed on the NYSE MKT under the symbol “RLGT-PA.”

Common Stock Repurchase Program

The Company’s Board of Directors in November 2012 approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. This Common Stock Repurchase program has expired and no shares were repurchased under the program.

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

For the three and nine months ended March 31, 2014, RLP recorded $27,568 and $82,202 in profits, of which RCP’s distributable share was $16,541 and $49,321, respectively. For the three and nine months ended March 31, 2013, RLP recorded $48,696 and $157,083 in profits, of which RCP’s distributable share was $29,218 and $94,250, respectively. The non-controlling interest recorded as a reduction of income on the statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2014
	Level 3	Total
Contingent consideration	$12,250,000	$12,250,000

	Fair Value Measurements as of June 30, 2013
	Level 3	Total
Contingent consideration	$4,025,000	$4,025,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded a decrease to contingent consideration of $1,145,000 and $1,357,567 for the three and nine months ended March 31, 2014, respectively, primarily for the ISLA and ALBS acquisitions. The Company recorded a decrease to contingent consideration of $675,000 and $950,000 for the three and nine months ended March 31, 2013, respectively, primarily for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of the acquisitions not meeting their anticipated financial targets and additionally management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $21,483,000 through earn-out periods measured through September 2017, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $550,000.

Contingent Consideration
Balance, June 30, 2013	$4,025,000

Increase related to accounting for acquisitions	9,900,000
Contingent consideration earned	(317,433)
Change in fair value	(1,357,567)

Balance, March 31, 2014	$12,250,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Current income tax expense	$1,154,586	$583,051	$2,160,736	$1,759,687
Deferred income tax expense (benefit)	(67,243)	583,876	(271,477)	(650,412)

Income tax expense	$1,087,343	$1,166,927	$1,889,259	$1,109,275

Tax years that remain subject to examination by federal and state authorities are the years ended June 30, 2010 through June 30, 2013.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five-year period. During the three and nine months ended March 31, 2014, the Company recognized share-based compensation expense of $1,261 and $3,783, respectively, related to stock awards. During the three months and nine months ended March 31, 2013, the Company recognized share-based compensation expense of $1,261 and $9,703, respectively, related to stock awards. The following table summarizes stock award activity under the plan for the nine months ended March 31, 2014.

	Number of Shares	Weighted Average Grant-date Fair Value
Unvested as of June 30, 2013	10,804	$1.65
Vested	(3,113)	1.65

Unvested as of March 31, 2014	7,691	$1.65

Stock Options

During the three months ended March 31, 2014, the Company issued options to certain employees and directors to purchase 274,659 shares of common stock at a weighted average exercise price of $2.89 per share. The options generally vest ratably over a five-year period.

During the three and nine months ended March 31, 2014, the weighted average fair value per share of employee options granted was $1.77 and $1.43, respectively. The fair value of options granted were estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each issuance of options:

	Nine months ended March 31, 2014	Year ended June 30, 2013
Risk-Free Interest Rate	1.95% - 2.20%	1.01% - 1.35%
Expected Term	6.5 years	6.5 years
Expected Volatility	63.75% - 64.99%	65.45% - 68.49%
Expected Dividend Yield	0.00%	0.00%
Forfeiture Rate	0.00%	0.00%

During the three and nine months ended March 31, 2014, the Company recognized share-based compensation expense related to stock options of $198,480 and $473,145, respectively. During the three and nine months ended March 31, 2013, the Company recognized share-based compensation expense related to stock options of $99,753 and $296,055, respectively. The following table summarizes activity under the plan for the nine months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2013	5,255,781	$1.05	5.08	$5,110,000
Granted	1,081,588	2.33	10.00	—
Exercised	(840,000)	0.56	—	—
Forfeited	(2,000)	2.40	—	—

Outstanding as of March 31, 2014	5,495,369	$1.37	5.66	$9,436,256

Exercisable as of March 31, 2014	3,021,954	$0.76	3.14	$7,056,194

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and sought damages in excess of $1,000,000.

On April 25, 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, but it remains subject to a motion for judgment notwithstanding the verdict made by the Defendants. Any procedural motions that are decided in a manner inconsistent with the jury verdict will likely be appealed by the Company. The ultimate resolution of this dispute is not expected to occur in the near term given that the non-prevailing party will likely make further appeal.  Accordingly, the Company will not record the benefit of any such award into its financial statement until such time as the dispute has been fully adjudicated and collected.

Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against the Company, as well as a series of unrelated third party employee staffing businesses (collectively, the “Staffing Defendants”). In the lawsuit, Ms. Barahona seeks penalties under California law, alleging, on an unsubstantiated basis, that she and putative, yet unnamed class members, were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide certain rest and meal periods, as well as failure to pay minimum wages and overtime. The case remains in the early stage subject to certain preliminary procedural motions. The Company intends to vigorously defend against these allegations as, based upon the preliminary evaluation of applicable payroll records and legal standards: (i) the Company believes that the Plaintiff’s request for class certification is overly broad and cannot meet California’s class action certification requirements; and (ii) the Company does not believe that the named Plaintiff has raised a cause of action for which relief is available or appropriate. However, since this case remains in the very early stages of litigation, the Company can offer no assurances as to the final disposition of the matter.

Service By Air, Inc. v. Radiant Global Logistics, Inc.

On March 11, 2014 a lawsuit was filed by Service By Air, Inc. ("SBA") against the Company, PCA, and Philippe Gabay ("Gabay"),. The case was filed by SBA principally in response to the Company’s March 1, 2014: (i) appointment of Gabay as VP of Business Development; and (ii) acquisition of certain PCA assets in connection with the expansion of the Company’s operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against all of the defendants alleging, among others, that the actions of the defendants, including the Company, violated an SBA agreement with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that the Company tortiously interfered with SBA's rights in connection with the expired agreement. Although the Company believes that the case has been asserted by SBA principally in response to, and to disrupt, the Company’s competitive position in the market, and that the case is otherwise without merit, since the case remains in the early stages of litigation, there can be no assurances as to the ultimate outcome of the matter. The Company and our co-defendants intend to vigorously defend the matter.

In addition to the foregoing, the Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the previous acquisitions, including On Time and PCA (See Note 3), contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2015	2016	2017	2018	Total
Earn-out payments (in thousands):
Cash	$1,418	$3,852	$2,609	$2,766	$10,645
Equity	249	963	712	1,164	3,088

Total estimated earn-out payments (1)	$1,667	$4,815	$3,321	$3,930	$13,733
(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three months ended March 31:	2014	2013	2014	2013	2014	2013
Revenue	$54,528	$39,024	$31,505	$33,766	$86,033	$72,790
Cost of transportation	37,830	25,655	24,213	25,528	62,043	51,183

Net revenue	$16,698	$13,369	$7,292	$8,238	$23,990	$21,607

	United States		Other Countries		Total
Nine months ended March 31:	2014	2013	2014	2013	2014	2013
Revenue	$150,580	$123,210	$96,298	$106,907	$246,878	$230,117
Cost of transportation	101,321	81,369	73,981	83,377	175,302	164,746

Net revenue	$49,259	$41,841	$22,317	$23,530	$71,576	$65,371

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “seek,” “see,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our independent agents; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger agency locations; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2013 and our Form 10-Q for the quarter ended December 31, 2013. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

On October 1, 2013 we acquired the stock of Phoenix, Arizona based On Time Express, Inc. (“On Time”). On Time is a solutions based logistics company with a dedicated line-haul network that it leverages in delivering customized time-critical domestic and international logistics solutions to an account base that includes customers in the aviation, aerospace, plastic injection molding, medical device, furniture and automotive industries. We expect that On Time will continue to operate as a stand-alone business unit, and in addition to supporting its own end customers, will also provide transportation capacity to our operating locations across North America with LTL and expedited ground service. We believe that access to On Time’s dedicated line-haul network will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional agent offices to our network.

On March 1, 2014 we acquired select customer relationships of Phoenix Cartage and Air Freight, LLC (“PCA”), a privately-held company based in Philadelphia, Pennsylvania. In conjunction with the purchase of those customer relationships, we opened a new Company-owned location in Philadelphia, Pennsylvania to service the mid-Atlantic region.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, severance and lease termination costs, extraordinary items, share-based compensation expense, non-recurring litigation expenses, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2014 and 2013 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended March 31, 2014 and 2013 (actual and unaudited):

	Three months ended March 31,		Change
	2014	2013	Amount	Percent
Transportation revenue	$86,033	$72,790	$13,243	18.2%
Cost of transportation	62,043	51,183	10,860	21.2%

Net transportation revenue	$23,990	$21,607	$2,383	11.0%
Net transportation margins	27.9%	29.7%

We generated transportation revenue of $86.0 million and net transportation revenue of $24.0 million for the three months ended March 31, 2014, as compared to transportation revenue of $72.8 million and net transportation revenue of $21.6 million for the three months ended March 31, 2013. Domestic and international transportation revenue was $54.5 million and $31.5 million, respectively, for the three months ended March 31, 2014, compared to $39.0 million and $33.8 million, respectively, for the three months ended March 31, 2013. The increase in domestic revenue is due principally to our acquisition of On Time, as well as increased domestic volume among several agency and company owned locations. The decrease in international revenue is principally due to lower charter services and a non-recurring significant piece of project work that occurred in the prior year.

Cost of transportation increased 21.2% to $62.0 million for the three months ended March 31, 2014, compared to $51.2 million for the three months ended March 31, 2013. Net transportation margins decreased to 27.9% of transportation revenue for the three months ended March 31, 2014, as compared to 29.7% of transportation revenue for the three months ended March 31, 2013. The decrease in margins is attributable to numerous factors including differing product mixes of shipments throughout the quarter, and the addition of On Time which has historically operated at lower margin characteristics than our legacy domestic freight forwarding operations.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2014 and 2013 (actual and unaudited):

	Three months ended March 31,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$23,990	100.0%	$21,607	100.0%	$2,383	11.0%

Agent commissions	12,868	53.6%	12,478	57.7%	390	3.1%
Personnel costs	5,396	22.5%	4,511	20.9%	885	19.6%
Selling, general and administrative expenses	2,816	11.7%	1,820	8.4%	996	54.7%
Depreciation and amortization	1,233	5.1%	932	4.3%	301	32.3%
Change in contingent consideration	(1,145)	(4.8%)	(675)	(3.1%)	(470)	69.6%

Total operating expenses	21,168	88.1%	19,066	88.2%	2,102	11.0%

Income from operations	2,822	11.8%	2,541	11.8%	281	11.1%
Other expense	(70)	(0.3)%	(463)	(2.2%)	393	(84.9%)

Income before income tax expense	2,752	11.5%	2,078	9.6%	674	32.4%
Income tax expense	(1,087)	(4.6%)	(1,167)	(5.4%)	80	(6.9%)

Net income	1,665	6.9%	911	4.2%	754	82.8%
Less: Net income attributable to non-controlling interest	(17)	(0.1%)	(29)	(0.1%)	12	(41.4%)

Net income attributable to Radiant Logistics, Inc.	1,648	6.8%	882	4.1%	766	86.8%
Less: Preferred stock dividends	(511)	(2.1%)	—	—	(511)	NM

Net income attributable to common stockholders	$1,137	4.7%	$882	4.1%	$255	28.9%

Agent commissions were $12.9 million for the three months ended March 31, 2014, an increase of 3.1% from $12.5 million for the three months ended March 31, 2013. Agent commissions as a percentage of net transportation revenue decreased to 53.6% for the three months ended March 31, 2014, from 57.7% for the comparable prior year period as a result of our acquisition of On Time and the opening of a company-owned location in Philadelphia, which added company-owned operations in Phoenix, Dallas, Atlanta and Philadelphia. Company-owned locations are not paid commissions.

Personnel costs were $5.4 million for the three months ended March 31, 2014, an increase of 19.6% from $4.5 million for the three months ended March 31, 2013. Personnel costs as a percentage of net transportation revenue increased to 22.5% for the three months ended March 31, 2014, from 20.9% for the comparable prior year period. The increase is primarily attributable to our acquisition of On Time, which added personnel costs associated with the new company-owned operations in Phoenix, Dallas, Atlanta, the opening of a company-owned location in Philadelphia, as well as a higher head-count at the corporate office and some company-owned locations.

Selling, general and administrative expenses were $2.8 million for the three months ended March 31, 2014, an increase of 54.7% from $1.8 million for the three months ended March 31, 2013. Selling, general and administrative expenses as a percentage of net transportation revenue increased to 11.7% for the three months ended March 31, 2014, from 8.4% for the comparable prior year period. The increase was driven principally by additional costs associated with the acquisition of On Time, higher legal fees, and non-recurring transaction costs of less than $0.2 million.

Depreciation and amortization costs were $1.2 million for the three months ended March 31, 2014, an increase of 32.3% from $0.9 million for the three months ended March 31, 2013. Depreciation and amortization as a percentage of net transportation revenue increased to 5.1% for the three months ended March 31, 2014, from 4.3% for the comparable prior year period. The increase is primarily due to amortization of intangibles acquired from On Time and PCA, partially offset by scheduled changes in the amortization costs associated with the ISLA and ALBS acquisitions.

Change in contingent consideration totaled $1.1 for the three months ended March 31, 2014, an increase of 69.6% from $0.7 million for the three months ended March 31, 2013. As a percentage of net transportation revenue, the change in contingent consideration increased to 4.8% for the three months ended March 31, 2014, from 3.1% for the three months ended March 31, 2013. Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The income was attributable primarily to ISLA and ALBS not achieving their specified operating objectives.

Income from operations was $2.8 million for the three months ended March 31, 2014, an increase of 11.1% from $2.5 million for the three months ended March 31, 2013. The increase is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $2.4 million primarily due to additional revenues associated with the On Time acquisition. Agent Commissions expense increased $0.4 million due to increased sales where commissions are earned by the agency based network. Personnel costs increased $0.9 million due to the additional employees acquired with the acquisition of On Time and the opening of a company-owned location in Philadelphia. Selling, general and administrative expenses increased $1.0 million principally due to our acquisition of On Time, increased legal expenses, and nonrecurring transaction expenses. Depreciation and amortization costs increased $0.2 million due to increased amortization of intangibles for the On Time and PCA acquisitions, partially offset by scheduled changes in the amortization costs associated with the ISLA and ALBS acquisitions. Change in contingent consideration increased $0.5 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense was $0.1 million for the three months ended March 31, 2014, a decrease of 84.9% from $0.5 million for the three months ended March 31, 2013. As a percentage of net transportation revenue, other expense increased to 0.3% for the three months ended March 31, 2014, from 2.2% for the three months ended March 31, 2013, as a result of decreased borrowing costs resulting from the payoff of the senior subordinate notes.

Net income was $1.1 million for the three months ended March 31, 2014, an increase of 28.9% from $0.9 million for the three months ended March 31, 2013, driven by increased operating income, a significant decrease in other expense, offset by the preferred stock dividends.

The following table provides a reconciliation for the three months ended March 31, 2014 and 2013 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$23,990	$21,607	$2,383	11.0%

Net income attributable to common stockholders	$1,137	$882	255	28.9%
Preferred stock dividends	511	—	511	NM

Net income attributable to Radiant Logistics, Inc.	1,648	882	766	86.8%
Income tax expense	1,087	1,167	(80)	(6.9)%
Depreciation and amortization	1,233	932	301	32.3%
Net interest expense	87	489	(402)	(82.2)%

EBITDA	$4,055	$3,470	$585	16.9%

Share-based compensation	200	101	99	98.0%
Change in contingent consideration	(1,145)	(675)	(470)	69.6%
Acquisition related costs	167	13	154	1,184.6%
Non-recurring legal costs	226	79	147	186.1%
Adjusted EBITDA	$3,503	$2,988	515	17.2%
As a % of Net Revenues	14.6%	13.8%

We had adjusted EBITDA of $3.5 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively.

Adjusted EBITDA as a percentage of net transportation revenue increased to 14.6% for the three months ended March 31, 2014 from 13.8% for the three months ended March 31, 2013 as a result of the leverage of our operating platform.

Nine months ended March 31, 2014 and 2013 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2014 and 2013 (actual and unaudited):

	Nine months ended March 31,		Change
	2014	2013	Amount	Percent
Transportation revenue	$246,878	$230,117	$16,761	7.3%
Cost of transportation	175,302	164,746	10,556	6.4%

Net transportation revenue	$71,576	$65,371	$6,205	9.5%
Net transportation margins	29.0%	28.4%

We generated transportation revenue of $246.9 million and net transportation revenue of $71.6 million for the nine months ended March 31, 2014, as compared to transportation revenue of $230.1 million and net transportation revenue of $65.4 million for the nine months ended March 31, 2013. Domestic and international transportation revenue was $150.6 million and $96.3 million, respectively, for the nine months ended March 31, 2014, compared to $123.2 million and $106.9 million, respectively, for the nine months ended March 31, 2013. The changes in domestic revenue were due principally to incremental increase in revenues associated with our acquisition of On Time, higher domestic revenues among company-owned locations, and slightly higher domestic revenues from independent agent offices. The changes in international revenue are principally due to incremental decreased revenues associated with slower cross-border shipping into and out of Mexico, lower charter services and less project work.

Cost of transportation increased 6.4% to $175.3 million for the nine months ended March 31, 2014, compared to $164.7 million for the nine months ended March 31, 2013. Net transportation margins increased to 29.0% of transportation revenue for the nine months ended March 31, 2014, as compared to 28.4% of transportation revenue for the nine months ended March 31, 2013. The increase in margins is attributable to numerous factors including differing product mixes of shipments throughout the quarter and the addition of On Time for the current fiscal year, and a lower percentage of charter revenues and project work, which typically has a lower yield.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2014 and 2013 (actual and unaudited):

	Nine months ended March 31,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$71,576	100.0%	$65,371	100.0%	$6,205	9.5%

Agent commissions	39,409	55.1%	38,958	59.6%	451	1.2%
Personnel costs	15,284	21.4%	12,814	19.6%	2,470	19.3%
Selling, general and administrative expenses	7,768	10.9%	6,547	10.0%	1,221	18.6%
Depreciation and amortization	3,304	4.6%	3,067	4.7%	237	7.7%
Transition and lease termination costs	—	—	1,544	2.4%	(1,544)	(100.0%)
Change in contingent consideration	(1,358)	(1.9%)	(950)	(1.5%)	(408)	42.9%

Total operating expenses	64,407	90.1%	61,980	94.8%	2,427	3.9%

Income from operations	7,169	10.0%	3,391	5.2%	3,778	111.4%
Other expense	(2,228)	(3.1)%	(882)	(1.4%)	(1,346)	152.6%

Income before income tax expense	4,941	6.9%	2,509	3.8%	2,432	96.9%
Income tax expense	(1,889)	(2.6%)	(1,109)	(1.7%)	(780)	70.3%

Net income	3,052	4.3%	1,400	2.1%	1,652	118.0%
Less: Net income attributable to non-controlling interest	(49)	(0.1%)	(94)	(0.1%)	45	(47.9%)

Net income attributable to Radiant Logistics, Inc.	3,003	4.2%	1,306	2.0%	1,697	129.9%
Less: Preferred stock dividends	(579)	(0.8%)	—	—	(579)	NM

Net income attributable to common stockholders	$2,424	3.4%	$1,306	2.0%	$1,118	85.6%

Agent commissions were $39.4 million for the nine months ended March 31, 2014, an increase of 1.2% from $39.0 million for the nine months ended March 31, 2013. Agent commissions as a percentage of net transportation revenue decreased to 55.1% for the nine months ended March 31, 2014, from 59.6% for the comparable prior year period as a result of our acquisitions of Marvir, IFS, On Time and the opening of a company-owned location in Philadelphia, which added company-owned operations in Los Angeles, Portland, Phoenix, Dallas, Atlanta and Philadelphia. Company-owned locations are not paid commissions.

Personnel costs were $15.3 million for the nine months ended March 31, 2014, an increase of 19.3% from $12.8 million for the nine months ended March 31, 2013. Personnel costs as a percentage of net transportation revenue increased to 21.4% for the nine months ended March 31, 2014, from 19.6% for the comparable prior year period. The increase is primarily attributable to our acquisitions of Marvir, IFS, and On Time, which added the personnel costs associated with the new company-owned operations in Los Angeles, Portland, Phoenix, Dallas and Atlanta, the opening of a company-owned location in Philadelphia, as well as a higher head-count at the corporate office and some company-owned locations.

Selling, general and administrative expenses were $7.8 million for the nine months ended March 31, 2014, an increase of 18.6% from $6.5 million for the nine months ended March 31, 2013. As a percentage of net transportation revenue, selling, general and administrative expenses increased to 10.9% for the nine months ended March 31, 2014, from 10.0% for the comparable prior year period. The increase was driven principally by our acquisition of On Time, partially offset by savings associated with combining our two company-owned locations in Los Angeles and increased collections of older receivables, including non-recurring transaction costs of less than $0.2 million.

Depreciation and amortization costs were $3.3 million for the nine months ended March 31, 2014, an increase of 7.7% from $3.1 million for the nine months ended March 31, 2013. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.6% for the nine months ended March 31, 2014, from 4.7% for the comparable prior year period. The increase is primarily due to amortization of intangibles acquired from On Time and PCA acquisitions, partially offset by scheduled changes in the amortization costs associated with the ISLA and ALBS acquisitions.

There were no transition and lease termination costs for the nine months ended March 31, 2014. Transition and lease termination costs for the nine months ended March 31, 2013 totaled $1.5 million. Transition and lease termination costs for the nine months ended March 31, 2013 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that were eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture of equipment. Non-recurring transition and lease termination costs were 2.4% of net transportation revenue for the nine months ended March 31, 2013.

Change in contingent consideration totaled $1.4 million for the nine months ended March 31, 2014, an increase of 42.9% from $1.0 million for the nine months ended March 31, 2013. As a percentage of net transportation revenue, the change in contingent consideration increased to 1.9% for the nine months ended March 31, 2014, compared to 1.5% for the nine months ended March 31, 2013. Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The income was attributable to ISLA and ALBS not achieving their specified operating objectives.

Income from operations was $7.2 million for the nine months ended March 31, 2014, an increase of 111.4% from $3.4 million for the nine months ended March 31, 2013. The increase is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $6.2 million primarily due to additional revenues associated with the On Time acquisition. Personnel costs increased $2.5 million due to the additional employees acquired with the Marvir, IFS and On Time acquisitions, and the opening of a company-owned location in Philadelphia. Selling, general and administrative expenses increased $1.2 million due principally to our acquisition of On Time, partially offset by savings associated with combining our two Los Angeles company-owned locations, and favorable results surrounding the collection of older receivables. Depreciation and amortization costs increased $0.2 million due to increased amortization of intangibles acquired from On Time and PCA, partially offset by scheduled changes in the amortization costs associated with the ISLA and ALBS acquisitions. Transition and lease termination costs decreased $1.5 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration increased $0.4 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense was $2.2 million for the nine months ended March 31, 2014, an increase of 152.6% from $0.9 million for the nine months ended March 31, 2013. As a percentage of net transportation revenue, other expense increased to 3.1% for the nine months ended March 31, 2014, up from 1.4% for the nine months ended March 31, 2013. The increase is due to the write-off of the debt discount in the current period and the gain on litigation settlement in the prior period.

Net income was $2.4 million for the nine months ended March 31, 2014, an increase of 85.6% from $1.3 million for the nine months ended March 31, 2013. The increase is primarily attributable to increased operating income, partially offset by increases to other expense, income tax expense, and the preferred stock dividends.

The following table provides a reconciliation for the nine months ended March 31, 2014 and 2013 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$71,576	$65,371	$6,205	9.5%

Net income attributable to common stockholders	$2,424	$1,306	1,118	85.6%
Preferred stock dividends	579	—	579	NM

Net income attributable to Radiant Logistics, Inc.	3,003	1,306	1,697	129.9%
Income tax expense	1,889	1,109	780	70.3%
Depreciation and amortization	3,304	3,067	237	7.7%
Net interest expense	1,100	1,488	(388)	(26.1)%

EBITDA	$9,296	$6,970	$2,326	33.4%

Share-based compensation	477	306	171	55.9%
Change in contingent consideration	(1,358)	(950)	(408)	42.9%
Acquisition related costs	308	52	256	492.3%
Non-recurring legal costs	293	202	91	45.0%
Lease termination costs	—	1,439	(1,439)	(100.0%)
Loss on write-off of debt discount	1,238	—	1,238	NM
Gain on litigation settlement, net	—	(368)	368	(100.0%)
Adjusted EBITDA	$10,254	$7,651	2,603	34.0%
As a % of Net Revenues	14.3%	11.7%

We had adjusted EBITDA of $10.3 million and $7.7 million for the nine months ended March 31, 2014 and 2013, respectively.

Adjusted EBITDA as a percentage of net transportation revenue increased to 14.3% for the nine months ended March 31, 2014 from 11.7% for the nine months ended March 31, 2013 as a result of the leverage of our operating platform.

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

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2014 and 2013 (pro forma and unaudited):

	Nine months ended March 31,		Change
	2014	2013	Amount	Percent
Transportation revenue	$253,602	$249,876	$3,726	1.5%
Cost of transportation	180,466	179,600	866	0.5%

Net transportation revenue	$73,136	$70,276	$2,860	4.1%
Net transportation margins	28.8%	28.1%

Pro forma transportation revenue was $253.6 million for the nine months ended March 31, 2014, an increase of 1.5% from $249.9 million for the nine months ended March 31, 2013.

Pro forma cost of transportation was $180.5 million for the nine months ended March 31, 2014, an increase of 0.5% from $179.6 million for the nine months ended March 31, 2013.

Pro forma net transportation margins were 28.8% and 28.1% for the nine months ended March 31, 2014 and 2013, respectively.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2014 and 2013 (pro forma and unaudited):

	Nine months ended March 31,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$73,136	100.0%	$70,276	100.0%	$2,860	4.1%

Agent commissions	39,409	53.9%	38,347	54.6%	1,062	2.8%
Personnel costs	15,562	21.3%	14,639	20.8%	923	6.3%
Selling, general and administrative expenses	8,161	11.2%	8,255	11.7%	(94)	(1.1%)
Depreciation and amortization	3,837	5.2%	4,806	6.8%	(969)	(20.2%)
Transition and lease termination costs	—	—	1,544	2.2%	(1,544)	(100.0%)
Change in contingent consideration	(1,358)	(1.9%)	(950)	(1.4%)	(408)	42.9%

Total operating expenses	65,611	89.7%	66,641	94.7%	(1,030)	(1.5%)

Income from operations	7,525	10.3%	3,635	5.2%	3,890	107.0%
Other expense	(2,323)	(3.2)%	(1,083)	(1.5%)	(1,240)	114.5%

Income before income tax expense	5,202	7.1%	2,552	3.7%	2,650	103.8%
Income tax expense	(1,994)	(2.7%)	(1,128)	(1.7%)	(866)	76.8%

Net income	3,208	4.4%	1,424	2.0%	1,784	125.3%
Less: Net income attributable to non-controlling interest	(49)	(0.1)%	(94)	(0.1)%	45	(47.9%)

Net income attributable to Radiant Logistics, Inc.	3,159	4.3%	1,330	1.9%	1,829	137.5%
Less: Preferred stock dividends	(580)	(0.8%)	—	—	(580)	NM

Net income attributable to common stockholders	$2,579	3.5%	$1,330	1.9%	$1,249	93.9%

Pro forma agent commissions were $39.4 million for the nine months ended March 31, 2014, an increase of 2.8% from $38.3 million for the nine months ended March 31, 2013. Pro forma agent commissions as a percentage of net transportation revenue decreased to 53.9% of net transportation revenue for the nine months ended March 31, 2014, compared to 54.6% for the nine months ended March 31, 2013.

Pro forma personnel costs were $15.6 million for the nine months ended March 31, 2014, an increase of 6.3% from $14.6 million for the nine months ended March 31, 2013. Pro forma personnel costs as a percentage of net transportation revenue increased to 21.3% of net transportation revenue for the nine months ended March 31, 2014, compared to 20.8% for the nine months ended March 31, 2013.

Pro forma selling, general and administrative costs were $8.2 million for the nine months ended March 31, 2014, a decrease of 1.1% from $8.3 million for the nine months ended March 31, 2013. As a percentage of net transportation revenue, pro forma selling, general and administrative costs decreased to 11.2% for the nine months ended March 31, 2014, from 11.7% for the nine months ended March 31, 2013.

Pro forma depreciation and amortization costs were $3.8 million for the nine months ended March 31, 2014, a decrease of 20.2% from $4.8 million for the nine months ended March 31, 2013. As a percentage of net transportation revenue, pro forma depreciation and amortization costs decreased to 5.2% for the nine months ended March 31, 2014, from 6.8% for the nine months ended March 31, 2013.

Pro forma transition and lease termination costs were $1.5 million for the nine months ended March 31, 2013. As a percentage of net transportation revenue, non-recurring transition and lease termination costs was 2.2% for the nine months ended March 31, 2013. There were no such costs for the nine months ended March 31, 2014.

Pro forma change in contingent consideration totaled income of $1.4 million for the nine months ended March 31, 2014, an increase of 42.9% from $1.0 for the nine months ended March 31, 2013. As a percentage of net transportation revenue, pro forma change in contingent consideration increased to 1.9% for the nine months ended March 31, 2014, from 1.4% for the nine months ended March 31, 2013.

Pro forma income from operations was $7.5 million for the nine months ended March 31, 2014, compared to $3.6 million for the nine months ended March 31, 2013.

Pro forma other expense was $2.3 million for the nine months ended March 31, 2014, compared to $1.1 million for the nine months ended March 31, 2013.

Pro forma net income was $2.6 million for the nine months ended March 31, 2014, compared to $1.3 million for the nine months ended March 31, 2013.

The following table provides a reconciliation for the nine months ended March 31, 2014 and 2013 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine months ended March 31,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$73,136	$70,276	$2,860	4.1%

Net income attributable to common stockholders	$2,579	$1,330	$1,249	93.9%
Preferred stock dividends	580	—	580	NM

Net income attributable to Radiant Logistics, Inc.	3,159	1,330	1,829	137.5%
Income tax expense	1,994	1,128	866	76.8%
Depreciation and amortization	3,837	4,806	(969)	(20.2)%
Net interest expense	1,185	1,726	(541)	(31.3)%

EBITDA	$10,175	$8,990	$1,185	13.2%

Share-based compensation	488	330	158	47.9%
Change in contingent consideration	(1,358)	(950)	(408)	42.9%
Acquisition related costs	308	52	256	492.3%
Non-recurring legal costs	293	202	91	45.0%
Lease termination costs	—	1,439	(1,439)	(100.0%)
Loss on write-off of debt discount	1,238	—	1,238	NM
Gain on litigation settlement, net	—	(368)	368	(100.0%)
Adjusted EBITDA	11,144	9,695	1,449	14.9%
As a % of Net Revenues	15.2%	13.8%

Liquidity and Capital Resources

Net cash provided by operating activities was $8.5 million for the nine months ended March 31, 2014, compared to net cash provided of $3.6 million for the nine months ended March 31, 2013. The change was principally driven by increases in our accounts receivable and accounts payable, changes to our income tax deposits and payables, changes in our provision for doubtful accounts, changes in commissions payable, and changes in non-cash operating expenses.

Net cash used in investing activities was $8.9 million for the nine months ended March 31, 2014, compared to net cash used of $2.5 million for the nine months ended March 31, 2013. Use of cash for the nine months ended March 31, 2014 consisted of $7.5 million related to acquisitions, the purchase of $0.2 million in technology related equipment, and payments made to former shareholders of acquired operations totaling $1.3 million. Use of cash for the nine months ended March 31, 2013 consisted of $0.6 million related to acquisitions, the purchase of $0.3 million in furniture and equipment, and payments made to the former shareholders of acquired operations totaling $1.6 million.

Net cash provided by financing activities was $3.4 million for the nine months ended March 31, 2014, compared to net cash provided of $0.2 million for the nine months ended March 31, 2013. The cash provided by financing activities for the nine months ended March 31, 2014 consisted primarily of repayments to the credit facility of $3.7 million, distributions to the non-controlling interest of less than $0.1 million, repayments of senior subordinated promissory notes of $10.0 million, repayments of notes payable of $2.0 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.6 million and contingent consideration payments made to former shareholders of acquired operations of $0.3 million, offset by proceeds from the preferred stock offering of $19.3 million and proceeds and a tax benefit from the exercise of stock options of $0.7 million. Cash provided by financing activities for the nine months ended March 31, 2013 consisted primarily of proceeds from the credit facility of $0.2 million, offset by distributions to the non-controlling interest of $0.1 million.

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

DBA Notes Payable

In connection with the DBA acquisition, we issued promissory notes in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, payable on a quarterly basis, and are payable annually on April 6 in three equal payments. In May 2011, we elected to satisfy $2.4 million of the notes through the issuance of our common stock. The balance of the notes payable was repaid in April 2014.

On Time Notes Payable

In connection with the On Time acquisition, we issued promissory notes in the amount of $2.0 million payable to the former shareholders of On Time. The notes accrue interest at a rate of 6.0%, and such principal and interest is payable quarterly. The balance of the notes payable was repaid in January 2014.

Acquisitions

Our agreements with respect to the acquisitions of ISLA, ALBS, Marvir, IFS, On Time and PCA contain future consideration provisions that provide for the selling shareholder to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended June 30, 2013 and Note 3 of this Form 10-Q for recent acquisitions.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2014, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against us seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, we filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (a company doing business with Santini Productions). Our counterclaim alleges claims for, among others, statutory and common law misappropriation of trade secrets, and sought damages in excess of $1,000,000.

On April 25, 2014, a jury returned a verdict in our favor in the amount of $1,500,000, but it remains subject to a motion for judgment notwithstanding the verdict made by the Defendants. Any procedural motions that are decided in a manner inconsistent with the jury verdict will likely be appealed by us. The ultimate resolution of this dispute is not expected to occur in the near term given that the non-prevailing party will likely make further appeal. Accordingly, we will not record the benefit of any such award into our financial statements until such time as the dispute has been fully adjudicated and collected.

Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action), Los Angeles County Superior Court, Case No. BC525802

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against RGL and DBA, as well as a series of unrelated third party employee staffing businesses (collectively, the “Staffing Defendants”). In the lawsuit, Ms. Barahona seeks penalties under California law, alleging, on an unsubstantiated basis, that she and putative, yet unnamed class members, were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide certain rest and meal periods, as well as failure to pay minimum wages and overtime. The case remains in the early stage subject to certain preliminary procedural motions. We intend to vigorously defend against these allegations as, based upon our preliminary evaluation of applicable payroll records and legal standards: (i) we believe that the Plaintiff’s request for class certification is overly broad and cannot meet California’s class action certification requirements; and (ii) we do not believe that the named Plaintiff has raised a cause of action for which relief is available or appropriate. However, since this case remains in the very early stages of litigation, we can offer no assurances as to the final disposition of the matter.

Service By Air, Inc. v. Radiant Global Logistics, Inc., Federal Court for the Northern District of Illinois, Eastern Division, Case No. 14-cv-01754

On March 11, 2014 a lawsuit was filed by Service By Air, Inc. ("SBA") against us, PCA, and Philippe Gabay ("Gabay"),. The case was filed by SBA principally in response to our March 1, 2014: (i) appointment of Gabay as VP of Business Development; and (ii) acquisition of certain PCA assets in connection with the expansion of our operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against all of the defendants alleging, among others, that the actions of the defendants, including us, violated an SBA agreement with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that we tortiously interfered with SBA's rights in connection with the expired agreement. Although we believe that the case has been asserted by SBA principally in response to, and to disrupt, our competitive position in the market, and that the case is otherwise without merit, since the case remains in the early stages of litigation, there can be no assurances as to the ultimate outcome of the matter. We and our co-defendants intend to vigorously defend the matter.

In addition to the foregoing, we are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued (i) 26,188 shares of common stock to the former shareholders of ISLA in satisfaction of a $57,838 earn-out payment for the year ended June 30, 2013, and (ii) 17,083 shares of common stock to the former owners of PCA in satisfaction of $50,000 of the purchase price. We issued the foregoing securities in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without engaging in any general solicitation, and without payment of underwriter discounts or commissions to any person.

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

RADIANT LOGISTICS, INC.
Date: May 14, 2014	/s/ Bohn H. Crain Bohn H. Crain Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	/s/ Todd E. Macomber Todd E. Macomber Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

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