Form 10-K
period 2014-06-30
RADIANT LOGISTICS, INC
filed 2014-09-24
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

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

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2013 as reported on the NYSE MKT was $43,210,763. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 19, 2014, 34,391,805 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2014.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our operating partners; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger operating partners; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company,” “we” or “us”) is a non-asset based transportation and logistics services company providing domestic and international freight forwarding services and truck brokerage services through a network of Company-owned and strategic operating partner locations operating under the Radiant, Airgroup, Adcom, DBA and On Time network brands located throughout North America and an integrated service partner network serving other markets around the globe. We also offer an expanding array of value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

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

Our value-added transportation and logistics solutions are provided using a network of independent air, ground and ocean carriers and integrated service partners strategically positioned around the world. We create value for our customers and operating partners through, among other things, our customized logistics solutions, global reach, brand awareness, purchasing power, and infrastructure benefits, such as centralized back-office operations, and advanced transportation and accounting systems.

As we continue to grow and scale the business, we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In pursuing this opportunity, we recently launched an organic initiative to offer truck brokerage capabilities through our wholly owned subsidiary, Radiant Transportation Services in an effort to internalize a portion of purchased transportation expenditures with our unaffiliated third party truck brokers and expand the margin characteristics of our existing business. Our recent acquisition of On Time was an extension of this strategy, which internalized an airport to airport line haul network that gives us greater flexibility to maximize the margin characteristics of the freight under our control.

Competitive Strengths

As a non-asset based third-party logistics provider, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services. We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price. We believe our primary competitive advantages are as follows:

Non-asset based business model

As a non-asset based provider we do not own the transportation equipment used to transport the freight, and thus with relatively no dedicated or fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

Lower-risk operation of network of strategic operating partners

We derive a substantial portion of our revenue pursuant to agreements with our operating partners operating under our various brands. These arrangements afford us with a relatively low risk growth model as each operating partner is responsible for its own sales and costs of operations. Under shared economic arrangements with our operating partners, we are responsible to provide centralized back-office infrastructure, transportation and accounting systems, billing and collection services.

Offer significant advantages to our strategic operating partners

Our current network is predominantly represented by our strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this strategic alliance, our operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of its operations, thus, providing our operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market.

Diverse customer base

We have a well-diversified customer base that includes manufacturers, distributors and retailers. As of the date of this report, no single customer represented more than 5% of our business and no operating partner represented more than 10% of our business, reducing risks associated with any particular industry, geographic or customer concentration.

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly more important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender and financial settlement process) drives significant productivity improvement across our network.

Global network of transportation providers

We provide worldwide supply chain services, which today include international air and ocean services that complement our domestic service offerings. These offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time definite surface transport moves. Our non-asset based business model allows us to use commercial passenger and cargo flights. Thus, we have thousands of daily flight options to choose from, and our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

Ability to leverage On Time’s dedicated time definite line-haul network

As we continue to grow and scale the business, we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. We believe the recent addition of On Time’s dedicated line haul network will provide transportation capacity to our other operating locations across North America and serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional operating partners to our network.

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

We believe there are several factors that are increasing demand for global logistics solutions. These factors include:

•	Outsourcing of non-core activities.
•	Globalization of trade
•	Increased need for time-definite delivery
•	Consolidation of global logistics providers
•	Increasing influence of e-business and the Internet

Our Growth Strategy

Our objective is to provide customers with comprehensive value-added logistics solutions through domestic and international freight forwarding services offered by us through our Radiant, Airgroup, Adcom, DBA and On Time network brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. We have successfully completed ten acquisitions since our initial acquisition of Airgroup in January of 2006, including:

•	Automotive Services Group, expanding our services into the automotive industry, in 2007;
•	Adcom Express, Inc., adding domestic operating partner locations, in 2008;
•	DBA Distribution Services, Inc., adding two Company-owned locations and operating partner locations, in 2011;
•

ISLA International Ltd., adding a Company-owned location in Laredo, Texas, providing us with bilingual expertise in both north and south bound cross-border transportation and logistics services, in 2011;

•	Brunswicks Logistics, Inc., adding a strategic Company-owned location in New York-JFK, in 2012;
•	Marvir Logistics, Inc., adding a Company location in Los Angeles from the conversion of a former operating partner since 2006, in 2012;
•	International Freight Systems of Oregon, Inc., adding a Company location in Portland, Oregon, from the conversion of a former operating partner since 2007, in 2012;
•

On Time Express, Inc., adding three Company-owned locations in Phoenix, Arizona, Dallas, Texas and Atlanta, Georgia, to providing additional line haul and time critical logistics capabilities, in 2013;

•	Phoenix Cartage and Air Freight, LLC, (“PCA”) opening a Company-owned location in Philadelphia, Pennsylvania; and
•	Trans-NET, Inc. (“TNI”) expanding Company-owned operations in Seattle, Washington and providing a gateway of services to the Russian Far East.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. We will continue to make enhancements to our back-office infrastructure, transportation management, and accounting systems to support this growth. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships, while continuing our efforts on the organic build-out of our network of operating partner locations. In addition, we will also be working to drive further productivity improvements enabled through the introduction of our value-added truck brokerage and customs house brokerage service capabilities and the optimization of our own transportation capacity management opportunities available through On Time’s dedicated line haul network.

Our acquisition strategy has been designed to take advantage of shifting market dynamics. The third-party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants’ need for capital, and their owners’ desire for liquidity has and will continue to produce a large number of attractive acquisition candidates. Our target acquisition candidates are generally smaller than those identified as acquisition targets of larger public companies and have limited ability to conduct their own public offerings or obtain financing that will provide them with capital for liquidity or rapid growth. We believe that many of these “smaller” companies are receptive to our acquisition program as a vehicle for liquidation or growth. We intend to be opportunistic in executing our acquisition strategy with a goal of expanding both our domestic and international capabilities.

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

Develop and Maintain Strong Customer Relationships. We seek to develop and maintain strong interactive customer relationships by anticipating and focusing on our customers’ needs. We emphasize a relationship-oriented approach to business, rather than the transaction or assignment-oriented approach used by many of our competitors. To develop close customer relationships, we and our network of operating partners regularly meet with both existing and prospective customers to help design solutions for, and identify the resources needed to execute, their supply chain strategies. We believe that this relationship-oriented approach results in greater customer satisfaction and reduced business development expense.

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

Our primary business operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers’ specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. These logistics solutions include domestic and international freight forwarding and door-to-door delivery services using a wide range of transportation modes, including air, ocean and truck. As a non-asset based provider we do not own the transportation equipment used to transport the freight. We expect to neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, and other asset and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We may charter cargo aircraft and/or ocean vessel’s from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

As we continue to grow and scale the business, we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In pursuing this opportunity, we recently launched an organic initiative to offer truck brokerage capabilities through our wholly-owned subsidiary, Radiant Transportation Services, in an effort to internalize a portion of our purchased transportation expenditures with unaffiliated truck brokers and expand the margin characteristics of our existing business. Our recent acquisition of On Time was an extension of this strategy, which internalizes an airport to airport line-haul network that gives us even greater flexibility to maximize the margin characteristic of the freight under our control. We believe that access to On Time’s dedicated line-haul network will provide transportation capacity to our other operating locations across North America and serve not only as a catalyst for margin expansion in our existing business but also as a competitive differentiator in the marketplace to help us secure new customers and attract additional operating partners to our network.

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies and additional operating partner locations to a common set of back-office and customer facing applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments has become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will drive significant productivity improvement across our network.

We use a web-enabled third-party freight forwarding software (Cargowise) that is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call “Globalvision”, and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. We have and will continue to assess and invest in technologies to maintain a “best-of-breed” technology solution set using a combination of owned and licensed technologies.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier network, and collective purchasing power. Through this strategic alliance, our operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or operating partners that separately account for more than 10% of our consolidated revenues, although we do have a number of significant customers and operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We will compete against other domestic and international freight forwarders, as well as integrated logistics companies, transportation services companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe our access to On Time’s dedicated line-haul network will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional operating partners to our network.

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

Personnel

As of the date of this report, we have approximately 300 employees, of which 291 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

Risks Related to our Business

We need to maintain and expand our existing operating partner network to increase revenues.

We sell our services through Company-owned locations and through a network of strategic operating partner locations throughout North America operating under our brands. Approximately 66% and 75% of our consolidated revenues for the years ended June 30, 2014 and 2013, respectively, were derived through our operating partners. We believe our strategic operating partners will remain critical to our success for the foreseeable future. We have long-term contractual relationships with many of our operating partners. Although the terms of our operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as partner-funded reserves and indemnification obligations, and often include a personal guaranty of the independent owner. Certain of our operating partner agreements are for defined terms, while others are subject to “evergreen” terms or contain automatic renewal provisions. In most situations, however, the agreements can be terminated by operating partner with prior notice, regardless of the stated term. While at times operating agreements technically expire, we endeavor to work with the partner to renew the agreement while continuing to operate pursuant to the most recent contract terms, based on historic and on-going course of dealings with the partner. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms as those previously agreed upon, if at all. Thus, we are subject to the risk of operating partner terminations and the failure or refusal of certain of our operating partners to renew their existing agreements. While we have no customers or operating partner locations that separately account for more than 10% of our consolidated revenues, we do have a number of customers and operating partner locations with significant volume and stature, the loss of one or more of which could materially and negatively impact our ability to retain and service our customers. We will need to expand our existing relationships and enter into new relationships in order to increase our current and future market share and revenue. We cannot be certain that we will be able to maintain and expand our existing operating partner relationships or enter into new operating partner relationships, or that new or renewed operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing operating partner relationships, renew existing operating partner relationships, or enter into new operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may suffer significantly.

We are a non-asset based transportation and logistics services company. As a result, we depend on a variety of asset-based third-party carriers, whose actions we do not directly control.

The quality and profitability of our services depend upon effective selection, management and discipline of third-party carriers. Changes in the financial stability, operating capabilities and capacity of our third-party carriers could affect us in unpredictable ways, including volatility in pricing and challenge our ability to remain profitable. Any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

If our operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against amounts payable by us to our operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with independently-owned operating partners operating under our various brands. Under these agreements, each individual operating partner office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To support this arrangement, each operating partner is required to maintain a security deposit with us that is recognized as a liability in our financial statements and used as a bad debt reserve for each operating partner. We charge each operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5%-10%) of such operating partner’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in our financial statements. Further, under the agreement with the operating partner, the operating partner is responsible for such deficits and the operating partner agreements provide that we may withhold all or a portion of future commission checks payable to the operating partner in satisfaction of any deficit balance. Currently, a number of our operating partners have a deficit balance in their bad debt reserve account totaling approximately $879,000 with one operating partner representing approximately $221,000 of that amount. We expect to replenish these funds through the future business operations of these operating partners. However, to the extent any of these operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, we would be at risk of loss for any such amount. While there can be no assurance as to the amount that may be recovered in the future, based upon, among others: (i) our historic collection experience; (ii) the portion of the bad debt recoverable from the individual operating partners responsible for the account; and (iii) the anticipated recovery likely from these customers; we do not believe its exposure to these customers will be material.

Failure to comply with obligations as an “indirect air carrier” could result in penalties and fines and limit our ability to ship freight.

We are regulated, among other things, as “indirect air carriers” by the Transportation Security Administration of the Department of Homeland Security. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We actively monitor our compliance and the compliance of our subsidiaries with such agency requirements to ensure that we, our subsidiaries, and our operating partners satisfactorily complete applicable security requirements and satisfy applicable qualifications and implement the required policies and procedures. We rely on our operating partners offices to comply with such requirements, however, we do not actively monitor compliance by our operating partners until we are made aware that there is an inspection by such agencies or we are notified of a potential violation. These agencies generally require companies to fulfill these qualifications prior to and while operating as a freight forwarder. Failure to comply with such requirements, policies and procedures could result in penalties and fines. To date, a limited number of our operating partners have been out of compliance with the “indirect air carrier” regulations, resulting in small fines to us, which are then charged to the operating partners. While we are working with our operating partners to eliminate any additional violations, there is no assurance that additional violations will not take place, which could result in penalties or fines or, in the extreme case, limits on our ability to ship freight.

If we fail to enhance and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our operating partners and customers and protect against disruptions of our operations, we may suffer a loss in our business.

Increasingly, we compete for business based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent customers from placing orders, or cause us to lose inventory items, orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels and operating efficiency will decline. In addition, we expect our operating partners to continue to demand more sophisticated, fully integrated information technology systems from us as customers demand the same from their supply chain services providers. If we are unable to enhance, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our operating partners and customers and protect against disruptions of our operations, our business may be adversely affected.

Our information technology systems are subject to risks we cannot control.

Our information technology systems are dependent upon third-party communications providers, web browsers, telephone systems and other aspects of the internet infrastructure that have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, and our ability to provide services to our customers.

We are dependent on third-party carriers to transport our customers’ cargo.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our customers’ cargo. Consequently, our ability to provide services for our customers could be adversely impacted by: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor; and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

As we continue to increase our revenue through the expansion of our network of independent operating partners, we must maintain an appropriate cost structure to maintain and increase our profitability. While we intend to increase our revenue by increasing the number and quality of our operating partner relationships, by strategic acquisitions, and by maintaining and expanding our gross profit margins by reducing transportation costs, our profitability will be driven by our ability to manage our operating partner commissions, personnel and general and administrative costs as a function of our net revenues. There can be no assurances that we will be able to increase revenues or maintain profitability.

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

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends and consumer demand that can be difficult to predict, or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, there can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

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

If we are not able to limit our liability for customers’ claims through contract terms and limit our exposure through the purchase of insurance, we could be required to pay large amounts to our customers as compensation for their claims and our results of operations could be materially adversely affected.

In general, we seek to limit by contract and/or International Conventions and laws our liability to our customers for loss or damage to their goods to $20 per kilogram (approximately $9.07 per pound) and $500 per carton or customary unit, for ocean freight shipments, depending on the International Convention. For truck/land based risks, there are a variety of limits ranging from a nominal amount to full value. However, because a freight forwarder relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination, unless due to our own errors and omissions.

We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected. There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply and we could be subject to claims for which insurance coverage may be inadequate or even disputed and such claims could adversely impact our financial condition and results of operations. In addition, significant increases in insurance costs could reduce our profitability.

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
•

violating covenants in these agreements could have a material adverse effect on our business, financial condition and results of operations; including substantially increasing our cost of borrowing and restricting our future operations, if not cured or waived. In addition, the lender may be able to terminate any commitments they had made to supply us with further funds. Accordingly, we may not be able to fully repay our debt obligations, if some or all of our debt obligations are accelerated upon an event of default.

Our Bank of America credit facility contains financial covenants that may limit current availability and impose ongoing operational limitations and risk of compliance.

We currently maintain a $30.0 million revolving credit facility with Bank of America, N.A. (the “Lender”), which includes a $2.0 million sublimit to support letters of credit. Under the terms of the credit facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an event of default was to occur.

Our compliance with the financial covenants of our credit facility is particularly important given the materiality of this facility to our day-to-day operations and overall acquisition strategy. Our debt capacity, subject to the requisite collateral at an advance rate of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivables, is limited to a multiple of our consolidated EBITDA (as adjusted) as measured on a trailing twelve month basis. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

Under our credit facility, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the credit facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) the amount available under the credit facility after the pro forma effect of such dividend is equal to the greater of 20% of the borrowing base under the credit facility or $5.0 million.

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives and executives of our acquired businesses because of their collective industry knowledge, marketing skills and relationships with vendors, customers and operating partners. We have secured employment arrangements with each of these individuals, which contain non-competition covenants that survive their actual term of employment. Nevertheless, should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

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

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. Congress has mandated security screening of air cargo traveling on passenger airlines effective July 31, 2010, and for ocean freight, effective July 2012, which may increase costs associated with our air and freight forwarding operations. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We intend to continue growing our international operations and will become increasingly subject to variations in the international trade market.

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. For the years ended June 30, 2014 and 2013, international transportation revenue accounted for 39% and 46% of our revenue, respectively. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

•	currency exchange rates and currency control regulations;
•	interest rate fluctuations;
•	changes in governmental policies, such as taxation, quota restrictions, tariffs, other forms of trade barriers and/or restrictions and trade accords;
•	changes in and application of international and domestic customs, trade and security regulations;
•

wars, strikes, civil unrest, acts of terrorism, and other conflicts, such as the recent conflict in the Ukraine that has led to the imposition of economic sanctions by the United States and the European Union against Russia;

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

We provide services in parts of the world where common business practices could constitute violations of the anti-corruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which we conduct business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on our employees, subcontractors, consultants, agents, third-party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties, damages to our reputation and restrictions on our ability to conduct business. In addition, any investigation or litigation related to such violations may require significant management time and could cause us to incur extensive legal and related costs, all of which may have a material adverse effect on our results of operations and operating cash flows.

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

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

•	failure to agree on the terms necessary for a transaction, such as the purchase price;
•	incompatibility between our operational strategies or management philosophies with those of the potential acquiree;
•	competition from other acquirers of operating companies;
•	lack of sufficient capital to acquire a profitable logistics company;

•	unwillingness of a potential acquiree to agree to subordinate any future payment of earn-outs or promissory notes to the payments due to our Lender; and
•	unwillingness of a potential acquiree to work with our management.

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings. The terms of our credit facility requires that we obtain Lender’s consent prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

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

Subject to the restrictions contained in the credit facility, we may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired business in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay the indebtedness incurred to make these acquisitions.

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

A core component of our business plan is to acquire businesses and assets in the transportation and logistics industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

•	difficulties in integrating operations, technologies, services and personnel;
•	the diversion of financial and management resources from existing operations;
•	the risk of entering new markets;
•	the potential loss of existing or acquired operating partners following an acquisition;
•	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;
•	possible legal disputes with the acquired company following an acquisition; and
•	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

We attempt to mitigate these risks, in part, by providing that a portion of the ultimate purchase price for each acquired operation is structured as contingent consideration (i.e. an earn-out) based on the future financial performance of the business. To the extent that an acquired operation underperforms relative to anticipated earnings levels, this will result in the recognition of a non-cash gain on the change in contingent consideration as reported in the most recent fiscal year ended June 30, 2014 in connection with the performance of the Company’s ISLA, ALBS, Marvir, IFS, On Time and PCA operations. In the alternative, to the extent an acquired operation over performs anticipated earnings levels, we will recognize a non-cash loss on change in contingent consideration.

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

On April 25, 2014, a jury returned a verdict in our favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. We have filed an appeal of the judge’s ruling and expect the appeal to be heard by the summer of 2015.

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

We have completed several acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. Since June 30, 2013 we have issued approximately 280,591 unregistered shares of our common stock as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds. The availability of those shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 19, 2014, we had 34,391,805 outstanding shares of common stock. We may in the future issue up to 5,275,044 additional shares of our common stock upon exercise of existing options.

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

From time to time, we publish certain forward-looking information regarding our future anticipated performance, including guidance with respect to our estimated future revenues and profits. This forward-looking information is not a guaranty and is subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking information. While it is impossible to identify all of the factors that may cause our actual operating performance, events, trends or plans to differ materially from those set forth in such forward-looking information, such factors include the inherent risks associated with our recent and future acquisitions, our operations, management and other outside competitive and economic influences on our business. Important factors with regard to our recent acquisitions that could cause our actual results to differ from our expectations, include but are not limited to: our ability to maintain the future operations of our recently acquired businesses in a manner consistent with their past practices; our recently acquired businesses will be able to maintain and grow their revenues and operating margins in a manner consistent with their most recent results of operations; our ability to integrate the operations of such businesses with our existing operations, as well as our ability to realize expected financial and operational cost and revenue synergies through such integration; our reliance on the acquired management teams and the continued customer relationships provided by the acquired businesses; the effect that these acquisitions will have on their existing customers and employees; the effect that the acquisitions will have on our historic and existing network of locations; and any material adverse change in the composition of their customers. Important additional factors that could cause our actual results to differ from our expectations include, but are not limited to, our ability to: use our Bellevue, Washington operations as a “platform” upon which we can build a profitable global transportation and supply chain management company; retain and build upon the relationships we have with our operating partners; continue the development of our back-office infrastructure and transportation and accounting systems in a manner sufficient to service our expanding revenues and network of operating locations; maintain and enhance the future operations of our company owned operating locations; continue growing our business and maintain historical or increased gross profit margins; locate suitable acquisition opportunities; secure the financing necessary to complete any acquisition opportunities we locate; assess and respond to competitive practices in the industries in which we compete; mitigate, to the best extent possible, our dependence on current management and certain of our larger operating partners; assess and respond to the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular; and assess and respond to such other factors that may be identified from time to time in our SEC filings and other public announcements.

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

In addition, under our credit facility, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the credit facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) the amount available under the credit facility after the pro forma effect of such dividend is equal to the greater of 20% of the borrowing base under the credit facility or $5.0 million.

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

Our Series A Preferred Shares are subordinated to all of our existing and future indebtedness and lease obligations. As of June 30, 2014, we and our subsidiaries had outstanding indebtedness and liabilities of approximately $79.0 million, all of which is senior in right of payment to the Series A Preferred Shares. Our existing indebtedness restricts, and our future indebtedness may include restrictions on our ability to pay dividends to preferred shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located at 405 114th Avenue S.E., Third Floor, Bellevue, Washington 98004 and consist of 13,018 feet of office space which we lease for an average of $16,020 per month over the life of the lease expiring May 31, 2021. We also sublease 3,110 feet of office space in the same building for an average of $4,067 per month over the life of the sublease expiring on May 31, 2020. In addition, we lease 92,503 feet of space for our Company-owned office in Somerset, New Jersey for an average of $43,816 per month over the life of the lease expiring November 30, 2014. We lease 22,653 feet of space for our Company-owned office in Carson, California for an average of $18,250 per month over the life of the lease expiring January 31, 2016. For our former Company-owned office in Hawthorne, California, we lease 140,200 of space in two neighboring buildings for an average of $88,403 per month over the life of lease expiring February 29, 2016. The entire facility is subleased for an average of $77,671 per month and expires at the same time. We lease 25,090 and 16,922 feet of space for our On Time facilities in Phoenix, Arizona and Dallas Texas, respectively, for $40,000 per month over the life of the lease expiring September 2018. We also have several other locations where we lease an aggregate of 57,765 square feet for an average of $59,574 per month. We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

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

On April 25, 2014, a jury returned a verdict in our favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. We have filed an appeal of the judge’s ruling and expect the appeal to be heard by the summer of 2015.

Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action), Los Angeles County Superior Court, Case No. BC525802

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against Radiant Global Logistics, Inc. (“Radiant”), DBA Distribution Services, Inc. (“DBA”), and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona seeks damages and penalties under California law alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide certain rest and meal periods, as well as failure to pay minimum wages and overtime. Ms. Barahona alleges that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that they are liable to Ms. Barahona or the putative class members in any way, and are vigorously defending against these allegations based upon our preliminary evaluation of applicable records and legal standards. In addition, we believe that the plaintiff’s class definition is overly broad and cannot meet California’s class action certification requirements. On August 28, 2014, we filed an Answer to Ms. Barahona’s First Amended Complaint, and the case remains in the early stages of litigation. We are unable to express an opinion as to the final outcome of the matter.

Service By Air, Inc. v. Radiant Global Logistics, Inc., Federal Court for the Northern District of Illinois, Eastern Division, Case No. 14-cv-01754

On March 11, 2014 a lawsuit was filed by Service By Air, Inc. ("SBA"), which is a competitor to Radiant, against Radiant, PCA, and Philippe Gabay ("Gabay"). The case is currently pending. We entered into various agreements with PCA and Gabay on March 1, 2014 in connection with the purchase of certain assets regarding expansion of our operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against all of the defendants on the grounds that the execution of those agreements, and certain actions after that date violated an agreement to which SBA was a party to with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that we tortiously interfered with SBA's rights in connection with the expired agreement. We believe that the case is without merit and have filed a motion to dismiss the complaint, which is pending before the court.

We are involved in various other claims and legal actions arising in the ordinary course of business, some of which are in the very early stages of litigation and therefore difficult to judge their potential materiality. For those claims for which we can judge the materiality, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “RLGT.” The following table states the range of the high and low sales price per share, as applicable, of our common stock for each calendar quarter during our past two fiscal years as reported by the NYSE MKT. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on September 18, 2014, was $3.22 per share.

	High	Low
Year ended June 30, 2014:
Quarter ended June 30, 2014	$3.45	$2.72
Quarter ended March 31, 2014	3.50	2.41
Quarter ended December 31, 2013	2.70	2.12
Quarter ended September 30, 2013	2.42	1.79

Year ended June 30, 2013:
Quarter ended June 30, 2013	$2.17	$1.81
Quarter ended March 31, 2013	2.74	1.45
Quarter ended December 31, 2012	1.75	0.92
Quarter ended September 30, 2012	1.98	1.52

Holders

As of September 18, 2014, the number of stockholders of record of our common stock was 96. However, based upon broker inquiry conducted during September 2014, in conjunction with our proposed 2014 Annual Meeting of Stockholders, we believe there are a substantial number of additional beneficial owners of our common stock who hold their shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends on our common stock in the foreseeable future. Whether we declare and pay dividends will be determined by our Board of Directors at its discretion, subject to certain limitations imposed under Delaware law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Our ability to pay dividends is limited by the terms of our credit facility. Under our credit facility, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the credit facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) the amount available under the credit facility after the pro forma effect of such dividend is equal to the greater of 20% of the borrowing base under the credit facility or $5.0 million.

Transfer Agent

Broadridge Financial Solutions, Inc., 1981 Marcus Avenue, Lake Success, NY 11042, serves as our transfer agent.

Recent Issuance of Unregistered Securities

From July 1, 2013 through the date of this report we issued the following unregistered securities:

•	In October 2013, we issued 237,320 shares of common stock to the former shareholders of On Time in satisfaction of $500,000 of the purchase price.
•	In March 2014, we issued 17,083 shares of common stock to the former owners of PCA in satisfaction of $50,000 of the purchase price.
•	In March 2014, we issued 26,188 shares of common stock to the former shareholders of ISLA in satisfaction of a $57,838 earn-out payment for the year ended June 30, 2013.

•	In September 2014, we issued 16,218 shares of common stock to the former shareholders of TNI in satisfaction of $50,000 of the purchase price.

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

Overview

We are a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services and other value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

We are executing a strategy to expand our operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. Our first acquisition of Airgroup Corporation (“Airgroup”) was completed on January 1, 2006. Airgroup, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of operating partner locations across North America.

We continue to seek additional companies as suitable acquisition candidates and have completed ten acquisitions since our acquisition of Airgroup. Today, RGL, through the Radiant, Airgroup, Adcom, DBA and On Time network brands, has a diversified account base including manufacturers, distributors and retailers that it services using a network of independent carriers through a network of Company-owned and strategic operating partner locations throughout North America and an integrated service partner network serving other key markets around the globe.

Our growth strategy continues to focus on both organic growth and growth through acquisitions. For organic growth, we will focus on strengthening and retaining existing, and expanding new customer operating partner relationships. Since our acquisition of Airgroup in January 2006, we have focused our efforts on the build-out of our network of operating partner locations, as well as enhancing our back-office infrastructure, transportation and accounting systems. We also continue to search for targets that fit within our acquisition criteria.

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

Results of Operations

Fiscal year ended June 30, 2014, compared to fiscal year ended June 30, 2013

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2014 and 2013:

	Year ended June 30,		Change
	2014	2013	Amount	Percent
Transportation revenue	$349,133	$310,835	$38,298	12.3%
Cost of transportation	249,898	222,402	27,496	12.4%

Net transportation revenue	$99,235	$88,433	$10,802	12.2%
Net transportation margins	28.4%	28.5%

Domestic and international transportation revenue was $211.9 million and $137.2 million, respectively, for the year ended June 30, 2014, compared with $167.4 million and $143.4 million, respectively, for the year ended June 30, 2013. The increase in domestic transportation revenue is due principally to incremental revenues attributed to our acquisitions of On Time and the opening of a Company-owned location in Philadelphia, and higher domestic revenues from both Company-owned and operating partner locations. The decrease in international revenue is principally due to incremental decreased revenues associated with slower cross-border shipping into and out of Mexico and less project work.

The following table compares condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2014 and 2013:

	Year ended June 30,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$99,235	100.0%	$88,433	100.0%	$10,802	12.2%

Operating partner commissions	53,655	54.1%	52,466	59.3%	1,189	2.3%
Personnel costs	21,837	22.0%	17,441	19.7%	4,396	25.2%
Selling, general and administrative expenses	10,728	10.8%	8,441	9.6%	2,287	27.1%
Depreciation and amortization	4,532	4.6%	3,944	4.5%	588	14.9%
Transition and lease termination costs	—	—	1,544	1.7%	(1,544)	(100.0%)
Change in contingent consideration	(2,041)	(2.1)%	(2,825)	(3.2)%	784	(27.8%)

Total operating expenses	88,711	89.4%	81,011	91.6%	7,700	9.5%

Income from operations	10,524	10.6%	7,422	8.4%	3,102	41.8%
Other expense	(2,260)	(2.3)%	(1,285)	(1.5)%	(975)	75.9%

Income before income tax expense	8,264	8.3%	6,137	6.9%	2,127	34.7%
Income tax expense	(3,082)	(3.0)%	(2,371)	(2.6)%	(711)	30.0%

Net income	5,182	5.3%	3,766	4.3%	1,416	37.6%
Less: Net income attributable to non-controlling interest	(64)	(0.1)%	(108)	(0.2)%	44	(40.7%)

Net income attributable to Radiant Logistics, Inc.	5,118	5.2%	3,658	4.1%	1,460	39.9%
Less: Preferred stock dividends	(1,091)	(1.1%)	—	—	(1,091)	NM

Net income attributable to common stockholders	$4,027	4.1%	$3,658	4.1%	$369	10.1%

Operating partner commissions increased primarily due to a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Operating partner commissions as a percentage of net revenues decreased as a result of our recent acquisitions of Marvir, IFS, On Time and the opening of a Company-owned location in Philadelphia, which added Company-owned locations in Los Angeles, Portland, Phoenix, Dallas, Atlanta and Philadelphia. Company-owned locations are not paid commissions.

Personnel cost increases are primarily attributable to a full year of personnel costs related to our acquisitions of Marvir and IFS, and a partial year of personnel costs associated with our On Time acquisition, which added the personnel costs associated with new Company-owned locations in Los Angeles, Portland, Phoenix, Dallas, and Atlanta, the opening of a Company-owned location in Philadelphia, as well as a higher head-count at the corporate office and some Company-owned locations.

Selling, general and administrative (“SG&A”) costs increased due to our acquisition of On Time and the opening of a Company-owned location in Philadelphia, increased legal expenses incurred in connection with acquisitions and litigation, higher travel expenses associated with our regional vice presidents and other corporate travel, partially offset by savings associated with combining our two Company-owned locations in Los Angeles.

Depreciation and amortization costs increased primarily due to a full year of amortization of intangibles for Marvir and IFS, and a partial year of amortization for current year acquisitions On Time and PCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisition.

Transition and lease termination costs for the year ended June 30, 2013 represent non-recurring operating costs incurred in connection with the relocation of the former DBA facility in Los Angeles to a new location, certain personnel costs that were eliminated in connection with the combination of the historical DBA and Marvir locations, and a loss on disposal of furniture and equipment. There were no such costs for the year ended June 30, 2014.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in both years was primarily attributable to ISLA and ALBS not achieving their specified operating objectives.

The increase in income from operations is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $10.8 million primarily due to the incremental revenues attributed to our acquisition of On Time and the opening of a Company-owned location in Philadelphia, offset by decreased revenues associated with slower cross-border shipping into and out of Mexico and less project work. Operating partner commission expense increased $1.2 primarily due to a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Personnel costs increased $4.4 million primarily due to increased personnel costs associated with recently acquired Company-owned locations as well as increased head-count at the corporate office. SG&A expenses increased $2.3 million primarily due to our acquisition of On Time and the opening of a Company-owned location in Philadelphia, increased legal expenses incurred in connection with acquisitions and litigation, higher travel expenses associated with our regional vice presidents and other corporate travel, partially offset by savings associated with combining our two Company-owned locations in Los Angeles. Depreciation and amortization increased $0.6 million due to a full year of amortization of intangibles for Marvir and IFS, and a partial year of amortization for current year acquisitions On Time and PCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisitions. Transition and lease termination costs decreased $1.5 million over the prior year due to the relocation of the former DBA Los Angeles facility into the Marvir Los Angeles facility. Change in contingent consideration decreased $0.8 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense increased due to the write-off of the debt discount in the current year and the gain on litigation settlement in the prior period.

Our increase in net income was driven principally by the increased efficiency of leveraging our scalable back-office infrastructure, favorable write-down of contingent consideration, offset by higher depreciation and amortization costs as well as a lack of lease termination costs in the current year.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2014 and 2013 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year ended June 30,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$99,235	$88,433	$10,802	12.2%

Net income attributable to common stockholders	$4,027	$3,658	369	10.1%
Preferred stock dividends	1,091	—	1,091	NM

Net income attributable to Radiant Logistics, Inc.	5,118	3,658	1,460	39.9%
Income tax expense	3,082	2,371	711	30.0%
Depreciation and amortization	4,532	3,944	588	14.9%
Net interest expense	1,187	2,000	(813)	(40.7)%

EBITDA	$13,919	$11,973	$1,946	16.3%

Share-based compensation	666	369	297	80.5%
Change in contingent consideration	(2,041)	(2,825)	784	(27.8%)
Acquisition related costs	353	105	248	236.2%
Non-recurring legal costs	615	305	310	101.6%
Lease termination costs	—	1,439	(1,439)	(100.0%)
Loss on write-off of debt discount	1,238	—	1,238	NM
Gain on litigation settlement, net	—	(368)	368	(100.0%)

Adjusted EBITDA	$14,750	$10,998	3,752	34.1%
As a % of Net Revenues	14.9%	12.4%

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisitions of Marvir, IFS and On Time. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of Marvir, IFS and On Time, as if we had acquired all of them as of July 1, 2012. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Marvir, IFS and On Time, and the Company as adjusted to reflect the amortization of acquired intangibles.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2014 and 2013 (pro forma and unaudited):

	Year ended June 30,		Change
	2014	2013	Amount	Percent
Transportation revenue	$355,857	$337,360	$18,497	5.5%
Cost of transportation	255,061	242,324	12,737	5.3%

Net transportation revenue	$100,796	$95,036	$5,760	6.1%
Net transportation margins	28.3%	28.2%

Transportation revenue was $355.9 million for the year ended June 30, 2014, an increase of 5.5% from $337.4 million for the year ended June 30, 2013.

Cost of transportation was $255.1 million for the year ended June 30, 2014, an increase of 5.3% from $242.3 million for the year ended June 30, 2013.

Net transportation margins increased slightly to 28.3% from 28.2% for the years ended June 30, 2014 and 2013.

The following table compares certain condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2014 and 2013 (pro forma and unaudited):

	Year ended June 30,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$100,796	100.0%	$95,036	100.0%	$5,760	6.1%

Operating partner commissions	53,655	53.2%	51,854	54.6%	1,801	3.5%
Personnel costs	22,115	22.0%	19,572	20.6%	2,543	13.0%
Selling, general and administrative expenses	11,123	11.0%	10,628	11.1%	495	4.7%
Depreciation and amortization	5,065	5.0%	6,231	6.6%	(1,166)	(18.7)%
Transition and lease termination costs	—	—	1,544	1.6%	(1,544)	(100.0)%
Change in contingent consideration	(2,041)	(2.0)%	(2,825)	(3.0)%	784	(27.8)%

Total operating expenses	89,917	89.2%	87,004	91.5%	2,913	3.3%

Income from operations	10,879	10.8%	8,032	8.5%	2,847	35.4%
Other expense	(2,355)	(2.3)%	(1,553)	(1.7)%	(802)	51.6%

Income before income tax expense	8,524	8.5%	6,479	6.8%	2,045	31.6%
Income tax expense	(3,186)	(3.2)%	(2,510)	(2.6)%	(676)	26.9%

Net income	5,338	5.3%	3,969	4.2%	1,369	34.5%
Less: Net income attributable to non-controlling interest	(64)	(0.1)%	(108)	(0.1)%	44	(40.7)%

Net income attributable to Radiant Logistics, Inc.	5,274	5.2%	3,861	4.1%	1,413	36.6%
Less: Preferred stock dividends	(1,091)	(1.1)%	—	—	(1,091)	NM

Net income attributable to common stockholders	$4,183	4.1%	$3,861	4.1%	$322	8.3%

Operating partner commissions were $53.7 million for the year ended June 30, 2014, an increase of 3.5% from $51.9 million for the year ended June 30, 2013. Operating partner commissions as a percentage of net transportation revenue decreased to 53.2% of net transportation revenue the year ended June 30, 2014, compared to 54.6% for the comparable prior year period.

Personnel costs were $22.1 million for the year ended June 30, 2014, an increase of 13.0% from $19.6 million for the year ended June 30, 2013. Personnel costs as a percentage of net transportation revenue remained increased to 22.0% compared to 20.6% for the comparable prior year period.

SG&A costs were $11.1 million for the year ended June 30, 2014, an increase of 4.7% from $10.6 million for the year ended June 30, 2013. As a percentage of net transportation revenue, SG&A costs decreased to 11.0% for the year ended June 30, 2014, from 11.1% for the comparable prior year period.

Depreciation and amortization costs were $5.1 million for the year ended June 30, 2014, a decrease of 18.7% from $6.2 million for the year ended June 30, 2013. Depreciation and amortization as a percentage of net transportation revenue decreased to 5.0% for the year ended June 30, 2014, from 6.6% for the comparable prior year period.

Transition and lease termination costs were $1.5 million for the year ended June 30, 2013. There were no such costs for the year ended June 30, 2014.

Change in contingent consideration was income of $2.0 million for the year ended June 30, 2014, a decrease of 27.8% from $2.8 million for the year ended June 30, 2013. As a percentage of net transportation revenue, change in contingent consideration decreased to 2.0% for the year ended June 30, 2014, from 3.0% for the year ended June 30, 2013.

Income from operations was $10.9 million for the year ended June 30, 2014, compared to income from operations of $8.0 million for the year ended June 30, 2013.

Other expense was $2.4 million for the year ended June 30, 2014, compared to other expense of $1.6 million for the year ended June 30, 2013.

Net income attributable to Radiant was $5.3 million for the year ended June 30, 2014, compared to net income of $3.9 million for the year ended June 30, 2013.

Preferred Stock dividend was $1.0 million for the year ended June 30, 2014. There were no such dividends for the year ended June 30, 2013.

Net income attributable to common shareholders was $4.2 million for the year ended June 30, 2014, compared to net income attributable to common shareholders of $3.9 million for the year ended June 30, 2013.

The following table provides a reconciliation for the fiscal years ended June 30, 2014 and 2013 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year ended June 30,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$100,796	$95,036	$5,760	6.1%

Net income attributable to common stockholders	$4,183	$3,861	$322	8.3%
Preferred stock dividends	1,091	—	1,091	NM

Net income attributable to Radiant Logistics, Inc.	5,274	3,861	1,413	36.6%
Income tax expense	3,186	2,510	676	26.9%
Depreciation and amortization	5,065	6,231	(1,166)	(18.7)%
Net interest expense	1,272	2,313	(1,041)	(45.0)%

EBITDA	$14,797	$14,915	$(118)	(0.8)%

Share-based compensation	677	414	263	63.5%
Change in contingent consideration	(2,041)	(2,825)	784	(27.8)%
Acquisition related costs	353	105	248	236.2%
Non-recurring legal costs	615	305	310	101.6%
Lease termination costs	—	1,439	(1,439)	(100.0)%
Loss on write-off of debt discount	1,238	—	1,238	NM
Gain on litigation settlement, net	—	(368)	368	(100.0)%

Adjusted EBITDA	15,639	13,985	1,654	11.8%
As a % of Net Revenues	15.5%	14.7%

Liquidity and Capital Resources

Net cash provided by operating activities was $6.9 million for the year ended June 30, 2014, compared to $2.9 million for the year ended June 30, 2013. The change was principally driven by an increase in our net income adjusted for amortization, contingent consideration, loss on the write-off of debt discount, lease termination costs, and changes in operating assets and liabilities, primarily the changes in accounts receivable and accounts payable.

Net cash used for investing activities was $9.0 million for the year ended June 30, 2014, compared to $2.5 million for the year ended June 30, 2013. Use of cash in 2014 consisted of $8.8 million related to acquisitions and the purchase of $0.2 million of technology related equipment. Use of cash in 2013 consisted of $0.7 million related to the acquisitions of Marvir and IFS, the purchase of $0.3 million of fixed assets, and $0.4 million paid in earn-outs to the former shareholders of acquired operations, and the $1.1 million integration payment to the former shareholders of DBA.

Net cash provided by financing activities was $3.9 million for the year ended June 30, 2014, compared to $0.6 million for the year ended June 30, 2013. The cash provided by financing activities in 2014 consisted of repayments to our credit facility of $1.6 million, repayments of senior subordinated promissory notes of $10.0 million, repayments of notes payable to former shareholders of $2.8 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.9 million, payment of contingent consideration payments made to former shareholders of acquired operations of $0.3 million, preferred dividend payments of $0.7 million, and $0.1 million in non-controlling interest distributions, offset by proceeds from the preferred stock offering of $19.3 million and a tax benefit from the exercise of stock options of $1.0 million. Cash from financing activities in 2013 consisted of proceeds from our credit facility of $1.4 million, repayments of notes payable to former shareholders of $0.8 million, $0.1 million in non-controlling interest distributions, and proceeds of $0.1 million related to the exercise of stock options.

Acquisitions

Below are descriptions of recent material acquisitions in the last three fiscal years including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $5.0 million or more.

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

Credit Facility

We have a $30.0 million credit facility that includes a $2.0 million sublimit to support letters of credit and matures on August 1, 2018. The credit facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the Facility are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. Borrowings under the credit facility accrue interest, at our option, at the bank’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The credit facility provides for advances of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivable.

Under the terms of the credit facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an Event of Default was to occur.

The co-borrowers of the credit facility include Radiant Logistics, Inc., RGL (f/k/a Airgroup Corporation), Radiant Transportation Services (“RTS”, f/k/a Radiant Logistics Global Services, Inc.), Adcom Express, Inc. (d/b/a Adcom Worldwide), Radiant Customs Services, Inc., DBA (d/b/a Distribution by Air), International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time, and RLP. RLP is owned 40% by RGL and 60% by Radiant Capital Partners, LLC (“RCP”), an affiliate of the Company’s Chief Executive Officer. RLP has been certified as a minority business enterprise, and focuses on corporate and government accounts with diversity initiatives. As a co-borrower under the credit facility, the accounts receivable of RLP are eligible for inclusion within the overall borrowing base of the Company and all borrowers will be responsible for repayment of the debt associated with advances under the credit facility, including those advanced to RLP.

As of August 31, 2014, we have gross availability of $30.0 million, net of advances and letter of credit reserves of approximately $4.3 million for approximately $25.7 million in remaining availability under the credit facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our credit facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

For additional information regarding the credit facility, see Note 6 to our consolidated financial statements contained elsewhere in this report.

Given our continued focus on the build-out of our network of operating partner locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations for the next 12 months. However, continued growth through strategic acquisitions, will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2014, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2014, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	50	Chief Executive Officer and Chairman of the Board of Directors
Stephen P. Harrington	57	Director
Jack Edwards	69	Director
Richard P. Palmieri	61	Director
Daniel Stegemoller	60	Senior Vice President & Chief Operating Officer
Todd E. Macomber	50	Senior Vice President & Chief Financial Officer
Robert L. Hines Jr.	55	Senior Vice President, General Counsel & Secretary

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

Stephen P. Harrington. Mr. Harrington was appointed as a director in October 2007. Mr. Harrington is currently self-employed as a business consultant and strategic advisor. He served as the Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Zone Mining Limited, a publicly-traded Nevada corporation, from August 2006 until January 2007. Mr. Harrington graduated with a B.S. from Yale University in 1980. As a result of these and other professional experiences, Mr. Harrington possesses particular knowledge and experience in corporate governance and financial management that strengthen the Board’s collective qualifications, skills, and experience.

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

Richard P. Palmieri. Mr. Palmieri was appointed as a director in March 2014. Mr. Palmieri has been the Managing Director of ANR Partners, LLC, a Philadelphia-based management and financial consulting firm, since 2012. Prior to this, from 2007 to 2012, Mr. Palmieri served as the President and CEO of Canon Financial Services, Inc., the captive finance subsidiary of Canon USA. From 2003 to 2006, he was the President and CEO of Schneider Financial Services, a financial services subsidiary of a large, privately held transportation and logistics company. From 1998 to 2003, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Credit Suisse Group. From 1993 to 1998, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Deutsche Securities. Before this, he served in various finance and management positions at several large companies, including Whirlpool Financial Corporation , PacificCorp Credit, Commercial Credit Company and GE Capital. Mr. Palmieri received a Bachelor of Science in Accounting from Wagner College. As a result of these and other professional experiences, Mr. Palmieri possesses particular knowledge and experience in logistics and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

Dan Stegemoller. Mr. Stegemoller has served as our Senior Vice President and Chief Operating Officer of our subsidiary, Radiant Global Logistics, Inc. since August 2007, and previously held the position of Vice President, beginning November 2004, prior to the Company’s acquisition of Airgroup. He has over 35 years of experience in the transportation industry. Prior to joining Airgroup, from 1973 through 1983, he served in numerous supervisory and management positions at FedEx. From 1983 through 2004, Mr. Stegemoller served in a variety of roles including Vice President of Customer Service managing a call center for Purolator/Emery Air/CF Airfreight, Director of Customer Service for First Data/American Express, Regional Director for Towne Air Freight, Senior Vice President of National Account Sales for Forward Air, a high-service level contractor to the air cargo industry.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the captions “Principal Accounting Fees and Services” is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Radiant Logistics, Inc., and DBA Acquisition Corp. and the Principal Shareholders of DBA Distribution Services, Inc., and EBCP I, LLC, as Shareholders’ Agent		8-K		2.1	3/31/11

2.2	Asset Purchase Agreement by and among Radiant Global Logistics, Inc., and ISLA International, Ltd.		8-K		2.1	11/15/11

	Stock Purchase Agreement by and between Radiant Logistics, Inc., Radiant Transportation Services, Inc. and On Time Express, Inc.		8-K		2.1	10/4/13

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.2	7/19/11

3.4	Certificate of Merger dated April 6, 2011 between DBA Distribution Services, Inc. and DBA Acquisition Corp.		8-K		2.3	4/12/11

3.5	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.1	Investor Rights Agreement dated December 1, 2011 by and between Radiant Logistics, Inc. and Caltius Partners IV, LP		8-K		4.1	12/7/11

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.8	1/18/06

10.3	Letter Agreement dated June 10, 2011; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.1	6/10/12

10.4	Employment Agreement dated effective November 15, 2011, by and between Radiant Global Logistics, Inc. and Jonathan Fuller		8-K		10.1	12/7/11

10.5	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Dan Stegemoller		8-K		10.1	5/14/12

10.6	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber		8-K		10.2	5/14/12

10.7	Employment Agreement dated April 26, 2013 by and between Radiant Logistics, Inc. and Robert L. Hines Jr.		8-K		10.1	4/30/13

10.8	Employment Agreement dated October 1, 2013 by and between On Time Express, Inc. and Bart Wilson.		8-K		10.1	10/4/13

10.9	Employment Agreement dated October 1, 2013 by and between On Time Express, Inc. and Eric Kunz.		8-K		10.2	10/4/13

10.10	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.11	Discretionary Management Incentive Compensation Plan effective July 1, 2012		8-K		10.5	5/14/12

10.12	Loan and Security Agreement dated August 9, 2013 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc. and Bank of America, N.A.		8-K		10.1	8/14/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.13	First Amendment to Loan and Security Agreement dated December 9, 2013 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc. Radiant Customs Services, Inc., On Time Express, Inc. and Bank of America, N.A.		8-K		10.1	12/10/13

10.14	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012		10-Q	12/31/12	10.1	2/12/13

10.15	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended		10-Q	12/31/12	10.2	2/12/13

10.16	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended		10-Q	12/31/12	10.3	2/12/13

10.17	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.5	2/12/13

10.18	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.6	2/12/13

10.19	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.7	2/12/13

10.20	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.8	2/12/13

10.21	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.9	2/12/13

10.22	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		DEF 14A		Annex A	10/9/12

14.1	Code of Business Conduct and Ethics		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Peterson Sullivan LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.DEF	XBRL Taxonomy Extension Definition	X

101.LAB	XBRL Taxonomy Extension Label	X

101.PRE	XBRL Taxonomy Extension Presentation	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 24, 2014	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	September 24, 2014
Stephen P. Harrington

/s/ Jack Edwards	Director	September 24, 2014
Jack Edwards

/s/ Richard P. Palmieri	Director	September 24, 2014
Richard P. Palmieri

/s/ Bohn H. Crain	Chairman and	September 24, 2014
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 24, 2014
Todd E. Macomber	Financial Officer (Principal Accounting Officer)

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. ("the Company") as of June 30, 2014 and 2013, and the related consolidated statements of income (operations), stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

September 24, 2014

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,880,205	$1,024,192
Accounts receivable, net of allowance of $1,034,934 and $1,445,646, respectively	67,856,337	52,131,462
Current portion of employee and other receivables	232,791	328,123
Prepaid expenses and other current assets	2,926,431	2,477,904
Deferred tax asset	925,208	908,564
Total current assets	74,820,972	56,870,245

Furniture and equipment, net	1,265,107	1,289,818

Acquired intangibles, net	15,041,988	9,231,163
Goodwill	28,247,003	15,952,544
Employee and other receivables, net of current portion	22,070	72,433
Deposits and other assets	617,093	336,613
Total long-term assets	43,928,154	25,592,753
Total assets	$120,014,233	$83,752,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$48,299,922	$35,767,785
Commissions payable	5,569,671	6,086,324
Other accrued costs	2,517,415	2,176,567
Income taxes payable	436,328	361,571
Current portion of notes payable	—	767,091
Current portion of contingent consideration	1,541,000	305,000
Current portion of lease termination liability	319,826	305,496
Total current liabilities	58,684,162	45,769,834

Notes payable and other long-term debt, net of current portion and debt discount	7,243,371	17,213,424
Contingent consideration, net of current portion	9,626,000	3,720,000
Lease termination liability, net of current portion	198,502	505,353
Deferred rent liability	560,248	583,401
Deferred tax liability	2,774,506	73,433
Other long-term liabilities	2,610	2,610
Total long-term liabilities	20,405,237	22,098,221
Total liabilities	79,089,399	67,868,055

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 and 0 shares issued and outstanding, respectively, liquidation preference of $20,980,000	839	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 34,326,308 and 33,348,166 shares issued and outstanding, respectively	15,781	14,803
Additional paid-in capital	34,558,785	13,873,157
Deferred compensation	(9,209)	(14,252)
Retained earnings	6,317,473	1,943,530
Total Radiant Logistics, Inc. stockholders’ equity	40,883,669	15,817,238
Non-controlling interest	41,165	67,523
Total stockholders’ equity	40,924,834	15,884,761
Total liabilities and stockholders’ equity	$120,014,233	$83,752,816

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Income (Operations)

	Year Ended June 30,
	2014	2013
Revenues	$349,133,058	$310,835,104
Cost of transportation	249,897,847	222,402,301
Net revenues	99,235,211	88,432,803

Operating partner commissions	53,654,531	52,465,832
Personnel costs	21,836,922	17,441,054
Selling, general and administrative expenses	10,728,131	8,440,603
Depreciation and amortization	4,532,135	3,943,795
Transition and lease termination costs	—	1,544,454
Change in contingent consideration	(2,040,567)	(2,825,000)
Total operating expenses	88,711,152	81,010,738

Income from operations	10,524,059	7,422,065

Other income (expense):
Interest income	8,091	15,688
Interest expense	(1,194,303)	(2,015,944)
Loss on write-off of debt discount	(1,238,409)	—
Gain on litigation settlement, net	—	368,162
Other	164,382	346,617
Total other expense	(2,260,239)	(1,285,477)

Income before income tax expense	8,263,820	6,136,588

Income tax expense	(3,081,865)	(2,371,158)

Net income	5,181,955	3,765,430
Less: Net income attributable to non-controlling interest	(63,642)	(107,972)

Net income attributable to Radiant Logistics, Inc.	5,118,313	3,657,458
Less: Preferred stock dividends	(1,091,275)	—

Net income attributable to common stockholders	$4,027,038	$3,657,458

Net income per common share:
Basic	$0.12	$0.11
Diluted	$0.11	$0.10

Weighted average shares outstanding:
Basic shares	33,716,367	33,120,767
Diluted shares	35,458,401	34,910,911

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Stockholders’ Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Interest	Equity
Balance as of June 30, 2012	—	$—	33,025,865	$14,481	$13,003,987	$—	$(1,713,928)	$97,551	$11,402,091
Issuance of common stock to former Adcom shareholder per earn-out agreement at $1.71 per share	—	—	252,362	252	431,860	—	—	—	432,112
Share-based compensation	—	—	—	—	358,388	—	—	—	358,388
Grant of restricted stock awards at $1.62 per share	—	—	15,565	16	25,199	(25,215)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	10,963	—	—	10,963
Exercise of stock options	—	—	30,000	30	4,770	—	—	—	4,800
Cashless exercise of stock options	—	—	24,374	24	(24)	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	48,977	—	—	—	48,977
Distribution to non-controlling interest	—	—	—	—	—	—	—	(138,000)	(138,000)
Net income	—	—	—	—	—	—	3,657,458	107,972	3,765,430
Balance as of June 30, 2013	—	$—	33,348,166	$14,803	$13,873,157	$(14,252)	$1,943,530	$67,523	$15,884,761
Issuance of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock at $25.00 per share, net of underwriting and offering costs of $1,659,341	839,200	839	—	—	19,319,820	—	—	—	19,320,659
Issuance of common stock to former On Time shareholders at $2.11 per share	—	—	237,320	237	499,763	—	—	—	500,000
Issuance of common stock to former ISLA shareholders at $2.21 per share	—	—	26,188	26	57,812	—	—	—	57,838
Issuance of common stock to former Phoenix Cartage shareholders at $2.93 per share	—	—	17,083	17	49,983	—	—	—	50,000
Share-based compensation	—	—	—	—	661,055	—	—	—	661,055
Amortization of deferred compensation	—	—	—	—	—	5,043	—	—	5,043
Cashless exercise of stock options	—	—	697,551	698	(885,513)	—	—	—	(884,815)
Tax benefit from exercise of stock options	—	—	—	—	982,708	—	—	—	982,708
Preferred dividends paid	—	—	—	—	—	—	(744,370)	—	(744,370)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(90,000)	(90,000)
Net income	—	—	—	—	—	—	5,118,313	63,642	5,181,955
Balance as of June 30, 2014	839,200	$839	34,326,308	$15,781	$34,558,785	$(9,209)	$6,317,473	$41,165	$40,924,834

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,181,955	$3,765,430
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	666,098	369,351
amortization of intangibles	4,013,175	3,314,616
depreciation and leasehold amortization	518,960	629,179
deferred income tax benefit	(439,971)	(300,269)
amortization of loan fees and original issue discount	203,003	280,790
loss on write-off of debt discount	1,238,409	—
change in contingent consideration	(2,040,567)	(2,825,000)
gain on litigation settlement	—	(698,623)
lease termination costs	—	1,439,018
loss on disposal of fixed assets	—	13,061
change in (recovery of) provision for doubtful accounts	(410,712)	133,976
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(12,170,038)	(484,383)
employee and other receivables	170,695	(37,017)
income tax deposit and income taxes payable	125,689	372,819
prepaid expenses, deposits and other assets	(320,186)	183,253
accounts payable and accrued transportation costs	10,936,833	(4,044,136)
commissions payable	(516,653)	1,390,029
other accrued costs	93,535	134,971
other liabilities	(857)	(62,843)
deferred rent liability	(23,153)	(1,237)
lease termination liability	(292,521)	(674,349)
Net cash provided by operating activities	6,933,694	2,898,636

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of On Time Express, Inc., net of acquired cash	(6,952,056)	—
Other acquisitions, net of acquired cash	(500,000)	(625,128)
Purchase of furniture and equipment	(237,733)	(323,430)
Payments to former shareholders of acquired operations	(1,311,775)	(1,583,489)
Net cash used for investing activities	(9,001,564)	(2,532,047)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(1,633,612)	1,442,030
Proceeds from preferred stock, net of offering costs	19,320,659	—
Repayment of notes payable	(12,767,091)	(767,092)
Payments of contingent consideration	(259,596)	—
Payment of preferred stock dividends	(744,370)	—
Distributions to non-controlling interest	(90,000)	(138,000)
Proceeds from exercise of stock options	—	4,800
Payment of employee tax withholdings related to cashless stock option exercises	(884,815)	—
Tax benefit from exercise of stock options	982,708	48,977
Net cash provided by financing activities	3,923,883	590,715

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,856,013	957,304
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,024,192	66,888

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,880,205	$1,024,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,493,092	$2,332,258
Interest paid	$1,260,219	$1,735,500

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

(continued)

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

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a non-asset based transportation and logistics services company providing domestic and international freight forwarding services and truck brokerage services through a network of Company-owned and strategic operating partner locations operating under the Radiant, Airgroup, Adcom, DBA and On Time network brands located throughout North America and an integrated service partner network serving other markets around the globe. The Company also offers an expanding array of value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

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

The Company’s value-added logistics solutions are provided through their multi-brand network of Company-owned and strategic operating partner locations, using a network of independent air, ground and ocean carriers and international operating partners strategically positioned around the world. The Company creates value for their customers and operating partners through, among other things, customized logistics solutions, global reach, brand awareness, purchasing power, and infrastructure benefits, such as centralized back-office operations, and advanced transportation and accounting systems.

The Company’s growth strategy will continue to focus on a combination of both organic and acquisitions initiatives. For organic growth, the Company will focus on strengthening and retaining existing, and expanding new customer and operating partner relationships. In addition to its focus on organic growth, the Company will continue to search for acquisition candidates that bring critical mass from a geographic standpoint, purchasing power and/or complementary service offerings to the current platform. As the Company continues to grow and scale the business, the Company remains focused on leveraging its back-office infrastructure to drive productivity improvement across the organization. In addition, the Company is also developing density within certain trade lanes which creates opportunities to more efficiently source and manage transportation capacity for existing freight volumes.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 8), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The carrying values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and income taxes payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) the recorded amount if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $3,837,619 and $4,775,189 as of June 30, 2014 and 2013, respectively.

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

The Company derives a substantial portion of its revenue through independently-owned operating partner locations operating under the various Company brands. Each individual operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, each operating partner is required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. The bad debt reserve account is continually replenished with a portion (typically 5% – 10%) of the operating partner’s weekly commission check being directed to fund this account. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Further, the operating agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these operating partners. However, to the extent any of these operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of June 30, 2014, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

	June 30,
	2014	2013
Goodwill, beginning of year	$15,952,544	$14,951,217
OTE acquisition	10,892,459	—
PCA acquisition	1,402,000	—
2013 acquisitions	—	1,001,327

Goodwill, end of year	$28,247,003	$15,952,544

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2014.

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

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments (excluding the lease payments included in the lease termination liability) under these non-cancelable operating leases for the next five fiscal years ending June 30 and thereafter are as follows:

2015	$1,791,342
2016	1,194,766
2017	818,849
2018	732,236
2019	553,897
Thereafter	661,152

Total minimum lease payments	$5,752,242

Rent expense amounted to $1,868,797 and $1,895,590 for the years ended June 30, 2014 and 2013.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the year ended June 30, 2013, the Company recorded a lease termination liability of $1,334,490 related to the lease termination. During the years ended June 30, 2014 and 2013, the Company paid $292,521 and $674,349 of the liability, respectively.

m)	401(k) Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. During the years ended June 30, 2014 and 2013, the Company’s contributions under the plans were $343,209 and $266,788, respectively.

n)	Income Taxes

Deferred income taxes are reported using the asset and liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

o)	Revenue Recognition and Purchased Transportation Costs

The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-

by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

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

All other revenue, including revenue from other value-added services including brokerage services, warehousing and fulfillment services, is recognized upon completion of the service.

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

The Company recorded share-based compensation expense of $666,098 and $369,351 for the years ended June 30, 2014 and 2013, respectively.

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

For the year ended June 30, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,458,401 shares of common stock, including unvested restricted stock awards and options to purchase 5,125,044 shares of common stock as of June 30, 2014, of which 1,465,317 were excluded as their effect would have been antidilutive. For the year ended year ended June 30, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 34,910,911 shares of common stock, including unvested restricted stock awards and options to purchase 5,255,781 shares of common stock as of June 30, 2013, of which 1,437,027 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Year ended June 30,
	2014	2013
Weighted average basic shares outstanding	33,716,367	33,120,767
Dilutive effect of share-based awards	1,742,034	1,790,144

Weighted average dilutive shares outstanding	35,458,401	34,910,911

r)	Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

s)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal year 2014.

t)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2013 Acquisitions

During fiscal year 2013, the Company made two business acquisitions. Effective November 1, 2012, we acquired the assets and operations of our Los Angeles, California operating partner Marvir Logistics, Inc. (“Marvir”). Effective December 31, 2012, we acquired the stock of our Portland, Oregon operating partner International Freight Systems of Oregon, Inc. (“IFS”). The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The contingent consideration arrangements may require the Company to pay a total of an additional $1,500,000 in cash if each of the fiscal year 2013 acquisitions meets the specified operating objectives and financial results in their respective purchase agreements. In December 2012, the Company combined our two Company-owned locations in Los Angeles. The Company recorded non-recurring transition and lease termination costs of $1,544,454 for the year ended June 30, 2013. The costs consist of future rent expenses emanating from the relocation of the former DBA facility in Los Angeles to a new location of $1,334,490, certain personnel costs that are being eliminated in connection with the combination of the historical DBA and Marvir locations in Los Angeles of $105,436, and a loss on disposal of furniture and equipment of $104,528. The lease termination costs and the related liabilities are recorded separately in the accompanying consolidated financial statements.

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

The transaction was financed with proceeds from the senior credit facility. The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred:
Cash, net of cash acquired	$6,952,056
Notes payable	2,000,000
Stock payable	500,000
Working capital holdback	1,251,728
Contingent consideration	7,000,000

$17,703,784

The fair value of the financial assets acquired included receivables with a fair value of $3,084,077, all of which is expected to be collectible. The fair values of the intangible assets were estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions.

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

Since acquisition, On Time produced revenue of approximately $20.8 million and income from operations of approximately $0.5 million, including amortization of intangibles resulting from the acquisition of approximately $1.5 million.

If the acquisition had taken place effective July 1, 2012, the result would have produced combined revenue of $355.9 million and $337.4 million and combined net income of $4.2 million and $3.9 million for the years ended June 30, 2014 and 2013, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2013.

The purchase price allocation for the On Time acquisition is as follows:

Current assets	$3,260,183
Furniture and equipment	256,516
Deferred tax asset	146,000
Other assets	86,500
Intangibles	8,176,000
Goodwill	10,892,459

Total assets acquired	22,817,658

Current liabilities	1,843,474
Long-term deferred tax liability	3,270,400

Total liabilities assumed	5,113,874

Net assets acquired	$17,703,784

Acquisition of Phoenix Cartage and Air Freight, LLC

On March 1, 2014, through a wholly-owned subsidiary, the Company acquired select customer relationships of Phoenix Cartage and Air Freight, LLC (“PCA”), a privately-held company based in Philadelphia, Pennsylvania. The transaction was financed with proceeds from the senior credit facility. The transaction was structured as an asset purchase using cash, stock, and earn-out payments. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase.

NOTE 4 – FURNITURE AND EQUIPMENT

	Year ended June 30,
	2014	2013
Vehicles	$45,893	$30,288
Communication equipment	45,499	36,341
Office and warehouse equipment	321,223	313,721
Furniture and fixtures	250,596	197,710
Computer equipment	767,381	621,511
Computer software	1,801,998	1,816,332
Leasehold improvements	930,946	752,723

	4,163,536	3,768,626
Less: Accumulated depreciation and amortization	(2,898,429)	(2,478,808)

	$1,265,107	$1,289,818

Depreciation and amortization expense related to furniture and equipment was $518,960 and $629,179 for the years ended June 30, 2014 and 2013, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	June 30, 2014		June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$29,119,640	$14,429,985	$19,505,640	$10,511,810
Covenant not to compete	660,000	307,667	450,000	212,667

	$29,779,640	$14,737,652	$19,955,640	$10,724,477

Amortization expense amounted to $4,013,175 and $3,314,616 for the years ended June 30, 2014 and 2013. Future amortization expense for the fiscal years ending June 30 are as follows:

2015	$3,887,111
2016	4,492,003
2017	3,131,974
2018	2,544,900
2019	986,000

$15,041,988

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	June 30,
	2014	2013
Notes Payable – Caltius	$—	$10,000,000
Less: Original Issue Discount, net	—	(899,700)
Less: Debt Issuance Costs, net	—	(488,065)

Total Caltius Senior Subordinated Notes, net	—	8,612,235
Notes payable to former shareholders	—	767,091
Long-term Credit Facility	7,243,371	8,601,189

Total notes payable and other long-term debt	7,243,371	17,980,515
Less: Current portion	—	(767,091)

Total notes payable and other long-term debt	$7,243,371	$17,213,424

The long-term credit facility is due in fiscal year 2019.

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

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2014, the Company was in compliance with all of its covenants.

As of June 30, 2014, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $22,470,000 available for borrowing under the Credit Facility based on advances outstanding.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of ISLA, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the “Senior Subordinated Notes”), the net proceeds of which were primarily used to finance the cash payments due at closing of the ISLA transaction. The Senior Subordinated Notes accrued interest at the rate of 13.5% per annum. The Company repaid $10.0 million of principal during the year ended June 30, 2014. The early payment resulted in a write-off of the loan fees and original issue discount of $1,238,409.

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

DBA – Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable quarterly. The Company elected to satisfy $2.4 million of the notes through the issuance of the Company’s common stock. The principal amount of the notes has been repaid in full.

On Time Notes Payable

In connection with the On Time acquisition, the Company issued notes payable in the amount of $2.0 million payable to the former shareholders of On Time. The notes accrue interest at a rate of 6.0%, and such principal and interest is payable quarterly. The principal amount of the notes has been repaid in full.

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

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and will be payable on January 31, April 30, July 31 and October 31 commencing on April 30, 2014 when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of June 30, 2014, the Company was in compliance with this ratio.

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

For the year ended June 30, 2014, the Company’s board of directors declared and paid a cash dividend to holders of Series A Preferred Shares in the amount of $0.887 per share, totaling $744,370.

Common Stock Repurchase Program

During 2013, the Company’s Board of Directors approved the repurchase of a maximum of 3,000,000 shares of Company common stock through December 31, 2013 to be retired as purchased. No shares have been repurchased during the years ended June 30, 2014 and 2013.

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

For the year ended June 30, 2014, RLP recorded $106,070 in profits, of which RCP’s distributable share was $63,642. For the year ended June 30, 2013, RLP recorded $179,954 in profits, of which Mr. Crain’s distributable share was $107,972. The non-controlling interest recorded as a reduction of income on the consolidated statements of income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
	2014	2013
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$73,989	$118,791
Prepaid expenses and other current assets	1,581	875

	$75,570	$119,666

LIABILITIES AND PARTNERS' CAPITAL
Other accrued costs	$6,962	$7,128
Partners' capital	68,608	112,538

	$75,570	$119,666

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2014
	Level 3	Total
Contingent consideration	$11,167,000	$11,167,000

	Fair Value Measurements as of June 30, 2013
	Level 3	Total
Contingent consideration	$4,025,000	$4,025,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of income. The Company recorded a decrease to contingent consideration of $2,040,567 and $2,825,000 for the years ended June 30, 2014 and 2013, respectively, primarily for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of the acquisitions not meeting their anticipated financial targets and additionally management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

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

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2012	$6,200,000
Increase related to accounting for acquisitions	650,000
Change in fair value	(2,825,000)

Balance as of June 30, 2013	$4,025,000

Increase related to accounting for acquisitions	9,500,000
Contingent consideration earned	(317,433)
Change in fair value	(2,040,567)

Balance as of June 30, 2014	$11,167,000

NOTE 10 – PROVISION FOR INCOME TAXES

	June 30,
	2014	2013
Current deferred tax assets:
Allowance for doubtful accounts	$413,974	$549,345
Accruals	333,342	243,130
Deferred rent	127,931	116,089
Other	49,961	—

	$925,208	$908,564

Long-term deferred tax assets (liabilities):
Share-based compensation	715,297	$580,202
Fixed asset basis differences	(303,976)	(387,526)
Goodwill deductible for tax purposes	319,094	384,349
Intangibles	(3,835,802)	(958,812)
Deferred rent	303,500	413,726
Other, net	27,381	(105,372)

	$(2,774,506)	$(73,433)

Income tax expense attributable to operations is as follows:

	Year ended June 30,
	2014	2013
Current:
Federal	$3,120,663	$2,186,852
State	547,173	484,575
Deferred:
Federal	(458,386)	(268,663)

State	(127,585)	(31,606)

	$3,081,865	$2,371,158

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
	2014	2013
Tax expense at statutory rate	$2,788,086	$2,048,307
Permanent differences	46,525	34,825
State income taxes	276,928	298,960
Other	(29,674)	(10,934)

	$3,081,865	$2,371,158

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2011 through June 30, 2014.

NOTE 11 – SHARE-BASED COMPENSATION

The Company has two stock-based plans: the 2005 Stock Incentive Plan and the 2012 Stock Option and Performance Award Plan. Each plan authorizes the granting of up to 5,000,000 shares of the Company’s common stock. The plans provide for the grant of stock options, stock appreciation rights, shares of restricted stock, RSUs, performance shares and performance units. Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five year period from the date of grant.

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During the years ended June 30, 2014 and 2013, the Company recognized share-based compensation expense of $5,043 and $10,963, respectively, related to stock awards. The following table summarizes stock award activity under the plan for years ended June 30, 2014 and 2013:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2012	—	$—
Granted	15,565	1.62
Vested	(4,761)	1.62

Balance as of June 30, 2013	10,804	1.62
Vested	(3,113)	1.62

Balance as of June 30, 2014	7,691	$1.62

Stock Options

During the years ended June 30, 2014 and 2013, the Company recognized share-based compensation expense related to stock options of $661,055 and $358,388, respectively. The following table summarizes the activity under the plan:

	Year ended June 30, 2014		Year ended June 30, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,255,781	$1.05	4,873,174	$0.95
Granted	1,229,658	2.41	746,688	1.80
Exercised	(1,253,395)	0.67	(70,000)	(0.18)
Forfeited	(107,000)	1.61	(294,081)	(1.68)

Outstanding, end of year	5,125,044	$1.46	5,255,781	$1.05

Exercisable, end of year	2,779,902	$0.81	3,613,287	$0.65

Non-vested, end of year	2,345,142	$2.23	1,642,494	$1.88

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30,
	2014	2013
Risk-Free Interest Rate	1.95% - 2.21%	1.01% - 1.35%
Expected Term	6.5 years	6.5 years
Expected Volatility	63.49% - 64.99%	65.45% - 68.49%
Expected Dividend Yield	0.00%	0.00%

As of June 30, 2014, the Company had approximately $2,783,872 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 3.84 years. The aggregate intrinsic value of options exercised during the years ended June 30, 2014 and 2013 was $3,041,577 and $136,600, respectively.

The following table summarizes outstanding and exercisable options by price range as of June 30, 2014:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 - $0.24	355,000	4.10	$0.18	$1,033,450	355,000	4.10	$0.18	$1,033,450
$0.25 - $0.49	405,000	4.05	0.37	1,100,050	360,000	3.92	0.39	973,600
$0.50 - $0.74	1,140,915	1.59	0.51	2,938,578	1,130,545	1.55	0.51	2,912,757
$0.75 - $0.99	340,000	1.31	0.75	795,600	340,000	1.31	0.75	795,600
$1.00 - $1.24	10,000	2.23	1.01	20,800	10,000	2.23	1.01	20,800
$1.25 - $1.49	159,729	7.21	1.34	279,415	75,832	6.90	1.32	134,439
$1.50 - $1.74	33,991	8.38	1.53	53,026	6,790	8.38	1.53	10,592
$1.75 - $1.99	765,586	8.63	1.92	895,310	119,095	7.23	1.92	138,974
$2.00 - $2.24	528,206	8.50	2.16	493,820	108,503	7.78	2.11	106,268
$2.25 - $2.49	963,888	7.86	2.36	707,178	274,137	7.31	2.36	201,162
$2.75 - $2.99	200,000	9.72	2.80	57,500	—	—	—	—
$3.00 - $3.24	222,729	9.76	3.08	6,681	—	—	—	—

	5,125,044	5.78	$1.46	$8,381,408	2,779,902	3.37	$0.81	$6,327,642

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

On April 25, 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company has filed an appeal of the judge’s ruling and expect the appeal to be heard by the summer of 2015.

Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against RGL, DBA Distribution Services, Inc. (“DBA”), and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona seeks damages and penalties under California law alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide certain rest and meal periods, as well as failure to pay minimum wages and overtime. Ms. Barahona alleges that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that they are liable to Ms. Barahona or the putative class members in any way, and are vigorously defending against these allegations based upon a preliminary evaluation of applicable records and legal standards. In addition, the Company believes that the plaintiff’s class definition is overly broad and cannot meet California’s class action certification requirements. On August 28, 2014, the Company filed an Answer to Ms. Barahona’s First Amended Complaint, and the case remains in the early stages of litigation. The Company is unable to express an opinion as to the final outcome of the matter.

Service By Air, Inc. v. Radiant Global Logistics, Inc.

On March 11, 2014 a lawsuit was filed by Service By Air, Inc. ("SBA"), which is a competitor to Radiant, against Radiant, PCA, and Philippe Gabay ("Gabay"). The case is currently pending. The Company entered into various agreements with PCA and Gabay on March 1, 2014 in connection with the purchase of certain assets regarding expansion of our operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against all of the defendants on the grounds that the execution of those agreements, and certain actions after that date violated an agreement to which SBA was a party to with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that the Company tortiously interfered with SBA's rights in connection with the expired agreement. The Company believes that the case is without merit and have filed a motion to dismiss the complaint, which is pending before the court.

The Company is involved in various other claims and legal actions arising in the ordinary course of business, some of which are in the very early stages of litigation and therefore difficult to judge their potential materiality. For those claims for which we can judge the materiality, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions, including On Time and PCA (see Note 3) contain future consideration provisions which provide for the selling shareholder(s) to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of income. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2015	2016	2017	2018	Total
Earn-out payments (in thousands):
Cash	$1,380	$2,923	$2,829	$2,369	$9,501
Equity	201	683	573	790	2,247

Total estimated earn-out payments (1)	$1,581	$3,606	$3,402	$3,159	$11,748
(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Year ended June 30:	2014	2013	2014	2013	2014	2013
Revenue	$211,925	$167,386	$137,208	$143,449	$349,133	$310,835
Cost of transportation	142,651	109,996	107,247	112,406	249,898	222,402

Net revenue	$69,274	$57,390	$29,961	$31,043	$99,235	$88,433

NOTE 14 – SUBSEQUENT EVENT

On July 17, 2014, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,408 and was paid on July 31, 2014.

On September 1, 2014, through a wholly-owned subsidiary, RGL, the Company acquired the operations and assets of Trans-NET, Inc., an Issaquah, Washington based company with extensive experience providing integrated project logistics solutions in key Russian oil, gas, mining and infrastructure development markets. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

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