Form 10-Q
period 2014-09-30
RADIANT LOGISTICS, INC
filed 2014-11-12
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

There were 34,591,206 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of November 10, 2014.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,085,110	$2,880,205
Accounts receivable, net of allowance of $1,025,668 and $1,034,934, respectively	63,563,410	65,066,555
Current portion of employee and other receivables	207,503	232,791
Prepaid expenses and other current assets	5,026,157	2,926,431
Deferred tax asset	521,483	925,208
Total current assets	72,403,663	72,031,190

Furniture and equipment, net	1,613,859	1,265,107

Acquired intangibles, net	16,072,505	15,041,988
Goodwill	28,778,537	28,247,003
Employee and other receivables, net of current portion	11,864	22,070
Deposits and other assets	611,133	617,093
Total long-term assets	45,474,039	43,928,154
Total assets	$119,491,561	$117,224,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$44,919,540	$45,510,140
Commissions payable	6,105,158	5,569,671
Other accrued costs	2,934,417	2,517,415
Income taxes payable	97,936	436,328
Current portion of contingent consideration	1,558,000	1,541,000
Current portion of lease termination liability	328,618	319,826
Total current liabilities	55,943,669	55,894,380

Note payable	7,449,964	7,243,371
Contingent consideration, net of current portion	10,809,000	9,626,000
Lease termination liability, net of current portion	148,731	198,502
Deferred rent liability	688,708	560,248
Deferred tax liability	2,125,583	2,774,506
Other long-term liabilities	27,493	2,610
Total long-term liabilities	21,249,479	20,405,237
Total liabilities	77,193,148	76,299,617

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 34,590,936 and 34,326,308 shares issued and outstanding, respectively	16,046	15,781
Additional paid-in capital	34,917,546	34,558,785
Deferred compensation	(7,948)	(9,209)
Retained earnings	7,326,728	6,317,473
Total Radiant Logistics, Inc. stockholders’ equity	42,253,211	40,883,669
Non-controlling interest	45,202	41,165
Total stockholders’ equity	42,298,413	40,924,834
Total liabilities and stockholders’ equity	$119,491,561	$117,224,451

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	September 30,
	2014	2013
Revenues	$98,231,388	$76,701,861
Cost of transportation	71,906,605	53,481,360
Net revenues	26,324,783	23,220,501

Operating partner commissions	13,979,351	13,634,772
Personnel costs	6,559,946	4,491,603
Selling, general and administrative expenses	2,648,066	2,264,334
Depreciation and amortization	1,279,081	830,098
Change in contingent consideration	(550,000)	(195,000)
Total operating expenses	23,916,444	21,025,807

Income from operations	2,408,339	2,194,694

Other income (expense):
Interest income	925	2,500
Interest expense	(91,459)	(521,163)
Other	126,822	84,183
Total other expense	36,288	(434,480)

Income before income tax expense	2,444,627	1,760,214

Income tax expense	(901,926)	(651,835)

Net income	1,542,701	1,108,379
Less: Net income attributable to non-controlling interest	(22,037)	(16,642)

Net income attributable to Radiant Logistics, Inc.	1,520,664	1,091,737
Less: Preferred stock dividends	(511,388)	—

Net income attributable to common stockholders	$1,009,276	$1,091,737

Net income per common share - basic and diluted	$0.03	$0.03

Weighted average shares outstanding:
Basic shares	34,349,586	33,337,362
Diluted shares	35,827,335	35,144,910

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Interest	Equity
Balance as of June 30, 2014	839,200	$839	34,326,308	$15,781	$34,558,785	$(9,209)	$6,317,473	$41,165	$40,924,834
Issuance of common stock to former TNI shareholders at $3.08 per share	—	—	16,218	16	49,984	—	—	—	50,000
Share-based compensation	—	—	—	—	203,468	—	—	—	203,468
Amortization of deferred compensation	—	—	—	—	—	1,261	—	—	1,261
Cashless exercise of stock options	—	—	248,410	249	(357,205)	—	—	—	(356,956)
Tax benefit from exercise of stock options	—	—	—	—	462,514	—	—	—	462,514
Preferred dividends paid	—	—	—	—	—	—	(511,409)	—	(511,409)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	—	—	—	1,520,664	22,037	1,542,701
Balance as of September 30, 2014	839,200	$839	34,590,936	$16,046	$34,917,546	$(7,948)	$7,326,728	$45,202	$42,298,413

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,542,701	$1,108,379
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	204,729	133,189
amortization of intangibles	1,151,483	700,480
depreciation and leasehold amortization	127,598	129,618
deferred income tax benefit	(245,198)	(150,637)
amortization of loan fees and original issue discount	15,295	85,844
change in contingent consideration	(550,000)	(195,000)
change in (recovery of) provision for doubtful accounts	(9,266)	181,128
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	1,512,411	2,946,902
employee and other receivables	35,494	21,367
income tax deposit and income taxes payable	(338,392)	468,472
prepaid expenses, deposits and other assets	(2,109,061)	(266,882)
accounts payable and accrued transportation costs	(590,600)	(2,343,640)
commissions payable	535,487	(1,171,588)
other accrued costs	380,084	65,195
other liabilities	(1,733)	—
deferred rent liability	(4,342)	(5,884)
lease termination liability	(40,979)	(50,721)
Net cash provided by operating activities	1,615,711	1,656,222

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition of Trans-NET, Inc.	(750,000)	—
Purchase of furniture and equipment	(293,548)	(43,677)
Net cash used for investing activities	(1,043,548)	(43,677)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from credit facility, net of credit fees	206,593	8,157,980
Repayment of notes payable	—	(2,000,000)
Payments of contingent consideration	(150,000)	—
Payment of preferred stock dividends	(511,409)	—
Distributions to non-controlling interest	(18,000)	—
Payment of employee tax withholdings related to cashless stock option exercises	(356,956)	—
Tax benefit from exercise of stock options	462,514	—
Net cash provided by (used for) financing activities	(367,258)	6,157,980

NET INCREASE IN CASH AND CASH EQUIVALENTS	204,905	7,770,525
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,880,205	1,024,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,085,110	$8,794,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,034,333	$334,000
Interest paid	$74,894	$417,952

(continued)

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In September 2014, the Company issued 16,218 shares of common stock at a fair value of $3.08 per share in satisfaction of $50,000 of the Trans-Net, Inc. purchase price, resulting in a decrease to the amount due to former shareholders of acquired operations, an increase to common stock of $16 and an increase to additional paid-in capital of $49,984.

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a non-asset based transportation and logistics services company providing domestic and international freight forwarding and truck brokerage services through a network of Company-owned and strategic operating partner locations operating under the Radiant, Airgroup, Adcom, DBA and On Time network brands located throughout North America and an integrated service partner network serving other markets around the globe. The Company also offers an expanding array of value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

Through operating locations across North America, the Company offers domestic and international air, ocean and ground freight forwarding to a large and diversified account base consisting of manufacturers, distributors and retailers. The Company’s primary business operations involve arranging the shipment, on behalf of their customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. The Company provides a wide range of value-added logistics solutions to meet customers’ specific requirements for transportation and related services, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems.

The Company’s value-added logistics solutions are provided through their multi-brand network of Company-owned and strategic operating partner locations, using a network of independent air, ground and ocean carriers and international operating partners strategically positioned around the world. The Company creates value for its customers and operating partners through, among other things, customized logistics solutions, global reach, brand awareness, purchasing power, and infrastructure benefits, such as centralized back-office operations, and advanced transportation and accounting systems.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 8), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The carrying values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and income taxes payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $3,034,377 and $3,837,619 as of September 30, 2014 and June 30, 2014, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of September 30, 2014, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2014.

j)	Business Combinations

The Company accounts for business combinations using the purchase method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the condensed consolidated statements of operations.

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

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by our acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations.

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

2015 (remaining portion)	$1,291,489
2016	1,227,006
2017	817,887
2018	731,274
2019	552,935
Thereafter	712,155

Total minimum lease payments	$5,332,746

Rent expense amounted to $523,616 and $359,344 for the three months ended September 30, 2014 and 2013.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the three months ended September 30, 2014 and 2013, the Company paid $40,979 and $50,721 of the liability, respectively.

m)	401(k) Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. During the three months ended September 30, 2014 and 2013, the Company’s contributions under the plans were $103,521 and $66,718, respectively.

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

The Company recorded share-based compensation expense of $204,729 and $133,189 for the three months ended September 30, 2014 and 2013, respectively.

q)	Basic and Diluted Income per Share

Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock awards and stock options, had been issued and if the additional common shares were dilutive. Net income attributable to common stockholders is calculated after earned preferred stock dividends, whether or not declared.

For the three months ended September 30, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,827,335 shares of common stock, including unvested restricted stock awards and options to purchase 5,064,254 shares of common stock as of September 30, 2014, of which 1,014,717 were excluded as their effect would have been antidilutive. For the three months ended September 30, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,144,910 shares of common stock, including unvested restricted stock awards and options to purchase 5,785,780 shares of common stock as of September 30, 2013, of which 1,936,340 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30,
	2014	2013
Weighted average basic shares outstanding	34,349,586	33,337,362
Dilutive effect of share-based awards	1,477,749	1,807,548

Weighted average dilutive shares outstanding	35,827,335	35,144,910

r)	Other Comprehensive Income

The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying condensed consolidated financial statements.

s)	Reclassifications

Certain amounts for prior periods have been reclassified in the condensed consolidated financial statements to conform to the classification used in fiscal year 2015.

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

NOTE 3 – BUSINESS ACQUISITIONS

Acquisition of Trans-Net, Inc.

On September 1, 2014, through a wholly-owned subsidiary, the Company acquired the assets and operations of Trans-Net, Inc. (“TNI”), a privately-held company based in Issaquah, Washington. TNI has extensive experience providing integrated project logistics solutions in key Russian oil, gas, mining and infrastructure development markets. The transaction was financed with proceeds from the Company’s Credit Facility (as defined in Note 6). The transaction was structured as an asset purchase using cash, stock, and earn-out payments. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the condensed consolidated financial statements.

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relates to certain tangible assets and liabilities acquired, and identifiable intangible assets.

NOTE 4 – FURNITURE AND EQUIPMENT

	September 30, 2014	June 30, 2014
Vehicles	$45,893	$45,893
Communication equipment	59,371	45,499
Office and warehouse equipment	324,268	321,223
Furniture and fixtures	369,881	250,596
Computer equipment	819,837	767,381
Computer software	1,862,951	1,801,998
Leasehold improvements	1,155,815	930,946

	4,638,016	4,163,536
Less: Accumulated depreciation and amortization	(3,024,157)	(2,898,429)

	$1,613,859	$1,265,107

Depreciation and amortization expense related to furniture and equipment was $127,598 and $129,618 for the three months ended September 30, 2014 and 2013, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	September 30, 2014		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$31,281,640	$15,554,135	$29,119,640	$14,429,985
Covenant not to compete	680,000	335,000	660,000	307,667

	$31,961,640	$15,889,135	$29,779,640	$14,737,652

Amortization expense amounted to $1,151,483 and $700,480 for the three months ended September 30, 2014 and 2013. Future amortization expense for the fiscal years ending June 30 are as follows:

2015 (remaining portion)	$3,189,961
2016	4,923,003
2017	3,456,974
2018	2,789,900
2019	1,598,000
Thereafter	114,667

$16,072,505

NOTE 6 – NOTE PAYABLE

Bank of America Credit Facility

The Company has a $30.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”). The Credit Facility includes a $2.0 million sublimit to support letters of credit and matures August 9, 2018. As of and September 30, 2014 and June 30, 2014, the borrowings under the credit facility were $7,449,964 and $7,243,371, respectively.

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

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2014, the Company was in compliance with all of its covenants.

As of September 30, 2014, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $21,124,000 available for borrowing under the Credit Facility based on advances outstanding.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

Dividends on the 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31 when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of September 30, 2014, the Company was in compliance with this ratio.

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

For the three months ended September 30, 2014, the Company’s board of directors declared and paid a cash dividend to holders of Series A Preferred Shares in the amount of $0.609375 per share, totaling $511,409.

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

For the three months ended September 30, 2014, RLP recorded $36,729 in profits, of which RCP’s distributable share was $22,037. For the three months ended September 30, 2013, RLP recorded $27,737 in profits, of which RCP’s distributable share was $16,642. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2014
	Level 3	Total
Contingent consideration	$12,367,000	$12,367,000

	Fair Value Measurements as of June 30, 2014
	Level 3	Total
Contingent consideration	$11,167,000	$11,167,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded a decrease to contingent consideration of $550,000 and $195,000 for the three months ended September 30, 2014 and 2013, respectively, primarily for the ISLA and ALBS acquisitions. The reductions in contingent consideration were a result of the acquisitions not meeting their anticipated financial targets and additionally management’s judgment surrounding the projected future operating results of the acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $21,483,000 through earn-out periods measured through August 2018, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $1,500,000.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2014	$11,167,000

Increase related to accounting for acquisitions	1,900,000
Contingent consideration paid	(150,000)
Change in fair value	(550,000)

Balance as of September 30, 2014	$12,367,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended September 30,
	2014	2013
Current income tax expense	$1,147,124	$802,472
Deferred income tax benefit	(245,198)	(150,637)

Income tax expense	$901,926	$651,835

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2011 through June 30, 2014.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During each of the three months ended September 30, 2014 and 2013, the Company recognized share-based compensation expense of $1,261 related to stock awards. During the three months ended September 30, 2014 there was no change to the 7,691 unvested shares.

Stock Options

During the three months ended September 30, 2014 and 2013, the Company recognized share-based compensation expense related to stock options of $203,468 and $131,928, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2014 was $1,275,323.

During the three months ended September 30, 2014, the weighted average fair value per share of employee stock options granted was $1.94. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended September 30, 2014
Risk-Free Interest Rate	1.91% - 2.01%
Expected Term	6.5 years
Expected Volatility	62.56%
Expected Dividend Yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	5,125,044	$1.46	5.78	$8,381,408
Granted	377,429	3.22	10.00	—
Exercised	(436,119)	0.77	—	—
Forfeited	(2,100)	2.40	—	—

Outstanding as of September 30, 2014	5,064,254	$1.65	6.21	$10,301,228

Exercisable as of September 30, 2014	2,480,944	$0.86	3.66	$7,000,121

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

On April 25, 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company has filed an appeal of the judge’s ruling and expects the appeal to be heard by the summer of 2015.

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

Service By Air, Inc. v. Radiant Global Logistics, Inc.

On March 11, 2014, a lawsuit was filed by Service By Air, Inc. ("SBA"), which is a competitor to Radiant, against Radiant, PCA, and Philippe Gabay ("Gabay"). The case is currently pending. The Company entered into various agreements with PCA and Gabay on March 1, 2014, in connection with the purchase of certain assets regarding expansion of our operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against all of the defendants on the grounds that the execution of those agreements, and certain actions after that date violated an agreement to which SBA was a party to with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that the Company tortiously interfered with SBA's rights in connection with the expired agreement. The Company believes that the case is without merit and have filed a motion to dismiss the complaint, which is pending before the court.

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the previous acquisitions, including TNI (see Note 3) contain future consideration provisions which provide for the selling shareholder(s) to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the condensed consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2015 (remaining)	2016	2017	2018	2019	Total
Earn-out payments (in thousands):
Cash	$1,230	$2,548	$3,270	$2,803	$563	$10,414
Equity	201	630	720	934	188	2,673

Total estimated earn-out payments (1)	$1,431	$3,178	$3,990	$3,737	$751	$13,087

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three months ended September 30:	2014	2013	2014	2013	2014	2013
Revenue	$60,860	$44,505	$37,371	$32,197	$98,231	$76,702
Cost of transportation	42,199	29,106	29,707	24,375	71,906	53,481

Net revenue	$18,661	$15,399	$7,664	$7,822	$26,325	$23,221

NOTE 14 – SUBSEQUENT EVENT

On October 17, 2014, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on October 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: continued relationships with our operating partners; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger operating partners; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2014. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.)

Overview

We are a non-asset based transportation and logistics services company providing customers domestic and international freight forwarding services, truck brokerage services and other value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

We are executing a strategy to expand our operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. Our first acquisition of Airgroup Corporation (“Airgroup”) was completed on January 1, 2006. Radiant Global Logistics, headquartered in Bellevue, Washington, is a non-asset based logistics company providing domestic and international freight forwarding services through a network of operating partner locations across North America.

We continue to seek additional companies as suitable acquisition candidates and have completed ten acquisitions since our platform acquisition of Airgroup, in 2006. Today, RGL, through the Radiant, Airgroup, Adcom, DBA and On Time network brands, has a diversified account base including manufacturers, distributors and retailers that it services using a network of independent carriers through a network of Company-owned and strategic operating partner locations throughout North America and an integrated service partner network serving other key markets around the globe.

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

Results of Operations

Three months ended September 30, 2014 and 2013 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change
	2014	2013	Amount	Percent
Transportation revenue	$98,231	$76,702	$21,529	28.1%
Cost of transportation	71,906	53,481	18,425	34.5%

Net transportation revenue	$26,325	$23,221	$3,104	13.4%
Net transportation margins	26.8%	30.3%

Domestic and international transportation revenue was $60.9 million and $37.4 million, respectively, for the three months ended September 30, 2014, compared with $44.5 million and $32.2 million, respectively, for the three months ended September 30, 2013. The increase in domestic transportation revenue is due principally to incremental revenues attributed to our acquisitions of On Time, the opening of a Company-owned location in Philadelphia, and higher domestic revenues from both Company-owned and operating partner locations. The increase in international revenue is principally due to incremental revenues from the opening of a Company-owned location in Philadelphia, and improved cross-border shipping into and out of Mexico. Net transportation margins decreased due to lower margin characteristics associated with the incremental revenues associated with On Time and PCA when compared to the prior period.

The following table compares condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$26,325	100.0%	$23,221	100.0%	$3,104	13.4%

Operating partner commissions	13,979	53.1%	13,635	58.7%	344	2.5%
Personnel costs	6,561	24.9%	4,492	19.3%	2,069	46.1%
Selling, general and administrative expenses	2,648	10.1%	2,264	9.7%	384	17.0%
Depreciation and amortization	1,279	4.9%	830	3.6%	449	54.1%
Change in contingent consideration	(550)	(2.1)%	(195)	(0.8)%	(355)	182.1%

Total operating expenses	23,917	90.9%	21,026	90.5%	2,891	13.7%

Income from operations	2,408	9.1%	2,195	9.5%	213	9.7%
Other income (expense)	36	0.2%	(434)	(1.9)%	470	(108.3%)

Income before income tax expense	2,444	9.3%	1,761	7.6%	683	38.8%
Income tax expense	(902)	(3.4)%	(652)	(2.8)%	(250)	38.3%

Net income	1,542	5.9%	1,109	4.8%	433	39.0%
Less: Net income attributable to non-controlling interest	(22)	(0.1)%	(17)	(0.1)%	(5)	29.4%

Net income attributable to Radiant Logistics, Inc.	1,520	5.8%	1,092	4.7%	428	39.2%
Less: Preferred stock dividends	(511)	(2.0%)	—	—	(511)	NM

Net income attributable to common stockholders	$1,009	3.8%	$1,092	4.7%	$(83)	(7.6%)

Operating partner commissions increased primarily due to a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Operating partner commissions as a percentage of net revenues decreased as a result of our recent acquisitions of On Time, which added Company-owned locations in Phoenix, Dallas, and Atlanta, along with the opening of a Company-owned location in Philadelphia. Company-owned locations are not paid commissions.

Personnel cost increases are primarily attributable to our On Time acquisition, which added the personnel costs associated with new Company-owned locations in Phoenix, Dallas, and Atlanta, the opening of a Company-owned location in Philadelphia.

Selling, general and administrative (“SG&A”) costs increased due to our acquisition of On Time and the opening of a Company-owned location in Philadelphia, increased legal expenses incurred in connection with acquisitions and litigation, higher travel expenses associated with our regional vice presidents and other corporate travel.

Depreciation and amortization costs increased primarily due to amortization of intangibles for On Time and PCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisitions.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in both periods was primarily attributable to current projections of ISLA and ALBS not achieving their respective specified operating objectives.

The increase in income from operations is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $3.1 million primarily due to the incremental revenues attributed to our acquisition of On Time and the opening of a Company-owned location in Philadelphia, and increased revenues associated with improved cross-border shipping into and out of Mexico. Operating partner commission expense increased $0.3 million primarily due to a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Personnel costs increased $2.1 million primarily due to increased personnel costs associated with recently acquired Company-owned locations as well as increased head-count at the corporate office. SG&A expenses increased $0.4 million primarily due to our acquisition of On Time and the opening of a Company-owned location in Philadelphia, increased legal expenses incurred in connection with acquisitions and litigation, higher travel expenses associated with our regional vice presidents and other corporate travel. Depreciation and amortization increased $0.4 million due to amortization of intangibles for On Time and PCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisitions. Change in contingent consideration increased $0.4 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense decreased due to the decrease in interest expense resulting from the payoff of senior subordinated notes.

Our increase in net income was driven principally by the increased efficiency of leveraging our scalable back-office infrastructure, and a favorable write-down of contingent consideration, offset by higher depreciation and amortization costs.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2014 and 2013 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three Months Ended September 30,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$26,325	$23,221	$3,104	13.4%

Net income attributable to common stockholders	$1,009	$1,092	$(83)	(7.6)%
Preferred stock dividends	511	—	511	NM

Net income attributable to Radiant Logistics, Inc.	1,520	1,092	428	39.2%
Income tax expense	902	652	250	38.3%
Depreciation and amortization	1,279	830	449	54.1%
Net interest expense	91	519	(428)	(82.5)%

EBITDA	$3,792	$3,093	$699	22.6%

Share-based compensation	205	133	72	54.1%
Change in contingent consideration	(550)	(195)	(355)	182.1%
Acquisition related costs	95	66	29	43.9%
Non-recurring legal costs	120	15	105	700.0%

Adjusted EBITDA	$3,662	$3,112	550	17.7%
As a % of Net Revenues	13.9%	13.4%

We had adjusted EBITDA of $3.7 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively.

Adjusted EBITDA as a percentage of net transportation revenue increased to 13.9% for the three months ended September 30, 2014,  from 13.4% for the three months ended September 30, 2013 as a result of the leverage of our operating platform.

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of On Time. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of On Time, as if we had acquired them as of July 1, 2013. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of On Time and the Company as adjusted to reflect the amortization of acquired intangibles.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2014 and 2013 (pro forma and unaudited):

	Three months ended September 30,		Change
	2014	2013	Amount	Percent
Transportation revenue	$98,231	$83,425	$14,806	17.7%
Cost of transportation	71,906	58,645	13,261	22.6%

Net transportation revenue	$26,325	$24,780	$1,545	6.2%
Net transportation margins	26.8%	29.7%

Pro forma transportation revenue was $98.2 million for the three months ended September 30, 2014, an increase of 17.7% from $83.4 million for the three months ended September 30, 2013.

Pro forma cost of transportation was $71.9 million for the three months ended September 30, 2014, an increase of 22.6% from $58.6 million for the three months ended September 30, 2013.

Pro forma net transportation margins were 26.8% from 29.7% for the three months ended September 30, 2014 and 2013.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2014 and 2013 (pro forma and unaudited):

	Three months ended September 30,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$26,325	100.0%	$24,780	100.0%	$1,545	6.2%

Operating partner commissions	13,979	53.1%	13,635	55.0%	344	2.5%
Personnel costs	6,561	24.9%	4,770	19.2%	1,791	37.5%
Selling, general and administrative expenses	2,648	10.1%	2,659	10.7%	(11)	(0.4)%
Depreciation and amortization	1,279	4.9%	1,363	5.5%	(84)	(6.2)%
Change in contingent consideration	(550)	(2.1)%	(195)	(0.8)%	(355)	182.1%

Total operating expenses	23,917	90.9%	22,232	89.6%	1,685	7.6%

Income from operations	2,408	9.1%	2,548	10.3%	(140)	(5.5)%
Other income (expense)	36	0.2%	(529)	(2.2)%	565	(106.8)%

Income before income tax expense	2,444	9.3%	2,019	8.1%	425	21.1%
Income tax expense	(902)	(3.4)%	(756)	(3.0)%	(146)	19.3%

Net income	1,542	5.9%	1,263	5.1%	279	22.1%
Less: Net income attributable to non-controlling interest	(22)	(0.1)%	(17)	(0.1)%	(5)	29.4%

Net income attributable to Radiant Logistics, Inc.	1,520	5.8%	1,246	5.0%	274	22.0%
Less: Preferred stock dividends	(511)	(2.0)%	—	—	(511)	NM

Net income attributable to common stockholders	$1,009	3.8%	$1,246	5.0%	$(237)	(19.0)%

Pro forma operating partner commissions were $14.0 million for the three months ended September 30, 2014, an increase of 2.5% from $13.6 million for the three months ended September 30, 2013. Operating partner commissions as a percentage of net transportation revenue decreased to 53.1% of net transportation revenue the three months ended September 30, 2014, compared to 55.0% for the comparable prior year period.

Pro forma personnel costs were $6.6 million for the three months ended September 30, 2014, an increase of 37.5% from $4.8 million for the three months ended September 30, 2013. Personnel costs as a percentage of net transportation revenue increased to 24.9% compared to 19.2% for the comparable prior year period.

Pro forma SG&A costs were $2.6 million for the three months ended September 30, 2014, a decrease of 0.4% from $2.7 million for the three months ended September 30, 2013. As a percentage of net transportation revenue, SG&A costs decreased to 10.1% for the three months ended September 30, 2014, from 10.7% for the comparable prior year period.

Pro forma depreciation and amortization costs were $1.3 million for the three months ended September 30, 2014, a decrease of 6.2% from $1.4 million for the three months ended September 30, 2013. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.9% for the three months ended September 30, 2014, from 5.5% for the comparable prior year period.

Pro forma change in contingent consideration was income of $0.6 million for the three months ended September 30, 2014, an increase of 182.1% from $0.2 million for the three months ended September 30, 2013. As a percentage of net transportation revenue, change in contingent consideration increased to 2.1% for the three months ended September 30, 2014, from 0.8% for the three months ended September 30, 2013.

Pro forma income from operations was $2.4 million for the three months ended September 30, 2014, compared to $2.5 million for the three months ended September 30, 2013.

Pro forma other expense was less than $0.1 million for the three months ended September 30, 2014, compared to $0.5 million for the three months ended September 30, 2013.

Pro forma net income attributable to common stockholders was $1.0 million for the three months ended September 30, 2014, compared $1.2 million for the three months ended September 30, 2013.

The following table provides a reconciliation for the three months ended September 30, 2014 and 2013 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$26,325	$24,780	$1,545	6.2%

Net income attributable to common stockholders	$1,009	$1,246	$(237)	(19.0)%
Preferred stock dividends	511	—	511	NM

Net income attributable to Radiant Logistics, Inc.	1,520	1,246	274	22.0%
Income tax expense	902	756	146	19.3%
Depreciation and amortization	1,279	1,363	(84)	(6.2)%
Net interest expense	91	605	(514)	(85.0)%

EBITDA	$3,792	$3,970	$(178)	(4.5)%

Share-based compensation	3,792	3,103	689	22.2%
Change in contingent consideration	(550)	(195)	(355)	182.1%
Acquisition related costs	205	133	72	54.1%
Non-recurring legal costs	(550)	(195)	(355)	182.1%

Adjusted EBITDA	6,784	6,882	(98)	(1.4)%
As a % of Net Revenues	25.8%	27.8%

Liquidity and Capital Resources

Net cash provided by operating activities was $1.6 million for the three months ended September 30, 2014, compared to $1.7 million for the three months ended September 30, 2013. The change was principally driven by an increase in our net income adjusted for amortization, contingent consideration, and changes in accounts receivable and accounts payable.

Net cash used for investing activities was $1.0 million for the three months ended September 30, 2014, compared to less than $0.1 million for the three months ended September 30, 2013. Use of cash for the three months ended September 30, 2014 consisted of $0.8 million related to acquisitions and the purchase of $0.3 million of furniture and equipment. Use of cash for the three months ended September 30, 2013 consisted of the purchase of less than $0.1 million in furniture and equipment.

Net cash used for financing activities was $0.4 million for the three months ended September 30, 2014, compared to cash provided by financing activities of $6.2 million for the three months ended September 30, 2013. The cash used for financing activities for the three months ended September 30, 2014 consisted of proceeds from our credit facility of $0.2 million and a tax benefit from the exercise of stock options of $0.5 million, offset by payment of employee tax withholdings related to net share settlements of stock option exercises of $0.4 million, payment of contingent consideration payments made to former shareholders of acquired operations of $0.2 million, and preferred dividend payments of $0.5 million. Cash from financing activities for the three months ended September 30, 2013 consisted of proceeds from our credit facility of $8.2 million, offset by the repayment of $2.0 million of senior subordinated notes.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014 and Note 3 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

Credit Facility

We have a $30.0 million credit facility that includes a $2.0 million sublimit to support letters of credit and matures on August 9, 2018. The credit facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the credit facility are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. Borrowings under the credit facility accrue interest, at our option, at the bank’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The credit facility provides for advances of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivable.

Under the terms of the credit facility, we are required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0 in the event that availability is less than $5.0 million or an Event of Default was to occur.

For additional information regarding the credit facility, see Note 6 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014 and Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2014, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2014 through the date of this report we issued the following unregistered securities:

•	In September 2014, we issued 16,218 shares of common stock to the former shareholders of Trans-Net, Inc. in satisfaction of $50,000 of the purchase price.

We did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The above securities were only offered and sold to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued in reliance on the safe harbor and exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

RADIANT LOGISTICS, INC.

Date: November 12, 2014	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1

Certification by the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification by the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation