Form 10-Q/A
period 2014-09-30
RADIANT LOGISTICS, INC
filed 2014-12-03
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

There were 34,656,560 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of December 3, 2014.

EXPLANATORY NOTE

Radiant Logistics, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2014 (the “Original 10-Q”), to amend and restate Part I “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” to correct an error in the table that provides a reconciliation for the three months ended September 30, 2014 and 2013 (pro forma and unaudited) of adjusted EBITDA to net income, which is located on page 26 of the Original 10-Q.

In addition, this Amendment also amends and restates the exhibit list in Part II, Item 6 of the Original 10-Q and re-files certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer as set forth as Exhibits 31.1, 31.2 and 32.1 hereto.

Except as described above, we have not modified or updated other disclosures contained in the Original 10-Q. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-Q, or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-Q, including amendments to those filings, if any.

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

The following table provides a reconciliation for the three months ended September 30, 2014 and 2013 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$26,325	$24,780	$1,545	6.2%

Net income attributable to common stockholders	$1,009	$1,246	$(237)	(19.0)%
Preferred stock dividends	511	—	511	NM

Net income attributable to Radiant Logistics, Inc.	1,520	1,246	274	22.0%
Income tax expense	902	756	146	19.3%
Depreciation and amortization	1,279	1,363	(84)	(6.2)%
Net interest expense	91	605	(514)	(85.0)%

EBITDA	$3,792	$3,970	$(178)	(4.5)%

Share-based compensation	205	144	61	42.4%
Change in contingent consideration	(550)	(195)	(355)	182.1%
Acquisition related costs	95	66	29	43.9%
Non-recurring legal costs	120	16	104	650.0%

Adjusted EBITDA	3,662	4,001	(339)	(8.5)%
As a % of Net Revenues	13.9%	16.1%

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

RADIANT LOGISTICS, INC.

Date: December 3, 2014	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2014	/s/ Todd E. Macomber
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