Form 10-Q
period 2014-12-31
RADIANT LOGISTICS, INC
filed 2015-02-12
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

There were 34,712,244 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of February 9, 2015.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,717,569	$2,880,205
Accounts receivable, net of allowance of $892,591 and $1,034,934, respectively	63,415,609	65,066,555
Current portion of employee and other receivables	301,898	232,791
Income tax deposit	648,975	—
Prepaid expenses and other current assets	5,423,527	2,926,431
Deferred tax asset	389,178	925,208
Total current assets	71,896,756	72,031,190

Furniture and equipment, net	2,457,627	1,265,107

Acquired intangibles, net	16,784,243	15,041,988
Goodwill	29,466,537	28,247,003
Employee and other receivables, net of current portion	6,924	22,070
Deposits and other assets	595,838	617,093
Total long-term assets	46,853,542	43,928,154
Total assets	$121,207,925	$117,224,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$46,449,015	$45,510,140
Commissions payable	6,616,239	5,569,671
Other accrued costs	2,479,798	2,517,415
Income taxes payable	—	436,328
Current portion of notes payable	123,269	—
Current portion of contingent consideration	2,425,000	1,541,000
Current portion of lease termination liability	328,226	319,826
Other current liabilities	20,631	—
Total current liabilities	58,442,178	55,894,380

Notes payable, net of current portion	8,753,773	7,243,371
Contingent consideration, net of current portion	8,015,000	9,626,000
Lease termination liability, net of current portion	65,581	198,502
Deferred rent liability	702,234	560,248
Deferred tax liability	1,998,517	2,774,506
Other long-term liabilities	22,257	2,610
Total long-term liabilities	19,557,362	20,405,237
Total liabilities	77,999,540	76,299,617

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 34,704,864 and 34,326,308 shares issued and outstanding, respectively	16,160	15,781
Additional paid-in capital	35,477,236	34,558,785
Deferred compensation	(6,687)	(9,209)
Retained earnings	7,654,080	6,317,473
Total Radiant Logistics, Inc. stockholders’ equity	43,141,628	40,883,669
Non-controlling interest	66,757	41,165
Total stockholders’ equity	43,208,385	40,924,834
Total liabilities and stockholders’ equity	$121,207,925	$117,224,451

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues	$105,948,104	$84,143,519	$204,179,492	$160,845,380
Cost of transportation	78,355,731	59,836,432	150,262,336	113,317,792
Net revenues	27,592,373	24,307,087	53,917,156	47,527,588

Operating partner commissions	14,897,910	12,906,080	28,877,261	26,540,852
Personnel costs	6,976,480	5,396,200	13,536,426	9,887,803
Selling, general and administrative expenses	2,882,218	2,627,915	5,530,284	4,892,249
Depreciation and amortization	1,099,713	1,241,656	2,378,794	2,071,754
Lease termination costs	395,086	—	395,086	—
Change in contingent consideration	(170,796)	(17,567)	(720,796)	(212,567)
Total operating expenses	26,080,611	22,154,284	49,997,055	43,180,091

Income from operations	1,511,762	2,152,803	3,920,101	4,347,497

Other income (expense):
Interest income	732	2,128	1,657	4,628
Interest expense	(96,442)	(495,293)	(187,901)	(1,016,456)
Loss on write-off of debt discount	—	(1,238,409)	—	(1,238,409)
Other	60,733	8,563	187,555	92,746
Total other income (expense)	(34,977)	(1,723,011)	1,311	(2,157,491)

Income before income tax expense	1,476,785	429,792	3,921,412	2,190,006

Income tax expense	(616,491)	(150,081)	(1,518,417)	(801,916)

Net income	860,294	279,711	2,402,995	1,388,090
Less: Net income attributable to non-controlling interest	(21,555)	(16,138)	(43,592)	(32,780)

Net income attributable to Radiant Logistics, Inc.	838,739	263,573	2,359,403	1,355,310
Less: Preferred stock dividends	(511,388)	(68,499)	(1,022,776)	(68,499)

Net income attributable to common stockholders	$327,351	$195,074	$1,336,627	$1,286,811

Net income per common share - basic and diluted	$0.01	$0.01	$0.04	$0.04

Weighted average shares outstanding:
Basic shares	34,627,645	33,601,956	34,488,616	33,469,659
Diluted shares	36,184,653	35,379,494	36,005,995	35,262,202

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Interest	Equity
Balance as of June 30, 2014	839,200	$839	34,326,308	$15,781	$34,558,785	$(9,209)	$6,317,473	$41,165	$40,924,834
Issuance of common stock to former TNI shareholders at $3.08 per share	—	—	16,218	16	49,984	—	—	—	50,000
Issuance of common stock to former On Time shareholders at $3.84 per share	—	—	52,452	52	201,110	—	—	—	201,162
Issuance of common stock to former DCA shareholders at $3.90 per share	—	—	43,221	43	168,707	—	—	—	168,750
Share-based compensation	—	—	—	—	449,046	—	—	—	449,046
Amortization of deferred compensation	—	—	—	—	—	2,522	—	—	2,522
Cashless exercise of stock options	—	—	266,665	268	(388,474)	—	—	—	(388,206)
Tax benefit from exercise of stock options	—	—	—	—	438,078	—	—	—	438,078
Preferred dividends paid	—	—	—	—	—	—	(1,022,796)	—	(1,022,796)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	—	—	—	2,359,403	43,592	2,402,995
Balance as of December 31, 2014	839,200	$839	34,704,864	$16,160	$35,477,236	$(6,687)	$7,654,080	$66,757	$43,208,385

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,402,995	$1,388,090
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	451,568	277,187
amortization of intangibles	2,111,745	1,807,817
depreciation and leasehold amortization	267,049	263,937
deferred income tax benefit	(239,959)	(204,234)
amortization of loan fees and original issue discount	30,590	172,412
change in contingent consideration	(720,796)	(212,567)
loss on write-off of debt discount	—	1,238,409
lease termination costs	395,086	—
change in (recovery of) provision for doubtful accounts	(142,343)	(418,463)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	1,793,289	5,318,516
employee and other receivables	(53,961)	(81,336)
income tax deposit and income taxes payable	(1,085,303)	510,372
prepaid expenses, deposits and other assets	(2,506,431)	323,161
accounts payable and accrued transportation costs	938,875	(434,082)
commissions payable	1,046,568	(778,274)
other accrued costs	(74,535)	(83,128)
other liabilities	13,662	(857)
deferred rent liability	9,184	(11,304)
lease termination liability	(504,494)	(142,119)
Net cash provided by operating activities	4,132,789	8,933,537

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during fiscal year 2015	(3,506,250)	—
Acquisition of On Time Express, Inc., net of acquired cash	—	(6,952,056)
Purchase of furniture and equipment	(1,226,880)	(69,665)
Net cash used for investing activities	(4,733,130)	(7,021,721)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	1,085,941	(163,353)
Proceeds from notes payable	547,730	—
Repayment of notes payable	—	(10,000,000)
Proceeds from preferred stock, net of offering costs	—	19,320,659
Payments of contingent consideration	(1,205,042)	(259,596)
Payment of preferred stock dividends	(1,022,796)	—
Distributions to non-controlling interest	(18,000)	(60,000)
Payment of employee tax withholdings related to cashless stock option exercises	(388,206)	—
Tax benefit from exercise of stock options	438,078	65,066
Net cash provided by (used for) financing activities	(562,295)	8,902,776

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,162,636)	10,814,592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,880,205	1,024,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,717,569	$11,838,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,416,933	$430,502
Interest paid	$153,936	$1,091,266

(continued)

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In October 2013, the Company issued 237,320 shares of common stock at a fair value of $2.11 per share in satisfaction of $500,000 of the On Time Express, Inc. purchase price, resulting in an increase to common stock of $237 and an increase to additional paid-in capital of $499,763.

In September 2014, the Company issued 16,218 shares of common stock at a fair value of $3.08 per share in satisfaction of $50,000 of the Trans-Net, Inc. purchase price, resulting in an increase to common stock of $16 and an increase to additional paid-in capital of $49,984.

In November 2014, the Company issued 52,452 shares of common stock at a fair value of $3.84 per share in satisfaction of $201,162 of the On Time Express, Inc. earn-out payment for the year ended June 30, 2014, resulting in a decrease to the current portion of contingent consideration, an increase to common stock of $52 and an increase to additional paid-in capital of $201,110.

In December 2014, the Company issued 43,221 shares of common stock at a fair value of $3.90 per share in satisfaction of $168,750 of the Don Cameron & Associates, Inc. purchase price, resulting in an increase to common stock of $43 and an increase to additional paid-in capital of $168,707.

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

The carrying values of the Company’s receivables, income tax deposit, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and income taxes payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $5,776,557 and $3,837,619 as of December 31, 2014 and June 30, 2014, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of December 31, 2014, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2014.

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

2015 (remaining portion)	$945,257
2016	1,569,688
2017	1,089,852
2018	901,544
2019	556,506
Thereafter	713,941

Total minimum lease payments	$5,776,788

Rent expense amounted to $451,662 and $975,278 for the three and six months ended December 31, 2014, respectively, and $486,616 and $845,960 for the three and six months ended December 31, 2013, respectively.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the six months ended December 31, 2014 and 2013, the Company paid $504,494 and $142,119 of the liability, respectively. During the three months ended December 31, 2014, the company recorded and paid a lease termination liability incurred with the exit and downsizing of its New Jersey warehouse.

m)	401(k) Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $119,576 and $223,097 for the three and six months ended December 31, 2014, respectively, and $86,689 and $153,407 for the three and six months ended December 31, 2013, respectively.

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

The Company recorded share-based compensation expense of $246,839 and $451,568 for the three and six months ended December 31, 2014, respectively, and $143,998 and $277,187 for the three and six months ended December 31, 2013, respectively.

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

For the three months ended December 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 36,184,653 shares of common stock, including unvested restricted stock awards and options to purchase 5,356,821 shares of common stock as of December 31, 2014, of which 946,536 were excluded as their effect would have been antidilutive. For the three months ended December 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,379,494 shares of common stock, including unvested restricted stock awards and options to purchase 5,973,401 shares of common stock as of December 31, 2013, of which 2,297,643 were excluded as their effect would have been antidilutive.

For the six months ended December 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 36,005,995 shares of common stock, including unvested restricted stock awards and options to purchase 5,356,821 shares of common stock as of December 31, 2014, of which 980,627 were excluded as their effect would have been antidilutive. For the six months ended December 31, 2013, the weighted average outstanding number of potentially dilutive common shares totaled 35,262,202 shares of common stock, including unvested restricted stock awards and options to purchase 5,973,401 shares of common stock as of December 31, 2013, of which 2,116,992 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted average basic shares outstanding	34,627,645	33,601,956	34,488,616	33,469,659
Dilutive effect of share-based awards	1,557,008	1,777,538	1,517,379	1,792,543

Weighted average dilutive shares outstanding	36,184,653	35,379,494	36,005,995	35,262,202

r)	Other Comprehensive Income

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

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2015 Acquisitions

On September 1, 2014, through a wholly-owned subsidiary, the Company acquired the assets and operations of Trans-Net, Inc. (“TNI”), a privately-held company based in Issaquah, Washington. TNI has extensive experience providing integrated project logistics solutions in key Russian oil, gas, mining and infrastructure development markets. On December 15, 2014, through a wholly-owned subsidiary, the Company acquired the assets and operations of Don Cameron & Associates, Inc. (“DCA”), a privately-held company based in Minneapolis, Minnesota. DCA has extensive experience providing a full range of domestic and international transportation and logistics services across North America to the med-tech, advertising/marketing, pharmaceutical, and trade show industries.

Each of the TNI and DCA acquisitions were financed with proceeds from the Company’s Credit Facility (as defined in Note 6), and the transactions were structured as asset purchases using cash, stock, and earn-out payments. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of these acquisitions was not material to the condensed consolidated financial statements.

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relates to certain tangible assets and liabilities acquired, goodwill and identifiable intangible assets.

NOTE 4 – FURNITURE AND EQUIPMENT

	December 31, 2014	June 30, 2014
Vehicles	$117,791	$45,893
Communication equipment	60,990	45,499
Office and warehouse equipment	324,974	321,223
Furniture and fixtures	381,166	250,596
Computer equipment	985,123	767,381
Computer software	2,591,223	1,801,998
Leasehold improvements	1,040,207	930,946

	5,501,474	4,163,536
Less: Accumulated depreciation and amortization	(3,043,847)	(2,898,429)

	$2,457,627	$1,265,107

Depreciation and amortization expense related to furniture and equipment was $139,451 and $267,049 for the three and six months ended December 31, 2014, respectively, and $134,319 and $263,937 for the three and six months ended December 31, 2013, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	December 31, 2014		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$32,933,640	$16,487,396	$29,119,640	$14,429,985
Covenant not to compete	700,000	362,001	660,000	307,667

	$33,633,640	$16,849,397	$29,779,640	$14,737,652

Amortization expense amounted to $960,262 and $2,111,745 for the three and six months ended December 31, 2014, respectively, and $1,107,337 and $1,807,817 for the three and six months ended December 31, 2013, respectively. Future amortization expense for the fiscal years ending June 30 are as follows:

2015 (remaining portion)	$2,306,700
2016	5,323,003
2017	3,755,974
2018	3,013,900
2019	1,842,000
Thereafter	542,666

$16,784,243

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2014	June 30, 2014
Long-term Credit Facility	$8,329,312	$7,243,371
Other notes payable	547,730	—

Total notes payable and other long-term debt	8,877,042	7,243,371
Less: Current portion	(123,269)	—

Total notes payable and other long-term debt	$8,753,773	$7,243,371

Future maturities of notes payable for the fiscal years ending June 30 are as follows:

2015 (remaining portion)	$38,390
2016	174,353
2017	189,542
2018	145,445
2019	8,329,312

$8,877,042

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

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2014, the Company was in compliance with all of its covenants.

As of December 31, 2014, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $21,384,000 available for borrowing under the Credit Facility based on advances outstanding.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

Dividends on the 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31 when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require that the Company maintain a Fixed Charge Coverage Ratio of at least 2.0 if it is to pay any dividend on its common stock. The Company’s Fixed Charge Coverage Ratio does not exceed 2.0, but it has no intention to pay a dividend on its common stock within the foreseeable future.

Commencing on December 20, 2018, the Company may redeem, at its option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared). Among other things, the Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of the Company’s other securities. Holders of Series A Preferred Shares generally have no voting rights, except if the Company fails to pay dividends on the Series A Preferred Shares for six or more quarterly periods (whether consecutive or not). Under such circumstances, holders of Series A Preferred Shares will be entitled to vote to elect two additional directors to the Company’s Board of Directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Shares cannot be made without the affirmative vote of the holders of two-thirds of the outstanding Series A Preferred Shares, voting as a separate class. The Series A Preferred Shares are senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up.

For the six months ended December 31, 2014, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.218750 per share, totaling $1,022,796.

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

RLP recorded $35,925 and $72,654 in profits, of which RCP’s distributable share was $21,555 and $43,592, for the three and six months ended December 31, 2014, respectively. RLP recorded $26,897 and $54,634 in profits, of which RCP’s distributable share was $16,138 and $32,780 for the three and six months ended December 31, 2013, respectively. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2014
	Level 3	Total
Contingent consideration	$10,440,000	$10,440,000

	Fair Value Measurements as of June 30, 2014
	Level 3	Total
Contingent consideration	$11,167,000	$11,167,000

The Company has contingent obligations to make earn-out payments to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. The Company has the right, but not the obligation, to satisfy a portion of the payments in its common stock. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded a decrease to contingent consideration of $170,796 and $720,796 for the three and six months ended

December 31, 2014, respectively, and $17,567 and $212,567 for the three and six months ended December 31, 2013, respectively. The change in the current period is principally attributable to management’s current expectations that On Time Express, Inc. (“On Time”) and ALBS Logistics Company (“ALBS”) will not likely achieve the financial targets necessary to receive full earn-out payments, offset by management’s current expectation that Phoenix Cartage and Air Freight, LLC (“PCA”) will likely exceed earn-out targets.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $24,750,000 through earn-out periods measured through August 2018, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $1,423,564.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2014	$11,167,000

Increase related to accounting for acquisitions	1,400,000
Contingent consideration paid	(1,406,204)
Change in fair value	(720,796)

Balance as of December 31, 2014	$10,440,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Current income tax expense	$611,252	$203,678	$1,758,376	$1,006,150
Deferred income tax expense (benefit)	5,239	(53,597)	(239,959)	(204,234)

Income tax expense	$616,491	$150,081	$1,518,417	$801,916

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2011 through June 30, 2014.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During each of the three and six months ended December 31, 2014 and 2013, the Company recognized share-based compensation expense of $1,261 and $2,522 related to stock awards. The following table summarizes stock award activity under the plan:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2014	7,691	$1.62
Vested	(3,114)	1.62

Balance as of December 31, 2014	4,577	$1.62

Stock Options

The Company recognized share-based compensation expense related to stock options of $245,578 and $449,046 for the three and six months ended December 31, 2014, respectively, and $142,737 and $274,665 for the three and six months ended December 31, 2013, respectively. The aggregate intrinsic value of options exercised was $102,825 and $1,378,148 for the three and six months ended December 31, 2014, respectively, and $190,250 for each of the three and six months ended December 31, 2013, respectively.

During the six months ended December 31, 2014, the weighted average fair value per share of employee stock options granted was $2.15. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended December 31, 2014
Risk-Free Interest Rate	1.74% - 2.01%
Expected Term	6.5 years
Expected Volatility	60.47% - 62.56%
Expected Dividend Yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	5,125,044	$1.46	5.78	$8,381,408
Granted	754,522	3.62	10.00	—
Exercised	(499,822)	0.96	—	—
Forfeited	(27,500)	3.15	—	—

Outstanding as of December 31, 2014	5,352,244	$1.80	6.21	$13,015,122

Exercisable as of December 31, 2014	2,623,848	$0.93	3.66	$8,652,665

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

Service By Air, Inc. v. Radiant Global Logistics, Inc.

On March 11, 2014, a lawsuit was filed by Service By Air, Inc. ("SBA"), which is a competitor to Radiant, against Radiant, PCA, and Philippe Gabay ("Gabay"). The case is currently pending. The Company entered into various agreements with PCA and Gabay on March 1, 2014, in connection with the purchase of certain assets regarding expansion of our operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against all of the defendants on the grounds that the execution of those agreements, and certain actions after that date violated an agreement to which SBA was a party to with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that the Company tortiously interfered with SBA's rights in connection with the expired agreement. The Company believes that the case is without merit and will continue to vigorously defend its legal position.

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the previous acquisitions, including TNI and DCA (see Note 3) contain future consideration provisions which provide for the selling shareholder(s) to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the condensed consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2015 (remaining)	2016	2017	2018	Total
Earn-out payments (in thousands):
Cash	$255	$2,117	$3,038	$2,984	$8,394
Equity	—	608	1,013	995	2,616

Total estimated earn-out payments (1)	$255	$2,725	$4,051	$3,979	$11,010

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three Months Ended December 31:	2014	2013	2014	2013	2014	2013
Revenue	$62,246	$51,547	$43,702	$32,597	$105,948	$84,144
Cost of transportation	42,747	34,444	35,609	25,393	78,356	59,837

Net revenue	$19,499	$17,103	$8,093	$7,204	$27,592	$24,307

	United States		Other Countries		Total
Six Months Ended December 31:	2014	2013	2014	2013	2014	2013
Revenue	$123,106	$96,052	$81,073	$64,794	$204,179	$160,846
Cost of transportation	84,946	63,550	65,316	49,768	150,262	113,318

Net revenue	$38,160	$32,502	$15,757	$15,026	$53,917	$47,528

NOTE 14 – SUBSEQUENT EVENT

On January 16, 2015, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on February 2, 2015.

On January 16, 2015, the Company announced that it has agreed to acquire Wheels Group, Inc. (“Wheels”), one of the largest non-asset based third party logistics providers in Canada. Under an Arrangement Agreement (the “Arrangement”), the Company has agreed to purchase Wheels for approximately CAD $95 million in both cash and common stock. The share portion of the Arrangement consideration is subject to proration so that the total number of shares of our common stock to be issued in connection with the Arrangement (1) is a minimum of 4,540,254 shares, or approximately 13% of our issued and outstanding shares of common stock, and (2) a maximum of 6,900,000 shares, or approximately 19% of our issued and outstanding shares of common stock. In order to finance the cash portion of the Arrangement and for general corporate purposes (including potential future acquisitions), the Company entered into a series of commitment letters for (1) a USD $65 million senior secured cross-border credit facility (replacing our existing USD $30.0 million Credit Facility), (2) a new CAD $29.0 million senior secured term loan, and (3) a new USD $25.0 million senior subordinated term loan. In conjunction with the Arrangement, the Company entered into an agreement with Bank of America Merrill Lynch to hedge CAD $40.0 million of the purchase price at an exchange rate of CAD $1.235 to USD $1.00 any time during the window of April 1, 2015 through June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, risks discussed in our filings with the Securities and Exchange Commission (“SEC”) and the following additional uncertainties and assumptions that relate to: continued relationships with our operating partners; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger operating partners; laws and governmental regulations affecting the transportation industry in general and our operations in particular; and such other factors that may be identified from time to time in our SEC filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2014. In addition, our proposed acquisition of Wheels is subject to additional risks and uncertainties, such as: our ability to close the acquisition, which involves a number of factors including our ability to secure the requisite court approval contemplated by the Plan of Arrangement, Wheels’ shareholder approval, the anticipated financing as contemplated by the commitment letters, and the satisfaction of other conditions to consummation of the transaction; the expected impact of the acquisition on our results of operations; fluctuations in the value of the Canadian dollar relative to the U.S. dollar, particularly as we begin to generate additional revenue in Canada; our significantly increased levels of indebtedness as a result of the proposed transaction, which could limit our operating flexibility and opportunities; our ability to satisfy our obligations and meet required financial and other covenants necessary to maintain and draw funds from the credit facilities that we expect to have in place following the Wheels acquisition; our ability to realize the anticipated synergies and cost savings from the Wheels acquisition that we have projected, which contemplates, among other things, additional revenue opportunities, the elimination of costs associated with redundant operations, and the consolidation of facilities; our ability to maintain positive relationships with Wheels’ third-party transportation providers, suppliers and customers; our ability to retain and attract qualified personnel to operate the Wheels business; Wheels’ ability following the acquisition to maintain and grow its revenues and operating margins in a manner consistent with its most recent operating results and trends and our expectations regarding Wheels’ future growth; and unexpected costs, liabilities, charges or expenses resulting from the transaction. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

We continue to seek additional companies as suitable acquisition candidates and have completed eleven acquisitions since our platform acquisition of Airgroup, in 2006. Today, RGL, through the Radiant, Airgroup, Adcom, DBA and On Time network brands, has a diversified account base including manufacturers, distributors and retailers that it services using a network of independent carriers through a network of Company-owned and strategic operating partner locations throughout North America and an integrated service partner network serving other key markets around the globe.

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

Recent Developments

In January 2015, we entered into an agreement to acquire Wheels Group, Inc., (“Wheels”), one of the largest non-asset based third party logistics providers in Canada, pursuant to which we will acquire all of the outstanding common shares of Wheels under an Arrangement Agreement (the "Arrangement") for CAD $0.77 per common share (the “Arrangement Consideration”), which will be paid in cash or shares of our common stock (or a combination thereof) at the election of each Wheels’ shareholder. For Wheels’ shareholders electing to receive our shares as Arrangement Consideration, each share of our common stock will be valued at USD $4.25, which, after application of currency exchange rates, equates to an exchange ratio of 0.151384 of our shares of common stock for each common share of Wheels. The share portion of the Arrangement Consideration is subject to proration so that the total amount of shares of our common stock issued in connection with the Arrangement (1) is a minimum of 4,540,254 shares, or approximately 13% of our issued and outstanding shares of common stock, and (2) a maximum of 6,900,000 shares, or approximately 19% of our issued and outstanding shares of common stock. Additional information regarding the Arrangement is located in our Current Report on Form 8-K, filed with the SEC on January 23, 2015. We are subject to additional risks with respect to the Wheels acquisition, which are set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report.

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

Results of Operations

Three months ended December 31, 2014 and 2013 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Change
	2014	2013	Amount	Percent
Transportation revenue	$105,948	$84,144	$21,804	25.9%
Cost of transportation	78,356	59,837	18,519	30.9%

Net transportation revenue	$27,592	$24,307	$3,285	13.5%
Net transportation margins	26.0%	28.9%

Domestic and international transportation revenue was $62.2 million and $43.7 million, respectively, for the three months ended December 31, 2014, compared with $51.5 million and $32.6 million, respectively, for the three months ended December 31, 2013. The increase in domestic transportation revenue is due principally to incremental revenues attributed to the addition of five new operating partner locations, the opening of a Company-owned location in Philadelphia, our acquisition of Don Cameron & Associates, Inc. (“DCA”), as well as higher domestic revenues from existing Company-owned and operating partner locations. The increase in international revenue is principally due to incremental revenues attributed to the addition of five new operating locations, the acquisition of Trans-Net, Inc. (“TNI”), the opening of a Company-owned location in Philadelphia, and generally higher international revenues from existing Company-owned and operating partner locations. Net transportation margins decreased primarily due to lower margin characteristics associated with the incremental revenues associated with On Time Express, Inc. (“On Time”) and Phoenix Cartage and Air Freight, LLC (“PCA”) when compared to the prior period.

The following table compares condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$27,592	100.0%	$24,307	100.0%	$3,285	13.5%

Operating partner commissions	14,898	54.0%	12,906	53.1%	1,992	15.4%
Personnel costs	6,976	25.3%	5,396	22.2%	1,580	29.3%
Selling, general and administrative expenses	2,882	10.4%	2,628	10.8%	254	9.7%
Depreciation and amortization	1,100	4.0%	1,242	5.1%	(142)	(11.4%)
Lease termination costs	395	1.4%	—	—	395	NM
Change in contingent consideration	(171)	(0.6%)	(18)	(0.1%)	(153)	850.0%

Total operating expenses	26,080	94.5%	22,154	91.1%	3,926	17.7%

Income from operations	1,512	5.5%	2,153	8.9%	(641)	(29.8%)
Other income (expense)	(35)	(0.1%)	(1,723)	(7.1%)	1,688	(98.0%)

Income before income tax expense	1,477	5.4%	430	1.8%	1,047	243.5%
Income tax expense	(617)	(2.3%)	(150)	(0.6%)	(467)	311.3%

Net income	860	3.1%	280	1.2%	580	207.1%
Less: Net income attributable to non-controlling interest	(22)	(0.1%)	(16)	(0.1%)	(6)	37.5%

Net income attributable to Radiant Logistics, Inc.	838	3.0%	264	1.1%	574	217.4%
Less: Preferred stock dividends	(511)	(1.8%)	(69)	(0.3%)	(442)	640.6%

Net income attributable to common stockholders	$327	1.2%	$195	0.8%	$132	67.7%

Operating partner commissions increased primarily due to the addition of five new operating partner locations, as well as increased sales at existing operating partner locations. Operating partner commissions as a percentage of net revenues increased as a result of commission incentives provided to each of the five new operating partner locations through the end of the quarter as part of the on-boarding process. Company-owned locations are not paid commissions.

Personnel cost increases are primarily attributable to our acquisitions of TNI, DCA, the opening of a Company-owned location in Philadelphia, and increased sales compensation resulting from increased net revenues, as well as the addition of employees at the corporate office.

Selling, general and administrative (“SG&A”) expenses increased due to our acquisitions of TNI, DCA, the opening of a Company-owned location in Philadelphia, and increased legal expenses incurred in connection with acquisitions and ongoing litigation.

Depreciation and amortization costs decreased primarily due to scheduled changes in the amortization costs associated with the On Time, ISLA International, Ltd. (“ISLA”), and ALBS Logistics Company (“ALBS”) acquisitions, partially offset by amortization costs associated with PCA and DCA.

Lease termination costs represent non-recurring operating costs incurred with the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location. Annual cost savings resulting from the New Jersey facilities are anticipated to be approximately $0.5 million per year. There were no such costs for the prior year period.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period was primarily attributable to current projections of On Time and ALBS not achieving their respective specified operating objectives through the remainder of their earn-out period offset by increased earn-out projections for PCA.

The decrease in income from operations is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $3.3 million primarily due to the incremental revenues attributed to the opening of a Company-owned location in Philadelphia, the addition on five operating partner locations and higher revenues associated with existing Company-owned and operating partner locations. Operating partner commission expense increased $2.0 million primarily due to the addition of five new operating partner locations, which received a commission incentive through the end of the period and a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Personnel costs increased $1.6 million primarily due to increased personnel costs associated with recently acquired Company-owned locations as well as additional employees at the corporate office. SG&A expenses increased $0.3 million primarily due to the opening of a Company-owned location in Philadelphia, the acquisition of TNI, increased legal expenses incurred in connection with acquisitions and ongoing litigation. Depreciation and amortization decreased $0.1 million primarily due to increased amortization of intangibles for PCA and DCA, largely offset by scheduled changes in the amortization costs associated with the On Time, ISLA and ALBS acquisitions. Lease termination costs increased $0.4 million due to the transition of the DBA warehouse into a smaller location. Change in contingent consideration increased $0.2 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense decreased due to the decrease in interest expense and loss on the write-off of the debt discount in the prior year period resulting from the payoff of senior subordinated notes.

Our increase in net income was driven principally by the decrease in interest expense and loss on the write-off of the debt discount in the prior year period, partially offset by higher operating expenses. Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2014 and 2013 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three Months Ended December 31,		Change
	2014	2013
Net transportation revenue	$27,592	$24,307	$3,285	13.5%

Net income attributable to common stockholders	$327	$195	$132	67.7%
Preferred stock dividends	511	69	442	640.6%

Net income attributable to Radiant Logistics, Inc.	838	264	574	217.4%
Income tax expense	617	150	467	311.3%
Depreciation and amortization	1,100	1,242	(142)	(11.4%)
Net interest expense	96	493	(397)	(80.5%)

EBITDA	$2,651	$2,149	$502	23.4%

Share-based compensation	247	144	103	71.5%
Change in contingent consideration	(171)	(18)	(153)	850.0%
Acquisition related costs	578	75	503	670.7%
Non-recurring legal costs	66	52	14	26.9%
Lease termination costs	395	—	395	NM
Loss on write-off of debt discount	—	1,238	(1,238)	(100.0%)

Adjusted EBITDA	$3,766	$3,640	$126	3.5%
As a % of Net Revenues	13.6%	15.0%

We had adjusted EBITDA of $3.8 million and $3.6 million for the three months ended December 31, 2014 and 2013, respectively. Adjusted EBITDA as a percentage of net transportation revenue decreased to 13.6% for the three months ended December 31, 2014, from 15.0% for the three months ended December 31, 2013 as a result of one time commission incentive for the five new operating partners joining the network and additional personnel costs.

Six months ended December 31, 2014 and 2013 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,		Change
	2014	2013	Amount	Percent
Transportation revenue	$204,179	$160,846	$43,333	26.9%
Cost of transportation	150,262	113,318	36,944	32.6%

Net transportation revenue	$53,917	$47,528	$6,389	13.4%
Net transportation margins	26.4%	29.5%

Domestic and international transportation revenue was $123.1 million and $81.1 million, respectively, for the six months ended December 31, 2014, compared with $96.1 million and $64.8 million, respectively, for the six months ended December 31, 2013. The increase in domestic transportation revenue is due principally to incremental revenues attributed to a full six months of our acquisition of On Time, the opening of a Company-owned location in Philadelphia, the addition of five new operating partner locations, as well as higher domestic revenues from both Company-owned and operating partner locations. The increase in international revenue is principally due to incremental revenues attributed to our acquisition of TNI, the opening of a Company-owned location in Philadelphia, the addition of five new operating partner locations, and generally higher international revenues from existing Company-owned and operating partner locations. Net transportation margins decreased due to lower margin characteristics associated with the incremental revenues associated with On Time, PCA and TNI when compared to the prior period.

The following table compares condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$53,917	100.0%	$47,528	100.0%	$6,389	13.4%

Operating partner commissions	28,877	53.6%	26,541	55.8%	2,336	8.8%
Personnel costs	13,537	25.1%	9,888	20.8%	3,649	36.9%
Selling, general and administrative expenses	5,530	10.3%	4,892	10.3%	638	13.0%
Depreciation and amortization	2,379	4.4%	2,072	4.4%	307	14.8%
Lease termination costs	395	0.7%	—	0.0%	395	NM
Change in contingent consideration	(721)	(1.3)%	(213)	(0.4)%	(508)	238.5%

Total operating expenses	49,997	92.8%	43,180	90.9%	6,817	15.8%

Income from operations	3,920	7.3%	4,348	9.1%	(428)	(9.8%)
Other income (expense)	1	—	(2,157)	(4.5)%	2,158	(100.0%)

Income before income tax expense	3,921	7.3%	2,191	4.6%	1,730	79.0%
Income tax expense	(1,518)	(2.8)%	(802)	(1.7)%	(716)	89.3%

Net income	2,403	4.5%	1,389	2.9%	1,014	73.0%
Less: Net income attributable to non-controlling interest	(44)	(0.1)%	(33)	(0.1)%	(11)	33.3%

Net income attributable to Radiant Logistics, Inc.	2,359	4.4%	1,356	2.8%	1,003	74.0%
Less: Preferred stock dividends	(1,022)	(1.9%)	(69)	(0.1%)	(953)	1,381.2%

Net income attributable to common stockholders	$1,337	2.5%	$1,287	2.7%	$50	3.9%

Operating partner commissions increased primarily due to the addition of five new operating partner locations, as well as increased sales at existing operating partner locations. Operating partner commissions as a percentage of net revenues decreased as a result of our recent acquisitions of On Time, which added Company-owned locations in Phoenix, Dallas, and Atlanta, along with the opening of a Company-owned location in Philadelphia and the acquisition of TNI, partially offset by a commission incentive provided to the five new operating partner locations as part of the on-boarding process. Company-owned locations are not paid commissions.

Personnel cost increases are primarily attributable to a full six months of our On Time acquisition, the opening of a Company-owned location in Philadelphia, the acquisition of TNI and the addition of employees at the corporate headquarters and some Company-owned locations.

SG&A expenses increased due to a full six months of On Time, the recent acquisitions of TNI and DCA, the opening of a Company-owned location in Philadelphia, as well as increased legal expenses incurred in connection with acquisitions and ongoing litigation.

Depreciation and amortization costs increased primarily due to a full six months of amortization of intangibles for On Time, amortization of intangibles PCA, partially offset by scheduled changes in the amortization costs associated with the ISLA and ALBS acquisitions.

Lease termination costs represent non-recurring operating costs incurred with the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location. Annual cost savings resulting from the New Jersey facilities are anticipated to be approximately $0.5 million per year. There were no such costs for the prior year period.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in both periods was primarily attributable to current projections of On Time, ISLA and ALBS not achieving their respective specified operating objectives, offset by increased projections of earn-outs for PCA through the remainder of their earn-out periods.

The decrease in income from operations is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $6.4 million primarily due to the incremental revenues attributed to a full six months of our acquisition of On Time, the opening of a Company-owned location in Philadelphia, the addition of five new operating locations, and general increases in revenues at existing Company-owned and operating partner locations. Operating partner commission expense increased $2.3 million primarily due to a the addition of five new operating partner locations, which received a commission incentive, coupled with a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Personnel costs increased $3.6 million primarily due to increased personnel costs associated with recently acquired Company-owned locations as well as the addition of employees at the corporate office and some Company-owned locations. SG&A expenses increased $0.6 million primarily due to a full six months of expenses associated with our acquisition of On Time, the opening of a Company-owned location in Philadelphia, the acquisitions of TNI and DCA, increased legal expenses incurred in connection with acquisitions and litigation, and slightly higher travel expenses. Depreciation and amortization increased $0.3 million primarily due to a full six months of amortization of intangibles for On Time and new amortization associated with PCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisitions. Lease termination costs increased $0.4 million due to the transition of the DBA warehouse into a smaller location. Change in contingent consideration increased $0.5 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense decreased due to the decrease in interest expense and loss on the write-off of the debt discount in the prior year period resulting from the payoff of senior subordinated notes.

Our increase in net income was driven principally by the decrease in interest expense and loss on the write-off of the debt discount in the prior year period, partially offset by higher operating expenses. Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2014 and 2013 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six Months Ended December 31,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$53,917	$47,528	$6,389	13.4%

Net income attributable to common stockholders	$1,337	$1,287	$50	3.9%
Preferred stock dividends	1,022	69	953	1,381.2%

Net income attributable to Radiant Logistics, Inc.	2,359	1,356	1,003	74.0%
Income tax expense	1,518	802	716	89.3%
Depreciation and amortization	2,379	2,072	307	14.8%
Net interest expense	187	1,012	(825)	(81.5)%

EBITDA	$6,443	$5,242	$1,201	22.9%

Share-based compensation	452	277	175	63.2%
Change in contingent consideration	(721)	(213)	(508)	238.5%
Acquisition related costs	673	141	532	377.3%
Non-recurring legal costs	185	67	118	176.1%
Loss on write-off of debt discount	—	1,238	(1,238)	(100.0%)
Lease termination costs	395	—	395	NM

Adjusted EBITDA	$7,427	$6,752	675	10.0%
As a % of Net Revenues	13.8%	14.2%

We had adjusted EBITDA of $7.4 million and $6.8 million for the six months ended December 31, 2014 and 2013, respectively. Adjusted EBITDA as a percentage of net transportation revenue decreased to 13.8% for the six months ended December 31, 2014, from 14.2% for the six months ended December 31, 2013 as a result of one time commission incentive for the five new operating partners joining the network and additional personnel costs.

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

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2014 and 2013 (pro forma and unaudited):

	Six Months Ended December 31,		Change
	2014	2013	Amount	Percent
Transportation revenue	$204,179	$167,569	$36,610	21.8%
Cost of transportation	150,262	118,481	31,781	26.8%

Net transportation revenue	$53,917	$49,088	$4,829	9.8%
Net transportation margins	26.4%	29.3%

Pro forma transportation revenue was $204.2 million for the six months ended December 31, 2014, an increase of 21.8% from $167.6 million for the six months ended December 31, 2013.

Pro forma cost of transportation was $150.3 million for the six months ended December 31, 2014, an increase of 26.8% from $118.5 million for the six months ended December 31, 2013.

Pro forma net transportation margins were 26.4% from 29.3% for the six months ended December 31, 2014 and 2013.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended December 31, 2014 and 2013 (pro forma and unaudited):

	Six Months Ended December 31,
	2014		2013		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$53,917	100.0%	$49,088	100.0%	$4,829	9.8%

Operating partner commissions	28,877	53.6%	26,541	54.1%	2,336	8.8%
Personnel costs	13,537	25.1%	10,166	20.7%	3,371	33.2%
Selling, general and administrative expenses	5,530	10.3%	5,287	10.8%	243	4.6%
Depreciation and amortization	2,379	4.4%	2,605	5.3%	(226)	(8.7)%
Lease termination costs	395	0.7%	—	—	395	NM
Change in contingent consideration	(721)	(1.3)%	(213)	(0.5)%	(508)	238.5%

Total operating expenses	49,997	92.8%	44,386	90.4%	5,611	12.6%

Income from operations	3,920	7.3%	4,702	9.6%	(782)	(16.6)%
Other income (expense)	1	—	(2,252)	(4.6)%	2,253	(100.0)%

Income before income tax expense	3,921	7.3%	2,450	5.0%	1,471	60.0%
Income tax expense	(1,518)	(2.8)%	(906)	(1.9)%	(612)	67.5%

Net income	2,403	4.5%	1,544	3.1%	859	55.6%
Less: Net income attributable to non-controlling interest	(44)	(0.1)%	(33)	(0.1)%	(11)	33.3%

Net income attributable to Radiant Logistics, Inc.	2,359	4.4%	1,511	3.0%	848	56.1%
Less: Preferred stock dividends	(1,022)	(1.9)%	(68)	(0.1)%	(954)	1,402.9%

Net income attributable to common stockholders	$1,337	2.5%	$1,443	2.9%	$(106)	(7.3)%

Pro forma operating partner commissions were $28.9 million for the six months ended December 31, 2014, an increase of 8.8% from $26.5 million for the six months ended December 31, 2013. Operating partner commissions as a percentage of net transportation revenue decreased to 53.6% of net transportation revenue for the six months ended December 31, 2014, compared to 54.1% for the comparable prior year period.

Pro forma personnel costs were $13.5 million for the six months ended December 31, 2014, an increase of 33.2% from $10.2 million for the six months ended December 31, 2013. Personnel costs as a percentage of net transportation revenue increased to 25.1% for the six months ended December 31, 2014, compared to 20.7% for the comparable prior year period.

Pro forma SG&A expenses were $5.5 million for the six months ended December 31, 2014, an increase of 4.6% from $5.3 million for the six months ended December 31, 2013. As a percentage of net transportation revenue, SG&A expenses decreased to 10.3% for the six months ended December 31, 2014, from 10.8% for the comparable prior year period.

Pro forma depreciation and amortization costs were $2.4 million for the six months ended December 31, 2014, a decrease of 8.7% from $2.6 million for the six months ended December 31, 2013. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.4% for the six months ended December 31, 2014, from 5.3% for the comparable prior year period.

Pro forma lease termination costs were $0.4 for the six months ended December 31, 2014, with no comparable costs in the prior year period.

Pro forma change in contingent consideration was income of $0.7 million for the six months ended December 31, 2014, an increase of 238.5% from $0.2 million for the six months ended December 31, 2013. As a percentage of net transportation revenue, change in contingent consideration increased to 1.3% for the six months ended December 31, 2014, from 0.5% for the comparable prior year period.

Pro forma income from operations was $3.9 million for the six months ended December 31, 2014, compared to $4.7 million for the six months ended December 31, 2013.

Pro forma other expense was less than $0.1 million for the six months ended December 31, 2014, compared to $2.3 million for the six months ended December 31, 2013.

Pro forma net income attributable to common stockholders was $1.3 million for the six months ended December 31, 2014, compared $1.4 million for the six months ended December 31, 2013.

The following table provides a reconciliation for the six months ended December 31, 2014 and 2013 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six Months Ended December 31,		Change
	2014	2013	Amount	Percent
Net transportation revenue	$53,917	$49,088	$4,829	9.8%

Net income attributable to common stockholders	$1,337	$1,443	$(106)	(7.3)%
Preferred stock dividends	1,022	68	954	1,402.9%

Net income attributable to Radiant Logistics, Inc.	2,359	1,511	848	56.1%
Income tax expense	1,518	906	612	67.5%
Depreciation and amortization	2,379	2,605	(226)	(8.7)%
Net interest expense	187	1,098	(911)	(83.0)%

EBITDA	$6,443	$6,120	$323	5.3%

Share-based compensation	452	288	164	56.9%
Change in contingent consideration	(721)	(213)	(508)	238.5%
Acquisition related costs	673	140	533	380.7%
Non-recurring legal costs	185	68	117	172.1%
Lease termination costs	395	—	395	NM
Loss on write-off of debt discount	—	1,238	(1,238)	(100.0)%

Adjusted EBITDA	7,427	7,641	(214)	(2.8)%
As a % of Net Revenues	13.8%	15.6%

Liquidity and Capital Resources

Net cash provided by operating activities was $4.1 million for the six months ended December 31, 2014, compared to $8.9 million for the six months ended December 31, 2013. The change was principally due to an increase in our net income adjusted for amortization, contingent consideration, and changes in accounts receivable, prepaid expenses and accounts payable.

Net cash used for investing activities was $4.7 million for the six months ended December 31, 2014, compared to $7.0 million for the six months ended December 31, 2013. Use of cash for the six months ended December 31, 2014 consisted of $3.5 million related to acquisitions and the purchase of $1.2 million of furniture and equipment. Use of cash for the six months ended December 31, 2013 consisted of $7.0 million related to acquisitions and the purchase of less than $0.1 million in furniture and equipment.

Net cash used for financing activities was $0.6 million for the six months ended December 31, 2014, compared to cash provided by financing activities of $8.9 million for the six months ended December 31, 2013. The cash used for financing activities for the six months ended December 31, 2014 consisted of proceeds from our credit facility of $1.1 million, proceeds from notes payable of $0.5 million, and a tax benefit from the exercise of stock options of $0.4 million, offset by payment of employee tax withholdings related to net share settlements of stock option exercises of $0.4 million, payment of contingent consideration payments made to former shareholders of acquired operations of $1.2 million, and preferred dividend payments of $1.0 million, and less than $0.1 million in non-controlling interest distributions. Cash from financing activities for the six months ended December 31, 2013 consisted of repayments to our credit facility of $0.2 million, repayments of senior subordinated promissory notes of $10.0 million, payments of contingent consideration to former shareholders of acquired operations of $0.3 million, and less than $0.1 million in non-controlling interest distributions, offset by proceeds from the preferred stock offering of $19.3 million and a tax benefit from the exercise of stock options of less than $0.1 million.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 and Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014 and Note 3 and Note 12 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

Indebtedness

We have a $30.0 million credit facility with Bank of America, N.A. (“BofA”) that includes a $2.0 million sublimit to support letters of credit and matures on August 9, 2018. The credit facility is collateralized by accounts receivable and other assets of the Company and its subsidiaries. Advances under the credit facility are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. Borrowings under the credit facility accrue interest, at our option, at the bank’s base prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The credit facility provides for advances of up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and eligible foreign accounts receivable.

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

In connection with our recent agreement to acquire Wheels, we entered into a series of commitment letters for (1) a $65 million senior secured cross-border credit facility (replacing the existing $30.0 million credit facility), (2) a new CAD $29.0 million senior secured term loan, and (3) a new USD $25.0 million senior subordinated term loan. The proceeds from the foregoing facilities will be used to pay a portion of the consideration and for general corporate purposes, including potential future acquisitions. In conjunction with this transaction, the Company entered into an agreement with Bank of America Merrill Lynch to hedge CAD $40.0 million at an exchange rate of CAD $1.235 to USD $1.00 any time during the window of April 1, 2015 through June 30, 2015. We are in the process of negotiating the documentation for each of the foregoing facilities, but there can be no assurance that we will complete such facilities on terms favorable to us, if at all.

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

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2014, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to complete the acquisition of Wheels could negatively affect our share price, future business and financial results.

Completion of our acquisition of Wheels is not assured and is subject to risks, including the risks that approval of the transaction by the shareholders of Wheels, by the applicable court or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the acquisition is not completed, our ongoing business and financial results may be adversely affected, and we will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Wheels acquisition without receiving the benefits of the Wheels acquisition;
•	potentially having to reimburse up to $1.0 million of Wheels expenses if the acquisition is terminated in certain circumstances; and
•	experiencing a possible decline in our share to the extent that the current market prices reflect an assumption by the market that the Wheels acquisition will be completed.

We will incur substantial transaction fees and costs in connection with the Wheels acquisition.

We expect to incur a significant amount of non-recurring expenses in connection with the Wheels acquisition. Additional unanticipated costs may be incurred in the course of the integration of our businesses and the business of Wheels. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

We and Wheels may be unable to obtain the court approvals required to complete the Wheels acquisition or, in order to do so, we and Wheels may be required to comply with material restrictions or conditions that may negatively affect the combined company after the Wheels acquisition is completed or cause us to abandon the Wheels acquisition.

Completion of the Wheels acquisition is contingent upon, among other things, the receipt of certain court approvals. We and Wheels can provide no assurance that all required court approvals will be obtained or that the approvals or consents will not contain terms, conditions or restrictions that would be detrimental to the combined company after completion of the Wheels acquisition.

Delays in completing the Wheels acquisition may substantially reduce the expected benefits of the Wheels acquisition.

Satisfying the conditions to, and completion of, the Wheels acquisition may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Wheels acquisition may materially adversely affect the synergies and other benefits that we expect to achieve from the Wheels acquisition and the integration of our businesses.

We will be subject to various uncertainties and contractual restrictions while the Wheels acquisition is pending that could adversely affect our financial results.

Uncertainty about the effect of the Wheels acquisition on employees, service providers, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Wheels acquisition is completed and for a period of time thereafter, and could cause service providers, customers, suppliers and others who deal with us to seek to change existing business relationships with us. Employee retention and recruitment may be particularly challenging prior to completion of the Wheels acquisition, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Wheels acquisition and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management’s attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results or the financial results of the combined company. In addition, the Wheels acquisition agreement restricts us from taking certain specified actions while the Wheels acquisition is pending without first obtaining Wheels’ prior written consent. These restrictions may limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Wheels acquisition or termination of the arrangement agreement with Wheels.

We and Wheels may experience difficulties in integrating our businesses, which could cause the combined company to fail to realize many of the anticipated potential benefits of the Wheels acquisition.

We and Wheels entered into the Arrangement Agreement with the expectation that the Arrangement will result in various benefits, including, among other things, operating efficiencies and cost savings. Achieving the anticipated benefits of the Wheels acquisition will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner.

We and Wheels may not be able to accomplish this integration process successfully. The difficulties of combining the two companies’ businesses potentially will include, among other things:

•

the necessity of addressing possible differences, incorporating cultures and management philosophies, and the integration of certain operations following the transaction will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company; and

•	any inability of our management to cause best practices to be applied to the business of the combined company.

An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may affect the value of our common stock after the closing of the arrangement.

The market price of our common stock may decline in the future should we be unable to achieve the perceived benefits of the Wheels acquisition.

The market price of our common stock may decline in the future if we are unable to achieve the perceived benefits of the Wheels acquisition, including expected financial and operating results, as rapidly as or to the extent anticipated by financial or industry analysts.

Our current stockholders will have a reduced ownership and voting interest after the Wheels acquisition.

As a result of the stock we expect to issue as part of the Wheels acquisition, Wheels shareholders are expected to hold up to approximately 16% of the combined company's outstanding common stock immediately following completion of the Wheels acquisition. Our stockholders currently have the right to vote for directors and on other matters affecting our company. When the Wheels acquisition occurs, each of our stockholders will remain a holder of our common stock with a percentage ownership of the combined company that will be smaller than that stockholder's percentage of our common stock prior to the Wheels acquisition. As a result of this reduced ownership percentage, our historic stockholders will have less voting power in the combined company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2014 through the date of this report we issued the following unregistered securities:

•	In September 2014, we issued 16,218 shares of common stock to the former shareholders of TNI in satisfaction of $50,000 of the purchase price.
•	In November 2014, we issued 52,452 shares of common stock to the former shareholders of On Time in satisfaction of $201,162 of the earn-out payment for the year ended June 30, 2014.
•	In December 2014, we issued 43,221 shares of common stock to the former shareholders of DCA in satisfaction of $168,750 of the purchase price.

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

RADIANT LOGISTICS, INC.

Date: February 12, 2015	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2015	/s/ Todd E. Macomber
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