Form 10-Q
period 2015-03-31
RADIANT LOGISTICS, INC
filed 2015-05-18
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 42,035,628 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of May 13, 2015.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,176,894	$2,880,205
Accounts receivable, net of allowance of $902,456 and $1,034,934, respectively	64,656,315	65,066,555
Current portion of employee and other receivables	112,464	232,791
Income tax deposit	215,278	—
Prepaid expenses and other current assets	3,359,422	2,926,431
Deferred tax asset	818,270	925,208
Total current assets	71,338,643	72,031,190

Furniture and equipment, net	3,076,505	1,265,107

Acquired intangibles, net	15,659,133	15,041,988
Goodwill	29,466,537	28,247,003
Employee and other receivables, net of current portion	5,205	22,070
Deposits and other assets	1,399,989	617,093
Total long-term assets	46,530,864	43,928,154
Total assets	$120,946,012	$117,224,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$46,381,078	$45,510,140
Commissions payable	5,432,427	5,569,671
Other accrued costs	3,092,672	2,517,415
Income taxes payable	—	436,328
Current portion of notes payable	166,127	—
Current portion of contingent consideration	2,007,000	1,541,000
Current portion of lease termination liability	333,032	319,826
Other current liabilities	20,838	—
Total current liabilities	57,433,174	55,894,380

Notes payable, net of current portion	9,131,214	7,243,371
Contingent consideration, net of current portion	7,753,000	9,626,000
Lease termination liability, net of current portion	1,842	198,502
Deferred rent liability	705,740	560,248
Deferred tax liability	1,435,134	2,774,506
Other long-term liabilities	16,970	2,610
Total long-term liabilities	19,043,900	20,405,237
Total liabilities	76,477,074	76,299,617

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 34,974,120 and 34,326,308 shares issued and outstanding, respectively	16,429	15,781
Additional paid-in capital	35,892,448	34,558,785
Deferred compensation	(5,426)	(9,209)
Retained earnings	8,478,837	6,317,473
Total Radiant Logistics, Inc. stockholders’ equity	44,383,127	40,883,669
Non-controlling interest	85,811	41,165
Total stockholders’ equity	44,468,938	40,924,834
Total liabilities and stockholders’ equity	$120,946,012	$117,224,451

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues	$102,251,690	$86,032,714	$306,431,182	$246,878,094
Cost of transportation	75,147,153	62,101,870	225,409,489	175,419,662
Net revenues	27,104,537	23,930,844	81,021,693	71,458,432

Operating partner commissions	13,941,213	12,867,599	42,818,474	39,408,451
Personnel costs	7,221,932	5,396,347	20,758,358	15,284,150
Selling, general and administrative expenses	3,579,001	2,756,857	9,109,285	7,649,106
Depreciation and amortization	1,279,761	1,232,603	3,658,555	3,304,357
Lease termination costs	—	—	395,086	—
Change in contingent consideration	(428,216)	(1,145,000)	(1,149,012)	(1,357,567)
Total operating expenses	25,593,691	21,108,406	75,590,746	64,288,497

Income from operations	1,510,846	2,822,438	5,430,947	7,169,935

Other income (expense):
Interest income	330	1,965	1,987	6,593
Interest expense	(140,900)	(88,887)	(328,801)	(1,105,343)
Loss on write-off of debt discount	—	—	—	(1,238,409)
Other	(55,650)	16,482	131,905	109,228
Total other expense	(196,220)	(70,440)	(194,909)	(2,227,931)

Income before income tax expense	1,314,626	2,751,998	5,236,038	4,942,004

Income tax benefit (expense)	40,553	(1,087,343)	(1,477,864)	(1,889,259)

Net income	1,355,179	1,664,655	3,758,174	3,052,745
Less: Net income attributable to non-controlling interest	(19,054)	(16,541)	(62,646)	(49,321)

Net income attributable to Radiant Logistics, Inc.	1,336,125	1,648,114	3,695,528	3,003,424
Less: Preferred stock dividends	(511,388)	(511,388)	(1,534,164)	(579,887)

Net income attributable to common stockholders	$824,737	$1,136,726	$2,161,364	$2,423,537

Net income per common share - basic and diluted	$0.02	$0.03	$0.06	$0.07

Weighted average shares outstanding:
Basic shares	34,758,931	33,713,462	34,577,405	33,549,740
Diluted shares	36,476,629	35,550,594	36,161,557	35,357,146

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Interest	Equity
Balance as of June 30, 2014	839,200	$839	34,326,308	$15,781	$34,558,785	$(9,209)	$6,317,473	$41,165	$40,924,834
Issuance of common stock to former TNI shareholders at $3.08 per share	—	—	16,218	16	49,984	—	—	—	50,000
Issuance of common stock to former On Time shareholders at $3.84 per share	—	—	52,452	52	201,110	—	—	—	201,162
Issuance of common stock to former DCA shareholders at $3.90 per share	—	—	43,221	43	168,707	—	—	—	168,750
Issuance of common stock to Operating Partner	—	—	56,819	57	108,553	—	—	—	108,610
Share-based compensation	—	—	—	—	728,989	—	—	—	728,989
Amortization of deferred compensation	—	—	—	—	—	3,783	—	—	3,783
Cashless exercise of stock options	—	—	479,102	480	(877,366)	—	—	—	(876,886)
Tax benefit from exercise of stock options	—	—	—	—	953,686	—	—	—	953,686
Preferred dividends paid	—	—	—	—	—	—	(1,534,164)	—	(1,534,164)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(18,000)	(18,000)
Net income	—	—	—	—	—	—	3,695,528	62,646	3,758,174
Balance as of March 31, 2015	839,200	$839	34,974,120	$16,429	$35,892,448	$(5,426)	$8,478,837	$85,811	$44,468,938

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,758,174	$3,052,745
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	732,772	476,928
amortization of intangibles	3,236,855	2,908,024
depreciation and leasehold amortization	421,700	396,333
deferred income tax benefit	(1,232,434)	(271,477)
amortization of loan fees and original issue discount	45,885	187,707
change in contingent consideration	(1,149,012)	(1,357,567)
loss on write-off of debt discount	—	1,238,409
lease termination costs	395,086	—
recovery of provision for doubtful accounts	(132,478)	(546,249)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	542,718	2,541,114
employee and other receivables	137,192	133,939
income tax deposit and income taxes payable	(651,606)	(472,775)
prepaid expenses, deposits and other assets	(458,389)	505,768
accounts payable and accrued transportation costs	870,938	470,850
commissions payable	(137,244)	(639,168)
other accrued costs	538,339	64,759
other liabilities	8,582	(857)
deferred rent liability	12,690	(16,725)
lease termination liability	(563,427)	(192,246)
Net cash provided by operating activities	6,376,341	8,479,512

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year	(3,506,250)	(7,452,056)
Acquisition of On Time Express, Inc., net of acquired cash	—	—
Purchase of furniture and equipment	(2,000,409)	(153,899)
Payments to former shareholders of acquired operations	—	(1,311,775)
Net cash used for investing activities	(5,506,659)	(8,917,730)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	1,506,240	(3,683,403)
Proceeds from notes payable	547,730	—
Payment of loan fees	(803,383)	—
Repayment of notes payable	—	(12,000,000)
Proceeds from preferred stock, net of offering costs	—	19,320,659
Payments of contingent consideration	(1,456,826)	(259,596)
Payment of preferred stock dividends	(1,534,164)	—
Distributions to non-controlling interest	(18,000)	(60,000)
Proceeds from sale of common stock	108,610	—
Payment of employee tax withholdings related to cashless stock option exercises	(876,886)	(626,343)
Tax benefit from exercise of stock options	953,686	690,870
Net cash provided by (used for) financing activities	(1,572,993)	3,382,187

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(703,311)	2,943,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,880,205	1,024,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,176,894	$3,968,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,421,949	$1,982,676
Interest paid	$261,032	$1,176,983

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

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) is a comprehensive North American provider of third party logistics (“3PL”) and multimodal transportation services. As a non-asset provider, with minimal investment in equipment, the Company delivers advanced supply chain solutions through a network of Company-owned and strategic operating partner locations. Through its comprehensive service offering the Company provides its customers with domestic and international freight forwarding services, truck and rail brokerage services and other value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

The Company’s business began in January 2006 with the initial acquisition of Airgroup Corporation (“Airgroup”). Since its first acquisition in 2006, the Company has executed an acquisition and consolidation strategy in which it has significantly increased the size and scope of its business by completing eleven (11) additional acquisitions. Through the addition of the Airgroup®, Adcom®, DBA™, On Time™ and Wheels™ network brands, the Company has developed a diversified account base including manufacturers, distributors and retailers that it services using a network of 27 Company offices and 83 station locations operated by independent operating partners throughout North America and an integrated service partner network serving other key markets around the globe. Most recently, the Company has expanded the scope of its operations through the acquisition of Wheels Group, Inc. (“Wheels”), one of the largest 3PL and transportation service providers in Canada. Wheels, founded in 1988, provides 3PL intermodal and truck brokerage services throughout the United States and Canada along with third party logistics solutions and value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries.

The Company continues to believe that the industry within which it operates is highly fragmented and subject to consolidation which offers revenue, operating and cost synergies. Accordingly, the Company continues to adopt and implement a growth strategy in which it intends to expand its operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. For organic growth, the Company continues to focus on strengthening and retaining existing, and expanding new, customer relationships. As well, the Company continues to expand the scope and quality of our service offerings, improve its back-office infrastructure, transportation and accounting systems, and also continues to focus on building and strengthening relationships with existing and new strategic operating partners.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 8), an affiliate of Bohn H. Crain, the Company’s Chairman and Chief Executive Officer, whose accounts are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $3,666,405 and $3,837,619 as of March 31, 2015 and June 30, 2014, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company has only one reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2015, management believes there are no indications of impairment.

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using accelerated methods over approximately five years and non-compete agreements are amortized using the straight line method over the term of the underlying agreements.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2015.

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

2015 (remaining portion)	$495,815
2016	1,526,208
2017	990,858
2018	886,976
2019	556,506
Thereafter	713,941

Total minimum lease payments	$5,170,304

Rent expense amounted to $495,440 and $1,470,718 for the three and nine months ended March 31, 2015, respectively, and $489,526 and $1,335,486 for the three and nine months ended March 31, 2014, respectively.

l)	Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. During the nine months ended March 31, 2015 and 2014, the Company paid $563,427 and $192,246 of the liability, respectively. During the nine months ended March 31, 2015, the company recorded a lease termination liability in the amount of $395,086 incurred with the exit and downsizing of its New Jersey warehouse, of which $355,086 has been paid.

m)	401(k) Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $126,311 and $349,408 for the three and nine months ended March 31, 2015, respectively, and $96,729 and $250,136 for the three and nine months ended March 31, 2014, respectively.

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

The Company recorded share-based compensation expense of $281,204 and $732,772 for the three and nine months ended March 31, 2015, respectively, and $199,741 and $476,928 for the three and nine months ended March 31, 2014, respectively.

q)	Basic and Diluted Income per Share

Basic income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares, such as stock awards and stock options, had been issued and if the additional common shares were dilutive. Net income attributable to common stockholders is calculated after accrued preferred stock dividends, whether or not declared.

For the three months ended March 31, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 36,476,629 shares of common stock, including unvested restricted stock awards and options to purchase 5,270,183 shares of common stock as of March 31, 2015, of which 777,051 were excluded as their effect would have been antidilutive. For the three months ended March 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,550,594 shares of common stock, including unvested restricted stock awards and options to purchase 5,973,401 shares of common stock as of March 31, 2014, of which 729,132 were excluded as their effect would have been antidilutive.

For the nine months ended March 31, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 36,161,557 shares of common stock, including unvested restricted stock awards and options to purchase 5,270,183 shares of common stock as of March 31, 2015, of which 912,768 were excluded as their effect would have been antidilutive. For the nine months ended March 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,357,146 shares of common stock, including unvested restricted stock awards and options to purchase 5,973,401 shares of common stock as of March 31, 2014, of which 1,654,372 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Weighted average basic shares outstanding	34,758,931	33,713,462	34,577,405	33,549,740
Dilutive effect of share-based awards	1,717,698	1,837,132	1,584,152	1,807,406

Weighted average dilutive shares outstanding	36,476,629	35,550,594	36,161,557	35,357,146

r)	Other Comprehensive Income

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

NOTE 4 – FURNITURE AND EQUIPMENT

	March 31, 2015	June 30, 2014
Vehicles	$117,791	$45,893
Communication equipment	67,602	45,499
Office and warehouse equipment	515,578	321,223
Furniture and fixtures	409,552	250,596
Computer equipment	1,070,004	767,381
Computer software	3,046,178	1,801,998
Leasehold improvements	1,045,398	930,946

	6,272,103	4,163,536
Less: Accumulated depreciation and amortization	(3,195,598)	(2,898,429)

	$3,076,505	$1,265,107

Depreciation and amortization expense related to furniture and equipment was $154,651 and $421,700 for the three and nine months ended March 31, 2015, respectively, and $132,396 and $396,333 for the three and nine months ended March 31, 2014, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	March 31, 2015		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$32,933,640	$17,583,506	$29,119,640	$14,429,985
Covenant not to compete	700,000	391,001	660,000	307,667

	$33,633,640	$17,974,507	$29,779,640	$14,737,652

Amortization expense amounted to $1,125,110 and $3,236,855 for the three and nine months ended March 31, 2015, respectively, and $1,100,207 and $2,908,024 for the three and nine months ended March 31, 2014, respectively. Future amortization expense for the fiscal years ending June 30 are as follows:

2015 (remaining portion)	$1,181,590
2016	5,323,003
2017	3,755,974
2018	3,013,900
2019	1,842,000
Thereafter	542,666

$15,659,133

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	March 31, 2015	June 30, 2014
Long-term Credit Facility	$8,749,611	$7,243,371
Other notes payable	547,730	—

Total notes payable and other long-term debt	9,297,341	7,243,371
Less: Current portion	(166,127)	—

Total notes payable, net of current portion	$9,131,214	$7,243,371

Future maturities of notes payable for the fiscal years ending June 30 are as follows:

2015 (remaining portion)	$38,390
2016	174,353
2017	189,542
2018	145,445
2019	8,749,611

$9,297,341

Bank of America Credit Facility

The Company has a $30.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”). The Credit Facility includes a $2.0 million sublimit to support letters of credit and matures August 9, 2018. The Credit Facility was amended and restated in April 2015 (see Note 14).

Borrowings accrue interest, at the Company’s option, at the Lender’s prime rate minus 0.50% or LIBOR plus 2.25%. The rates can be subsequently adjusted based on the Company’s fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Credit Facility is collateralized by the Company’s accounts receivable and other assets of its subsidiaries.

The available borrowing amount is limited to up to 85% of eligible domestic accounts receivable and, subject to certain sub-limits, 75% of eligible accrued but unbilled receivables and foreign accounts receivable. Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2015, the Company was in compliance with all of its covenants.

As of March 31, 2015, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $20,964,000 available for borrowing under the Credit Facility based on advances outstanding.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

Dividends on the 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31 when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other securities exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require that the Company maintain a fixed charge coverage ratio of at least 2.0 if it is to pay any dividend on its common stock. The Company’s fixed charge coverage ratio does not exceed 2.0, but it has no intention to pay a dividend on its common stock within the foreseeable future.

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

For the nine months ended March 31, 2015, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.828125 per share, totaling $1,534,164.

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

RLP recorded $31,757 and $104,411 in profits, of which RCP’s distributable share was $19,054 and $62,646, for the three and nine months ended March 31, 2015, respectively. RLP recorded $27,568 and $82,202 in profits, of which RCP’s distributable share was $16,541 and $49,321 for the three and nine months ended March 31, 2014, respectively. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2015
	Level 3	Total
Contingent consideration	$9,760,000	$9,760,000

	Fair Value Measurements as of June 30, 2014
	Level 3	Total
Contingent consideration	$11,167,000	$11,167,000

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

The Company recorded a decrease to contingent consideration of $428,216 and $1,149,012 for the three and nine months ended March 31, 2015, respectively, and $1,145,000 and $1,357,567 for the three and nine months ended March 31, 2014, respectively. The change in the current period is principally attributable to a reduction in management’s estimates of future pay-outs for On Time Express, Inc. (“On Time”) and ALBS Logistics Company (“ALBS”), offset by an increase in management’s estimated future pay-out for Phoenix Cartage and Air Freight, LLC (“PCA”).

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $24,520,000 through earn-out periods measured through August 2018, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $1,573,564.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2014	$11,167,000

Increase related to accounting for acquisitions	1,400,000
Contingent consideration paid	(1,657,988)
Change in fair value	(1,149,012)

Balance as of March 31, 2015	$9,760,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Current income tax expense	$951,922	$1,154,586	$2,710,298	$2,160,736
Deferred income tax benefit	(992,475)	(67,243)	(1,232,434)	(271,477)

Income tax (benefit) expense	$(40,553)	$1,087,343	$1,477,864	$1,889,259

Tax years which remain subject to examination by federal and state authorities are the years ended June 30, 2012 through June 30, 2014.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During each of the three and nine months ended March 31, 2015 and 2014, the Company recognized share-based compensation expense of $1,261 and $3,783 related to stock awards. The following table summarizes stock award activity under the plan:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2014	7,691	$1.62
Vested	(3,114)	1.62

Balance as of March 31, 2015	4,577	$1.62

Stock Options

The Company recognized share-based compensation expense related to stock options of $279,943 and $728,989 for the three and nine months ended March 31, 2015, respectively, and $198,480 and $473,145 for the three and nine months ended March 31, 2014, respectively. The aggregate intrinsic value of options exercised was $1,586,378 and $2,964,526 for the three and nine months ended March 31, 2015, respectively, and $1,822,250 and $2,012,500 for the three and nine months ended March 31, 2014, respectively.

During the nine months ended March 31, 2015, the weighted average fair value per share of employee stock options granted was $2.27. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended March 31, 2015
Risk-Free Interest Rate	1.45% - 2.01%
Expected Term	6.5 years
Expected Volatility	57.51% - 62.56%
Expected Dividend Yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	5,125,044	$1.46	5.78	$8,381,408
Granted	1,070,722	3.90	10.00	—
Exercised	(866,172)	0.90	—	—
Forfeited	(63,988)	2.64	—	—

Outstanding as of March 31, 2015	5,265,606	$2.03	6.43	$16,591,352

Exercisable as of March 31, 2015	2,354,523	$1.01	3.72	$9,820,602

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

Service By Air, Inc. v. Radiant Global Logistics, Inc.

On March 11, 2014, a lawsuit was filed by Service By Air, Inc. ("SBA"), which is a competitor to Radiant, against Radiant, PCA, and Philippe Gabay ("Gabay"). SBA and Gabay have settled all claims and counterclaims between them. The case with respect to claims between SBA and Radiant remains pending. The Company entered into various agreements with PCA and Gabay on March 1, 2014, in connection with the purchase of certain assets regarding expansion of our operations in the Mid-Atlantic Region of the United States. SBA is claiming unspecified damages against Radiant on the grounds that the execution of those agreements, and certain actions after that date violated an agreement to which SBA was a party to with PCA and Gabay that otherwise expired on February 28, 2014. SBA is also claiming that the Company tortiously interfered with SBA's rights in connection with the expired agreement. The Company believes that the case is without merit and will continue to vigorously defend its legal position.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2016	2017	2018	Total
Earn-out payments (in thousands):
Cash	$1,868	$2,963	$2,865	$7,696
Equity	529	988	955	2,472

Total estimated earn-out payments (1)	$2,397	$3,951	$3,820	$10,168

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three Months Ended March 31:	2015	2014	2015	2014	2015	2014
Revenue	$60,728	$54,528	$41,524	$31,505	$102,252	$86,033
Cost of transportation	42,021	37,889	33,126	24,213	75,147	62,102

Net revenue	$18,707	$16,639	$8,398	$7,292	$27,105	$23,931

	United States		Other Countries		Total
Nine Months Ended March 31:	2015	2014	2015	2014	2015	2014
Revenue	$183,834	$150,579	$122,597	$96,299	$306,431	$246,878
Cost of transportation	126,967	101,439	98,442	73,981	225,409	175,420

Net revenue	$56,867	$49,140	$24,155	$22,318	$81,022	$71,458

NOTE 14 – SUBSEQUENT EVENT

On April 17, 2015, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on April 30, 2015.

On April 2, 2015, the Company acquired the outstanding stock of Wheels. Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately USD$81 million in cash and 6,900,000 shares of common stock. The Company is also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. The results of operations for Wheels will be included in the Company’s financial statements as of the date of purchase. The Company is in the process of valuing the assets acquired and liabilities assumed based on their estimated fair values at the date these financial statements were issued. The Company filed financial statements and pro forma financial information on form 8-K/A with the Securities and Exchange Commission on April 27, 2015.

In connection with the Arrangement, the Company entered into a series of credit facilities, all of which were effective as of April 2, 2015. The Company entered into a USD$65.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (“BofA”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement (the “Senior Loan Agreement”). This replaces the Company’s prior USD$30.0 million facility with BofA. The Senior Credit Facility matures on August 9, 2018 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility were used to fund the Wheels acquisition and are available for future acquisitions, certain debt repayment and for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

In addition, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment will consist of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid.

Further, the Company obtained a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation (USD$10.0 million) and Triangle Capital Corporation (USD$15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on the Company’s total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. The Company may be required to prepay, at the Subordinated Lenders’ option, the entire amount of the loan (including applicable prepayment premiums) upon the occurrence of certain events, such as an event of default, a change in control, or the completion of a “going private” transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results may differ significantly from management's expectations. Forward-looking statements include statements that are not historical facts and are generally, but not always, identified by the use of words such as "anticipate", "believe", "continue", "estimate", "expect", "expected", "intend", "may", "plan", "project", "should", "will", and similar expressions (including negative variations). These forward-looking statements involve risks and uncertainties that include, among others, risks discussed in our filings with the SEC and the following additional uncertainties and assumptions that relate to: continued relationships with our operating partners; challenges in locating suitable acquisition opportunities and securing the financing necessary to complete such acquisitions; general industry conditions and competition; domestic and international economic and political factors; transportation costs; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger operating partners; laws and governmental regulations affecting the transportation industry in general and our operations in particular. In addition, our recent acquisition of Wheels is subject to additional risks and uncertainties, such as: the expected impact of the acquisition on our results of operations; fluctuations in the value of the Canadian dollar relative to the U.S. dollar, particularly as we begin to generate additional revenue in Canada; our significantly increased levels of indebtedness as a result of the transaction, which could limit our operating flexibility and opportunities; our ability to satisfy our obligations and meet required financial and other covenants necessary to maintain and draw funds from our credit facilities; our ability to realize anticipated synergies and cost savings from the Wheels acquisition, which contemplates, among other things, additional revenue opportunities, the elimination of costs associated with redundant operations, and the consolidation of facilities; our ability to maintain positive relationships with Wheels’ third-party transportation providers, suppliers and customers; our ability to retain and attract qualified personnel to operate the Wheels business; Wheels’ ability following the acquisition to maintain and grow its revenues and operating margins in a manner consistent with its most recent operating results and trends; and unexpected costs, liabilities, charges or expenses resulting from the transaction. More information about factors that potentially could affect our financial results is included in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K and subsequent filings. We disclaim any intention or obligation to update any forward-looking statement even if new information becomes available, as a result of future events or for any other reason. The forward-looking statements contained herein are expressly qualified in their entirety by this cautionary statement.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

Radiant Logistics, Inc. (the “Company”, “Radiant”, “we” or “us”) is a comprehensive North American provider of third party logistics (“3PL”) and multimodal transportation services. As a non-asset provider, with minimal investment in equipment, Radiant delivers advanced supply chain solutions. Through a network of Company offices and independent agency stations (which we also refer to as our strategic operating partners). Through our comprehensive service offering we provide our customers with domestic and international freight forwarding services, truck and rail brokerage services and other value-added supply chain management services, including customs brokerage, order fulfillment, inventory management and warehousing.

Our business began in January 2006 with our initial acquisition of Airgroup Corporation (“Airgroup”). Since our first acquisition in 2006, we have executed on an acquisition and consolidation strategy in which we have significantly increased the size and scope of our business as we completed eleven (11) additional acquisitions. Through the addition of the Airgroup®, Adcom®, DBA™, On Time™ and Wheels™ network brands, we have developed a diversified account base including manufacturers, distributors and retailers that we service using a network of 27 Company offices and 83 station locations operated by independent operating agents throughout North America and an integrated service partner network serving other key markets around the globe. Most recently, we have expanded the scope of our operations through the acquisition of Wheels Group, Inc. (“Wheels”), one of the largest 3PL and transportation service providers in Canada. Wheels, founded in 1988, provides 3PL intermodal and truck brokerage services throughout the United States and Canada along with third party logistics solutions and value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries.

We continue to believe that the industry within which we operate is highly fragmented and subject to consolidation which offers revenue, operating and cost synergies. Accordingly, we continue to adopt and implement a growth strategy in which we intend to expand our operations through a combination of organic growth and the strategic acquisition of non-asset based or light-asset based transportation and logistics providers meeting our acquisition criteria. For organic growth, we continue to focus on strengthening and retaining existing, and expanding new, customer relationships. As well, we continue to expand the scope and quality of our service offerings, improve our back-office infrastructure, transportation and accounting systems, as we also continue to focus on building and strengthening our relationship with existing and new independent agents.

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

Results of Operations

Three months ended March 31, 2015 and 2014 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
Transportation revenue	$102,252	$86,033	$16,219	18.9%
Cost of transportation	75,147	62,102	13,045	21.0%

Net transportation revenue	$27,105	$23,931	$3,174	13.3%
Net transportation margins	26.5%	27.8%

Domestic and international transportation revenue was $60.7 million and $41.5 million, respectively, for the three months ended March 31, 2015, compared with $54.5 million and $31.5 million, respectively, for the three months ended March 31, 2014. The increase in domestic transportation revenue is due principally to incremental revenues attributed to the addition of five new operating partner locations, the opening of a Company-owned location in Philadelphia, our acquisition of Don Cameron & Associates, Inc. (“DCA”), as well as higher domestic revenues from existing Company-owned and strategic operating partner locations. The increase in international revenue is principally due to incremental revenues attributed to the addition of five new strategic operating partner locations, the acquisition of Trans-Net, Inc. (“TNI”), the opening of a Company-owned location in Philadelphia, and generally higher international revenues from existing Company-owned and strategic operating partner locations. Net transportation margins decreased primarily due to lower margin characteristics associated with the incremental revenues associated with Phoenix Cartage and Air Freight, LLC (“PCA”), and margin compression at On Time Express, Inc., (“On Time”) when compared to the prior period.

The following table compares condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$27,105	100.0%	$23,931	100.0%	$3,174	13.3%

Operating partner commissions	13,941	51.4%	12,868	53.8%	1,073	8.3%
Personnel costs	7,222	26.6%	5,396	22.5%	1,826	33.8%
Selling, general and administrative expenses	3,579	13.2%	2,757	11.5%	822	29.8%
Depreciation and amortization	1,280	4.7%	1,233	5.2%	47	3.8%
Change in contingent consideration	(428)	(1.6%)	(1,145)	(4.8%)	717	(62.6%)

Total operating expenses	25,594	94.3%	21,109	88.2%	4,485	21.2%

Income from operations	1,511	5.6%	2,822	11.8%	(1,311)	(46.5%)
Other income (expense)	(196)	(0.7%)	(70)	(0.3%)	(126)	180.0%

Income before income tax expense	1,315	4.9%	2,752	11.5%	(1,437)	(52.2%)
Income tax benefit (expense)	40	0.1%	(1,087)	(4.5%)	1,127	(103.7%)

Net income	1,355	5.0%	1,665	7.0%	(310)	(18.6%)
Less: Net income attributable to non-controlling interest	(19)	(0.1%)	(17)	(0.1%)	(2)	11.8%

Net income attributable to Radiant Logistics, Inc.	1,336	4.9%	1,648	6.9%	(312)	(18.9%)
Less: Preferred stock dividends	(511)	(1.9%)	(511)	(2.1%)	—	(—%)

Net income attributable to common stockholders	$825	3.0%	$1,137	4.8%	$(312)	(27.4%)

Operating partner commissions increased primarily due to the addition of five new strategic operating partner locations, as well as increased sales at existing operating partner locations. Operating partner commissions as a percentage of net revenues decreased as a result of opening a Company-owned location in Philadelphia and our recent acquisitions of TNI and DCA, as well as a change in product mix at our strategic operating partner locations resulting in lower commissions. Company-owned locations are not paid commissions.

Personnel cost increases are primarily attributable to our acquisitions of TNI, DCA, the opening of a Company-owned location in Philadelphia, and increased sales compensation resulting from increased net revenues, as well as the addition of employees at our corporate headquarters.

Selling, general and administrative (“SG&A”) expenses increased due to our acquisitions of TNI, DCA, the opening of a Company-owned location in Philadelphia, additional bad debt expense, and increased legal expenses incurred in connection with acquisitions and ongoing litigation.

Depreciation and amortization costs were relatively unchanged primarily due to scheduled changes in the amortization costs associated with the On Time, ISLA International, Ltd. (“ISLA”), and ALBS Logistics Company (“ALBS”) acquisitions, partially offset by amortization costs associated with PCA and DCA.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period was primarily attributable to a reduction in management’s estimates of future pay-outs for On Time, offset by an increase in management’s estimated future pay-out for PCA.

The decrease in income from operations is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $3.2 million primarily due to the incremental revenues attributed to the opening of a Company-owned location in Philadelphia, the addition of five operating partner locations and higher revenues associated with existing Company-owned and strategic operating partner locations. Operating partner commission expense increased $1.1 million primarily due to the addition of five new strategic operating partner locations and a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Personnel costs increased $1.8 million primarily due to increased personnel costs associated with recently acquired Company-owned locations, increased sales compensation resulting from increased net revenues, as well as additional employees at our corporate headquarters. SG&A expenses increased $0.8 million primarily due to the opening of a Company-owned location in Philadelphia, the acquisition of TNI, additional bad debt expense, and increased legal expenses incurred in connection with acquisitions and ongoing litigation. Change in contingent consideration increased $0.7 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense increased due to the increase in interest expense, as well as decreases in foreign exchange gains and purchase discounts.

Our decrease in net income was driven principally by the increased transportation revenue, offset by higher operating expenses. Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2015 and 2014 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
Net transportation revenue	$27,105	$23,931	$3,174	13.3%

Net income attributable to common stockholders	$825	$1,137	$(312)	(27.4%)
Preferred stock dividends	511	511	—	(—%)

Net income attributable to Radiant Logistics, Inc.	1,336	1,648	(312)	(18.9%)
Income tax (benefit) expense	(40)	1,087	(1,127)	(103.7%)
Depreciation and amortization	1,280	1,233	47	3.8%
Net interest expense	140	87	53	60.9%

EBITDA	$2,716	$4,055	$(1,339)	(33.0)%

Share-based compensation	281	200	81	40.5%
Change in contingent consideration	(428)	(1,145)	717	(62.6%)
Acquisition related costs	599	167	432	258.7%
Non-recurring legal costs	175	226	(51)	(22.6%)

Adjusted EBITDA	$3,343	$3,503	$(160)	(4.6%)
As a % of Net Revenues	12.3%	14.6%

We had adjusted EBITDA of $3.3 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively. Adjusted EBITDA as a percentage of net transportation revenue decreased to 12.3% for the three months ended March 31, 2015, from 14.6% for the three months ended March 31, 2014 as a result of increased operating expenses.

Nine months ended March 31, 2015 and 2014 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,		Change
	2015	2014	Amount	Percent
Transportation revenue	$306,431	$246,878	$59,553	24.1%
Cost of transportation	225,409	175,420	49,989	28.5%

Net transportation revenue	$81,022	$71,458	$9,564	13.4%
Net transportation margins	26.4%	28.9%

Domestic and international transportation revenue was $183.8 million and $122.6 million, respectively, for the nine months ended March 31, 2015, compared with $150.6 million and $96.3 million, respectively, for the nine months ended March 31, 2014. The increase in domestic transportation revenue is due principally to incremental revenues attributed to a full nine months of our acquisition of On Time, the opening of a Company-owned location in Philadelphia, the addition of five new strategic operating partner locations, as well as higher domestic revenues from both Company-owned and strategic operating partner locations. The increase in international revenue is principally due to incremental revenues attributed to our acquisition of TNI, the opening of a Company-owned location in Philadelphia, the addition of five new strategic operating partner locations, and generally higher international revenues from existing Company-owned and strategic operating partner locations. Net transportation margins decreased due to lower margin characteristics associated with the incremental revenues associated with On Time, PCA and TNI when compared to the prior period.

The following table compares condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015		2014		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$81,022	100.0%	$71,458	100.0%	$9,564	13.4%

Operating partner commissions	42,818	52.8%	39,409	55.1%	3,409	8.7%
Personnel costs	20,759	25.6%	15,284	21.4%	5,475	35.8%
Selling, general and administrative expenses	9,109	11.2%	7,649	10.8%	1,460	19.1%
Depreciation and amortization	3,659	4.5%	3,305	4.6%	354	10.7%
Lease termination costs	395	0.5%	—	(—%)	395	NM
Change in contingent consideration	(1,149)	(1.4%)	(1,358)	(1.9%)	209	(15.4%)

Total operating expenses	75,591	93.2%	64,289	90.0%	11,302	17.6%

Income from operations	5,431	6.7%	7,169	10.0%	(1,738)	(24.2%)
Other income (expense)	(195)	(0.2%)	(2,228)	(3.1%)	2,033	(91.2%)

Income before income tax expense	5,236	6.5%	4,941	6.9%	295	6.0%
Income tax expense	(1,478)	(1.9%)	(1,889)	(2.6%)	411	(21.8%)

Net income	3,758	4.6%	3,052	4.3%	706	23.1%
Less: Net income attributable to non-controlling interest	(63)	(—%)	(49)	(0.1%)	(14)	28.6%

Net income attributable to Radiant Logistics, Inc.	3,695	4.6%	3,003	4.2%	692	23.0%
Less: Preferred stock dividends	(1,534)	(1.9%)	(579)	(0.8%)	(955)	164.9%

Net income attributable to common stockholders	$2,161	2.7%	$2,424	3.4%	$(263)	(10.8%)

Operating partner commissions increased primarily due to the addition of five new strategic operating partner locations, as well as increased sales at existing strategic operating partner locations. Operating partner commissions as a percentage of net revenues decreased as a result of our recent acquisitions of On Time, which added Company-owned locations in Phoenix, Dallas, and Atlanta, along with the opening of a Company-owned location in Philadelphia and the acquisition of TNI, partially offset by a commission incentive provided to the five new strategic operating partner locations as part of the on-boarding process. Company-owned locations are not paid commissions.

Personnel cost increases are primarily attributable to a full nine months of our On Time acquisition, the opening of a Company-owned location in Philadelphia, the recent acquisitions of TNI and DCA, and the addition of employees at our corporate headquarters and some Company-owned locations.

SG&A expenses increased due to a full nine months of On Time, the recent acquisitions of TNI and DCA, the opening of a Company-owned location in Philadelphia, as well as increased legal expenses incurred in connection with acquisitions and ongoing litigation.

Depreciation and amortization costs increased primarily due to a full nine months of amortization of intangibles for On Time, amortization of intangibles PCA, and a partial year of amortization of intangibles for DCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisitions.

Lease termination costs represent non-recurring operating costs incurred with the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location. We anticipate that the annual cost savings resulting from such exit and downsizing will be approximately $0.5 million per year. There were no such costs for the prior year period.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change was primarily attributable to a reduction in management’s estimates of future pay-outs for On Time,

ISLA and ALBS not achieving their respective specified operating objectives, offset by an increase in management’s estimated future pay-out for PCA through the remainder of their earn-out periods.

The decrease in income from operations is attributable to several factors, favorable and unfavorable to the Company. Net revenues increased $9.6 million primarily due to the incremental revenues attributed to a full nine months of our acquisition of On Time, the opening of a Company-owned location in Philadelphia, the addition of five new strategic operating locations, and general increases in revenues at existing Company-owned and strategic operating partner locations. Operating partner commission expense increased $3.4 million primarily due to a the addition of five new strategic operating partner locations, which received a commission incentive, coupled with a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues. Personnel costs increased $5.5 million primarily due to increased personnel costs associated with recently acquired Company-owned locations as well as the addition of employees at our corporate headquarters and some Company-owned locations. SG&A expenses increased $1.5 million primarily due to a full nine months of expenses associated with our acquisition of On Time, the opening of a Company-owned location in Philadelphia, the acquisitions of TNI and DCA, increased legal expenses incurred in connection with acquisitions and ongoing litigation, and slightly higher travel expenses. Depreciation and amortization increased $0.4 million primarily due to a full nine months of amortization of intangibles for On Time and PCA, and a partial year of DCA, partially offset by scheduled changes in the amortization costs associated with the Adcom, ISLA and ALBS acquisitions. Lease termination costs increased $0.4 million due to the transition of the DBA warehouse into a smaller location. Change in contingent consideration decreased $0.2 million due to changes in the projected future operating results of acquired businesses relative to the specified operating objectives and financial targets associated with earn-outs in their respective agreements.

Other expense decreased due to the decrease in interest expense and loss on the write-off of the debt discount in the prior year period resulting from the payoff of senior subordinated notes.

Our increase in net income was driven principally by the decrease in interest expense and loss on the write-off of the debt discount in the prior year period, and increased transportation revenue offset by higher operating expenses. Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2015 and 2014 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine Months Ended March 31,		Change
	2015	2014	Amount	Percent
Net transportation revenue	$81,022	$71,458	$9,564	13.4%

Net income attributable to common stockholders	$2,161	$2,424	$(263)	(10.8%)
Preferred stock dividends	1,534	579	955	164.9%

Net income attributable to Radiant Logistics, Inc.	3,695	3,003	692	23.0%
Income tax (benefit) expense	1,478	1,889	(411)	(21.8%)
Depreciation and amortization	3,659	3,305	354	10.7%
Net interest expense	327	1,099	(772)	(70.2%)

EBITDA	$9,159	$9,296	$(137)	(1.5%)

Share-based compensation	733	477	256	53.7%
Change in contingent consideration	(1,149)	(1,358)	209	(15.4%)
Acquisition related costs	1,271	308	963	312.7%
Non-recurring legal costs	362	293	69	23.5%
Loss on write-off of debt discount	—	1,238	(1,238)	(100.0%)
Lease termination costs	395	—	395	NM

Adjusted EBITDA	$10,771	$10,254	$517	5.0%
As a % of Net Revenues	13.3%	14.3%

We had adjusted EBITDA of $10.8 million and $10.3 million for the nine months ended March 31, 2015 and 2014, respectively. Adjusted EBITDA as a percentage of net transportation revenue decreased to 13.3% for the nine months ended March 31, 2015, from

14.3% for the nine months ended March 31, 2014 as a result of one time commission incentive for the five new operating partners joining the network and additional personnel costs.

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of On Time. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of On Time, as if we had acquired it as of July 1, 2013. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of On Time and the Company as adjusted to reflect the amortization of acquired intangibles.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had this acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2015 and 2014 (pro forma and unaudited):

	Nine Months Ended March 31,		Change
	2015	2014	Amount	Percent
Transportation revenue	$306,431	$253,601	$52,830	20.8%
Cost of transportation	225,409	180,583	44,826	24.8%

Net transportation revenue	$81,022	$73,018	$8,004	11.0%
Net transportation margins	26.4%	28.8%

Pro forma transportation revenue was $306.4 million for the nine months ended March 31, 2015, an increase of 20.8% from $253.6 million for the nine months ended March 31, 2014.

Pro forma cost of transportation was $225.4 million for the nine months ended March 31, 2015, an increase of 24.8% from $180.6 million for the nine months ended March 31, 2014.

Pro forma net transportation margins were 26.4% from 28.8% for the nine months ended March 31, 2015 and 2014.

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended March 31, 2015 and 2014 (pro forma and unaudited):

	Nine Months Ended March 31,
	2015		2014		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$81,022	100.0%	$73,018	100.0%	$8,004	11.0%

Operating partner commissions	42,818	52.8%	39,408	54.0%	3,410	8.7%
Personnel costs	20,759	25.6%	15,562	21.3%	5,197	33.4%
Selling, general and administrative expenses	9,109	11.2%	8,044	11.0%	1,065	13.2%
Depreciation and amortization	3,659	4.5%	3,838	5.3%	(179)	(4.7%)
Lease termination costs	395	0.5%	—	(—%)	395	(NM
Change in contingent consideration	(1,149)	(1.4%)	(1,358)	(1.9%)	209	(15.4%)

Total operating expenses	75,591	93.2%	65,494	89.7%	10,097	15.4%

Income from operations	5,431	6.7%	7,524	10.3%	(2,093)	(27.8)%
Other income (expense)	(195)	(0.2%)	(2,323)	(3.2%)	2,128	(91.6)%

Income before income tax expense	5,236	6.5%	5,201	7.1%	35	0.7%
Income tax expense	(1,478)	(1.9%)	(1,993)	(2.7%)	515	(25.8)%

Net income	3,758	4.6%	3,208	4.4%	550	17.1%
Less: Net income attributable to non-controlling interest	(63)	(—%)	(49)	(0.1%)	(14)	28.6%

Net income attributable to Radiant Logistics, Inc.	3,695	4.6%	3,159	4.3%	536	17.0%
Less: Preferred stock dividends	(1,534)	(1.9%)	(580)	(0.8%)	(954)	164.5%

Net income attributable to common stockholders	$2,161	2.7%	$2,579	3.5%	$(418)	(16.2)%

Pro forma operating partner commissions were $42.8 million for the nine months ended March 31, 2015, an increase of 8.7% from $39.4 million for the nine months ended March 31, 2014. Operating partner commissions as a percentage of net transportation revenue decreased to 52.8% of net transportation revenue for the nine months ended March 31, 2015, compared to 54.0% for the comparable prior year period.

Pro forma personnel costs were $20.8 million for the nine months ended March 31, 2015, an increase of 33.4% from $15.6 million for the nine months ended March 31, 2014. Personnel costs as a percentage of net transportation revenue increased to 25.6% for the nine months ended March 31, 2015, compared to 21.3% for the comparable prior year period.

Pro forma SG&A expenses were $9.1 million for the nine months ended March 31, 2015, an increase of 13.2% from $8.0 million for the nine months ended March 31, 2014. As a percentage of net transportation revenue, SG&A expenses increased to 11.2% for the nine months ended March 31, 2015, from 11.0% for the comparable prior year period.

Pro forma depreciation and amortization costs were $3.7 million for the nine months ended March 31, 2015, a decrease of 4.7% from $3.8 million for the nine months ended March 31, 2014. Depreciation and amortization as a percentage of net transportation revenue decreased to 4.5% for the nine months ended March 31, 2015, from 5.3% for the comparable prior year period.

Pro forma lease termination costs were $0.4 for the nine months ended March 31, 2015, with no comparable costs in the prior year period.

Pro forma change in contingent consideration was income of $1.1 million for the nine months ended March 31, 2015, a decrease of 15.4% from $1.4 million for the nine months ended March 31, 2014. As a percentage of net transportation revenue, change in contingent consideration decreased to 1.4% for the nine months ended March 31, 2015, from 1.9% for the comparable prior year period.

Pro forma income from operations was $5.4 million for the nine months ended March 31, 2015, compared to $7.5 million for the nine months ended March 31, 2014.

Pro forma other expense was less than $0.1 million for the nine months ended March 31, 2015, compared to $2.3 million for the nine months ended March 31, 2014.

Pro forma net income attributable to common stockholders was $2.2 million for the nine months ended March 31, 2015, compared $2.6 million for the nine months ended March 31, 2014.

The following table provides a reconciliation for the nine months ended March 31, 2015 and 2014 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine Months Ended March 31,		Change
	2015	2014	Amount	Percent
Net transportation revenue	$81,022	$73,018	$8,004	11.0%

Net income attributable to common stockholders	$2,161	$2,579	$(418)	(16.2%)
Preferred stock dividends	1,534	580	954	164.5%

Net income attributable to Radiant Logistics, Inc.	3,695	3,159	536	17.0%
Income tax expense	1,478	1,993	(515)	(25.8%)
Depreciation and amortization	3,659	3,838	(179)	(4.7%)
Net interest expense	327	1,185	(858)	(72.4%)

EBITDA	$9,159	$10,175	$(1,016)	(10.0%)

Share-based compensation	733	488	245	50.2%
Change in contingent consideration	(1,149)	(1,358)	209	(15.4%)
Acquisition related costs	1,271	308	963	312.7%
Non-recurring legal costs	362	293	69	23.5%
Lease termination costs	395	—	395	(NM
Loss on write-off of debt discount	—	1,238	(1,238)	(100.0%)

Adjusted EBITDA	$10,771	$11,144	$(373)	(3.3%)
As a % of Net Revenues	13.3%	15.3%

Liquidity and Capital Resources

Net cash provided by operating activities was $6.4 million for the nine months ended March 31, 2015, compared to $8.5 million for the nine months ended March 31, 2014. The change was principally due to changes in accounts receivable, prepaid expenses, accounts payable and commissions payable.

Net cash used for investing activities was $5.5 million for the nine months ended March 31, 2015, compared to $8.9 million for the nine months ended March 31, 2014. Use of cash for the nine months ended March 31, 2015 consisted of $3.5 million related to acquisitions and the purchase of $2.0 million of furniture and equipment. Use of cash for the nine months ended March 31, 2014 consisted of $7.5 million related to acquisitions, the purchase of $0.2 million in furniture and equipment, and payments made to the former shareholders of acquired operations totaling $1.3 million.

Net cash used for financing activities was $1.6 million for the nine months ended March 31, 2015, compared to cash provided by financing activities of $3.4 million for the nine months ended March 31, 2014. The cash used for financing activities for the nine months ended March 31, 2015 consisted of proceeds from our credit facility of $1.5 million, proceeds from notes payable of $0.5 million, proceeds from stock sale of $0.1 million, and a tax benefit from the exercise of stock options of $1.0 million, offset by payment of employee tax withholdings related to net share settlements of stock option exercises of $0.9 million, contingent consideration payments made to former shareholders of acquired operations of $1.5 million, preferred dividend payments of $1.5 million, payment of loan fees and costs of $0.8 million, and less than $0.1 million in non-controlling interest distributions. Cash from financing activities for the nine months ended March 31, 2014 consisted of repayments to our credit facility of $3.7 million, repayments of senior subordinated promissory notes of $10.0 million, repayments of notes payable of $2.0 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.6 million, payments of contingent consideration to former shareholders of acquired operations of $0.3 million, and less than $0.1 million in non-controlling interest distributions, offset by proceeds from the preferred stock offering of $19.3 million and a tax benefit from the exercise of stock options of $0.7 million.

Acquisitions

Certain of our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 and Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2014 and Note 3 and Note 12 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

Indebtedness

In connection with our recent acquisition Wheels, we obtained the following credit facilities.

Senior Credit Facility

We have a USD$65.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (“BofA”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement (the “Senior Loan Agreement”). This replaces our prior USD$30.0 million facility with BofA. The Senior Credit Facility matures on August 9, 2018 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility were used to fund the Wheels acquisition and are available for future acquisitions, certain debt repayment and for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

The terms of the Senior Credit Facility are subject to a financial covenant which may limit the amount otherwise available under such facility. The covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0 during any period (the “Trigger Period”) in which we are in default under the Senior Credit Facility, if total availability falls below $10 million or if U.S. availability is less than $6 million.

Senior Secured Integrated Private Debt Fund IV LP Term Loan

Wheels has obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations under this loan. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the following eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid.

The loan is collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of our assets.

The terms of the loan are subject to certain financial covenants, which require us to maintain (i) a debt service coverage ratio of at least 1.2 to 1.0 and (ii) a senior debt to EBITDA ratio of at least 3.0 to 1.0. In addition, during any Trigger Period, the Company and its U.S. and Canadian subsidiaries must maintain a fixed charge coverage ratio of at least 1.1 to 1.0.

In connection with this loan, we have agreed to use commercially reasonable efforts to raise at least CAD$20 million of additional equity on or before April 2, 2016, subject to market conditions or to the granting of an extension or waiver of this requirement by IPD. However, in no event will our failure to raise such additional equity be deemed an event of default under the loan.

Subordinated Secured Alcentra Capital Corporation and Triangle Capital Corporation Term Loan

We have obtained a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on our total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. We may be required to prepay, at the Subordinated Lenders’ option, the entire amount of the loan (including applicable prepayment premiums) upon the occurrence of certain events, such as an event of default, a change in control, or the completion of a “going private” transaction.

The loan is collateralized by a third-priority security interest in all of our U.S. based assets. The loan is subordinate to the Senior Credit Facility and the loan from IPD, and is senior to all other indebtedness.

The terms of the loan are subject to certain financial covenants. We are required to maintain a fixed charge coverage ratio of at least 1.05 to 1.0. We are also required to initially maintain a maximum adjusted leverage ratio and a maximum total leverage ratio of up to 3.75:1.00 and 4.25:1.00, respectively, with such amounts decreasing by .10 for every year of the loan, such that during the final year of the loan, the maximum adjusted leverage ratio and the maximum total leverage ratio will be 3.25:1.00 and 3.75:1.00, respectively.

Working Capital

Given our continued focus on the build-out of our network of operating partner locations, we believe that our current working capital and anticipated cash flow from operations are adequate to fund existing operations for the next 12 months. However, continued growth through strategic acquisitions will require additional sources of financing as our existing working capital is not sufficient to finance our operations and an acquisition program. Thus, our ability to finance future acquisitions will be limited by the availability of additional capital. We may, however, finance acquisitions using our common stock as all or some portion of the consideration. In the event that our common stock does not attain or maintain a sufficient market value or potential acquisition candidates are otherwise unwilling to accept our securities as part of the purchase price for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources through either operations or from debt facilities, our growth could be limited unless we are able to obtain such additional capital.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2015, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our loans and credit facilities contain financial covenants that may limit current availability and impose ongoing operational limitations and risk of compliance.

We currently maintain (i) a USD$65.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (the “Senior Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement (the “Senior Loan Agreement”), (ii) a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”), and (iii) a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). Under the terms of the foregoing credit facilities, we are required to comply with certain financial covenants, including maintaining a fixed charge coverage ratio ranging from 1.05 to 1.0 and 1.1 to 1.0, depending on the type of loan facility and whether certain conditions are triggered. In addition, (i) under the IPD Loan Agreement, we are required to maintain (a) a debt service coverage ratio of at least 1.2 to 1.0 and (b) a senior debt to EBITDA ratio of at least 3.0 to 1.0, and (ii) under the Alcentra/Triangle Subordinated Loan Agreement, we are required to initially maintain a maximum adjusted leverage ratio and a maximum total leverage ratio of up to 3.75:1.00 and 4.25:1.00, respectively, with such amounts decreasing by .10 for every year of the loan, such that during the final year of the loan, the maximum adjusted leverage ratio and the maximum total leverage ratio will be 3.25:1.00 and 3.75:1.00, respectively.

Our compliance with the financial covenants of our credit facilities is particularly important given the materiality of such facilities to our day-to-day operations and overall acquisition strategy. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we intend to employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

Under our credit facilities, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the credit facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) upon giving pro forma effect to the dividend, (1) the amount available under the credit facility after the pro forma effect of such dividend is equal to the greater of 20% of the U.S. borrowing base under the Senior Credit Facility or $12.5 million, and (2) U.S. availability is at least $7.5 million.

Our credit facilities place certain limits on the acquisitions we may make.

Under the terms of our credit facilities, we may be required to obtain the consent of each of our lenders prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) the absence of an event of default under the Senior Credit Facility, (ii) the acquisition must be consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States or certain other approved jurisdictions, and have a positive EBITDA for the 12 month period most recently ended prior to such acquisition, (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions, and (v) after giving effect for the funding of the acquisition, we must have availability under the Senior Credit Facility of at least the greater of 20% of the U.S.-based borrowing base and Canadian-based borrowing base or $12.5 million, and U.S. availability of at least $7.5 million.

In the event we are not able to satisfy the conditions of our credit facilities in connection with a proposed acquisition, we must either forego the acquisition, obtain the consent of the lenders, or retire the credit facility. This may prevent us from completing acquisitions that we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

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

We attempt to mitigate these risks, in part and when possible, by providing that a portion of the ultimate purchase price for each acquired operation is structured as contingent consideration (i.e. an earn-out) based on the future financial performance of the business. This structure is intended to mitigate the impact of an acquired business underperforming relative to its anticipated earnings level. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to set-off certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in contingent consideration. This occurred in connection with the performance of the Company’s ISLA, ALBS, Marvir, IFS, On Time and PCA operations. In the alternative, to the extent an acquired operation over performs anticipated earnings levels, we will recognize a non-cash expense on change in contingent consideration. Not every acquisition is structured utilizing contingent consideration. Our acquisition in 2011 of DBA and our recent acquisition of Wheels were structured without using contingent consideration. We will be unable to reduce the purchase price of either of these entities underperforms relative to anticipated earnings levels.

We recently acquired Wheels and are currently integrating its business into our operations.

On April 2, 2015, we acquired all of the capital stock of Wheels through a court-approved plan of arrangement. Wheels will operate as our wholly-owned subsidiary. There can be no assurance of Wheels’ ability following the acquisition to maintain and grow its revenues and operating margins in a manner consistent with its most recent operating results, our ability to integrate Wheels’ operations with our historic operations, or our ability to realize cost synergies with Wheels, as well as the effect that the acquisition may have on Wheels’ existing customers and employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2015 through the date of this report we issued the following unregistered securities:

•	In February 2015, we issued 56,819 shares of common stock to a strategic operating partner for $108,610.
•	In April 2015, we issued 6,900,000 shares of common stock to the former shareholders of Wheels in satisfaction of $29,325,000 of the purchase price.

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

2.1

Arrangement Agreement, dated as of January 20, 2015, by and among Radiant Logistics, Inc., Radiant Global Logistics, ULC and Wheels Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 23, 2015)

Exhibit 2.1 to Form 8-K filed on January 23, 2015

10.1	Form of Founder Voting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 23, 2015)	Form 8-K filed on January 23, 2015

10.2	Form of VRG Voting Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 23, 2015)	Form 8-K filed on January 23, 2015

10.3

Commitment Letter, dated January 19, 2015, by and between Bank of America, N.A. and Radiant Logistics, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on January 23, 2015)

Form 8-K filed on January 23, 2015

10.4

Commitment Letter, dated January 19, 2015, by and between Integrated Private Debt Fund IV LP and Radiant Logistics, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on January 23, 2015)

Form 8-K filed on January 23, 2015

10.5

Commitment Letter, dated January 19, 2015, by and among Alcentra Capital Corporation, Triangle Capital Corporation and Radiant Logistics, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on January 23, 2015)

Form 8-K filed on January 23, 2015

10.6

Amended and Restated Loan and Security Agreement, dated April 2, 2015, by and between Bank of America, N.A. and Radiant Logistics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 8, 2015)

Form 8-K filed on April 8, 2015

10.7

$29,000,000 Credit Facilities Loan Agreement, dated April 2, 2015, by and between Integrated Private Debt Fund IV LP, Wheels Group Inc. and its subsidiaries (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 8, 2015)

Form 8-K filed on April 8, 2015

10.8

Loan and Security Agreement dated April 2, 2015 by and among Triangle Capital Corporation, as agent, the Company and certain of its subsidiaries (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on April 8, 2015)

Form 8-K filed on April 8, 2015

10.9

Executive Employment Agreement, dated effective as of February 1, 2012, by and between Wheels Group Inc. and Tim Boyce (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on April 8, 2015)

Form 8-K filed on April 8, 2015

10.10

Employment Agreement, dated effective as of April 6, 2015, by and between Wheels Group Inc. and Peter Jamieson (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on April 8, 2015)

Form 8-K filed on April 8, 2015

31.1

Certification by Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

31.2

Certification by Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation	Filed herewith

Exhibit No.	Exhibit	Method of Filing
101.DEF	XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	XBRL Taxonomy Extension Label	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: May 18, 2015	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2015	/s/ Todd E. Macomber
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