Form 10-K/A
period 2014-06-30
RADIANT LOGISTICS, INC
filed 2015-07-15
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Radiant Logistics, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2014 (the “Original 10-K”), to amend and restate Part IV, Item 15 of the Original 10-K, to file Exhibit No. 3.6, and re-file certain exhibits specified herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act, as amended, new certifications by our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment; however, paragraphs 3, 4 and 5 of the certifications have been omitted because the Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, we have not modified or updated other disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

ii

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as part of this Report

3.6	Certificate of Designations, Preferences and Rights of 9.75% Cumulative Redeemable Perpetual Preferred Stock

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Income (Operations) for the years ended June 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Index to Exhibits. See Exhibit Index Below

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger by and among Radiant Logistics, Inc., and DBA Acquisition Corp. and the Principal Shareholders of DBA Distribution Services, Inc., and EBCP I, LLC, as Shareholders’ Agent		8-K		2.1	3/31/11

2.2	Asset Purchase Agreement by and among Radiant Global Logistics, Inc., and ISLA International, Ltd.		8-K		2.1	11/15/11

	Stock Purchase Agreement by and between Radiant Logistics, Inc., Radiant Transportation Services, Inc. and On Time Express, Inc.		8-K		2.1	10/4/13

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.2	7/19/11

3.4	Certificate of Merger dated April 6, 2011 between DBA Distribution Services, Inc. and DBA Acquisition Corp.		8-K		2.3	4/12/11

3.5	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

3.6	Certificate of Designations, Preferences and Rights of 9.75% Cumulative Redeemable Perpetual Preferred Stock	X

4.1	Investor Rights Agreement dated December 1, 2011 by and between Radiant Logistics, Inc. and Caltius Partners IV, LP		8-K		4.1	12/7/11

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Option Agreement dated October 20, 2005 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.8	1/18/06

10.3	Letter Agreement dated June 10, 2011; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.1	6/10/12

10.4	Employment Agreement dated effective November 15, 2011, by and between Radiant Global Logistics, Inc. and Jonathan Fuller		8-K		10.1	12/7/11

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Dan Stegemoller		8-K		10.1	5/14/12

10.6	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber		8-K		10.2	5/14/12

10.7	Employment Agreement dated April 26, 2013 by and between Radiant Logistics, Inc. and Robert L. Hines Jr.		8-K		10.1	4/30/13

10.8	Employment Agreement dated October 1, 2013 by and between On Time Express, Inc. and Bart Wilson.		8-K		10.1	10/4/13

10.9	Employment Agreement dated October 1, 2013 by and between On Time Express, Inc. and Eric Kunz.		8-K		10.2	10/4/13

10.10	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.11	Discretionary Management Incentive Compensation Plan effective July 1, 2012		8-K		10.5	5/14/12

10.12	Loan and Security Agreement dated August 9, 2013 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc. and Bank of America, N.A.		8-K		10.1	8/14/13

10.13	First Amendment to Loan and Security Agreement dated December 9, 2013 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Logistics Partners, LLC, Radiant Transportation Services, Inc., Adcom Express, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc. Radiant Customs Services, Inc., On Time Express, Inc. and Bank of America, N.A.		8-K		10.1	12/10/13

10.14	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012		10-Q	12/31/12	10.1	2/12/13

10.15	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended		10-Q	12/31/12	10.2	2/12/13

10.16	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended		10-Q	12/31/12	10.3	2/12/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.17	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.5	2/12/13

10.18	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.6	2/12/13

10.19	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.7	2/12/13

10.20	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.8	2/12/13

10.21	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.9	2/12/13

10.22	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		DEF 14A		Annex A	10/9/12

14.1	Code of Business Conduct and Ethics		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant		10-K		21.1	9/24/14

23.1	Consent of Peterson Sullivan LLP		10-K		23.1	9/24/14

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K		32.1	9/24/14

101.INS*	XBRL Instance		10-K		101.INS	9/24/14

101.SCH*	XBRL Taxonomy Extension Schema		10-K		101.SCH	9/24/14

101.CAL*	XBRL Taxonomy Extension Calculation		10-K		101.CAL	9/24/14

101.DEF*	XBRL Taxonomy Extension Definition		10-K		101.DEF	9/24/14

101.LAB*	XBRL Taxonomy Extension Label		10-K		101.LAB	9/24/14

101.PRE*	XBRL Taxonomy Extension Presentation		10-K		101.PRE	9/24/14

*	XBRL information is furnished and not filed or part of a registration statement or prospectus of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: July 15, 2015	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	July 15, 2015
Stephen P. Harrington

/s/ Jack Edwards	Director	July 15, 2015
Jack Edwards

/s/ Richard P. Palmieri	Director	July 15, 2015
Richard P. Palmieri

/s/ Bohn H. Crain	Chairman and	July 15, 2015
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	July 15, 2015
Todd E. Macomber	Financial Officer (Principal Accounting Officer)

6