Form 10-K
period 2015-06-30
RADIANT LOGISTICS, INC
filed 2015-09-28
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2014 as reported on the NYSE MKT was $70,145,337. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 24, 2015, 48,728,827 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2015.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about, among other things: the continued retention of our relationships with our independent agents; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments effecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth below under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company,” “we” or “us”), operates as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of over 150 operating locations across North America. We provide these services through a multi-brand network comprised of approximately 31 Company owned offices and 128 locations operated by our independent agents, as well as an integrated international service partner network located in other key markets around the globe. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since we are not influenced by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement our core transportation service offering.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass from a geographical standpoint, purchasing power and/or complementary service offerings to the current platform. As we continue to grow and scale the business, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization. In addition, as we continue to grow and scale the business we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity.

Recent Developments

During our fourth fiscal quarter of 2015 (ended June 30, 2015), we completed the following three acquisitions:

•

Wheels Group, Inc. (“Wheels”), our most significant acquisition to date, is one of the largest third party logistics providers in Canada. Wheels significantly expands our scale and provides geographic and service line expansion through its truck brokerage and intermodal service offering throughout the United States and Canada. Based on its historical financial statements, Wheels generated approximately CAN$375 million in revenue for the twelve months ended December 31, 2014.

•

Service by Air, Inc. (“SBA”) is a domestic and international air freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent agency locations across North America. Based on its historical financial statements, SBA generated approximately $130.7 million in revenue for the twelve months ended August 31, 2014, including revenue attributable to the operations of SBA’s Highways and Skyways independent agency.

•

Highways and Skyways, Inc. (“Highways and Skyways”) is a provider of a full range of domestic and international transportation and logistics services, and former agent of SBA. Based on management generated internal historical financial statements, Highways and Skyways generated approximately $11.5 million in revenue for the twelve months ended December 31, 2014, $7.5 million of which was reported as SBA revenue and $4.0 million of which was reported as Highways and Skyways revenue.

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

Non-asset based business model

As a non-asset based provider, we own only a minimal amount of equipment. By not owning the transportation equipment used to transport the freight, which results in relatively no dedicated or fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

Offer significant advantages to our strategic operating partners

Our current network is predominantly represented by independent agents, who we also refer to as our “strategic operating partners”, who rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this strategic alliance, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, thus, providing our strategic operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve acting alone.

Lower-risk operation of network of strategic operating partners

We derive a substantial portion of our revenue pursuant to agreements with our strategic operating partners operating under our various brands. These arrangements afford us with a relatively low risk growth model as each operating partner is responsible for its own sales and costs of operations. Under shared economic arrangements with our operating partners, we are responsible to provide centralized back-office infrastructure, transportation and accounting systems, billing and collection services.

Diverse customer base

We service a large and diversified account base of over 12,000 accounts consisting of consumer goods, food and beverage, manufacturing and retail customers. As of the date of this report, no single customer and no strategic operating partner represented more than 5% of our net revenues, reducing risks associated with any particular industry, geographic or customer concentration.

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly more important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender and financial settlement process) drives significant productivity improvement across our network.

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

Sourcing and managing transportation

As we continue to grow and scale the business, we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. Through our acquisition of On Time Express, Inc. (“On Time”) in 2013 we have a dedicated line haul network that provides transportation capacity to our operating locations in certain key trade lanes across North America. In addition, with our recent acquisition of Wheels our network now has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our recent service line expansion will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

Value added Services

In addition to our core transportation service offerings, we also provide value added supply chain services including customs brokerage, order fulfillment, inventory management and warehouse and distribution services. We believe that our value added services allow us to leverage our transportation services in order to generate additional revenue and provide additional convenience to our customers. With our recent acquisition of Wheels, we have expanded the scope of our value added services to include warehouse and distribution services in support of U.S. shippers looking to access the Canadian markets, along with an expanded analytical consulting and reporting services capability. With our recent acquisition of SBA, we have also expanded our customs brokerage capabilities.

Industry Overview

The logistics industry is highly fragmented with thousands of companies of various sizes competing in the domestic and international markets. As business requirements for efficient and cost-effective logistics services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in the lowest cost locations, and distribute their products in numerous global markets. As a result, companies are increasingly looking to third-party logistics providers to help them execute their supply chain strategies.

Shippers typically manage their supply chains using some combination of asset and non-asset based service providers. We operate principally as a non-asset based third party logistics provider competing in the three markets of freight forwarding, truck brokerage and intermodal transportation services. According to Armstrong and Associates, the market for third party logistics services in the United States and Canada is estimated at approximately $170 billion.

Because non-asset based companies select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than their asset based competitors, who are typically focused on maximizing the utilization of their own captive fleets of trucks, aircraft and ships rather than the specific needs of the customer. Over the past two decades, the U.S. third party logistics markets has grown at a cumulative annual growth rate of approximately 9%, higher than U.S. trade growth and the average growth in GDP.

We believe there are several factors that are increasing demand for global logistics solutions. These factors include:

•	Outsourcing of non-core activities;
•	Globalization of trade;
•	Increased need for time-definite delivery;
•	Consolidation of global logistics providers;
•	Increasing influence of e-business and the Internet.

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Wheels™ Airgroup®, Adcom®, DBA™, Service By Air™ and On Time™ brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 14 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

•	Automotive Services Group, expanding our services into the automotive industry, in 2007;
•	Adcom Express, Inc., (“Adcom”) adding domestic operating partner locations, in 2008;
•	DBA Distribution Services, Inc., (“DBA”) adding two Company-owned locations and operating partner locations, in 2011;
•

ISLA International Ltd., (“ISLA”) adding a Company-owned location in Laredo, Texas, providing us with bilingual expertise in both north and south bound cross-border transportation and logistics services, in 2011;

•	Brunswicks Logistics, Inc., (“ALBS”) adding a strategic Company-owned location in New York-JFK, in 2012;
•	Marvir Logistics, Inc., (“Marvir”) adding a Company location in Los Angeles from the conversion of a former operating partner since 2006, in 2012;
•	International Freight Systems of Oregon, Inc., (“IFS”) adding a Company location in Portland, Oregon, from the conversion of a former operating partner since 2007, in 2012;

•

On Time Express, Inc., (“On Time”) adding three Company-owned locations in Phoenix, Arizona, Dallas, Texas and Atlanta, Georgia, to providing additional line haul and time critical logistics capabilities, in 2013;

•	Phoenix Cartage and Air Freight, LLC, (“PCA”) opening a Company-owned location in Philadelphia, Pennsylvania, in 2014;
•	Trans-NET, Inc. (“TNI”) expanding Company-owned operations in Seattle, Washington and providing a gateway of services to the Russian Far East, in 2014;
•

Don Cameron and Associates, Inc. (“DCA), a Minnesota based, privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2014;

•

Wheels, one of the largest third party logistics providers in Canada, offering truck brokerage services and intermodal service offering throughout the United States and Canada along with value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets, in 2015;

•	SBA, a privately-held corporation based in New York, adding three Company-owned operating locations and forty strategic operating partner locations across North America, in 2015; and
•	Highways and Skyways, a privately held Kentucky-based company, adding a Company-owned location near the Cincinnati airport from the conversion of a former SBA operating partner in 2015.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. We will continue to make enhancements to our back-office infrastructure, transportation management, and accounting systems to support this growth. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition, we will also be working to drive further productivity improvements enabled through our value-added truck brokerage and customs house brokerage service capabilities and the optimization of our own transportation capacity management opportunities available through On Time’s dedicated line haul network.

Our acquisition strategy has been designed to take advantage of shifting market dynamics. The third party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants’ need for capital, and their owners’ desire for liquidity has and will continue to produce a large number of attractive acquisition candidates. For the most part, our target acquisition candidates are generally smaller than those identified as acquisition targets of larger public companies and have limited ability to conduct their own public offerings or obtain financing that will provide them with capital for liquidity or rapid growth. We believe that many of these “smaller” companies are receptive to our acquisition program as a vehicle for liquidation or growth. We intend to be opportunistic in executing our acquisition strategy with a goal of expanding both our domestic and international capabilities.

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

Operations

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement our core transportation service offering.

As a non-asset based provider we generally do not own the transportation equipment used to transport the freight. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We may charter cargo aircraft and/or ocean vessel’s from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

The Company is organized functionally in two geographic operating segments: U.S. and Canada. Our transportation services for both the U.S. and Canada segments can be broadly placed into the categories of freight forwarding and freight brokerage services:

Freight Forwarding. As a freight forwarder, we operate as a non-asset based carrier providing domestic and international air and ocean freight forwarding services. Our freight forwarding operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, ocean carriers and other asset and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors.

Freight Brokerage. We also provide significant bi-modal brokerage capabilities providing truck load (“TL”), less–than-truckload (“LTL”) and intermodal services throughout the United States and Canada. We have a sales presence in approximately 25 key markets across North America which is managed through our centralized service centers in Chicago, Illinois and Toronto, Ontario. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of food and beverage, consumer packaged goods and frozen food and refrigerated products.

As a truck broker, we match the customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers. For our LTL service, we employ a point-to-point model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.

As an intermodal marketing company (“IMC”), we arrange for the movement of our customers’ freight in containers, trailers and rail boxcars, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

To complement our core transportation service offerings, we also provide a number of value added, including customs brokerage, order fulfillment, inventory management and warehousing services.

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

In our forwarding operations, we use a web-enabled third-party freight forwarding software (Cargowise) that is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call “Globalvision”, and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. In our brokerage operations, we utilize Wheels’ TEDS system for transportation management and Megatrans for intermodal services. In our warehousing operations, we use Microsoft’s Navision. These systems are connected to Epicor for accounting and financial reporting. All systems are integrated with “Wheelslink”, our online customer facing application providing information and reporting across all services. We have and will continue to assess and invest in technologies to maintain a “best-of-breed” technology solution set using a combination of owned and licensed technologies.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier network, and collective purchasing power. Through this strategic alliance, our operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or operating partners that separately account for more than 5% of our consolidated net revenues, although we do have a number of significant customers and operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We will compete against asset based and other non-asset based third party logistics companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe the incremental service offerings enabled through our acquisition strategy (e.g. On Time’s dedicated line haul network and Wheels’ truck brokerage and intermodal capabilities) will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional operating partners to our network.

Business Organization

With the recent acquisition of Wheels, we have determined that we have two geographic operating segments: United States and Canada. The differences in our operating and reportable segments from the Company’s last annual report are related to the acquisition of Wheels. Further information regarding our geographic operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Results of Operations,” and in the Notes to Consolidated Financial Statements in Note 13, “Operating and Geographic Segment Information.”

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

Personnel

As of the date of this report, we have 760 employees, of which 733 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

Risks Related to our Business

We need to maintain and expand our existing strategic operating partner network to increase revenues.

We sell our services through Company-owned locations and through a network of strategic operating partners throughout North America operating under the Airgroup®, Adcom®, Distribution By Air™ (aka “DBA”)and Service By Air™ (aka “SBA”) network brands. For the years ended June 30, 2015 and 2014, approximately 63% and 68% of our consolidated net revenues were derived through our strategic operating partners. We believe our strategic operating partners will remain critical to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as partner-funded reserves and indemnification obligations, and in certain instances include a personal guaranty of the independent owner. Additionally, certain of our strategic operating partner agreements may impose restrictions on us, including our ability to provide services in certain territories or to certain customers and our ability to hire employees of our strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations, the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network as, for example, we experienced the loss of certain strategic operating partners when we acquired DBA in 2011, and could face similar departures in connection with our recent acquisition of SBA, particularly as certain of their agents are operating under month-to-month arrangements. We have a number of customers and strategic operating partner locations with significant volume and stature, although with the benefit of our recent acquisitions, no single strategic operating partner location represents more than 2.5% of our net revenues. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted, and we may be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against amounts payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with independently-owned strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us that is recognized as a liability in our financial statements and used as a bad debt reserve for each strategic operating partner. We charge the bad debt reserve account of each of our strategic operating partners for any accounts receivable aged beyond 90 days. The bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts as well as other deficit balances owed to us by our strategic operating partners are recognized as a receivable in our financial statements. Other strategic operating partners are not responsible to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commission checks payable to the strategic operating partner in satisfaction of any deficit balance. As of June 30, 2015, a number of our strategic operating partners had a deficit balance in their bad debt reserve account totaling approximately $624,000. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts or repay the deficit balances, we would be at risk of loss for any such amount.

Failure to comply with obligations as an “indirect air carrier” could result in penalties and fines and limit our ability to ship freight.

We are regulated, among other things, as “indirect air carriers” by the Transportation Security Administration of the Department of Homeland Security. These agencies provide requirements, guidance and, in some cases, administer licensing requirements and processes applicable to the freight forwarding industry. We monitor our compliance and the compliance of our subsidiaries with such agency requirements. We rely on our strategic operating partners to monitor their own compliance, except when we are notified of a violation, when we may become involved. Failure to comply with these requirements, policies and procedures could result in penalties and fines. To date, a limited number of our strategic operating partners have been out of compliance with the “indirect air carrier” regulations, resulting in fines to us, which we attempt to collect from the strategic operating partners. There is no assurance that additional violations will not take place, which could result in penalties or fines or, in the extreme case, limits on our ability to ship freight.

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate information technology systems.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends, which may lead to significant ongoing software development or licensing costs. We may be unable to accurately determine the needs of our customers and strategic operating partners and the trends in the transportation services industry, or design or license and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. We expect customers and strategic operating partners to continue to demand more sophisticated, fully integrated information systems from their supply chain services providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

In addition, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

During fiscal 2016, we anticipate installing the updated version of our accounting software package. At the same time, we will be integrating the financial reporting systems of several acquired operations. If we experience problems with the installation or operation of the accounting system update, or if we fail to adequately onboard the data of our recently acquired operations into the new system, our business and financial results could be negatively affected.

Our management information and financial reporting systems are spread across diverse platforms and geographies, and we depend on information provided by strategic operating partners and acquired companies, not all of which have systems that are compatible with ours.

The growth of our business through acquisitions and strategic operating partners has resulted in our reliance on the accounting, business information, and other computer systems of these acquired or affiliated entities to capture and transmit information concerning customer orders, carrier payment, payroll, and other critical business data. Our intention is to convert acquired companies to our main accounting system, including the recent acquisitions of Wheels, SBA, and Highways and Skyways, but given that these transactions occurred recently, they have yet to be integrated. As long as an acquired business remains on another information technology system, we face additional manual calculations, training costs, delays, and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing, and reporting information could adversely impact our business, our ability to timely react to changes in volumes, prices, or other trends, or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

We depend on third-party carriers to transport our customers’ cargo.

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

We operate principally as a non-asset based transportation and logistics services company. As a result, we depend on a variety of asset-based third-party carriers, whose actions we do not directly control.

The quality and profitability of our services depend upon our effective selection and management of third-party carriers. Changes in the financial stability, operating capabilities and capacity of our third-party carriers could affect us in unpredictable ways, including volatility in pricing and to our ability to remain profitable. Any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

We have increased, and intend to increase, our revenue through organic growth, adding strategic operating partners, and acquisitions. We believe that certain of our costs, such as those related to information technology, physical locations, senior management, and sales and general operations, and excluding non-cash amortization, should grow more slowly than our net revenue, which would lead to improved net revenue margins over time. Historically, our net revenue margins have fluctuated, and have not always improved as we have grown. To the extent we fail to manage our costs, including purchased transportation, strategic operating partner commissions, personnel expenses, and sales and general expenses, our profitability may not improve or may decrease. This could adversely impact our business, results of operation, financial condition, and the trading price of our common stock.

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

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends and consumer demand that can be difficult to predict, or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangibles, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

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

Higher carrier prices may result in decreased net revenue margin.

Carriers can be expected to charge higher prices if market conditions warrant, or to cover higher operating expenses. Our net revenues and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing.

We face intense competition as a third party logistics provider.

The transportation and logistics industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than us. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

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

Our industry is consolidating and if we cannot gain sufficient market presence, we may not be able to compete successfully against larger companies in our industry.

There currently is a trend within our industry towards consolidation of the niche players into larger companies that are attempting to increase global operations through the acquisition of regional and local freight forwarders, brokers, and other freight logistics providers. If we cannot gain sufficient market presence or otherwise establish a successful strategy in our industry, we may not be able to compete successfully against larger companies in our industry.

If we are not able to limit our liability for customers’ claims for loss or damage to their goods through contract terms and limit our exposure through the purchase of insurance, we could be required to pay large amounts to our customers as compensation for their claims and our results of operations could be materially adversely affected.

In our freight forwarding operations, we have liability under law to our customers for loss or damage to their goods. We attempt to limit our exposure through release limits, indemnification by the air, ocean, and ground carriers that transport the freight, and insurance. Moreover, because a freight forwarder relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination, unless due to our own errors and omissions. However, these efforts may prove unsuccessful and we may be liable for loss and damage to the goods.

In addition to legal liability, from time to time customers exert economic pressure when the underlying carrier fails to cover the costs of loss or damage. We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected.

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

We may be subject to claims arising from transportation of freight by the carriers with which we contract.

We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded from or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

We are subject to various claims and lawsuits that could result in significant expenditures.

Our business exposes us to claims and litigation related to damage to cargo, labor and employment practices (including wage-and-hour, employment classification of independent contractor drivers, sales representatives, brokerage agents and other individuals, and other federal and state claims), personal injury, property damage, business practices, environmental liability and other matters. We carry insurance to cover most exposures, subject to specific coverage exceptions, aggregate limits, and self-insured retentions that we negotiate from time to time. However, not all claims are covered, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. For example, we are currently defending an employment-based claim with a wage and hour component that would not be covered by our insurance (description included in this report), and a claim for which the amount of asserted damages relating to the shipment of a customer’s goods exceeds our coverage limits. Based on the early stages of both of these proceedings, we are unable to determine the likelihood of a successful defense or the ultimate amount of any damages that would be awarded. To the extent we experience claims that are uninsured, exceed our coverage limits, or involve significant aggregate use of our self-insured retention amounts, the expenses could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the quarter in which the amounts are accrued. In addition, in the future, we may be subject to higher insurance premiums or increase our self-insured retention amounts, which could increase our overall costs or the volatility of claims expense.

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

Our success depends in part on our ability to maintain the image of the Radiant®, Wheels™ Airgroup®, Adcom®, Distribution By Air™, Service By Air™ and On Time™ brands and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other freight-forwarding companies. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brands.

Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.

We use both internally developed and purchased technology in conducting our business. Whether internally developed or purchased, it is possible that the user of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third party for the infringement of intellectual property rights, any settlement or adverse judgment against us either in the form of increased costs of licensing or a cease and desist order in using the technology could have an adverse effect on us and our results of operation.

We also rely on a combination of intellectual property rights, including copyrights, trademarks, domain names, trade secrets, intellectual property licenses and other contractual rights, to establish and protect our intellectual property and technology. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated; our trade secrets and other confidential information could be disclosed in an unauthorized manner to third-parties or we may fail to secure the rights to intellectual property developed by our employees, contractors and others. Given our international operations, we seek to register our trademarks and other intellectual property domestically and internationally. The laws of certain foreign countries may not protect trademarks to the same extent as do the laws of the United States. Efforts to enforce our intellectual property rights may be time consuming and costly, distract management’s attention and resources and ultimately be unsuccessful. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities.

Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

We may not successfully manage our growth.

We intend to grow rapidly and substantially, including by expanding our internal resources, making acquisitions and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, change in revenue and business models and entering into new geographic areas.

Our growth will place a significant strain on our management, operational and financial resources. We will need to continually improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, and procedures and controls to expand, train and manage our employee base. Our working capital needs will increase substantially as our operations grow. Failure to manage growth effectively, or obtain necessary working capital, could have a material adverse effect on our business, results of operations, cash flows, stock price and financial condition.

Our loans and credit facilities contain financial covenants that may limit current availability and impose ongoing operational limitations and risk of compliance.

We currently maintain (i) a USD$65.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (the “Senior Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement (the “Senior Loan Agreement”), (ii) a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”), and (iii) a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). Repayment of the foregoing credit facilities is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

Under the terms of the foregoing credit facilities, we are required to comply with certain financial covenants, including maintaining a fixed charge coverage ratio ranging from 1.05 to 1.0 and 1.1 to 1.0, depending on the type of loan facility and whether certain conditions are triggered. In addition, (i) under the IPD Loan Agreement, we are required to maintain (a) a debt service coverage ratio of at least 1.2 to 1.0 and (b) a senior debt to EBITDA ratio of at least 3.0 to 1.0, and (ii) under the Alcentra/Triangle Subordinated Loan Agreement, we are required to initially maintain a maximum adjusted leverage ratio and a maximum total leverage ratio of up to 3.75 to 1.0 and 4.25 to 1.0, respectively, with such amounts decreasing by .10 for every year of the loan, such that during the final year of the loan, the maximum adjusted leverage ratio and the maximum total leverage ratio will be 3.25 to 1.0 and 3.75 to 1.0, respectively.

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

At times we operate with a significant amount of indebtedness, which is secured by substantially all of our assets, subject to variable interest rates, and contains restrictive covenants.

Our substantial indebtedness could have adverse consequences, such as:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness with our lenders, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increased interest rates, as a substantial portion of our borrowings are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict us from making strategic acquisitions, buying assets or pursuing business opportunities; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

In addition, violating covenants in these agreements could have a material adverse effect on our business, financial condition and results of operations. Consequences if the violations are not cured or waived could include substantially increasing our cost of borrowing, restricting our future operations, termination of our lenders’ commitments to supply us with further funds, cross defaults to other obligations, or acceleration of our obligations. If some or all of our obligations are accelerated, we may not be able to fully repay them.

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Chairman and Chief Executive Officer, Bohn H. Crain, as well as certain of the other key executives and executives of our acquired businesses because of their collective industry knowledge, marketing skills and relationships with vendors, customers and strategic operating partners. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies” in Part II, Item 7 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Terrorist attacks and other acts of violence or war may affect our operations and our profitability.

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. Congress has mandated security screening of air cargo traveling on passenger airlines effective July 2010, and for ocean freight, effective July 2012, which have increased costs associated with our air and freight forwarding operations. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We intend to continue growing our international operations and will become increasingly subject to variations in the international trade market.

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. For the years ended June 30, 2015 and 2014, international transportation revenue accounted for 43% and 39% of our revenue, respectively. This amount is expected to increase after giving effect to our recent acquisition of Wheels Group Inc. (“Wheels”). All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

•	natural disasters and pandemics;
•	changes in consumer attitudes regarding goods made in countries other than their own;
•	changes in availability of credit;
•	economic conditions in other countries and regions;
•	changes in supply chain design including those resulting from near shoring, widening and deepening of canals, and port congestion or disruption;
•	changes in the price and readily available quantities of oil and other petroleum-related products; and
•	increased global concerns regarding environmental sustainability.

If any of the foregoing factors have a negative effect on the international trade market, we could suffer a decrease in our international business, which could have a material adverse effect on our results of operations and financial condition.

In connection with our international business, we are subject to certain foreign regulatory requirements, and any failure to comply with these requirements could be detrimental to our business.

We provide services in parts of the world where common business practices could constitute violations of the anticorruption laws, rules, regulations and decrees of the United States, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and of all other countries in which we conduct business; as well as trade control laws, or laws, regulations and Executive Orders imposing embargoes and sanctions; and anti-boycott laws and regulations. Compliance with these laws, rules, regulations and decrees is dependent on our employees, subcontractors, consultants, agents, third-party brokers and customers, whose individual actions could violate these laws, rules, regulations and decrees. Failure to comply could result in substantial penalties, damages to our reputation and restrictions on our ability to conduct business. In addition, any investigation or litigation related to such violations may require significant management time and could cause us to incur extensive legal and related costs, all of which may have a material adverse effect on our results of operations and operating cash flows.

International operations expose us to currency exchange risk and we cannot predict the effect of future exchange rate fluctuations on our business and operating results.

After giving effect to our recent acquisition of Wheels, we generate significant revenues from international operations, including a substantial amount in Canada. During the quarter ended June 30, 2015, which was the first quarter in which we utilized the newly acquired Wheels operations, approximately 47% of our revenues were generated from international operations, 45% of which is attributable to Wheels. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

In addition, our international operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar. There can be no guarantee that the effect of currency fluctuations will not be material in the future.

Ineffective internal controls could impact our business and operating results as well as our public reporting and stock price.

We are a relatively small company that has grown rapidly, and we face additional challenges of disparate systems and geographically dispersed management. Our internal controls over financial reporting and disclosure are strained at times due to acquisitions and other corporate development activities. From time to time, we have experienced delays in filing certain reports required under the Exchange Act.

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

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

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

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We intend to obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings. The terms of our credit facility require that we obtain the consent of our lenders prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

Our credit facilities place certain limits on the acquisitions we may make.

Under the terms of our credit facilities, we may be required to obtain the consent of each of our lenders prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) the absence of an event of default under the Senior Credit Facility, (ii) the acquisition must be consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States, Canada or certain other approved jurisdictions, and have a positive EBITDA for the 12 month period most recently ended prior to such acquisition, (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions, and (v) after giving effect for the funding of the acquisition, we must have availability under the Senior Credit Facility of at least the greater of 20% of the U.S.-based borrowing base and Canadian-based borrowing base or $12.5 million, and U.S. availability of at least $7.5 million.

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

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, even if the acquired businesses are increasing (or not diminishing) in value. Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles (“GAAP”), provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share based compensation and other non-cash charges. Thus, we believe that EBITDA and adjusted EBITDA provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

Subject to the restrictions contained under our current credit facilities, we may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired business in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay the indebtedness incurred to make these acquisitions.

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

A core component of our business plan is to acquire businesses and assets in the transportation and logistics industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

•	difficulties in integrating operations, technologies, services and personnel;
•	the diversion of financial and management resources from existing operations;
•	the risk of entering new markets;
•	the potential loss of existing or acquired strategic operating partners following an acquisition;
•	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from such departed personnel;
•	possible legal disputes with the acquired company following an acquisition; and
•	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

In certain acquisitions, we may recognize non-cash gains or losses on changes in contingent consideration. We include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to off-set certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in contingent consideration. This occurred in connection with the performance of the Company’s ISLA, ALBS, Marvir, IFS, On Time, PCA, DCA and Highways and Skyways operations. In the alternative, to the extent an acquired operation over performs anticipated earnings levels, we will recognize a non-cash expense on change in contingent consideration. These non-cash gains and expenses may have a material impact on our financial results, and the impact could be opposite to the underlying results of the acquired operation.

Not every acquisition is structured utilizing contingent consideration. Our acquisition in 2011 of DBA and our recent acquisitions of Wheels and SBA were structured without using contingent consideration. We will be unable to reduce the purchase price of these entities if they underperform relative to anticipated earnings levels.

We recently acquired Wheels, SBA and Highways and Skyways and are currently integrating their businesses into our operations.

On April 2, 2015, we acquired all of the capital stock of Wheels through a court-approved plan of arrangement. Wheels now operates as our wholly-owned subsidiary. There can be no assurance of Wheels’ ability following the acquisition to maintain and grow its revenues and operating margins in a manner consistent with its most recent operating results. Moreover, Wheels was our largest acquisition to date, and our ability to integrate Wheels’ operations with our historic operations, to realize cost synergies with Wheels, and manage the effects of the acquisition on Wheels’ existing customers and employees may be challenging.

In June 2015, we acquired SBA and Highways and Skyways. These acquisitions were smaller than Wheels, but on a combined basis, the three acquisitions may strain our resources and ability to effectively integrate the companies into our operations. If we fail to integrate any or all of these companies effectively, or fail to achieve our revenue and cost expectations, our financial condition, results of operations, and stock price could be adversely affected.

Claims against us or other liabilities we incur relating to any acquisition or business combination may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the seller’s indemnification obligations.

There may be liabilities we assume in any acquisition or business combination that we did not discover or underestimated in the course of performing our due diligence investigation. A seller will normally have indemnification obligations to us under an acquisition or merger agreement, but these obligations will be subject to financial limitations, such as general deductibles and a cap, as well as time limitations. There can be no assurance that our right to indemnification from any seller will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the amount of any undiscovered or underestimated liabilities. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, results of operations or financial condition.

We may face competition from parties who sell us their businesses and from professionals who cease working for us.

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business or who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Even if ultimately resolved in our favor, any litigation associated with the non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees.

Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with the former employee or his clients, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for us or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third parties.

Risks Related to our Common Stock

The market price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock at times or at prices you find attractive.

The market price of our common stock may fluctuate significantly as a result of a number of factors, many of which are outside our control. The current market price of our common stock may not be indicative of future market prices. Fluctuations may occur in response to the other risk factors listed in this prospectus supplement and for many other reasons, including:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity, including those resulting from the seasonality of our business;
•	our financial performance or the performance of our competitors and similar companies;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	changes in estimates of our performance or recommendations by securities analysts;
•	failure to meet securities analysts’ quarterly and annual projections;
•	the impact of new federal or state regulations;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the introduction of new services by us or our competitors;
•	the arrival or departure of key personnel;
•	acquisitions, strategic alliances or joint ventures involving us or our competitors;
•	technological innovations or other trends in our industry;
•	news affecting our customers;
•	operating and stock performance of other companies deemed to be peers;
•	regulatory or labor conditions applicable to us, our industry or the industries we serve;
•	market conditions in our industry, the industries we serve, the financial markets and the economy as a whole;
•	changes in our capital structure; and
•	sales of our common stock by us or members of our management team.

In addition, the stock market historically has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of a particular company. These broad market fluctuations may cause declines in the market price of our common stock.

Volatility in the market price of our common stock may make it difficult for you to resell shares of our common stock when you want or at attractive prices. In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs, including settlement costs or awards for legal damages, and could divert the time and attention of our management and other resources.

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

Trading in our common stock has been limited.

Although our common stock is traded on the NYSE-MKT, it remains relatively illiquid, or “thinly traded”, as compared to the volume of trading activity associated with larger companies whose shares trade on the larger national exchanges. Because of this limited liquidity, stockholders may be unable to sell their shares at the prices or volumes they desire. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry and the financial markets, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We have completed several acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. During the fiscal year ended June 30, 2015, we have issued approximately 7.1 million unregistered shares of our common stock as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds or in connection with future acquisitions as part of the purchase consideration. The availability of additional shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

We have filed universal shelf registration statement that allows us to publicly issue up to $100 million of additional securities, including debt, common stock, preferred stock, and warrants. After giving effect to our July 2015 public offering of common stock, approximately $48.3 million remains available under the shelf registration statement. The shelf registration is intended to provide greater flexibility to us in financing growth or changing our capital structure.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 24, 2015, we had 48,728,827 outstanding shares of common stock. We may in the future issue up to 4,432,769 additional shares of our common stock upon exercise of existing options.

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

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our board of directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends on our common stock is further limited by the terms of our credit facilities and outstanding Series A Preferred Stock. Accordingly, investors seeking dividend income should not purchase our stock.

If we are unable to pay quarterly dividends to the holders of our Series A Preferred Shares, we may be subject to additional penalties and requirements, all of which could have a negative effect on the holders of our common stock.

We are required to pay quarterly dividends on the shares of our Series A Preferred Shares equal to 9.75% per annum per $25.00 stated liquidation preference per Series A Preferred Share. If we do not pay dividends in full on the Series A Preferred Shares on any two dividend payment dates (whether consecutive or not), then the per annum dividend rate will increase by an additional 2.00% per $25.00 stated liquidation preference, or $0.50 per annum per Series A Preferred Share, commencing on and after the day following such second dividend payment date. On each subsequent dividend payment date on which cash dividends on the Series A Preferred Shares are not declared and paid, the annual dividend rate on the Series A Preferred Shares payable shall increase by an additional 2.00% per annum per $25.00 stated liquidation preference per Series A Preferred Share, up to a maximum annual dividend rate on the Series A Preferred Shares of 19.00%. The increase in dividend rates would have a detrimental effect on the value of the Company and the holders of its common stock.

In addition, while the voting rights of Series A Preferred Shares is extremely limited, in the event that we fail to pay six quarterly dividends, whether consecutive or not, on the Series A Preferred Shares or fail to maintain a listing on a national securities exchange, the holders of Series A Preferred Shares will have the right, voting together as a class with all other classes or series of parity securities upon which like voting rights have conferred and are exercisable, to elect two additional directors to serve on our board of directors. The appointment of such two designees to our board of directors could inhibit our ability to execute our business plan and pursue additional acquisitions.

If securities or industry analysts do not publish research about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or lower their opinion of our shares, our share price may decline. If one or more of these analysts ceases coverage of our business or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Our Series A Preferred Shares are subordinated to all of our existing and future indebtedness and lease obligations. As of June 30, 2015, we and our subsidiaries had outstanding indebtedness and liabilities of approximately $224.2 million, all of which is senior in right of payment to the Series A Preferred Shares. Our existing indebtedness restricts, and our future indebtedness may include restrictions on our ability to pay dividends to preferred shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices are located in Bellevue, Washington. We also conduct business from Company-owned offices operating from the following leased locations:

•	Atlanta, Georgia	•	Jamaica, New York	•	Portland, Oregon
•	Bloomington, Minnesota	•	Laredo, Texas	•	Quebec, Canada
•	Carson, California	•	Lawrence, New York	•	Santa Fe Springs, CA
•	Dallas, Texas	•	Louisville, Kentucky	•	Taylor, Michigan
•	Edison, New Jersey	•	Memphis, Tennessee	•	Woodbridge, New Jersey
•	Folcroft, Pennsylvania	•	Mississauga, Ontario	•	Woodbury, New York
•	Hebron, Kentucky	•	Phoenix, Arizona	•	Woodridge, Illinois

We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we and our operating subsidiaries are involved in claims, proceedings and litigation, including the following:

DBA Distribution Services, Inc. – Bretta Santini Pollara v. Radiant Logistics, Inc., United States District Court, Central District of California, Case No. 12-344 GAF

In December 2012, we recovered an award in arbitration against the former shareholders of DBA. The award arose out of a prior arbitration action against the former shareholders of DBA in which we asserted, among others, certain claims for indemnification under the Agreement and Plan of Merger (the “DBA Agreement”) dated March 29, 2011, based upon breaches we believe occurred under the DBA Agreement. These breaches included, among others, the breach of certain non-competition and non-solicitation covenants by Paul Pollara, one of the DBA selling shareholders, and Bretta Santini Pollara, a former DBA employee and wife of Mr. Pollara.

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

On April 25, 2014, a jury returned a verdict in our favor in the amount of $1,500,000, however, the judge entered a judgment notwithstanding the verdict and dismissed the case. We filed our notice of appeal with the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. Both issues are now fully briefed, and we are awaiting a consolidated hearing date from the Court of Appeals sometime before the end of the year. Due to the uncertainty associated with the litigation and judicial review process, we are unable at this time to express an opinion as to the outcome of this matter.

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against Radiant Global Logistics, Inc. (“Radiant”), DBA, and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, seeks damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleges that she and the putative class members were jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that we are liable to Ms. Barahona or the putative class members in any way and are vigorously defending against these allegations based upon our preliminary evaluation of applicable records and legal standards.

If Ms. Barahona’s allegations were to prevail on all claims we, as well as our co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either our assets or current and expected level of annual earnings, could be material when judged against our earnings in the particular quarter in which any such damages arose, if at all. However, based upon our preliminary evaluation of the matter, we do not believe we are likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) we do not believe as a matter of law we should be characterized as Ms. Barahona’s employer; (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement, with a mediation scheduled for October 2015. Nevertheless, due to the early stage of the proceeding, we are unable to express an opinion as to the likely outcome of the matter.

High Protection Company v. Air Transportation LLC et. al., High Protection Company, Plaintiff v. Professional Air Transportation, LLC, d/b/a Adcom, SLC; Radiant Logistics, Inc.; Adcom Worldwide, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., d/b/a Container Lines; Felipe Lake, Rubens Correa; and Does 1-100, Defendants, Salt Lake County, Utah, Case # 140902965

On or about May 27, 2014, we, together with our co-defendants, including certain of our subsidiaries, were sued in the Third Judicial District Court, Salt Lake County, State of Utah. The matter was subsequently removed to the Federal Courts in the United States

District Court, for the District of Utah. The lawsuit alleges liability and damages arising from the ocean shipment of five (5) armored vehicles from Jordan to the Kandahar Air Base, Afghanistan, commencing in August, 2011.

On April 10, 2011, the Plaintiff, High Protection Company, was awarded a contract from the United States Army in the amount of $716,000 for the manufacture and delivery of five armored vehicles. The vehicles were to be delivered to the Kandahar Airfield in Kandahar, Afghanistan, by May 16, 2011. The delivery of the vehicles was delayed into 2013 due to various delays that occurred during the shipping process, including the closing of the border between Pakistan and Afghanistan from November 2011 to July 2012. In June 2013, the United States Army terminated its contract with the Plaintiff. Plaintiff asserted damages against us and our co-defendants in excess of $1,000,000, including loss of a $716,000 contract with the United States Army, demurrage and storage charges now alleged to exceed $200,000, and loss of the vehicles.

Based upon our preliminary understanding of the claims, we do not believe it is likely that we will be exposed to damages, or damages that are material, since, among others: (i) we are insured for claims of this nature subject to a $1,000,000 aggregate limit for all claims made and reported during the policy period (subject to a typical reservation of rights letter received from the Underwriter); (ii) we believe the Plaintiff’s losses, if any, were due, to a material extent, to its own contributory negligence; and (iii) the Plaintiff’s claim should be limited as a result of the limitations upon liability contained within the air bill of lading and other shipping documents used in the transaction. Since the proceeding, however, is still in its early stages, we are unable at this time to express an opinion as to the outcome of this matter.

Service By Air, Inc. v. Radiant Global Logistics, Inc., Federal Court for the Northern District of Illinois, Eastern Division, Case No. 14-cv-01754

Due to our acquisition of Service By Air, Inc. in June of this year, this case has been dismissed with prejudice.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “RLGT.” The following table states the range of the high and low sales price per share, as applicable, of our common stock for each calendar quarter during our past two fiscal years as reported by the NYSE MKT. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on September 24, 2015, was $5.11 per share.

	High	Low
Year ended June 30, 2015:
Quarter ended June 30, 2015	$8.00	$4.86
Quarter ended March 31, 2015	5.33	4.10
Quarter ended December 31, 2014	4.24	3.65
Quarter ended September 30, 2014	4.00	2.93

Year ended June 30, 2014:
Quarter ended June 30, 2014	$3.45	$2.72
Quarter ended March 31, 2014	3.50	2.41
Quarter ended December 31, 2013	2.70	2.12
Quarter ended September 30, 2013	2.42	1.79

Holders

As of September 24, 2015, the number of stockholders of record of our common stock was 126. However, based upon broker inquiry conducted during September 2015, in conjunction with our proposed 2015 Annual Meeting of Stockholders, we believe there are a substantial number of additional beneficial owners of our common stock who hold their shares in street name.

Dividend Policy

We have never declared or paid cash dividends on our common stock. In addition, we and our subsidiaries are subject to certain restrictions on declaring dividends under our existing credit facilities and the Certificate of Designation of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and contractual restrictions, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Transfer Agent

The transfer agent and registrar for our common stock is Broadridge Corporate Issuer Solutions, Inc. The transfer agent and registrar’s address is 1717 Arch Street, Suite 1300, Philadelphia, Pennsylvania 19103.

Recent Issuance of Unregistered Securities

From July 1, 2014 through the date of this report we issued the following unregistered securities:

•	In September 2014, we issued 16,218 shares of common stock to the former shareholders of TNI in satisfaction of $50,000 of the purchase price.
•	In November 2014, we issued 52,452 shares of common stock to the former shareholders of On Time in satisfaction of $201,162 of the earn-out payment for the year ended June 30, 2014.
•	In December 2014, we issued 43,221 shares of common stock to the former shareholders of DCA in satisfaction of $168,750 of the purchase price.
•	In February 2015, we issued 56,819 shares of common stock to a strategic operating partner for $108,610.
•	In June 2015, we issued 27,799 shares of common stock to the former shareholders of Highways and Skyways in satisfaction of $150,000 of the purchase price.

We did not utilize or engage a principal underwriter in connection with any of the above securities transactions. The above securities were only offered, sold to or transacted with earn-outs to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In addition to the foregoing, in April 2015, we issued 6,900,000 shares of common stock to the former shareholders of Wheels in satisfaction of $38,847,000 of the purchase price for Wheels. The shares were issued in reliance upon the exemptions from registration requirements pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and applicable exemptions under state securities laws. We did not utilize or engage a principal underwriter in connection with this issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of over 150 operating locations across North America. We provide these services through a multi-brand network comprised of approximately 31 Company owned offices and 128 locations operated by our independent agents, as well as an integrated international service partner network located in other key markets around the globe. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since we are not influenced by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement our core transportation service offering.

We launched our business with the acquisition of Airgroup Corporation (“Airgroup”) in January of 2006. Since that initial platform acquisition in 2006, we have continued to enhance our back-office infrastructure, transportation and accounting systems while executing a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. In April 2015, we acquired Wheels, our most significant acquisition to date, which significantly expanded our scale and provided geographic and service line expansion through its truck brokerage and intermodal service offering throughout the United States and Canada.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass from a geographic standpoint, purchasing power and/or complementary service offerings to the current platform. As we continue to grow and scale the business, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization. In addition, as we continue to grow and scale the business we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity.

Performance Metrics

Our principal source of income is derived from freight forwarding and freight brokerage services we provide to our customers. As a third party logistics provider, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.), and the means of transport (motor carrier, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

We perform an annual impairment test for goodwill as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary we would go into a 2-step impairment test. The first step of the impairment test requires us to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. We had only one reporting unit as of April 1, 2015. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We typically perform our annual impairment test effective as of April 1 of each year, unless events or circumstances indicate, an impairment may have occurred before that time.

Acquired intangibles consist of customer related intangibles, trade names and trademarks, and non-compete agreements arising from our acquisitions. Customer related intangibles are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight line method over 15 years, and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. During the fourth quarter of 2015 we evaluated the amortizable life used for customer related intangibles and determined that to better reflect the expected future cash flows of those assets, the lives were extended from five years to a range of up to 10 years. This change in estimate, effective as of April 1, 2015, was accounted for prospectively. This change lowered amortization expense $600,000, increasing earnings per basic and diluted share approximately $.01, for the year ended June 30, 2015.

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

As a non-asset based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our air and ocean freight forwarding and freight brokerage revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. Based upon the terms in the contract of carriage, freight forwarding revenues related to shipments where we issue a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by us to reflect differences between the original accruals and actual costs of purchased transportation. This method generally results in recognition of revenues and purchased transportation costs earlier than the preferred methods under GAAP which do not recognize revenue until a proof of delivery is received or which recognize revenue as progress on the transit is made. Our method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

All other revenue, including revenue from other value-added services including freight brokerage services, customs brokerage services and warehousing and fulfillment services, is recognized upon completion of the service.

Results of Operations

Fiscal year ended June 30, 2015, compared to fiscal year ended June 30, 2014

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the fiscal years ended June 30, 2015 and 2014 (in thousands):

	Year ended June 30, 2015				Year ended June 30, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation Revenue
Forwarding	$434,976	$3,427	$—	$438,403	$348,006	$—	$—	$348,006
Brokerage	37,575	25,881	(941)	62,515	—	—	—	—
	472,551	29,308	(941)	500,918	348,006	—	—	348,006

Cost of transportation
Forwarding	321,705	2,112	—	323,817	249,898	—	—	249,898
Brokerage	33,804	22,262	(941)	55,125	—	—	—	—
	355,509	24,374	(941)	378,942	249,898	—	—	249,898

Net transportation revenue
Forwarding	113,271	1,315	—	114,586	98,108	—	—	98,108
Brokerage	3,771	3,619	—	7,390	—	—	—	—
	117,042	4,934	—	121,976	98,108	—	—	98,108
Net transportation margins	24.8%	16.8%		24.4%	28.2%			28.2%

Other value added services	1,132	615	—	1,747	1,127	—	—	1,127
Net revenues	$118,174	$5,549	$—	$123,723	$99,235	$—	$—	$99,235

Transportation revenues for the year ended June 30, 2015 were $500.9 million, consisting of Forwarding revenues of $438.4 million and Brokerage revenues of $62.5 million, compared to Transportation revenues of $348.0 million for the year ended June 30, 2014, which were categorized as Forwarding revenues. Total Transportation revenues for the year ended June 30, 2015 increased $152.9 million, or 43.9%, over Transportation revenues for the year ended June 30, 2014. The increases in Forwarding revenues were attributed to the acquisition of Wheels, SBA, and DCA, a full year of revenues for PCA and the addition of several new agent based locations. Brokerage revenues for the current year were attributable to the Wheels transaction that closed in the fourth quarter. Net transportation margins were 24.4% for the year ending June 30, 2015 compared to 28.2% for the prior year period. Net revenues were $123.7 million for the year ended June 30, 2015 compared to $99.2 million for the year ended June 30, 2014, representing an increase of $24.5 million, or 24.7%. The decrease in net margins was primarily attributed to the Wheels acquisition which added substantial brokerage operations which have lower margin characteristics than the Forwarding business.

The following table compares condensed consolidated statements of income data by geographic operating segment for the fiscal years ended June 30, 2015 and 2014 (in thousands):

	Year ended June 30, 2015				Year ended June 30, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$118,174	$5,549	$—	$123,723	$99,235	$—	$—	$99,235

Operating partner commissions	60,356	—	—	60,356	53,655	—	—	53,655
Personnel costs	28,608	3,155	2,463	34,226	19,346	—	2,491	21,837
Selling, general and administrative expenses	9,768	1,566	4,050	15,384	8,822	—	1,906	10,728
Depreciation and amortization	5,197	880	282	6,359	4,297	—	235	4,532
Transition and lease termination costs	677	92	—	769	—	—	—	—
Change in contingent consideration	(3,921)	—	—	(3,921)	(2,041)	—	—	(2,041)

Total operating expenses	100,685	5,693	6,795	113,173	84,079	—	4,632	88,711

Income (loss) from operations	17,489	(144)	(6,795)	10,550	15,156	—	(4,632)	10,524
Other income (expense)	(471)	(251)	(1,856)	(2,579)	164	—	(2,425)	(2,260)

Income before income tax expense	17,018	(395)	(8,651)	7,971	15,320	—	(7,057)	8,264
Income tax expense	—	—	(2,017)	(2,017)	—	—	(3,082)	(3,082)

Net income (loss)	17,018	(395)	(10,668)	5,955	15,320	—	(10,138)	5,182
Less: Net income attributable to non-controlling interest	(80)	—	—	(80)	(64)	—	—	(64)

Net income (loss) attributable to Radiant Logistics, Inc.	16,938	(395)	(10,668)	5,875	15,256	—	(10,138)	5,118
Less: Preferred stock dividends	—	—	(2,046)	(2,046)	—	—	(1,091)	(1,091)

Net income (loss) attributable to common stockholders	$16,938	$(395)	$(12,714)	$3,829	$15,256	$—	$(11,230)	$4,027

Operating partner commissions increased approximately $6.7 million, or 12.5%, to $60.4 million in the year ended June 30, 2015 primarily due to a change in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues, an increase in new agent based locations, and commission incentives during the fiscal year provided to new stations to join the Radiant network.

Personnel costs increased approximately $12.4 million, or 56.7%, to $34.2 million in the year ended June 30, 2015 primarily due to increased headcount associated with the acquisition of Wheels, SBA, and DCA, along with a full year of personnel costs for companies acquired in the prior year.

Selling, general and administrative (“SG&A”) expenses increased approximately $4.7 million, or 43.4%, to $15.4 million in the year ended June 30, 2015 primarily due to professional fees associated with the acquisitions of Wheels and SBA, ongoing litigation, the full year of opening a Company-owned location in Philadelphia, as well as the additional bad debt expense.

Depreciation and amortization costs increased approximately $1.9 million, or 40.3%, to $6.4 million in the year ended June 30, 2015 primarily due to increased amortization associated with Wheels and a full year of amortization associated with acquisitions completed in the prior year.

We also incurred transition and lease termination costs of $0.8 million during the year ended June 30, 2015 due to the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location, similar costs associated with a consolidation effort at the Wheels Toronto location, and non-recurring personnel costs for SBA that are expected to be eliminated in connection with the winding down of SBA’s historical back office. There were no such costs for the year ended June 30, 2014.

Change in contingent consideration increased approximately $1.9 million, or 92.2%, to $3.9 million in the year ended June 30, 2015 and represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change was primarily attributable to a reduction in management’s estimates of future pay-outs with respect to On Time, ISLA and ALBS, as they have not achieved their respective specified operating objectives, offset by an increase in management’s estimated future pay-outs for PCA and DCA, through the remainder of their respective earn-out periods.

Other expenses increased nominally by approximately $0.3 million due to a foreign exchange loss primarily attributed to a loss on the purchase of a forward contract of CAD in anticipation of the Wheels transaction, and increased interest expense due to higher bank borrowings partially offset by a lack of write-off of debt discount in the prior year.

Our increase in net income was driven principally by the increased efficiency of leveraging our scalable back-office infrastructure, and a favorable write-down of contingent consideration, offset by higher depreciation and amortization costs as well as a lack of lease termination costs in the current year.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2015 and 2014 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year ended June 30, 2015				Year ended June 30, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$118,174	$5,549	$—	$123,723	$99,235	$—	$—	$99,235

Net income (loss) attributable to common stockholders	$16,938	$(395)	$(12,714)	$3,829	$15,256	$—	$(11,230)	$4,027
Less: Preferred stock dividends	—	—	2,046	2,046	—	—	1,091	1,091
Net income (loss) attributable to Radiant Logistics, Inc.	16,938	(395)	(10,668)	5,875	15,256	—	(10,138)	5,118

Income tax expense	—	—	2,017	2,017	—	—	3,082	3,082
Depreciation and amortization	5,197	880	282	6,359	4,297	—	235	4,532
Net interest expense	—	—	1,855	1,855	—	—	1,187	1,187

EBITDA	22,135	485	(6,514)	16,106	19,553	—	(5,634)	13,919

Share-based compensation	1,053	62	—	1,115	666	—	—	666
Change in contingent consideration	(3,921)	—	—	(3,921)	(2,041)	—	—	(2,041)
Acquisition related costs	—	243	1,774	2,017	—	—	353	353
Non-recurring legal costs	—	—	601	601	—	—	615	615
Transition and lease termination costs	519	92	—	611	—	—	—	—
Loss on write-off of debt discount	—	—	—	—	—	—	1,238	1,238
Foreign exchange loss	471	268	—	739	27	—	—	27

Adjusted EBITDA	$20,257	$1,150	$(4,139)	$17,268	$18,205	$—	$(3,428)	$14,777
As a % of Net Revenues	17.1%	20.7%		14.0%	18.3%			14.9%

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisitions of On Time, Wheels and SBA. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of On Time, Wheels and SBA, as if we had acquired all of them as of July 1, 2013. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of On Time, Wheels, SBA, and the Company as adjusted to reflect the amortization of acquired intangibles. The pro forma results have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal years ended June 30, 2015 and 2014 (pro forma and unaudited):

	Twelve Months Ended June 30,		Change
	2015	2014	Amount	Percent
Transportation revenue	$872,534	$829,740	$42,794	5.2%
Cost of transportation	683,513	644,307	39,206	6.1%

Net transportation revenue	$189,021	$185,433	$3,588	1.9%
Net transportation margins	21.7%	22.3%

The following table compares certain condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the fiscal years ended June 30, 2015 and 2014 (pro forma and unaudited):

	Twelve Months Ended June 30,
	2015		2014		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$189,021	100.0%	$185,433	100.0%	$3,588	1.9%

Operating partner commissions	82,500	43.6%	78,563	42.4%	3,937	5.0%
Personnel costs	60,552	32.0%	59,629	32.2%	923	1.5%
Selling, general and administrative expenses	25,935	13.7%	24,129	13.0%	1,806	7.5%
Depreciation and amortization	12,260	6.5%	13,188	7.1%	(928)	(7.0%)
Lease termination costs	4,442	2.4%	771	0.4%	3,671	476.1%
Impairment of Intangibles	831	0.4%	—	(—%)	831	NM
Change in contingent consideration	(4,846)	(2.5%)	(2,041)	(1.1%)	(2,805)	137.4%

Total operating expenses	181,674	96.1%	174,239	94.0%	7,435	4.3%

Income from operations	7,347	3.9%	11,194	6.0%	(3,847)	(34.4%)
Other income (expense)	(4,036)	(2.1%)	(7,709)	(4.1%)	3,673	(47.6%)

Income before income tax expense	3,311	1.8%	3,485	1.9%	(174)	(5.0%)
Income tax expense	(1,290)	(0.7%)	(2,514)	(1.4%)	1,224	(48.7%)

Net income	2,021	1.1%	971	0.5%	1,050	108.1%
Less: Net income attributable to non-controlling interest	(80)	(0.1%)	(64)	(—%)	(16)	25.0%

Net income attributable to Radiant Logistics, Inc.	1,941	1.0%	907	0.5%	1,034	114.0%
Less: Preferred stock dividends	(2,045)	(1.1%)	(1,091)	(0.6%)	(954)	87.4%

Net loss attributable to common stockholders	$(104)	(0.1%)	$(184)	(0.1%)	$80	(43.5%)

The following table provides a reconciliation for the fiscal years ended June 30, 2015 and 2014 (pro forma and unaudited) of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Twelve Months Ended June 30,		Change
	2015	2014	Amount	Percent
Net transportation revenue	$189,021	$185,433	$3,588	1.9%

Net loss attributable to common stockholders	$(104)	$(184)	$80	(43.5%)
Preferred stock dividends	2,045	1,091	954	87.4%

Net income attributable to Radiant Logistics, Inc.	1,941	907	1,034	114.0%
Income tax expense	1,290	2,514	(1,224)	(48.7%)
Depreciation and amortization	12,260	13,188	(928)	(7.0%)
Net interest expense	5,932	6,566	(634)	(9.7%)

EBITDA	$21,423	$23,175	$(1,752)	(7.6%)

Share-based compensation	1,115	677	438	64.7%
Change in contingent consideration	(4,846)	(2,041)	(2,805)	137.4%
Acquisition related costs	2,017	353	1,664	471.4%
Non-recurring legal costs	601	615	(14)	(2.3%)
Lease termination costs	615	1	614	61,400.0%
Loss on write-off of debt discount	—	1,238	(1,238)	(100.0%)
Foreign exchange loss	739	28	711	2539%

Adjusted EBITDA	$21,664	$24,046	$(2,382)	(9.9%)
As a % of Net Revenues	11.5%	13.0%

Liquidity and Capital Resources

Net cash provided by operating activities was $2.1 million for the year ended June 30, 2015, compared to net cash provided of $6.9 million for the year ended June 30, 2014. The change was principally driven by the change in our net income adjusted for amortization, contingent consideration, loss on the write-off of debt discount, lease termination costs, and changes in operating assets and liabilities (primarily the changes in accounts receivable and accounts payable).

Net cash used for investing activities was $47.9 million for the year ended June 30, 2015, compared to $9.0 million for the year ended June 30, 2014. Use of cash in 2015 consisted of $44.0 million related to acquisitions and the purchase of $4.1 million of property, furniture and technology related equipment, offset by proceeds from the sale of equipment of $0.2 million. Use of cash in 2014 consisted of $7.5 million related to acquisitions, the purchase of $0.2 million of technology related equipment, and payments made to the former shareholders of acquired operations totaling $1.3 million.

Net cash provided by financing activities was $50.6 million for the year ended June 30, 2015, compared to $3.9 million for the year ended June 30, 2014. The cash provided by financing activities in 2015 consisted of borrowings from our credit facility of $30.6 million, borrowings of subordinated and other notes of $25.5 million, and a tax benefit from the exercise of stock options of $3.3 million, offset by payments of employee tax withholdings related to net share settlements of stock option exercises of $3.8 million, payment of contingent consideration made to former shareholders of acquired operations of $1.5 million, preferred dividend payments of $2.0 million, and payments of loan fees of $1.4 million. Cash from financing activities in 2014 consisted of repayments to our credit facility of $1.6 million, repayments of senior subordinated promissory notes of $10.0 million, repayments of notes payable to former shareholders of $2.8 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.9 million, payment of contingent consideration to former shareholders of acquired operations of $0.3 million, preferred dividend payments of $0.7 million, and $0.1 million in non-controlling interest distributions, offset by proceeds from the preferred stock offering of $19.3 million and a tax benefit from the exercise of stock options of $1.0 million.

Acquisitions

Below are descriptions of recent material acquisitions in the last three fiscal years including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $10.0 million or more.

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

On April 2, 2015, we acquired Wheels Group, Inc., one of the largest 3PL and transportation service providers in Canada, for aggregate consideration of approximately CAD$33.8 million and 6,900,000 shares of our common stock, in addition to the refinancing of Wheels outstanding indebtedness of approximately CAD$32 million. Wheels provides 3PL intermodal and truck brokerage services throughout the United States and Canada along with third party logistics solutions and value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets.

On June 8, 2015, we acquired SBA, a domestic and international air freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent agency locations across North America. The transaction was valued at approximately $12.0 million in cash and is subject to certain hold-back provisions and a working capital adjustment as of the closing date.

Senior Credit Facility

We have a USD$65.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (“BofA”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan). The Senior Credit Facility matures on August 9, 2018 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility were used to fund the Wheels acquisition and are available for future acquisitions, certain debt repayment and for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

The co-borrowers of the Senior Credit Facility include the following: (i) with respect to U.S. obligations under the Senior Credit Facility, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Service By Air, Inc., Highways and Skyways, Inc., and Radiant Trade Services, Inc.; and (ii) with respect to Canadian obligations under the Senior Credit Facility, Radiant Global Logistics, Ltd., Wheels Group Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc. and Wheels Associate Carriers Inc. As co-borrowers under the Senior Credit Facility, the accounts receivable of the foregoing entities are eligible for inclusion within the overall borrowing base of the Company and all borrowers ae responsible for repayment of the debt associated with applicable advances (U.S. or Canadian) under the Senior Credit Facility. In addition, we and our U.S. subsidiaries guarantee both the U.S. and Canadian obligations under the Senior Credit Facility, while our Canadian subsidiaries will guarantee only the Canadian obligations under the Senior Credit Facility.

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

Under the terms of the Senior Credit Facility, we are permitted to make additional acquisitions without the consent of the senior lenders only if certain conditions are satisfied. The conditions imposed by the Senior Credit Facility include the following: (i) the absence of an event of default under the Senior Credit Facility, (ii) the acquisition must be consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States or certain other approved jurisdictions, and have a positive EBITDA for the 12 month period most recently ended prior to such acquisition, (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions, and (v) after giving effect for the funding of the acquisition, we must have availability under the Senior Credit Facility of at least the greater of 20% of the U.S.-based borrowing base and Canadian-based borrowing base or $12.5 million, and U. S. availability of at least $7.5 million. In the event that we are not able to satisfy the conditions of the Senior Credit Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the consent of the senior lenders, or retire the Senior Credit Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

As of August 31, 2015, we have gross availability of $54.0 million, net of advances and letter of credit reserves of approximately $0.3 million for approximately $53.7 million in remaining availability under the credit facility to support future acquisitions and our on-going working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our credit facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Senior Secured Integrated Private Debt Fund IV LP Term Loan

On April 2, 2015, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a $29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment will consist of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by IPD.

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

Under the terms of the IPD Loan Agreement, we are permitted to make additional acquisitions without IPD’s consent only if certain conditions are satisfied, including, among others: (i) the equity interests or property acquired in such acquisition constitute a business reasonably related to our business or the business of Wheels; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) we or Wheels shall have provided IPD with at least 10 business days prior written notice of such acquisition that must include certain descriptive information and pro forma information regarding the acquisition; (iv) such person whose equity interests or property are being acquired shall have, as of the last day of the most recent fiscal quarter of such person, actual (or pro forma to the extent approved in writing by IPD) positive EBITDA and net income, in each case for the 12 month period ending on such date; (v) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $10,000,000 for any single transaction and $25,000,000 in the aggregate, in any fiscal year or such greater amount approved in writing by IPD; provided, however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of Radiant during the twelve-month period prior to the closing of such acquisition (as described below); (vi) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; (vii) the assets subject to the acquisition are free from all liens except those permitted under the IPD Loan Agreement; and (viii) the post-closing U.S. availability under the Senior Credit Facility is at least $7,500,000 on a pro forma basis.

Subordinated Secured Alcentra Capital Corporation and Triangle Capital Corporation Term Loan

On April 2, 2015, we obtained a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on our total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. We may be required to prepay, at the Subordinated Lenders’ option, the entire amount of the loan (including applicable prepayment premiums) upon the occurrence of certain events, such as an event of default, a change in control, or the completion of a “going private” transaction.

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

Under the Alcentra/Triangle Subordinated Loan Agreement, we are permitted to make additional acquisitions without the consent of the Subordinated Lenders only if certain conditions are satisfied, including, among others: (i) the equity interests or property acquired in such acquisition constitute a business reasonably related to the our business; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) we shall have provided the Subordinated Lenders with at least 30 business days prior written notice of such acquisition that must include certain descriptive information and pro forma information regarding the acquisition; and (iv) post-closing U.S. availability under the Senior Credit Facility is at least $7,500,000 on a pro forma basis; and (v) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $10,000,000 for any single transaction and $25,000,000 in the aggregate in any fiscal year (of which not more than $10,000,000 in the aggregate in any fiscal year may be payable in connection with acquisitions of persons located or organized within Canada) or such greater amount approved in writing by the Subordinated Lenders; provided, however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of equity interests issued by the borrowers during the 12 month period prior to the closing of such acquisition to the extent that the borrowers elect to issue equity interests. The written consent of the Subordinated Lenders shall be required if, in an acquisition described in the preceding clause, the aggregate cash consideration payable at the closing of such Acquisition is equal to or greater than $25,000,000 (or $10,000,000 with respect to any acquisition of a person located or organized within Canada).

For additional information regarding our indebtedness, see Note 6 to our consolidated financial statements contained elsewhere in this report.

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

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of that liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent accountants are included in this report, commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2015, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2015, our internal control over financial reporting is effective at the reasonable assurance level. On April 2, 2015, and June 8, 2015 the Company acquired Wheels and SBA, respectively. Refer to Note 3 of Notes to Consolidated Financial Statements for additional information regarding these events. Management has excluded these businesses from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. The revenues attributable to Wheels represented approximately 15% of the Company’s consolidated revenues for the year ended June 30, 2015 and the revenues attributable to SBA represented approximately 2% of the Company’s consolidated revenues for the year ended June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	51	Chief Executive Officer and Chairman of the Board of Directors
Stephen P. Harrington	58	Director
Jack Edwards	70	Director
Richard P. Palmieri	62	Director
Daniel Stegemoller	61	Senior Vice President & Chief Operating Officer of Radiant Global Logistics, Inc.
Todd E. Macomber	51	Senior Vice President & Chief Financial Officer
Robert L. Hines Jr.	56	Senior Vice President, General Counsel & Secretary
Tim Boyce	55	Chief Operating Officer of Rail and Truck Brokerage Operations
Peter Jamieson	61	Senior Vice President and Country Manager (Canada)

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

Richard P. Palmieri. Mr. Palmieri was appointed as a director in March 2014. Mr. Palmieri has been the Managing Director of ANR Partners, LLC, a Philadelphia-based management and financial consulting firm, since 2012. Prior to this, from 2007 to 2012, Mr. Palmieri served as the President and CEO of Canon Financial Services, Inc., the captive finance subsidiary of Canon USA. From 2003 to 2006, he was the President and CEO of Schneider Financial Services, a financial services subsidiary of a large, privately held transportation and logistics company. From 1998 to 2003, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Credit Suisse Group. From 1993 to 1998, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Deutsche Securities. Before this, he served in various finance and management positions at several large companies, including Whirlpool Financial Corporation, PacificCorp Credit, Commercial Credit Company and GE Capital. Mr. Palmieri received a Bachelor of Science in Accounting from Wagner College. As a result of these and other professional experiences, Mr. Palmieri possesses particular knowledge and experience in logistics and financial management that strengthen the Board’s collective qualifications, skills, and experience.

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

Tim Boyce has served as our Chief Operating Officer of Rail and Truck Brokerage Operations since our acquisition of Wheels in April 2015. He came to Wheels on February 1, 2012 to serve as the Executive Vice President - Marketing and Sales, and was promoted to Chief Marketing Officer shortly thereafter. From October 2013 until April 2015, he served as President of Wheels’ U.S. operations. Prior to joining Wheels, Mr. Boyce was employed by Canadian Pacific Railway where he served in various senior roles including General Manager - Sales and Marketing Domestic Intermodal. Prior to this, he was the Vice President - Sales and Marketing with Canpar Transport Ltd, a leading Canadian courier company, and TST (formerly TNT) Overland Express, a leading Canadian based LTL company serving customers across North America.

Peter Jamieson has served as our Senior Vice President and Country Manager (Canada) since our acquisition of Wheels in April 2015. Prior to this, Mr. Jamieson served as the Chief Operating Officer of Wheels since 2010 and a member of the Wheels board of directors. Prior to 2010, he served in various roles with Wheels since joining them in 1996. Prior to joining Wheels, Peter was a Director of Global Business Affairs for a multinational petro chemical company. Peter obtained a BA, Economics and Western Executive Program from the University of Western Ontario, Canada.

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

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under the Exhibit Index below.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between Radiant Logistics, Inc., Radiant Transportation Services, Inc. and On Time Express, Inc.		8-K		2.1	10/4/13

2.2	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

2.3	Stock Purchase Agreement by and between Radiant Logistics, Inc. and Service by Air, Inc.		8-K		2.1	6/8/15

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.2	7/19/11

3.4	Certificate of Merger dated April 6, 2011 between DBA Distribution Services, Inc. and DBA Acquisition Corp.		8-K		2.3	4/12/11

3.5	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

3.6	Certificate of Designations, Preferences and Rights of 9.75% cumulative Redeemable Perpetual Preferred Stock		10-K/A	6/30/14	3.6	7/15/15

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; Amendment to the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.1	6/10/12

10.3	Employment Agreement dated effective November 15, 2011, by and between Radiant Global Logistics, Inc. and Jonathan Fuller		8-K		10.1	12/7/11

10.4	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Dan Stegemoller		8-K		10.1	5/14/12

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.5	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber		8-K		10.2	5/14/12

10.6	Employment Agreement dated April 26, 2013 by and between Radiant Logistics, Inc. and Robert L. Hines Jr.		8-K		10.1	4/30/13

10.7	Employment Agreement dated October 1, 2013 by and between On Time Express, Inc. and Bart Wilson.		8-K		10.1	10/4/13

10.8	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce.		8-K		10.4	4/8/15

10.9	Employment Agreement dated April 6, 2015 by and between Wheels Group Inc. and Peter Jamieson.		8-K		10.5	4/8/15

10.10	Employment Agreement dated October 1, 2013 by and between On Time Express, Inc. and Eric Kunz.		8-K		10.2	10/4/13

10.11	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.12	Discretionary Management Incentive Compensation Plan effective July 1, 2012		8-K		10.5	5/14/12

10.13

Amendment and Restated Loan and Security Agreement dated April 2, 2015 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Radiant Trade Services, Inc. Radiant Global Logistics LTD., Wheels Group Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc., Wheels Associate Carriers Inc. and Bank of America, N.A.

			8-K		10.1	4/8/15

10.14	$29,000,000 Credit Facilities Loan Agreement dated April 2, 2015 by and among Wheels Group Inc. and Integrated Private Debt Fund IV LP.		8-K		10.2	4/8/15

10.15	Loan and Security Agreement dated April 2, 2015 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Radiant Trade Services, Inc. and Triangle Capital Corporation as Agent.		8-K		10.3	4/8/15

10.16	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012		10-Q	12/31/12	10.1	2/12/13

10.17	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended		10-Q	12/31/12	10.2	2/12/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.18	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended		10-Q	12/31/12	10.3	2/12/13

10.19	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.5	2/12/13

10.20	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.6	2/12/13

10.21	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.7	2/12/13

10.22	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.8	2/12/13

10.23	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.9	2/12/13

10.24	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		DEF 14A		Annex A	10/9/12

14.1	Code of Business Conduct and Ethics		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Peterson Sullivan LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation	X

101.DEF*	XBRL Taxonomy Extension Definition	X

101.LAB*	XBRL Taxonomy Extension Label	X

101.PRE*	XBRL Taxonomy Extension Presentation	X

* XBRL information will be filed in a 10-K/A once technical difficulties with the SEC’s EDGAR filing system are resolved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 28, 2015	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	September 28, 2015
Stephen P. Harrington

/s/ Jack Edwards	Director	September 28, 2015
Jack Edwards

/s/ Richard P. Palmieri	Director	September 28, 2015
Richard P. Palmieri

/s/ Bohn H. Crain	Chairman and	September 28, 2015
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 28, 2015
Todd E. Macomber	Financial Officer (Principal Accounting Officer)

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (“the Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

September 28, 2015

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,268,144	$2,880,205
Accounts receivable, net of allowance of $1,551,202 and $1,034,934, respectively	127,348,546	65,066,555
Current portion of employee and other receivables	110,728	232,791
Income tax deposit	4,102,191	—
Prepaid expenses and other current assets	5,671,872	2,926,431
Deferred tax asset	1,977,433	925,208
Total current assets	146,478,914	72,031,190

Furniture and equipment, net	13,175,890	1,265,107

Acquired intangibles, net	82,954,682	15,041,988
Goodwill	63,089,222	28,247,003
Employee and other receivables, net of current portion	5,000	22,070
Deposits and other assets	3,002,492	617,093
Total long-term assets	149,051,396	43,928,154
Total assets	$308,706,200	$117,224,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$92,735,266	$45,510,140
Commissions payable	9,449,047	5,569,671
Other accrued costs	7,022,242	2,517,415
Income taxes payable	—	436,328
Due to former shareholders of acquired operations	683,593	—
Current portion of notes payable	543,086	—
Current portion of contingent consideration	1,872,000	1,541,000
Current portion of transition and lease termination liability	282,849	319,826
Other current liabilities	297,727	—
Total current liabilities	112,885,810	55,894,380

Notes payable, net of current portion	85,892,515	7,243,371
Contingent consideration, net of current portion	5,741,000	9,626,000
Transition and lease termination liability, net of current portion	923	198,502
Deferred rent liability	1,143,749	560,248
Deferred tax liability	17,544,417	2,774,506
Other long-term liabilities	1,004,812	2,610
Total long-term liabilities	111,327,416	20,405,237
Total liabilities	224,213,226	76,299,617

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 42,563,224 and 34,326,308 shares issued and outstanding, respectively	24,018	15,781
Additional paid-in capital	74,658,960	34,558,785
Deferred compensation	(4,166)	(9,209)
Retained earnings	10,146,282	6,317,473
Accumulated other comprehensive loss	(394,547)	—
Total Radiant Logistics, Inc. stockholders’ equity	84,431,386	40,883,669
Non-controlling interest	61,588	41,165
Total stockholders’ equity	84,492,974	40,924,834
Total liabilities and stockholders’ equity	$308,706,200	$117,224,451

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended June 30,
	2015	2014
Revenues	$502,664,981	$349,133,058
Cost of transportation	378,942,137	249,897,847
Net revenues	123,722,844	99,235,211

Operating partner commissions	60,355,824	53,654,531
Personnel costs	34,225,627	21,836,922
Selling, general and administrative expenses	15,384,020	10,728,131
Depreciation and amortization	6,358,847	4,532,135
Transition and lease termination costs	769,541	—
Change in contingent consideration	(3,921,222)	(2,040,567)
Total operating expenses	113,172,637	88,711,152

Income from operations	10,550,207	10,524,059

Other income (expense):
Interest income	16,701	8,091
Interest expense	(1,873,140)	(1,194,303)
Loss on write-off of debt discount	—	(1,238,409)
Foreign exchange loss	(738,858)	(27,563)
Other	16,429	191,945
Total other expense	(2,578,868)	(2,260,239)

Income before income tax expense	7,971,339	8,263,820

Income tax expense	(2,016,557)	(3,081,865)

Net income	5,954,782	5,181,955
Less: Net income attributable to non-controlling interest	(80,423)	(63,642)

Net income attributable to Radiant Logistics, Inc.	5,874,359	5,118,313
Less: Preferred stock dividends	(2,045,550)	(1,091,275)

Net income attributable to common stockholders	$3,828,809	$4,027,038

Other comprehensive income (loss):
Foreign currency translation loss	(394,547)	—
Comprehensive income	$3,434,262	$4,027,038

Net income per common share:
Basic	$0.11	$0.12
Diluted	$0.10	$0.11

Weighted average shares outstanding:
Basic shares	36,446,778	33,716,367
Diluted shares	38,021,511	35,458,401

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Stockholders’ Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Loss	Interest	Equity
Balance as of June 30, 2013	—	$—	33,348,166	$14,803	$13,873,157	$(14,252)	$1,943,530	$—	$67,523	$15,884,761
Issuance of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock at $25.00 per share, net of underwriting and offering costs of $1,659,341	839,200	839	—	—	19,319,820	—	—	—	—	19,320,659
Issuance of common stock to former On Time shareholders at $2.11 per share	—	—	237,320	237	499,763	—	—	—	—	500,000
Issuance of common stock to former ISLA shareholders at $2.21 per share	—	—	26,188	26	57,812	—	—	—	—	57,838
Issuance of common stock to former Phoenix Cartage shareholders at $2.93 per share	—	—	17,083	17	49,983	—	—	—	—	50,000
Share-based compensation	—	—	—	—	661,055	—	—	—	—	661,055
Amortization of deferred compensation	—	—	—	—	—	5,043	—	—	—	5,043
Cashless exercise of stock options	—	—	697,551	698	(885,513)	—	—	—	—	(884,815)
Tax benefit from exercise of stock options	—	—	—	—	982,708	—	—	—	—	982,708
Preferred dividends paid	—	—	—	—	—	—	(744,370)	—	—	(744,370)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(90,000)	(90,000)
Net income	—	—	—	—	—	—	5,118,313	—	63,642	5,181,955
Balance as of June 30, 2014	839,200	$839	34,326,308	$15,781	$34,558,785	$(9,209)	$6,317,473	$—	$41,165	$40,924,834
Issuance of common stock to former TNI shareholders at $3.08 per share	—	—	16,218	16	49,984	—	—	—	—	50,000
Issuance of common stock to former On Time shareholders at $3.84 per share	—	—	52,452	52	201,110	—	—	—	—	201,162
Issuance of common stock to former DCA shareholders at $3.90 per share	—	—	43,221	43	168,707	—	—	—	—	168,750
Issuance of common stock to Operating Partner	—	—	56,819	57	108,553	—	—	—	—	108,610
Issuance of common stock to former Wheels' shareholders at $5.63 per share	—	—	6,900,000	6,900	38,840,100	—	—	—	—	38,847,000
Issuance of common stock to former Highways shareholders at $5.40 per share	—	—	27,799	28	149,972	—	—	—	—	150,000
Share-based compensation	—	—	—	—	1,110,317	—	—	—	—	1,110,317
Amortization of deferred compensation	—	—	—	—	—	5,043	—	—	—	5,043
Cashless exercise of stock options	—	—	1,140,407	1,141	(3,784,487)	—	—	—	—	(3,783,346)
Tax benefit from exercise of stock options	—	—	—	—	3,255,919	—	—	—	—	3,255,919
Preferred dividends paid	—	—	—	—	—	—	(2,045,550)	—	—	(2,045,550)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(60,000)	(60,000)
Net income	—	—	—	—	—	—	5,874,359	—	80,423	5,954,782
Comprehensive loss	—	—	—	—	—	—	—	(394,547)	—	(394,547)
Balance as of June 30, 2015	839,200	$839	42,563,224	$24,018	$74,658,960	$(4,166)	$10,146,282	$(394,547)	$61,588	$84,492,974

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,954,782	$5,181,955
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
share-based compensation expense	1,115,360	666,098
amortization of intangibles	5,394,306	4,013,175
depreciation and leasehold amortization	964,541	518,960
deferred income tax benefit	(1,756,025)	(439,971)
amortization of loan fees and original issue discount	145,010	203,003
change in contingent consideration	(3,921,222)	(2,040,567)
loss on write-off of debt discount	—	1,238,409
transition and lease termination costs	523,586	—
loss on disposal of fixed assets	56,219	—
recovery of provision for doubtful accounts	(169,583)	(410,712)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(3,289,498)	(9,380,256)
employee and other receivables	140,220	170,695
income tax deposit and income taxes payable	(4,252,354)	125,689
prepaid expenses, deposits and other assets	(691,317)	(320,186)
accounts payable and accrued transportation costs	779,036	8,147,051
commissions payable	1,438,376	(516,653)
other accrued costs	464,384	93,535
other liabilities	(349,126)	(857)
deferred rent liability	247,049	(23,153)
lease termination liability	(743,029)	(292,521)
Net cash provided by operating activities	2,050,715	6,933,694

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year, net of cash acquired	(44,031,165)	(7,452,056)
Purchase of furniture and equipment	(4,091,898)	(237,733)
Proceeds from sale of furniture and equipment	233,150	—
Payments to former shareholders of acquired operations	—	(1,311,775)
Net cash used for investing activities	(47,889,913)	(9,001,564)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	30,566,353	(1,633,612)
Proceeds from notes payable	25,547,730	—
Payment of loan fees	(1,352,723)	—
Repayment of notes payable	—	(12,767,091)
Proceeds from preferred stock, net of offering costs	—	19,320,659
Payments of shelf registration costs	(158,483)	—
Payments of contingent consideration	(1,456,826)	(259,596)
Payment of preferred stock dividends	(2,045,550)	(744,370)
Distributions to non-controlling interest	(60,000)	(90,000)
Proceeds from sale of common stock	108,610	—
Payment of employee tax withholdings related to cashless stock option exercises	(3,783,346)	(884,815)
Tax benefit from exercise of stock options	3,255,919	982,708
Net cash provided by financing activities	50,621,684	3,923,883

Effect of exchange rate changes on cash and cash equivalents	(394,547)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,387,939	1,856,013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,880,205	1,024,192

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,268,144	$2,880,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,764,249	$2,493,092
Interest paid	$1,596,198	$1,260,219

(continued)

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

In April 2015, the Company issued 6,900,000 shares of common stock at a fair value of $5.63 per share in satisfaction of the Wheels Group Inc. purchase price, resulting in an increase to common stock of $6,900 and an increase to additional paid-in capital of $38,840,100.

In June 2015, the Company issued 27,799 shares of common stock at a fair value of $5.40 per share in satisfaction of $150,000 of the Highways and Skyways, Inc. purchase price, resulting in an increase to common stock of $28 and an increase to additional paid-in capital of $149,972.

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) operates as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. The Company services a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which it supports from an extensive network of over 150 operating locations across North America. The Company provides these services through a multi-brand network comprised of approximately 31 Company owned offices and 128 locations operated by its independent agents, as well as an integrated international service partner network located in other key markets around the globe. As a third party logistics company, the Company has approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for higher return on invested capital and net cash flows than the Company’s asset-based competitors.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary business operations involve arranging the shipment, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement its core transportation service offering.

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s new truck brokerage and intermodal service offerings, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale the business, the Company is creating density in its trade lanes which creates opportunities for the Company to more efficiently source and manage our transportation capacity.

In addition to its focus on organic growth, it will continue to search for acquisition candidates that bring critical mass from a geographic standpoint, purchasing power and/or complementary service offerings to the current platform. As the Company continues to grow and scale the business, it remains focused on leveraging its back-office infrastructure to drive productivity improvement across the organization.

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

The carrying values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, and other accrued costs approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $3,137,103 and $3,837,619 as of June 30, 2015 and 2014, respectively.

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

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under the various Company brands. Each individual strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the office. To facilitate this arrangement, certain strategic operating partners are required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts, as well as other deficit balances owed to us by our strategic operating partners, are recognized as a receivable in the Company’s financial statements. Other strategic operating partners are not responsible to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these operating partners. However, to the extent any of these operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount.

g)	Furniture and Equipment

Technology (computer software, hardware, and communications), furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using three to fifteen year lives for vehicles, communication, office, furniture, and computer equipment using the straight line method of depreciation. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

h)	Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Company had only one reporting unit as of April 1, 2015. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of June 30, 2015, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

	June 30,
	2015	2014
Goodwill, beginning of year	$28,247,003	$15,952,544
Wheels acquisition	28,524,922	—
SBA acquisition	4,626,273	—
OTE acquisition	—	10,892,459
Other acquisitions	1,691,024	1,402,000

Goodwill, end of year	$63,089,222	$28,247,003

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight line method over 15 years, and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. During the fourth quarter of 2015 the Company evaluated the amortizable life used for customer related intangibles and determined that to better reflect the expected future cash flows of those assets, the lives were extended from five years to a range of up to 10 years. This change in estimate, effective as of April 1, 2015, was accounted for prospectively. This change lowered amortization expense $600,000, increasing earnings per basic and diluted share approximately $.01, for the year ended June 30, 2015.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2015.

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

2016	$5,277,048
2017	4,642,041
2018	3,136,454
2019	2,383,430
2020	1,294,964
Thereafter	789,485

Total minimum lease payments	$17,523,422

Rent expense amounted to $2,750,070 and $1,868,797 for the years ended June 30, 2015 and 2014.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of certain nonrecurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of SBA estimated at $158,358, as well as the periodic expense of retention bonuses, estimated to be $685,000, which is being expensed over the requisite service period.

The transition and lease termination liability consists of the following:

	Lease Termination Costs	Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2013	$810,849	$—	$—	$810,849
Payments and other	(292,521)	—	—	(292,521)

Balance as of June 30, 2014	518,328	—	—	518,328
Lease termination and transition costs	582,683	28,500	158,358	769,541
Payments and other	(845,739)	—	(158,358)	(1,004,097)

Balance as of June 30, 2015	$255,272	$28,500	$—	$283,772

m)	401(k) Savings Plan

The Company has employee savings plans under which the Company provides safe harbor matching contributions. During the years ended June 30, 2015 and 2014, the Company’s contributions under the plans were $523,673 and $343,209, respectively.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties, if any, are recorded as a component of interest expense or other expense, respectively.

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

As a non-asset based carrier, the Company generally does not own transportation assets. The Company generates the major portion of its freight forwarding revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin net of duties and taxes. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

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

The Company recorded share-based compensation expense of $1,115,360 and $666,098 for the years ended June 30, 2015 and 2014, respectively.

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

For the year ended June 30, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 38,021,511 shares of common stock, including unvested restricted stock awards and options to purchase 4,514,464 shares of common stock as of June 30, 2015, of which 918,290 were excluded as their effect would have been antidilutive. For the year ended year ended June 30, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,458,401 shares of common stock, including unvested restricted stock awards and options to purchase 5,132,735 shares of common stock as of June 30, 2014, of which 1,465,317 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Year ended June 30,
	2015	2014
Weighted average basic shares outstanding	36,446,778	33,716,367
Dilutive effect of share-based awards	1,574,733	1,742,034

Weighted average dilutive shares outstanding	38,021,511	35,458,401

r)	Foreign Currency Translation

For the Company’s significant foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items are recognized in the consolidated statements of income.

s)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal year 2015.

t)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of that liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2015 Acquisitions

Wheels Group, Inc.

On April 2, 2015, the Company acquired the outstanding stock of Wheels Group, Inc (“Wheels”). Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately $26.9 million in cash and 6,900,000 shares of common stock. The Company is also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. Wheels is one of the largest third party logistics providers in Canada. Wheels, founded in 1988, provides truck brokerage and intermodal services throughout the United States and Canada along with value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries. The goodwill recognized is attributed to a larger geographic footprint and an increased service line expansion and is not deductible for tax purposes. The results of operations for Wheels are included in the Company’s financial statements as of the date of purchase. The Company filed financial statements and pro forma financial information on form 8-K/A with the Securities and Exchange Commission on April 27, 2015.

Service by Air, Inc.

On June 8, 2015, the Company acquired the outstanding stock of Service by Air, Inc. (“SBA”), a privately-held New York corporation founded in 1976. SBA is a domestic and international freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent operating partners across North America. The base purchase price is approximately $12.25 million, consisting of $11.4 million paid in cash at closing, and $.85 million payable net of working capital and other holdbacks. The goodwill recognized is attributable primarily to the expected cost synergies associated with eliminating redundancies and migrating back-office operations of SBA to the Company and is not deductible for tax purposes. The results of operations for SBA are included in the Company’s financial statements as of the date of purchase.

Other acquisitions

On September 1, 2014, through a wholly-owned subsidiary, the Company acquired the assets and operations of Trans-Net, Inc. (“TNI”), a privately-held company based in Issaquah, Washington. TNI has extensive experience providing integrated project logistics solutions in key Russian oil, gas, mining and infrastructure development markets. On December 15, 2014, through a wholly-owned subsidiary, the Company acquired the assets and operations of Don Cameron & Associates, Inc. (“DCA”), a privately-held company based in Minneapolis, Minnesota. DCA has extensive experience providing a full range of domestic and international transportation and logistics services across North America to the med-tech, advertising/marketing, pharmaceutical, and trade show industries. Effective as of June 1, 2015, through a wholly-owned subsidiary, the company acquired the stock of Highways and Skyways, Inc. (“Highways”), a privately-held company based near Cincinnati, Ohio. Highways services a full range of domestic and international transportation and logistics services to manufacturing, apparel, paper products, medical devices, consumer products and technology industries. Each of the TNI, DCA and Highways acquisitions include earn-out payments that are payable upon achieving certain earnings up to a maximum contingent consideration of $6.5 million, although there are no maximums on certain of the earn-out payments.

Each of the TNI, DCA and Highways acquisitions were financed with proceeds from the Company’s Credit Facility (as defined in Note 6), and the transactions were structured using cash, stock, and earn-out payments. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of these acquisitions was not material to the condensed consolidated financial statements.

Other acquisitions

The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred:	Wheels	SBA	Other
Cash, net of cash acquired	$26,947,942	$10,903,458	$5,718,869
Common stock	38,847,000	—	368,750
Estimated working capital and other holdbacks	—	460,895	683,593
Contingent consideration	—	—	2,025,210

	$65,794,942	$11,364,353	$8,796,422

The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The purchase price allocation for the acquisitions is as follows:

	Wheels	SBA	Other
Current assets	$36,800,397	$23,420,145	$756,726
Furniture and equipment	8,672,309	112,000	117,510
Deferred tax asset	7,879,689	96,000	—
Other assets	1,019,879	1,134,287	—
Intangibles	59,700,000	7,082,000	6,525,000
Goodwill	28,524,922	4,626,273	1,691,024

Total assets acquired	142,597,196	36,470,705	9,090,260

Other liabilities	34,270,565	22,379,782	293,838
Notes payable	23,078,148	—	—
Long-term deferred tax liability	19,453,541	2,726,570	—

Total liabilities assumed	76,802,254	25,106,352	293,838

Net assets acquired	$65,794,942	$11,364,353	$8,796,422

Fair value of acquired receivables:	Wheels	SBA	Other
Gross amount due	$34,902,914	$18,959,474	$833,782
Estimated uncollectible amounts	(267,625)	(418,226)	(77,056)

	$34,635,289	$18,541,248	$756,726

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

Pro Forma

If the acquisitions of Wheels and SBA had taken place effective July 1, 2013, the result would have produced combined revenue of $872.8 million and $829.7 million and combined net income of $0.5 million and $1.0 million for the years ended June 30, 2015 and 2014, respectively. The unaudited pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and any borrowings undertaken to finance the acquisition had taken place at the beginning of fiscal 2014.

Since acquisition, Wheels (acquired April 2, 2015) and SBA (acquired June 8, 2015) produced revenue of approximately $76.1 million and $9.5 million, income before taxes of approximately $1.4 million and $0.3 million, excluding amortization of intangibles resulting from the acquisition of approximately $1.4 million and $0.1 million, respectively.

Fiscal Year 2014 Acquisitions

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

The purchase price allocation for the On Time acquisition is as follows:

Current a!ssets	$3,260,183
Furniture and equipment	256,516
Deferred tax asset	146,000
Other assets	86,500
Intangibles	8,176,000
Goodwill	10,892,459

Total assets acquired	22,817,658

Current liabilities	1,843,474
Long-term deferred tax liability	3,270,400

Total liabilities assumed	5,113,874

Net assets acquired	$17,703,784

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

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase.

NOTE 4 – FURNITURE AND EQUIPMENT

	June 30,
	2015	2014
Vehicles	$4,886,072	$45,893
Communication equipment	111,790	45,499
Office and warehouse equipment	471,915	321,223
Furniture and fixtures	585,820	250,596
Computer equipment	1,364,198	767,381
Computer software	7,209,965	1,801,998
Leasehold improvements	1,324,437	930,946

	15,954,197	4,163,536
Less: Accumulated depreciation and amortization	(2,778,307)	(2,898,429)

	$13,175,890	$1,265,107

Depreciation and amortization expense related to furniture and equipment was $964,541 and $518,960 for the years ended June 30, 2015 and 2014, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	June 30,		Weighted-Average
	2015	2014	Life
Customer related	$88,287,640	$29,119,640	8.9 years
Trade names and trademarks	14,069,000	—	14.8 years
Covenants not to compete	730,000	660,000	2.5 years

	103,086,640	29,779,640
Less: Accumulated amortization	(20,131,958)	(14,737,652)

	$82,954,682	$15,041,988

Amortization expense amounted to $5,394,306 and $4,013,175 for the years ended June 30, 2015 and 2014. Future amortization expense for the fiscal years ending June 30 are as follows:

2016	$8,778,204
2017	8,749,204
2018	8,714,538
2019	8,683,204
2020	8,571,058
Thereafter	39,458,474

$82,954,682

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	Year ended June 30,
	2015	2014
Long-term Credit Facility	$37,707,686	$7,243,371
Senior Secured Loan	23,218,575	—
Subordinated Secured Loan	25,000,000	—
Other notes payable	509,340	—

Total notes payable and other long-term debt	86,435,601	7,243,371
Less: Current portion	(543,086)	—

Total notes payable, net of current portion	$85,892,515	$7,243,371

Future maturities of notes payable and other long-term debt for the years ending June 30 are as follows:

2016	$543,086
2017	2,489,611
2018	2,603,218
2019	40,333,976
2020	2,806,361
Thereafter	37,659,349

$86,435,601

Bank of America Credit Facility

The Company has a $65.0 million senior credit facility (the “Credit Facility”) with Bank of America, N.A. (the “Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement. The Credit Facility includes a $2.0 million sublimit to support letters of credit and matures August 9, 2018.

Borrowings accrue interest based on the Company’s fixed charge coverage ratio at the Lender’s base rate plus 0.0% to 0.50% or LIBOR plus 1.50% to 2.25%. The Credit Facility provides for advances of up to 85% of the eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions. The Credit Facility is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers.

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2015, the Company was in compliance with all of its covenants.

As of June 30, 2015, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $14,530,000 available for borrowing under the Credit Facility based on advances outstanding.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain 5 months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying consolidated financial statements. The loan repayment will consist of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of June 30, 2015, the Company was in compliance with all of its covenants.

The loan is collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets.

Subordinated Secured Loan

In connection with its acquisition of Wheels, the Company obtained a $25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on the Company’s total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. The Company may be required to prepay, at the Subordinated Lenders’ option, the entire amount of the loan (including applicable prepayment premiums) upon the occurrence of certain events, such as an event of default, a change in control, or the completion of a “going private” transaction. As of June 30, 2015, the Company was in compliance with all of its covenants.

The loan is collateralized by a third-priority security interest in all of the Company’s U.S. based assets. The loan is subordinate to the Senior Credit Facility and the loan from IPD, and is senior to all other indebtedness.

Caltius Senior Subordinated Notes

In connection with the Company’s acquisition of ISLA, the Company entered into an Investment Agreement with Caltius Partners IV, LP and Caltius Partners Executive IV, LP (collectively, “Caltius”). Under the Investment Agreement, Caltius provided the Company with a $10.0 million aggregate principal amount evidenced by the issuance of senior subordinated notes (the “Senior Subordinated Notes”), the net proceeds of which were primarily used to finance the cash payments due at closing of the ISLA transaction. The Senior Subordinated Notes accrued interest at the rate of 13.5% per annum. The Company repaid the principal balance in full during the year ended June 30, 2014. The early payment resulted in a write-off of the loan fees and original issue discount of $1,238,409.

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

DBA – Notes Payable

In connection with the DBA acquisition, the Company issued notes payable in the amount of $4.8 million payable to the former shareholders of DBA. The notes accrue interest at a rate of 6.5%, and such interest is payable quarterly. The Company elected to satisfy $2.4 million of the notes through the issuance of the Company’s common stock. The principal amount of the notes was repaid in full during the year ended June 30, 2014.

On Time Notes Payable

In connection with the On Time acquisition, the Company issued notes payable in the amount of $2.0 million payable to the former shareholders of On Time. The notes accrue interest at a rate of 6.0%, and such principal and interest is payable quarterly. The principal amount of the notes was repaid in full during the year ended June 30, 2014.

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

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, commencing on April 30, 2014, when, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of June 30, 2015, the Company was in compliance with this ratio.

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

For the year ended June 30, 2015, the Company’s board of directors declared and paid a cash dividend to holders of Series A Preferred Shares in the amount of $2.4375 per share, totaling $2,045,550.

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

For the year ended June 30, 2015, RLP recorded $134,039 in profits, of which RCP’s distributable share was $80,423. For the year ended June 30, 2014, RLP recorded $106,070 in profits, of which Mr. Crain’s distributable share was $63,642. The non-controlling interest recorded as a reduction of income on the consolidated statements of income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
	2015	2014
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$106,272	$73,989
Prepaid expenses and other current assets	2,500	1,581

	$108,772	$75,570

LIABILITIES AND PARTNERS’ CAPITAL
Other accrued costs	$6,125	$6,962
Partners’ capital	102,647	68,608

	$108,772	$75,570

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2015
	Level 3	Total
Contingent consideration	$7,613,000	$7,613,000

	Fair Value Measurements as of June 30, 2014
	Level 3	Total
Contingent consideration	$11,167,000	$11,167,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years.

Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of income. The Company recorded a decrease to contingent consideration of $3,921,222 and $2,040,567 for the years ended June 30, 2015 and 2014, respectively. The change in the current period is principally attributable to a reduction in management’s estimates of future pay-outs for On Time, ISLA International, Ltd. and ALBS Logistics, Inc., offset by an increase in management’s estimated future pay-out for PCA and DCA.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $26,620,000 through earn-out periods measured through August 2018, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $0.8 million, and also includes approximately $1.6 million that was earned during fiscal year 2015.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2013	$4,025,000
Increase related to accounting for acquisitions	9,500,000
Contingent consideration paid	(317,433)
Change in fair value	(2,040,567)

Balance as of June 30, 2014	$11,167,000
Increase related to accounting for acquisitions	2,025,210
Contingent consideration paid	(1,657,988)
Change in fair value	(3,921,222)

Balance as of June 30, 2015	$7,613,000

NOTE 10 – PROVISION FOR INCOME TAXES

	June 30,
	2015	2014
Current deferred tax assets:
Allowance for doubtful accounts	$542,901	$413,974
Accruals	516,710	333,342
Deferred rent	195,267	127,931
Net operating loss carry-forward	619,424	—
Other	103,131	49,961

	$1,977,433	$925,208

Long-term deferred tax assets (liabilities):
Share-based compensation	$613,323	$715,297
Fixed asset basis differences	(2,072,853)	(303,976)
Goodwill deductible for tax purposes	(1,197,678)	319,094
Intangibles	(17,495,997)	(3,835,802)
Deferred rent	58,183	303,500
Net operating loss carry-forward	2,069,052	—
Other, net	481,553	27,381

	$(17,544,417)	$(2,774,506)

Income tax expense attributable to operations is as follows:

	Year ended June 30,
	2015	2014
Current:
Federal	$3,445,203	$3,120,663
State	321,002	547,173
Foreign	6,377	—

Deferred:
Federal	(1,510,436)	(458,386)
State	(241,711)	(127,585)
Foreign	(3,878)	—

	$2,016,557	$3,081,865

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
	2015	2014
Tax expense at statutory rate	$2,683,526	$2,788,086
Permanent differences	58,770	46,525
State income taxes	18,464	276,928
Foreign income taxes	150,579	—
Transaction costs	618,354	—
Contingent consideration	(1,485,707)	—
Other	(27,429)	(29,674)

	$2,016,557	$3,081,865

The following table reconciles the Company’s uncertain income tax positions:

Balance as of June 30, 2014	$—
Additions on tax positions related to the current year	80,856
Additions on tax positions related to the prior year	226,872

Balance as of June 30, 2015	$307,728

Approximately $203,100 of the total gross unrecognized tax benefits as of June 30, 2015, if recognized, would impact the effective tax rate.

Tax years which remain subject to examination by federal authorities are the years ended June 30, 2012 through June 30, 2015. Tax years which remain subject to examination by state authorities are the years ended June 30, 2011 through June 30, 2015.

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

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During the years ended June 30, 2015 and 2014, the Company recognized share-based compensation expense of $5,043 related to stock awards. The following table summarizes stock award activity under the plan for years ended June 30, 2015 and 2014:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2013	10,804	$1.62
Vested	(3,113)	1.62

Balance as of June 30, 2014	7,691	$1.62
Vested	(3,114)	1.62

Balance as of June 30, 2015	4,577	$1.62

Stock Options

During the years ended June 30, 2015 and 2014, the Company recognized share-based compensation expense related to stock options of $1,110,317 and $661,055, respectively. The following table summarizes the activity under the plan:

	Year ended June 30, 2015		Year ended June 30, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,125,044	$1.46	5,255,781	$1.05
Granted	1,598,363	4.50	1,229,658	2.41
Exercised	(2,118,711)	0.84	(1,253,395)	0.67
Forfeited	(94,809)	2.56	(107,000)	1.61

Outstanding, end of year	4,509,887	$2.80	5,125,044	$1.46

Exercisable, end of year	1,271,938	$1.36	2,779,902	$0.81

Non-vested, end of year	3,237,949	$3.36	2,345,142	$2.23

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30,
	2015	2014
Risk-Free Interest Rate	1.45 - 2.01%	1.95% - 2.21%
Expected Term	6.5 years	6.5 years
Expected Volatility	55.58 - 62.56%	63.49% - 64.99%
Expected Dividend Yield	0.00%	0.00%

As of June 30, 2015, the Company had approximately $5,663,653 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 4.02 years. The aggregate intrinsic value of options exercised during the years ended June 30, 2015 and 2014 was $10,278,674 and $3,041,577, respectively.

The following table summarizes outstanding and exercisable options by price range as of June 30, 2015:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 - $0.49	510,000	3.39	$0.24	$3,604,600	510,000	3.39	$0.24	$3,604,600
$0.50 - $0.99	37,347	4.03	0.61	250,298	32,162	3.80	0.61	215,507
$1.00 - $1.49	138,468	6.04	1.33	828,293	86,523	5.67	1.30	520,003
$1.50 - $1.99	621,536	7.82	1.90	3,365,543	124,753	7.63	1.86	680,472
$2.00 - $2.49	1,217,249	7.17	2.29	6,110,339	449,779	6.72	2.30	2,251,537
$2.50 - $2.99	190,000	8.72	2.81	855,900	30,000	8.73	2.82	134,700
$3.00 - $3.49	574,353	9.06	3.17	2,380,419	38,721	8.76	3.06	164,692
$3.50 - $3.99	210,000	9.44	3.97	701,800	—	—	—	—
$4.00 - $4.49	217,093	9.42	4.17	680,869	—	—	—	—
$4.50 - $4.99	266,200	9.64	4.58	728,022	—	—	—	—
$5.00 - $5.49	87,641	9.87	5.26	179,321	—	—	—	—
$5.50 - $5.99	400,000	9.76	5.63	672,000	—	—	—	—
$7.00 - $7.49	25,000	9.97	7.45	—	—	—	—	—
$7.50 - $7.99	15,000	9.99	7.88	—	—	—	—	—

	4,509,887	7.75	$2.80	$20,357,403	1,271,938	5.44	$1.36	$7,571,511

NOTE 12 – CONTINGENCIES

Legal Proceedings

DBA Distribution Services, Inc. – Bretta Santini Pollara v. Radiant Logistics, Inc., United States District Court, Central District of California, Case No. 12-344 GAF

In December 2012, an arbitrator awarded the Company damages from the former shareholders of DBA, finding that the former shareholders breached certain representations and warranties contained in the DBA Agreement. In addition, the arbitrator found that Paul Pollara breached his noncompetition obligation to the Company and enjoined Mr. Pollara from engaging in any activity in contravention of his obligations of noncompetition and non-solicitation, including activities that relate to Santini Productions and his spouse, Bretta Santini Pollara until March 2016. The award also provided that the former DBA Shareholders and Mr. Pollara must pay to the Company the administrative fees, compensation and expenses of the arbitrator associated with the arbitration. The award has been off-set against amounts due to former shareholders of acquired operations. The gain on litigation settlement was recorded net of judgment interest and associated legal costs.

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

On April 25, 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, however the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company filed a notice of appeal with the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. Both issues are fully briefed, and the Company is awaiting a consolidated hearing date from the Court of Appeals sometime before the end of the year. Due to the uncertainty associated with the litigation and judicial review process, the Company is unable at this time to express an opinion as to the outcome of this matter.

Ingrid Barahoma v. Accountabilities, Inc. d/b/a/ Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against RGL, DBA Distribution Services, Inc. (“DBA”), and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, seeks damages and penalties under

California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleges that she and the putative class members were jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that they are liable to Ms. Barahona or the putative class members in any way and are vigorously defending against these allegations based upon a preliminary evaluation of applicable records and legal standards.

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer; (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement, with a mediation scheduled for October 2015. Nevertheless, due to the early stage of the proceeding, the Company is unable to express an opinion as to the likely outcome of the matter.

High Protection Company v. Air Transportation LLC et. al., High Protection Company, Plaintiff v. Professional Air Transportation, LLC, d/b/a Adcom, SLC; Radiant Logistics, Inc.; Adcom Worldwide, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., d/b/a Container Lines; Felipe Lake, Rubens Correa; and Does 1-100, Defendants, Salt Lake County, Utah, Case # 140902965

On or about May 27, 2014, the Company, together with its co-defendants, including certain of its subsidiaries, were sued in the Third Judicial District Court, Salt Lake County, State of Utah. The matter was subsequently removed to the Federal Courts in the United States District Court, for the District of Utah. The lawsuit alleges liability and damages arising from the ocean shipment of five (5) armored vehicles from Jordan to the Kandahar Air Base, Afghanistan, commencing in August, 2011.

On April 10, 2011, the Plaintiff, High Protection Company, was awarded a contract from the United States Army in the amount of $716,000 for the manufacture and delivery of five armored vehicles. The vehicles were to be delivered to the Kandahar Airfield in Kandahar, Afghanistan, by May 16, 2011. The delivery of the vehicles was delayed into 2013 due to various delays that occurred during the shipping process, including the closing of the border between Pakistan and Afghanistan from November 2011 to July 2012. In June 2013, the United States Army terminated its contract with the Plaintiff. Plaintiff asserted damages against the Company and its co-defendants in excess of $1,000,000, including loss of a $716,000 contract with the United States Army, demurrage and storage charges now alleged to exceed $200,000, and loss of the vehicles.

Based upon the Company’s preliminary understanding of the claims, it does not believe it is likely to be exposed to damages, or damages that are material, since, among others: (i) the Company is insured for claims of this nature subject to a $1,000,000 aggregate limit for all claims made and reported during the policy period (subject to a typical reservation of rights letter received from the Underwriter); (ii) the Company believes the Plaintiff’s losses, if any, were due, to a material extent, to its own contributory negligence; and (iii) the Plaintiff’s claim should be limited as a result of the limitations upon liability contained within the air bill of lading and other shipping documents used in the transaction. Since the proceeding, however, is still in its early stages, the Company is unable at this time to express an opinion as to the outcome of this matter.

Service By Air, Inc. v. Radiant Global Logistics, Inc.

Due to our acquisition of SBA in June of this year, this case has been dismissed with prejudice.

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to the acquisitions, including On Time, PCA, TNI, DCA and Highways (see Note 3) contain future consideration provisions which provide for the selling shareholder(s) to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of income. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2016	2017	2018	2019	Total
Earn-out payments (in thousands):
Cash	$1,407	$2,632	$1,787	$160	$5,986
Equity	392	877	596	53	1,918

Total estimated earn-out payments (1)	$1,799	$3,509	$2,383	$213	$7,904

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 13 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. With the recent acquisition of Wheels, the Company has determined that it has two geographic operating segments: United States and Canada. Immaterial operations outside of Canada and the U.S. are reported in the United States segment. The differences in the Company’s operating and reportable segments from the Company’s last annual report are related to the acquisition of Wheels.

The Company evaluates the performance of the segments primarily based on their respective revenues, net revenues and income from operations. Accordingly, interest expense, other non-operating items, capital expenditures and total assets are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executives, board of directors, professional services such as legal and consulting, and certain other corporate costs associated with operating as a public company. Intercompany transactions have been eliminated in the consolidated balance sheets and statements of operations.

Year ended June 30, 2015 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$473,683	$29,923	$(941)	$502,665
Net revenues	118,174	5,549	—	123,723
Income from operations	17,489	(144)	(6,795)	10,550
Depreciation and amortization	5,197	880	282	6,359
Goodwill	43,185	19,904	—	63,089

Year ended June 30, 2014 (in thousands)
Revenues	$349,133	$—	$—	$349,133
Net revenues	99,235	—	—	99,235
Income from operations	15,156	—	(4,632)	10,524
Depreciation and amortization	4,297	—	235	4,532
Goodwill	28,247	—	—	28,247

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Year ended June 30:	2015	2014	2015	2014	2015	2014
Revenue	$287,715	$211,924	$214,950	$137,209	$502,665	$349,133
Cost of transportation	208,558	142,652	170,384	107,246	378,942	249,898

Net revenue	$79,157	$69,272	$44,566	$29,963	$123,723	$99,235

NOTE 14 – SUBSEQUENT EVENT

On July 16, 2015, the Company closed a public offering of 6,133,334 shares; including the full exercise of the underwriters’ overallotment option. Proceeds from the offering totaled $38,446,513 after deducting the underwriting discount of $2,484,000 and offering costs of $469,491. The proceeds were used to reduce the borrowings under the Credit Facility.

On July 20, 2015, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on July 31, 2015.

Subsequent to year end, in conjunction with our recent acquisition of Wheels and SBA, the Company exited certain leased facilities. These lease termination costs consist of expenses related to future rent payments, for which we no longer intend to receive any economic benefit. The Company estimates the lease termination expense recorded to be approximately $2.3 million during the three months ended September 30, 2015.

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

* XBRL information will be filed in a 10-K/A once technical difficulties with the SEC’s EDGAR filing system are resolved.