Form 10-K/A
period 2015-06-30
RADIANT LOGISTICS, INC
filed 2015-09-29
CIK 1171155

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2015 (the “Form 10-K”), is to include the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. The Registrant had completed all necessary files but was unable to file them due to a technical error with the SEC’s EDGAR system.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

RADIANT LOGISTICS, INC.

Date: September 29, 2015	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	September 29, 2015
Stephen P. Harrington

/s/ Jack Edwards	Director	September 29, 2015
Jack Edwards

/s/ Richard P. Palmieri	Director	September 29, 2015
Richard P. Palmieri

/s/ Bohn H. Crain	Chairman and	September 29, 2015
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 29, 2015
Todd E. Macomber	Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

23.1	Consent of Peterson Sullivan LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation