Form 10-Q
period 2015-09-30
RADIANT LOGISTICS, INC
filed 2015-11-16
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 48,735,066 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of November 10, 2015.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,230,604	$7,268,144
Accounts receivable, net of allowance of $1,373,456 and $1,551,202, respectively	125,321,716	127,348,546
Employee and other receivables	206,542	110,728
Income tax deposit	3,951,106	4,102,191
Prepaid expenses and other current assets	5,873,342	5,671,872
Deferred tax asset	1,961,703	1,977,433
Total current assets	147,545,013	146,478,914

Furniture and equipment, net	13,015,647	13,175,890

Acquired intangibles, net	80,760,131	82,954,682
Goodwill	63,089,222	63,089,222
Deposits and other assets	2,466,042	3,007,492
Total long-term assets	146,315,395	149,051,396
Total assets	$306,876,055	$308,706,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$89,953,547	$92,025,407
Commissions payable	9,004,134	9,449,047
Other accrued costs	7,307,532	7,732,101
Due to former shareholders of acquired operations	—	683,593
Current portion of notes payable	1,048,624	543,086
Current portion of contingent consideration	1,528,000	1,872,000
Current portion of transition and lease termination liability	1,508,416	282,849
Other current liabilities	331,063	297,727
Total current liabilities	110,681,316	112,885,810

Notes payable, net of current portion	46,141,261	85,892,515
Contingent consideration, net of current portion	5,673,000	5,741,000
Transition and lease termination liability, net of current portion	1,051,024	923
Deferred rent liability	908,360	1,143,749
Deferred tax liability	17,269,192	17,544,417
Other long-term liabilities	1,169,806	1,004,812
Total long-term liabilities	72,212,643	111,327,416
Total liabilities	182,893,959	224,213,226

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,728,826 and 42,563,224 shares issued and outstanding, respectively	30,183	24,018
Additional paid-in capital	113,443,437	74,658,960
Deferred compensation	(2,905)	(4,166)
Retained earnings	9,973,790	10,146,282
Accumulated other comprehensive income (loss)	460,050	(394,547)
Total Radiant Logistics, Inc. stockholders’ equity	123,905,394	84,431,386
Non-controlling interest	76,702	61,588
Total stockholders’ equity	123,982,096	84,492,974
Total liabilities and stockholders’ equity	$306,876,055	$308,706,200

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Revenues	$218,652,572	$98,231,388
Cost of transportation	167,939,467	71,906,605
Net revenues	50,713,105	26,324,783

Operating partner commissions	22,297,879	13,979,351
Personnel costs	14,443,095	6,559,946
Selling, general and administrative expenses	6,463,434	2,648,066
Depreciation and amortization	3,104,999	1,279,081
Transition and lease termination costs	3,162,228	—
Change in contingent consideration	(412,000)	(550,000)
Total operating expenses	49,059,635	23,916,444

Income from operations	1,653,470	2,408,339

Other income (expense):
Interest income	6,781	925
Interest expense	(1,417,929)	(91,459)
Foreign exchange gain	250,506	74,498
Other	94,520	52,324
Total other income (expense):	(1,066,122)	36,288

Income before income tax expense	587,348	2,444,627

Income tax expense	(233,338)	(901,926)

Net income	354,010	1,542,701
Less: Net income attributable to non-controlling interest	(15,114)	(22,037)

Net income attributable to Radiant Logistics, Inc.	338,896	1,520,664
Less: Preferred stock dividends	(511,388)	(511,388)

Net income (loss) attributable to common stockholders	$(172,492)	$1,009,276

Other comprehensive income:
Foreign currency translation gain	854,597	—
Comprehensive income	$682,105	$1,009,276

Net income per common share - basic and diluted	$—	$0.03

Weighted average shares outstanding:
Basic shares	47,375,437	34,349,586
Diluted shares	47,375,437	35,827,335

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2015	839,200	$839	42,563,224	$24,018	$74,658,960	$(4,166)	$10,146,282	$(394,547)	$61,588	$84,492,974
Issuance of Common Stock at $6.75 per share, net of underwriting and offering costs of $2,969,810	—	—	6,133,334	6,133	38,424,061	—	—	—	—	38,430,194
Share-based compensation	—	—	—	—	388,838	—	—	—	—	388,838
Amortization of deferred compensation	—	—	—	—	—	1,261	—	—	—	1,261
Cashless exercise of stock options	—	—	32,268	32	(86,473)	—	—	—	—	(86,441)
Tax benefit from exercise of stock options	—	—	—	—	58,051	—	—	—	—	58,051
Preferred dividends paid	—	—	—	—	—	—	(511,388)	—	—	(511,388)
Net income	—	—	—	—	—	—	338,896	—	15,114	354,010
Comprehensive income	—	—	—	—	—	—	—	854,597	—	854,597
Balance as of September 30, 2015	839,200	$839	48,728,826	$30,183	$113,443,437	$(2,905)	$9,973,790	$460,050	$76,702	$123,982,096

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$354,010	$1,542,701
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	390,099	204,729
amortization of intangibles	2,194,551	1,151,483
depreciation and leasehold amortization	910,448	127,598
deferred income tax benefit	(435,156)	(245,198)
amortization of loan fees and original issue discount	100,991	15,295
change in contingent consideration	(412,000)	(550,000)
transition and lease termination costs	2,521,972	—
loss on disposal of fixed assets	54,299	—
change in (recovery of) provision for doubtful accounts	(177,746)	(9,266)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	1,121,172	1,512,411
employee and other receivables	(93,069)	35,494
income tax deposit	207,899	(338,392)
prepaid expenses, deposits and other assets	(5,147)	(2,109,061)
accounts payable and accrued transportation costs	(1,895,525)	(590,600)
commissions payable	(444,913)	535,487
other accrued costs	331,902	380,084
other liabilities	268,197	(1,733)
deferred rent liability	(231,642)	(4,342)
lease termination liability	(120,678)	(40,979)
Net cash provided by operating activities	4,639,664	1,615,711

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year, net of cash acquired	—	(750,000)
Purchase of furniture and equipment	(995,139)	(293,548)
Proceeds from sale of furniture and equipment	65,993	—
Payments to former shareholders of acquired operations	(683,593)	—
Net cash used for investing activities	(1,612,739)	(1,043,548)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(37,749,987)	206,593
Proceeds from stock offering, net of offering costs	38,430,194	—
Payments of contingent consideration	—	(150,000)
Payment of preferred stock dividends	(511,388)	(511,409)
Distributions to non-controlling interest	—	(18,000)
Payment of employee tax withholdings related to cashless stock option exercises	(86,441)	(356,956)
Tax benefit from exercise of stock options	58,051	462,514
Net cash provided by (used for) financing activities	140,429	(367,258)

Effect of exchange rate changes on cash and cash equivalents	(204,894)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,962,460	204,905
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,268,144	2,880,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,230,604	$3,085,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$374,890	$1,034,333
Interest paid	$1,405,703	$74,894

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

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) operates as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. The Company services a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which it supports from an extensive network of approximately 150 operating locations across North America. The Company provides these services through a multi-brand network comprised of Company-owned offices and locations operated by its strategic operating partners, as well as an integrated international service partner network located in other key markets around the globe. As a third party logistics company, the Company has approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines, in its carrier network. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for a higher return on invested capital and net cash flows than the Company’s asset-based competitors.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary business operations involve arranging the shipment, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement its core transportation service offering.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

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

The carrying values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and the income tax deposit approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $5,159,447 and $3,137,103 as of September 30, 2015 and June 30, 2015, respectively.

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

Technology (computer software, hardware, and communications), vehicles, furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using three to fifteen year lives for vehicles, communication, office, furniture, and computer equipment using the straight line method of depreciation. Computer software is depreciated over a three year life using the straight line method of depreciation. For leasehold improvements, the cost is depreciated over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

h)	Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of September 30, 2015, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2015.

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

2016 (remaining portion)	$4,244,231
2017	5,004,120
2018	3,462,324
2019	2,691,342
2020	1,666,486
Thereafter	975,485

Total minimum lease payments	$18,043,988

Rent expense amounted to $1,476,387 and $523,616 for the three months ended September 30, 2015 and 2014.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of nonrecurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of SBA of $640,256, as well as the periodic expense of retention bonuses, estimated to be $735,000, which is being expensed over the requisite service period.

The transition and lease termination liability consists of the following:

	Lease Termination Costs	Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2015	255,272	28,500	—	283,772
Lease termination and transition costs	2,058,343	463,629	640,256	3,162,228
Payments and other	(132,175)	(114,129)	(640,256)	(886,560)

Balance as of September 30, 2015	$2,181,440	$378,000	$—	$2,559,440

m)	401(k) Savings Plans

The Company has employee savings plans under which the Company provides matching contributions. During the three months ended September 30, 2015 and 2014, the Company’s contributions under the plans were $180,926 and $103,521, respectively.

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

The Company recorded share-based compensation expense of $390,099 and $204,729 for the three months ended September 30, 2015 and 2014, respectively.

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

For the three months ended September 30, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 47,375,437 shares of common stock. Unvested restricted stock awards and options to purchase 4,481,608 shares of common stock were excluded from the diluted income per share for the three months ended September 30, 2015, as there was a net loss in the period and their effect would have been antidilutive. For the three months ended September 30, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 35,827,335 shares of common stock, including unvested restricted stock awards and options to purchase 5,064,254 shares of common stock as of September 30, 2014, of which 1,014,717 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended September 30,
	2015	2014
Weighted average basic shares outstanding	47,375,437	34,349,586
Dilutive effect of share-based awards	—	1,477,749

Weighted average dilutive shares outstanding	47,375,437	35,827,335

r)	Foreign Currency Translation

For the Company’s significant foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items are recognized in the consolidated statements of operations.

s)	Reclassifications

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the classification used in fiscal year 2016.

t)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2015 Acquisitions

Wheels Group, Inc.

On April 2, 2015, the Company acquired the outstanding stock of Wheels Group, Inc. (“Wheels”). Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately $26.9 million in cash and 6,900,000 shares of common stock. The Company was also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. Wheels, founded in 1988, provides truck brokerage and intermodal services throughout the United States and Canada along with value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels is one of the largest third party logistics providers in Canada. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries. The goodwill recognized is attributed to a larger geographic footprint and an increased service line expansion and is not deductible for tax purposes. The results of operations for Wheels are included in the Company’s financial statements as of the date of purchase.

Service by Air, Inc.

On June 8, 2015, the Company acquired the outstanding stock of Service by Air, Inc. (“SBA”), a privately-held New York corporation founded in 1976. SBA is a domestic and international freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent operating partners across North America. The base purchase price was approximately $12.25 million, consisting of $11.4 million paid in cash at closing, and $0.85 million payable net of working capital and other holdbacks. The goodwill recognized is attributable primarily to the expected cost synergies associated with eliminating redundancies and migrating back-office operations of SBA to the Company and is not deductible for tax purposes. The results of operations for SBA are included in the Company’s financial statements as of the date of purchase.

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

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates for Wheels, SBA and Highways not yet finalized relates to certain tangible assets and liabilities acquired, and identifiable intangible assets.

NOTE 4 – FURNITURE AND EQUIPMENT

	September 30,	June 30,
	2015	2015
Vehicles	$5,208,175	$5,384,161
Communication equipment	202,847	111,790
Office and warehouse equipment	465,552	471,915
Furniture and fixtures	573,142	585,820
Computer equipment	1,394,079	1,364,648
Computer software	7,879,558	7,209,965
Leasehold improvements	1,324,474	1,324,437

	17,047,827	16,452,736
Less: Accumulated depreciation and amortization	(4,032,180)	(3,276,846)

	$13,015,647	$13,175,890

Depreciation and amortization expense related to furniture and equipment was $910,448 and $127,598 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	September 30,	June 30,	Weighted-Average
	2015	2015	Life
Customer related	$88,287,640	$88,287,640	8.7 years
Trade names and trademarks	14,069,000	14,069,000	14.5 years
Covenants not to compete	730,000	730,000	2.3 years

	103,086,640	103,086,640
Less: Accumulated amortization	(22,326,509)	(20,131,958)

	$80,760,131	$82,954,682

Amortization expense amounted to $2,194,551 and $1,151,483 for the three months ended September 30, 2015 and 2014. Future amortization expense for the fiscal years ending June 30 are as follows:

2016 (remaining portion)	$6,583,652
2017	8,749,204
2018	8,714,538
2019	8,683,204
2020	8,571,031
Thereafter	39,458,502

$80,760,131

NOTE 6 – NOTES PAYABLE AND OTHER LONG TERM DEBT

Notes payable and other long-term debt consist of the following:

	September 30,	June 30,
	2015	2015
Long-term Credit Facility	$—	$37,707,686
Senior Secured Loan	21,722,846	23,218,575
Subordinated Secured Loan	25,000,000	25,000,000
Other notes payable	467,039	509,340

Total notes payable and other long-term debt	47,189,885	86,435,601
Less: Current portion	(1,048,624)	(543,086)

Total notes payable, net of current portion	$46,141,261	$85,892,515

Future maturities of notes payable and other long-term debt for the years ending June 30 are as follows:

2016 (remaining portion)	$477,030
2017	2,341,442
2018	2,444,890
2019	2,457,106
2020	2,625,577
Thereafter	36,843,840

$47,189,885

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2015, the Company was in compliance with all of its covenants.

As of September 30, 2015, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $49,706,000 available for borrowing under the Credit Facility and excluding any availability attributed to accounts receivable of SBA.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain 5 months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying consolidated financial statements. The loan repayment will consist of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of September 30, 2015, the Company was in compliance with all of its covenants.

The loan is collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets.

Subordinated Secured Loan

In connection the Company’s acquisition of Wheels, the Company obtained a $25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on the Company’s total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. The Company may be required to prepay, at the Subordinated Lenders’ option, the entire amount of the loan (including applicable prepayment premiums) upon the occurrence of certain events, such as an event of default, a change in control, or the completion of a “going private” transaction. As of September 30, 2015, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

The Company has 839,200 outstanding shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) liquidation preference $25 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of September 30, 2015, the Company was in compliance with this ratio.

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

For the three months ended September 30, 2015, the Company’s board of directors declared and paid a cash dividend to holders of Series A Preferred Shares in the amount of $0.609375 per share, totaling $511,388.

Common Stock

On July 16, 2015, the Company closed a registered underwritten public offering of 6,133,334 shares of common stock, including the full exercise of the underwriters’ overallotment option. Proceeds from the offering totaled $38,430,194 after deducting the underwriting discount of $2,484,000 and offering costs of $485,810. The proceeds were used to reduce the borrowings under the Credit Facility.

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

For the three months ended September 30, 2015, RLP recorded $25,190 in profits, of which RCP’s distributable share was $15,114. For the three months ended September 30, 2014, RLP recorded $36,729 in profits, of which RCP’s distributable share was $22,037. The non-controlling interest recorded as a reduction of income on the consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2015
	Level 3	Total
Contingent consideration	$7,201,000	$7,201,000

	Fair Value Measurements as of June 30, 2015
	Level 3	Total
Contingent consideration	$7,613,000	$7,613,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded a decrease to contingent consideration of $412,000 and $550,000 for the three months ended September 30, 2015 and 2014, respectively. The change in the current period is principally attributable to a reduction in management’s estimates of future pay-outs for On Time Express, Inc., offset by an increase in management’s estimated future pay-out for DCA.

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

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2015	$7,613,000
Change in fair value	(412,000)

Balance as of September 30, 2015	$7,201,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended September 30,
	2015	2014
Current income tax expense	$668,494	$1,147,124
Deferred income tax benefit	(435,156)	(245,198)

Income tax expense	$233,338	$901,926

Our effective tax rate is higher than the U.S. federal statutory rate primarily due to state income taxes and the fact that the Company has a loss in a foreign jurisdiction that is being benefitted at a lower foreign rate. This is partially offset by a benefit for a nontaxable gain related to contingent consideration.

Tax years which remain subject to examination by federal authorities are the years ended June 30, 2012 through June 30, 2015. Tax years which remain subject to examination by state authorities are the years ended June 30, 2011 through June 30, 2015.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During each of the three months ended September 30, 2015 and 2014, the Company recognized share-based compensation expense of $1,261 related to stock awards. During the three months ended September 30, 2015, there was no change to the 4,577 unvested shares.

Stock Options

During the three months ended September 30, 2015 and 2014, the Company recognized share-based compensation expense related to stock options of $388,838 and $203,468, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2015 was $280,446.

During the three months ended September 30, 2015, the weighted average fair value per share of employee stock options granted was $3.14. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2015
Risk-Free Interest Rate	1.62 - 1.78%
Expected Term	6.5 years
Expected Volatility	51.38 - 53.49%
Expected Dividend Yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2015	4,509,887	$2.80	7.75	$20,357,403
Granted	75,000	5.95	10.00	—
Exercised	(79,988)	2.50	—	—
Forfeited	(27,868)	2.38	—	—

Outstanding as of September 30, 2015	4,477,031	$2.86	7.49	$7,976,575

Exercisable as of September 30, 2015	1,357,585	$1.44	5.26	$4,100,661

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

On April 25, 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company has filed a notice of appeal with the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. Both issues are fully briefed, and the Company is awaiting a consolidated hearing date from the Court of Appeals sometime before the middle of next year. Due to the uncertainty associated with the litigation and judicial review process, the Company is unable at this time to express an opinion as to the outcome of this matter.

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and co-defendant Accountabilities admitted to being the employer of record, (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff recently admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. The court is likely to schedule a status conference in January 2016, at which time it may stay the entire case. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions which provide for the selling shareholder(s) to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2016 (remaining)	2017	2018	2019	Total
Earn-out payments (in thousands):
Cash	$1,579	$2,597	$1,674	$160	$6,010
Equity	—	866	588	53	1,507

Total estimated earn-out payments (1)	$1,579	$3,463	$2,262	$213	$7,517

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 13 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. With the recent acquisition of Wheels, the Company has determined that it has two geographic operating segments: United States and Canada. Immaterial operations outside of the United States and Canada are reported in the United States segment.

The Company evaluates the performance of the segments primarily based on their respective revenues, net revenues and income from operations. Accordingly, interest expense, other non-operating items, capital expenditures and total assets are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executives, board of directors, professional services such as legal and consulting, and certain other corporate costs associated with operating as a public company. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and statements of operations.

Three months ended September 30, 2015 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$191,060	$29,055	$(1,462)	$218,653
Net revenues	45,885	4,828	—	50,713
Income (loss) from operations	5,127	(1,690)	(1,784)	1,653
Depreciation and amortization	2,933	172	—	3,105
Goodwill	43,185	19,904	—	63,089

Three months ended September 30, 2014 (in thousands)
Revenues	$98,231	$—	$—	$98,231
Net revenues	26,325	—	—	26,325
Income from operations	3,499	—	(1,091)	2,408
Depreciation and amortization	1,279	—	—	1,279
Goodwill	28,779	—	—	28,779

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three months ended September 30:	2015	2014	2015	2014	2015	2014
Revenue	$125,367	$60,860	$93,286	$37,371	$218,653	$98,231
Cost of transportation	93,851	42,199	74,089	29,707	167,940	71,906

Net revenue	$31,516	$18,661	$19,197	$7,664	$50,713	$26,325

NOTE 14 – SUBSEQUENT EVENT

On October 20, 2015, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on November 2, 2015.

On November 2, 2015, through a wholly-owned subsidiary, RGL, the Company acquired the operations and assets of Copper Logistics, Inc., a Minneapolis, Minnesota based company that provides a full range of domestic and international transportation and logistics services across North America. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about, among other things: the continued retention of our relationships with our independent agents; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments effecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2015. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report).

Overview

We operate as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of approximately 150 operating locations across North America. We provide these services through a multi-brand network comprised of Company-owned offices and locations operated by our independent agents, as well as an integrated international service partner network located in other key markets around the globe. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

We launched our business with the acquisition of Airgroup Corporation (“Airgroup”) in January of 2006. Since that initial platform acquisition in 2006, we have continued to enhance our back-office infrastructure, transportation and accounting systems while executing a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. In April 2015, we acquired Wheels Group Inc. (“Wheels”), our most significant acquisition to date, which significantly expanded our scale and provided geographic and service line expansion through its truck brokerage and intermodal service offering throughout the United States and Canada.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges, including amortization of leasehold improvements and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, extraordinary items, share-based compensation expense, non-recurring litigation expenses, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2015 and 2014 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30, 2015				Three months ended September 30, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation Revenue
Forwarding	$144,275	$1,209	$(60)	$145,424	$97,938	$—	$—	$97,938
Brokerage	45,996	27,129	(1,402)	71,723	—	—	—	—
	190,271	28,338	(1,462)	217,147	97,938	—	—	97,938

Cost of transportation
Forwarding	104,694	1,009	(60)	105,643	71,906	—	—	71,906
Brokerage	40,481	23,218	(1,402)	62,297	—	—	—	—
	145,175	24,227	(1,462)	167,940	71,906	—	—	71,906

Net transportation revenue
Forwarding	39,581	200	—	39,781	26,032	—	—	26,032
Brokerage	5,515	3,911	—	9,426	—	—	—	—
	45,096	4,111	—	49,207	26,032	—	—	26,032
Net transportation margins	23.7%	14.5%		22.7%	26.6%			26.6%

Other value added services	789	717	—	1,506	293	—	—	293
Net revenues	$45,885	$4,828	$—	$50,713	$26,325	$—	$—	$26,325

Forwarding revenue was $145.4 million and $97.9 million, respectively, for the three months ended September 30, 2015 and September 30, 2014. The increase of $47.5 million was attributed to the acquisitions of Service by Air, Inc. (“SBA”), Don Cameron & Associates (“DCA”), Highways and Skyways, Inc. (“Highways”), and Wheels. Brokerage revenue was $71.7 million for the three months ended September 30, 2015 due to the acquisition of Wheels in April of 2015. Forwarding net transportation revenue was $39.8 million for the three months ended September 30, 2015 compared to $26.0 million for the comparable prior year period. The increase was attributed to the acquisition of SBA, Wheels, DCA and Highways. Brokerage Net transportation revenue was $9.4 million for the three months ended September 30, 2015 which was attributed to our acquisition of Wheels in April 2015. Net transportation margins were 22.7% for the three months ended September 30, 2015 compared to 26.6% in the comparable prior year period. The decrease was primarily attributed to increased brokerage business associated with the Wheels acquisition that has significantly lower margins than the forwarding business. Other value added services were $1.5 million for the three months ended September 30, 2015 compared to $0.3 million for the comparable prior year period. This increase was primarily attributed to our acquisition of Wheels in April 2015.

The following table compares condensed consolidated statements of operations data by geographic operating segment as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30, 2015				Three months ended September 30, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$45,885	$4,828	$—	$50,713	$26,325	$—	$—	$26,325

Operating partner commissions	22,298	—	—	22,298	13,979	—	—	13,979
Personnel costs	10,662	2,946	835	14,443	6,032	—	529	6,561
Selling, general and administrative expenses	4,099	1,415	949	6,463	2,086	—	562	2,648
Depreciation and amortization	2,933	172	—	3,105	1,279	—	—	1,279
Transition and lease termination costs	1,178	1,985	—	3,163	—	—	—	—
Change in contingent consideration	(412)	—	—	(412)	(550)	—	—	(550)

Total operating expenses	40,758	6,518	1,784	49,060	22,826	—	1,091	23,917

Income (loss) from operations	5,127	(1,690)	(1,784)	1,653	3,499	—	(1,091)	2,408
Other income (expense)	106	239	(1,411)	(1,066)	127	—	(91)	36

Income (loss) before income tax expense	5,233	(1,451)	(3,195)	587	3,626	—	(1,182)	2,444
Income tax expense	—	(33)	(200)	(233)	—	—	(902)	(902)

Net income (loss)	5,233	(1,484)	(3,395)	354	3,626	—	(2,083)	1,542
Less: Net income attributable to non-controlling interest	(15)	—	—	(15)	(22)	—	—	(22)

Net income (loss) attributable to Radiant Logistics, Inc.	5,218	(1,484)	(3,395)	339	3,604	—	(2,083)	1,520
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$5,218	$(1,484)	$(3,906)	$(172)	$3,604	$—	$(2,595)	$1,009

Operating partner commissions increased approximately $8.3 million, or 59.5%, to $22.3 million in the three months ended September 30, 2015 primarily due to our acquisition of SBA which added approximately 40 operating partner locations.

Personnel costs increased approximately $7.8 million, or 120.2%, to $14.4 million in the three months ended September 30, 2015. The increase is primarily attributable to increased headcount associated with our acquisitions of Wheels, SBA, DCA and Highways, which added personnel costs associated with new Company-owned locations in Toronto, Los Angeles, Chicago, New York, Minneapolis and Cincinnati.

Selling, general and administrative (“SG&A”) costs increased approximately $3.9 million, or 144.1%, to $6.5 million in the three months ended September 30, 2015. The increase is primarily due to the acquisitions of Wheels, SBA, DCA and Highways, which substantially increased facilities, technology and other normal recurring costs associated with added Company-owned locations. Additionally, we had substantial professional services costs associated with our recent acquisitions.

Depreciation and amortization costs increased approximately $1.8 million, or 142.8%, to $3.1 million in the three months ended September 30, 2015. The increase is primarily due to amortization of intangibles for Wheels, SBA, DCA and Highways acquisitions.

We also incurred $3.2 million of transition and lease termination cost during the three months ended September 30, 2015, due to the consolidation effort at the Wheels Toronto location, the exit of the former SBA JFK office, and non-recurring personnel costs for SBA that are expected to be eliminated in connection with the winding down of SBA’s historical back office operations. There were no such costs during the three months ended September 30, 2014.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. There was a gain from change in contingent consideration of $0.6 million in the three months ended September 30, 2014. There was no change in contingent consideration in the three months ended September 30, 2015. The change was primarily attributable to a reduction in management’s estimates of future payouts with respect to On Time Express, Inc., offset by an increase in management’s estimated future payouts for DCA, through the remainder of their respective earn-out periods.

Other expenses increased during the three months ended September 30, 2015 due to higher interest expense on borrowings used to acquire Wheels. There were no such costs during the three months ended September 30, 2014.

Our decrease in net income was driven principally by the lease termination costs and higher depreciation and amortization costs.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration may result in gains or losses and are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2015 and 2014 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30, 2015				Three months ended September 30, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$45,885	$4,828	$—	$50,713	$26,325	$—	$—	$26,325

Net income (loss) attributable to common stockholders	$5,218	$(1,484)	$(3,906)	$(172)	$3,604	$—	$(2,595)	$1,009
Less: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	5,218	(1,484)	(3,395)	339	3,604	—	(2,083)	1,520

Income tax expense	—	33	200	233	—	—	902	902
Depreciation and amortization	2,933	172	—	3,105	1,279	—	—	1,279
Net interest expense	—	—	1,411	1,411	—	—	91	91

EBITDA	8,151	(1,279)	(1,784)	5,088	4,883	—	(1,091)	3,792

Share-based compensation	327	63	—	390	128	—	77	205
Change in contingent consideration	(412)	—	—	(412)	(550)	—	—	(550)
Acquisition related costs	—	165	835	1,000	—	—	95	95
Non-recurring legal costs	—	—	310	310	—	—	120	120
Transition and lease termination costs	73	1,985	—	2,058	—	—	—	—
Foreign exchange gain	(14)	(236)	—	(250)	(75)	—	—	(75)

Adjusted EBITDA	8,125	698	(639)	8,184	4,386	—	(799)	3,587
Transition costs	640	—	—	640	—	—	—	—
Normalized Adjusted EBITDA	$8,765	$698	$(639)	$8,824	$4,386	$—	$(799)	$3,587
As a % of Net Revenues	19.1%	14.5%		17.4%	16.7%			13.6%

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Wheels and SBA. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of Wheels and SBA, as if we had acquired them as of July 1, 2014. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Wheels, SBA and the Company as adjusted to reflect the amortization of acquired intangibles.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the three months ended September 30, 2015 and 2014 (pro forma and unaudited):

	Three Months Ended September 30,		Change
	2015	2014	Amount	Percent
Transportation revenue	$218,653	$215,671	$2,982	1.4%
Cost of transportation	167,940	169,515	(1,575)	(0.9%)

Net transportation revenue	$50,713	$46,156	$4,557	9.9%
Net transportation margins	23.2%	21.4%

The following table compares certain condensed consolidated statements of operations data as a percentage of our net transportation revenue (in thousands) for the three months ended September 30, 2015 and 2014 (pro forma and unaudited):

	Three Months Ended September 30,
	2015		2014		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Net transportation revenue	$50,713	100.0%	$46,156	100.0%	$4,557	9.9%

Operating partner commissions	22,298	44.0%	19,865	43.0%	2,433	12.2%
Personnel costs	14,443	28.5%	15,351	33.3%	(908)	(5.9%)
Selling, general and administrative expenses	6,463	12.7%	6,001	13.0%	462	7.7%
Depreciation and amortization	3,105	6.1%	3,191	6.9%	(86)	(2.7%)
Lease termination costs	3,163	6.2%	—	(—%)	3,163	NM
Impairment of Intangibles	—	(—%)	831	1.8%	(831)	(100.0%)
Change in contingent consideration	(412)	(0.8%)	(551)	(1.2%)	139	(25.2%)

Total operating expenses	49,060	96.7%	44,688	96.8%	4,372	9.8%

Income from operations	1,653	3.3%	1,468	3.2%	185	12.6%
Other expense	(1,066)	(2.1%)	(1,122)	(2.5%)	56	(5.0%)

Income before income tax expense	587	1.2%	346	0.7%	241	69.7%
Income tax expense	(233)	(0.5%)	(613)	(1.3%)	380	(62.0%)

Net income (loss)	354	0.7%	(267)	(0.6%)	621	(232.6%)
Less: Net income attributable to non-controlling interest	(15)	(—%)	(22)	(—%)	7	(31.8%)

Net income (loss) attributable to Radiant Logistics, Inc.	339	0.7%	(289)	(0.6%)	628	(217.3%)
Less: Preferred stock dividends	(511)	(1.0%)	(511)	(1.1%)	—	(—%)

Net loss attributable to common stockholders	$(172)	(0.3%)	$(800)	(1.7%)	$628	(78.5%)

The following table provides a reconciliation for the three months ended September 30, 2015 and 2014 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three Months Ended September 30,		Change
	2015	2014	Amount	Percent
Net transportation revenue	$50,713	$46,156	$4,557	9.9%

Net loss attributable to common stockholders	$(172)	$(800)	$628	(78.5%)
Preferred stock dividends	511	511	—	(—%)

Net income (loss) attributable to Radiant Logistics, Inc.	339	(289)	628	(217.3%)
Income tax expense	233	613	(380)	(62.0%)
Depreciation and amortization	3,105	3,191	(86)	(2.7%)
Net interest expense	1,411	1,409	2	0.1%

EBITDA	$5,088	$4,924	$164	3.3%

Share-based compensation	390	205	185	90.2%
Change in contingent consideration	(412)	(551)	139	(25.2%)
Acquisition related costs	1,000	95	905	952.6%
Non-recurring legal costs	310	120	190	158%
Lease termination costs	2,058	—	2,058	NM
Impairment of Intangibles	—	831	(831)	(100.0%)
Foreign exchange gain	(250)	(74)	(176)	238%

Adjusted EBITDA	8,184	5,550	2,634	47.5%
Transition costs	640	—	640	NM
Normalized Adjusted EBITDA	$8,824	$5,550	$3,274	59.0%
As a % of Net Revenues	17.4%	12.0%

Liquidity and Capital Resources

Net cash provided by operating activities was $4.6 million for the three months ended September 30, 2015, compared to $1.6 million for the three months ended September 30, 2014. The change was principally driven by our net income adjusted for amortization, contingent consideration, transition and lease termination costs, and changes in accounts receivable and accounts payable.

Net cash used for investing activities was $1.6 million for the three months ended September 30, 2015, compared to $1.0 million for the three months ended September 30, 2014. Use of cash for the three months ended September 30, 2015 consisted $1.0 million of purchases of furniture and equipment and $0.7 million of payments to former shareholders of acquired operations. Use of cash for the three months ended September 30, 2014 consisted of $0.8 million related to acquisitions and the purchase of $0.3 million in furniture and equipment.

Net cash provided by financing activities was $0.1 million for the three months ended September 30, 2015, compared to cash used for financing activities of $0.4 million for the three months ended September 30, 2014. The cash used for financing activities for the three months ended September 30, 2015 consisted of repayments to our credit facility of $37.7 million, payment of preferred stock dividends of $0.5 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million, offset by proceeds from the offering of $38.4 million of common stock and a tax benefit from the exercise of stock options of less than $0.1 million. Cash used for financing activities for the three months ended September 30, 2014 consisted of preferred dividend payments of $0.5 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.4 million, and payment of contingent consideration payments made to former shareholders of acquired operations of $0.2 million, offset by proceeds from our credit facility of $0.2 million and a tax benefit from the exercise of stock options of $0.5 million.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015 and Note 3 to our unaudited consolidated financial statements contained elsewhere in this report.

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

The co-borrowers of the Senior Credit Facility include the following: (i) with respect to U.S. obligations under the Senior Credit Facility, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Service By Air, Inc., Highways and Skyways, Inc., and Radiant Trade Services, Inc.; and (ii) with respect to Canadian obligations under the Senior Credit Facility, Radiant Global Logistics, Ltd., Wheels Group Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc. and Wheels Associate Carriers Inc. As co-borrowers under the Senior Credit Facility, the accounts receivable of the foregoing entities are eligible for inclusion within the overall borrowing base of the Company and all borrowers ae responsible for repayment of the debt associated with applicable advances (U.S. or Canadian) under the Senior Credit Facility. In addition, we and our U.S. subsidiaries guarantee both the U.S. and Canadian obligations under the Senior Credit Facility, while our Canadian subsidiaries guarantee only the Canadian obligations under the Senior Credit Facility.

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

As of September 30, 2015, we have gross availability of $50.0 million, net of letter of credit reserves of approximately $0.3 million for approximately $49.7 million in availability under the credit facility to support future acquisitions and our on-going working capital requirements, excluding any availability attributed to accounts receivable of SBA. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our credit facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) Update No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

Item 4A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2015, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below:

On April 2, 2015 and June 8, 2015 the Company acquired Wheels and SBA, respectively. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Form 10-K dated June 30, 2015 for additional information regarding these acquisitions. Management has excluded these businesses from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. The revenues attributable to Wheels represented approximately 33% of the Company’s consolidated revenues for the three months ended September 30, 2015 and the revenues attributable to SBA represented approximately 15% of the Company’s consolidated revenues for the three months ended September 30, 2015.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015.

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

RADIANT LOGISTICS, INC.

Date: November 16, 2015	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	/s/ Todd E. Macomber
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