Form 10-Q
period 2015-12-31
RADIANT LOGISTICS, INC
filed 2016-02-16
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

There were 48,745,540 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of February 11, 2016.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,126,312	$7,268,144
Accounts receivable, net of allowance of $1,819,512 and $1,551,202, respectively	107,977,722	127,348,546
Employee and other receivables	120,378	110,728
Income tax deposit	4,954,723	4,102,191
Prepaid expenses and other current assets	5,199,816	5,671,872
Deferred tax asset	1,977,433	1,977,433
Total current assets	140,356,384	146,478,914

Furniture and equipment, net	13,312,694	13,175,890

Acquired intangibles, net	76,088,477	82,954,682
Goodwill	63,119,472	63,089,222
Deposits and other assets	2,223,373	3,007,492
Total long-term assets	141,431,322	149,051,396
Total assets	$295,100,400	$308,706,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$79,819,306	$92,025,407
Commissions payable	11,504,009	9,449,047
Other accrued costs	5,384,248	7,732,101
Due to former shareholders of acquired operations	—	683,593
Current portion of notes payable	1,537,628	543,086
Current portion of contingent consideration	3,029,000	1,872,000
Current portion of transition and lease termination liability	1,509,761	282,849
Other current liabilities	292,226	297,727
Total current liabilities	103,076,178	112,885,810

Notes payable, net of current portion	47,851,343	85,892,515
Contingent consideration, net of current portion	3,726,000	5,741,000
Transition and lease termination liability, net of current portion	857,112	923
Deferred rent liability	931,840	1,143,749
Deferred tax liability	15,502,503	17,544,417
Other long-term liabilities	778,938	1,004,812
Total long-term liabilities	69,647,736	111,327,416
Total liabilities	172,723,914	224,213,226

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,743,581 and 42,563,224 shares issued and outstanding, respectively	30,198	24,018
Additional paid-in capital	113,826,750	74,658,960
Deferred compensation	(1,976)	(4,166)
Retained earnings	7,446,336	10,146,282
Accumulated other comprehensive income (loss)	1,026,938	(394,547)
Total Radiant Logistics, Inc. stockholders’ equity	122,329,085	84,431,386
Non-controlling interest	47,401	61,588
Total stockholders’ equity	122,376,486	84,492,974
Total liabilities and stockholders’ equity	$295,100,400	$308,706,200

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$206,951,043	$105,948,104	$425,603,615	$204,179,492
Cost of transportation	159,354,826	78,355,731	327,294,293	150,262,336
Net revenues	47,596,217	27,592,373	98,309,322	53,917,156

Operating partner commissions	21,691,079	14,897,910	43,988,958	28,877,261
Personnel costs	13,279,317	6,976,480	27,722,412	13,536,426
Selling, general and administrative expenses	6,628,468	2,882,218	13,091,902	5,530,284
Depreciation and amortization	3,118,854	1,099,713	6,223,853	2,378,794
Transition and lease termination costs	1,157,420	395,086	4,319,648	395,086
Impairment of acquired intangible assets	3,679,825	—	3,679,825	—
Change in contingent consideration	598,233	(170,796)	186,233	(720,796)
Total operating expenses	50,153,196	26,080,611	99,212,831	49,997,055

Income (loss) from operations	(2,556,979)	1,511,762	(903,509)	3,920,101

Other income (expense):
Interest income	7,696	732	14,477	1,657
Interest expense	(1,317,546)	(96,442)	(2,735,475)	(187,901)
Foreign exchange gain	218,246	37,584	468,752	112,082
Other	23,982	23,149	118,502	75,473
Total other income (expense):	(1,067,622)	(34,977)	(2,133,744)	1,311

Income (loss) before income tax expense	(3,624,601)	1,476,785	(3,037,253)	3,921,412

Income tax benefit (expense)	1,627,233	(616,491)	1,393,895	(1,518,417)

Net income (loss)	(1,997,368)	860,294	(1,643,358)	2,402,995
Less: Net income attributable to non-controlling interest	(18,699)	(21,555)	(33,813)	(43,592)

Net income (loss) attributable to Radiant Logistics, Inc.	(2,016,067)	838,739	(1,677,171)	2,359,403
Less: Preferred stock dividends	(511,387)	(511,388)	(1,022,775)	(1,022,776)

Net income (loss) attributable to common stockholders	$(2,527,454)	$327,351	$(2,699,946)	$1,336,627

Other comprehensive income (loss):
Foreign currency translation gain	566,888	—	1,421,485	—
Comprehensive income (loss)	$(1,960,566)	$327,351	$(1,278,461)	$1,336,627

Net income (loss) per common share - basic and diluted	$(0.05)	$0.01	$(0.06)	$0.04

Weighted average shares outstanding:
Basic shares	48,732,762	34,627,645	48,054,100	34,488,616
Diluted shares	48,732,762	36,184,653	48,054,100	36,005,995

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2015	839,200	$839	42,563,224	$24,018	$74,658,960	$(4,166)	$10,146,282	$(394,547)	$61,588	$84,492,974
Issuance of common stock at $6.75 per share, net of underwriting and offering costs of $2,969,810	—	—	6,133,334	6,133	38,424,061	—	—	—	—	38,430,194
Issuance of common stock to former Copper Logistics shareholders at $4.23 per share	—	—	7,385	7	31,243	—	—	—	—	31,250
Share-based compensation	—	—	—	—	756,006	—	—	—	—	756,006
Amortization of deferred compensation	—	—	—	—	—	2,190	—	—	—	2,190
Cashless exercise of stock options	—	—	39,638	40	(103,813)	—	—	—	—	(103,773)
Tax benefit from exercise of stock options	—	—	—	—	60,293	—	—	—	—	60,293
Preferred dividends paid	—	—	—	—	—	—	(1,022,775)	—	—	(1,022,775)
Distribution to non- controlling interest	—	—	—	—	—	—	—	—	(48,000)	(48,000)
Net income (loss)	—	—	—	—	—	—	(1,677,171)	—	33,813	(1,643,358)
Comprehensive income	—	—	—	—	—	—	—	1,421,485	—	1,421,485
Balance as of December 31, 2015	839,200	$839	48,743,581	$30,198	$113,826,750	$(1,976)	$7,446,336	$1,026,938	$47,401	$122,376,486

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(1,643,358)	$2,402,995
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	758,196	451,568
amortization of intangibles	4,412,380	2,111,745
depreciation and leasehold amortization	1,811,473	267,049
deferred income tax benefit	(2,306,830)	(239,959)
amortization of loan fees	200,982	30,590
change in contingent consideration	186,233	(720,796)
loss on impairment of acquired intangible assets	3,679,825	—
transition and lease termination costs	2,942,009	395,086
loss on disposal of fixed assets	111,398	—
change in (recovery of) provision for doubtful accounts	268,310	(142,343)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	17,484,649	1,793,289
employee and other receivables	(8,316)	(53,961)
income tax deposit	(775,964)	(1,085,303)
prepaid expenses, deposits and other assets	704,380	(2,506,431)
accounts payable and accrued transportation costs	(11,611,248)	938,875
commissions payable	2,054,962	1,046,568
other accrued costs	(1,559,942)	(74,535)
other liabilities	(137,100)	13,662
deferred rent liability	(206,381)	9,184
lease termination liability	(682,443)	(504,494)
Net cash provided by operating activities	15,683,215	4,132,789

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year, net of cash acquired	(800,000)	(3,506,250)
Purchase of furniture and equipment	(2,395,899)	(1,226,880)
Proceeds from sale of furniture and equipment	152,353	—
Payments to former shareholders of acquired operations	(683,593)	—
Net cash used for investing activities	(3,727,139)	(4,733,130)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(34,706,116)	1,085,941
Proceeds from notes payable	—	547,730
Repayment of notes payable	(84,879)	—
Proceeds from stock offering, net of offering costs	38,430,194	—
Payments of contingent consideration	(1,469,233)	(1,205,042)
Payment of preferred stock dividends	(1,022,775)	(1,022,796)
Distributions to non-controlling interest	(48,000)	(18,000)
Payment of employee tax withholdings related to cashless stock option exercises	(103,773)	(388,206)
Tax benefit from exercise of stock options	60,293	438,078
Net cash provided by (used for) financing activities	1,055,711	(562,295)

Effect of exchange rate changes on cash and cash equivalents	(153,619)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,858,168	(1,162,636)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,268,144	2,880,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,126,312	$1,717,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,063,857	$2,416,933
Interest paid	$2,621,794	$153,936

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

In December 2015, the Company issued 7,385 shares of common stock at a fair value of $4.23 per share in satisfaction of $31,250 of the Copper Logistics, Incorporated purchase price, resulting in an increase to common stock of $7 and an increase to additional paid-in capital of $31,243.

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

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s new truck brokerage and intermodal service offerings, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale the business, the Company is creating density in its trade lanes which creates opportunities for the Company to more efficiently source and manage our transportation capacity.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $7,344,905 and $3,137,103 as of December 31, 2015 and June 30, 2015, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of December 31, 2015, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. As of December 31, 2015, the Company concluded it had a triggering event requiring assessment of customer related intangibles associated with the On Time Express, Inc. (“OTE”) acquisition due to a loss of customers. As a result, the Company reviewed the customer related intangibles and recorded an impairment loss of $3,679,825. The impairment was measured using future discounted cash flows using Level 3 inputs in the fair value hierarchy.

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

2016 (remaining portion)	$2,797,523
2017	4,953,643
2018	3,384,768
2019	2,640,941
2020	1,666,244
Thereafter	975,485

Total minimum lease payments	$16,418,604

Rent expense amounted to $1,402,522 and $2,878,909 for the three and six months ended December 31, 2015, respectively, and $451,662 and $975,278 for the three and six months ended December 31, 2014.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of nonrecurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of SBA and other operating locations     as well as the periodic expense of retention bonuses, estimated to be $735,000, which is being expensed over the requisite service period.

The transition and lease termination liability consists of the following:

	Lease Termination Costs	Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2015	255,272	28,500	—	283,772
Lease termination and transition costs	2,107,343	834,666	1,377,639	4,319,648
Payments and other	(744,779)	(114,129)	(1,377,639)	(2,236,547)

Balance as of December 31, 2015	$1,617,836	$749,037	$—	$2,366,873

m)	401(k) Savings Plans

The Company has employee savings plans under which the Company provides matching contributions. The Company’s contributions under the plans were $152,877 and $299,409 for the three and six ended December 31, 2015, respectively, and $119,576 and $223,097 for the three and six months ended December 31, 2014.

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

The Company recorded share-based compensation expense of $368,097 and $758,196 for the three and six months ended December 31, 2015, respectively, and $246,839 and $451,568 for the three and six months ended December 31, 2014.

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

For the three months ended December 31, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 48,732,762 shares of common stock. Unvested restricted stock awards and options to purchase 4,519,086 shares of common stock were excluded from the diluted income per share for the three months ended December 31, 2015 as there was a net loss in the period and their effect would have been antidilutive. For the three months ended December 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 36,184,653 shares of common stock, including unvested restricted stock awards and options to purchase 5,356,821 shares of common stock as of December 31, 2014, of which 946,536 were excluded as their effect would have been antidilutive.

For the six months ended December 31, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 48,054,100 shares of common stock. Unvested restricted stock awards and options to purchase 4,519,086 shares of common stock were excluded from the diluted income per share for the six months ended December 31, 2015, as there was a net loss in the period and their effect would have been antidilutive. For the six months ended December 31, 2014, the weighted average outstanding number of potentially dilutive common shares totaled 36,005,995 shares of common stock, including unvested restricted stock awards and options to purchase 5,356,821 shares of common stock as of December 31, 2014, of which 980,627 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Weighted average basic shares outstanding	48,732,762	34,627,645	48,054,100	34,488,616
Dilutive effect of share-based awards	—	1,557,008	—	1,517,379

Weighted average dilutive shares outstanding	48,732,762	36,184,653	48,054,100	36,005,995

r)	Foreign Currency Translation

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

Certain amounts for prior periods have been reclassified in the Company’s consolidated financial statements to conform to the classification used in fiscal year 2016.

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

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2016 Acquisition

Copper Logistics, Incorporated

On November 20, 2015, the Company acquired the operations and assets of Copper Logistics, Incorporated (“Copper”), a Minneapolis, Minnesota based company that provides a full range of domestic and international transportation and logistics services across North America. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation.

Fiscal Year 2015 Acquisitions

Wheels Group, Inc.

On April 2, 2015, the Company acquired the outstanding stock of Wheels Group Inc. (“Wheels”). Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately $26.9 million in cash and 6,900,000 shares of common stock. The Company was also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. Wheels, founded in 1988, provides truck brokerage and intermodal services throughout the United States and Canada along with value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels is one of the largest third party logistics providers in Canada. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries. The goodwill recognized is attributable to a larger geographic footprint and an increased service line expansion and is not deductible for tax purposes. The results of operations for Wheels are included in the Company’s financial statements as of the date of purchase.

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

Each of the TNI, DCA, Highways, and Copper acquisitions were financed with proceeds from the Company’s Credit Facility (as defined in Note 6), and the transactions were structured using cash, stock, and earn-out payments. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of these acquisitions was not material to the condensed consolidated financial statements.

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates for Wheels, SBA, Highways and Copper not yet finalized relates to certain tangible assets and liabilities acquired, and identifiable intangible assets.

NOTE 4 – FURNITURE AND EQUIPMENT

	December 31,	June 30,
	2015	2015
Vehicles	$5,030,898	$5,384,161
Communication equipment	179,817	111,790
Office and warehouse equipment	490,532	471,915
Furniture and fixtures	598,126	585,820
Computer equipment	1,613,426	1,364,648
Computer Software	8,807,964	7,209,965
Leasehold improvements	1,498,551	1,324,437

	18,219,314	16,452,736
Less: Accumulated depreciation and amortization	(4,906,620)	(3,276,846)

	$13,312,694	$13,175,890

Depreciation and amortization expense related to furniture and equipment was $901,025 and $1,811,473 for the three and six months ended December 31, 2015, respectively, and $139,451 and $267,049 for the three and six months ended December 31, 2014, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	December 31,	June 30,	Weighted-Average
	2015	2015	Life
Customer related	$85,823,815	$88,287,640	8.6 years
Trade names and trademarks	14,069,000	14,069,000	14.3 years
Covenants not to compete	740,000	730,000	2.1 years

	100,632,815	103,086,640
Less: Accumulated amortization	(24,544,338)	(20,131,958)

	$76,088,477	$82,954,682

Amortization expense amounted to $2,217,829 and $4,412,380 for the three and six months ended December 31, 2015, respectively, and $960,262 and $2,111,745 for the three and six months ended December 31, 2014, respectively. Future amortization expense for the fiscal years ending June 30 are as follows:

2016 (remaining portion)	$4,147,962
2017	8,266,924
2018	8,232,257
2019	8,200,924
2020	8,088,741
Thereafter	39,151,669

$76,088,477

NOTE 6 – NOTES PAYABLE AND OTHER LONG TERM DEBT

Notes payable and other long-term debt consist of the following:

	December 31,	June 30,
	2015	2015
Long-term Credit Facility	$3,001,570	$37,707,686
Senior Secured Loan	20,962,940	23,218,575
Subordinated Secured Loan	25,000,000	25,000,000
Other notes payable	424,461	509,340

Total notes payable and other long-term debt	49,388,971	86,435,601
Less: Current portion	(1,537,628)	(543,086)

Total notes payable, net of current portion	$47,851,343	$85,892,515

Future maturities of notes payable and other long-term debt for the years ending June 30 are as follows:

2016 (remaining portion)	$422,478
2017	2,266,155
2018	2,364,441
2019	5,372,711
2020	2,533,717
Thereafter	36,429,469

$49,388,971

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2015, the Company was in compliance with all of its covenants.

As of December 31, 2015, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $46,917,000 available for borrowing under the Credit Facility and excluding any availability attributable to accounts receivable of SBA.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain 5 months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of December 31, 2015, the Company was in compliance with all of its covenants.

The loan is collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets.

Subordinated Secured Loan

In connection the Company’s acquisition of Wheels, the Company obtained a $25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on the Company’s total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. The Company may be required to prepay, at the Subordinated Lenders’ option, the entire amount of the loan (including applicable prepayment premiums) upon the occurrence of certain events, such as an event of default, a change in control, or the completion of a “going private” transaction. As of December 31, 2015, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

The Company has 839,200 outstanding shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) liquidation preference $25 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of December 31, 2015, the Company was in compliance with this ratio.

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

For the six months ended December 31, 2015, the Company’s board of directors declared and paid a cash dividend to holders of Series A Preferred Shares in the amount of $1.218750 per share, totaling $1,022,775.

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

RLP recorded $31,166 and $56,356 in profits, of which RCP’s distributable share was $18,699 and $33,813, for the three and six months ended December 31, 2015, respectively. RLP recorded $35,925 and $72,654 in profits, of which RCP’s distributable share was $21,555 and $43,592, for the three and six months ended December 31, 2014. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2015
	Level 3	Total
Contingent consideration	$6,755,000	$6,755,000

	Fair Value Measurements as of June 30, 2015
	Level 3	Total
Contingent consideration	$7,613,000	$7,613,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $598,233 and $186,233 for the three and six months ended December 31, 2015, respectively, and a decrease to contingent consideration of $170,796 and $720,796 for the three and six months ended December 31, 2014, respectively. The change in the current period is principally attributable to a reduction in management’s estimates of future pay-outs for OTE, offset by an increase in management’s estimated future pay-out for DCA.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $20,510,000 through earn-out periods measured through November 2019, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $0.8 million.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2015	$7,613,000
Increase related to accounting for acquisition	425,000
Contingent consideration paid	(1,469,233)
Change in fair value	186,233

Balance as of December 31, 2015	$6,755,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Current income tax expense	$244,441	$611,252	$912,935	$1,758,376
Deferred income tax benefit	(1,871,674)	5,239	(2,306,830)	(239,959)

Income tax expense (benefit)	$(1,627,233)	$616,491	$(1,393,895)	$1,518,417

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

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. The Company recognized share-based compensation expense related to stock awards of $929 and $2,190 during the three and six months ended December 31, 2015, respectively, and $1,261 and $2,522 during the three and six months ended December 31, 2014, respectively. The following table summarizes stock award activity under the plan:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2015	4,577	$1.62
Vested	(3,113)	1.62

Balance as of December 31, 2015	1,464	$1.62

Stock Options

The Company recognized share-based compensation expense related to stock options of $367,168 and $756,006 for the three and six months ended December 31, 2015, respectively, and $245,578 and $449,046 in the three and six months ended December 31, 2014, respectively. The aggregate intrinsic value of options exercised was $46,127 and $326,573 for the three and six months ended December 31, 2015, respectively, and $102,825 and $1,378,148 for the three and six months ended December 31, 2014, respectively.

During the six months ended December 31, 2015, the weighted average fair value per share of employee stock options granted was $2.28. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended December 31, 2015
Risk-Free Interest Rate	1.57 - 1.92%
Expected Term	6.5 years
Expected Volatility	46.60 - 53.49%
Expected Dividend Yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2015	4,509,887	$2.80	7.75	$20,357,403
Granted	350,000	4.37	10.00	—
Exercised	(109,813)	2.46	—	—
Forfeited	(232,452)	3.19	—	—

Outstanding as of December 31, 2015	4,517,622	$2.91	7.39	$4,369,421

Exercisable as of December 31, 2015	1,542,416	$1.62	5.34	$2,843,265

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

On April 25, 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company has filed a notice of appeal with the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. Both issues are fully briefed, and the trial date with the Court of Appeals has been set for May 2016. Due to the uncertainty associated with the litigation and judicial review process, the Company is unable at this time to express an opinion as to the outcome of this matter.

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and co-defendant Accountabilities admitted to being the employer of record, (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff recently admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which has since been continued until May 2016 so the parties can attempt to obtain the necessary documents. The parties are in the process of trying to obtain the records. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

High Protection Company, a Utah Corporation, Plaintiff v. Professional Air Transportation, LLC, a Utah Limited Liability Company, d/b/a ADCOM, SLC; Radiant Logistics, Inc., a Foreign Corporation; ADCOM World-Wide,, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., a Foreign Corporation, d/b/a Container Lines; Felipe Lake, an Individual, Rubens Correa, an Individual; and Does 1-100, Defendants, United States District Court for the District Court of Utah (Central), Civil Docket No. 2:14-cv-00466-TC-BCW (formerly Salt Lake County, Utah, Case # 140902965)

On or about May 27, 2014, the Company, together with its co-defendants, including certain of its subsidiaries, were sued in the Third Judicial District Court, Salt Lake County, State of Utah. The matter was subsequently removed to the Federal Courts in the United States District Court, for the District of Utah. The lawsuit alleges liability and damages arising from the ocean shipment of five (5) armored vehicles from Jordan to the Kandahar Air Base, Afghanistan, commencing in August, 2011.

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

In compliance with an Amended Scheduling Order, discovery has continued, and expert discovery has been scheduled. The Amended Scheduling Order permits amendment of pleadings, joinder of parties; expert discovery, dispositive motions, and final pre-trial conferences. The Amended Scheduling Order also includes scheduling for a potential jury trial date in December 2016. Plaintiff and Defendants have filed Motions for Summary Judgment with supporting Memoranda. An Order granting a Motion to Stay Proceedings was granted in December 2015 for purposes of a pending Mediation scheduled to commence in February 2016. Since the proceeding remains in its early stages, the Company is unable at this time to express an opinion as to the outcome of this matter.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2016 (remaining)	2017	2018	2019	2020	Total
Earn-out payments (in thousands):
Cash	$110	$2,891	$2,164	$241	$144	$5,550
Equity	—	964	721	80	48	1,813

Total estimated earn-out payments (1)	$110	$3,855	$2,885	$321	$192	$7,363

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company evaluates the performance of the segments primarily based on their respective revenues, net revenues and income from operations. Accordingly, capital expenditures and total assets are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executives, board of directors, professional services such as legal and consulting, amortization of intangible assets and certain other corporate costs associated with operating as a public company. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and statements of operations.

Three months ended December 31, 2015 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$179,519	$28,609	$(1,177)	$206,951
Net revenues	42,568	5,028	—	47,596
Income (loss) from operations	4,229	1,058	(7,844)	(2,557)
Other income (expense)	266	(24)	(1,310)	(1,068)
Income (loss) before income tax expense	4,495	1,034	(9,154)	(3,625)
Depreciation and amortization	719	182	2,218	3,119
Furniture and equipment, net	11,679	1,634	—	13,313
Goodwill	43,215	19,904	—	63,119

Three months ended December 31, 2014 (in thousands)
Revenues	$105,948	$—	$—	$105,948
Net revenues	27,592	—	—	27,592
Income from operations	2,486	—	(974)	1,512
Other income (expense)	61	—	(96)	(35)
Income (loss) before income tax expense	2,547	—	(1,070)	1,477
Depreciation and amortization	1,100	—	—	1,100
Furniture and equipment, net	2,458	—	—	2,458
Goodwill	29,467	—	—	29,467

Six months ended December 31, 2015 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$370,578	$57,664	$(2,639)	$425,603
Net revenues	88,452	9,857	—	98,309
Income (loss) from operations	11,550	(631)	(11,823)	(904)
Other income (expense)	371	216	(2,720)	(2,133)
Income (loss) before income tax expense	11,921	(415)	(14,543)	(3,037)
Depreciation and amortization	1,458	354	4,412	6,224
Furniture and equipment, net	11,679	1,634	—	13,313
Goodwill	43,215	19,904	—	63,119

Six months ended December 31, 2014 (in thousands)
Revenues	$204,179	$—	$—	$204,179
Net revenues	53,917	—	—	53,917
Income from operations	5,986	—	(2,066)	3,920
Other income (expense)	188	—	(187)	1
Income (loss) before income tax expense	6,174	—	(2,253)	3,921
Depreciation and amortization	2,379	—	—	2,379
Furniture and equipment, net	2,458	—	—	2,458
Goodwill	29,467	—	—	29,467

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three months ended December 31:	2015	2014	2015	2014	2015	2014
Revenue	$118,197	$62,246	$88,754	$43,702	$206,951	$105,948
Cost of transportation	95,794	42,747	63,561	35,609	159,355	78,356

Net revenue	$22,403	$19,499	$25,193	$8,093	$47,596	$27,592

	United States		Other Countries		Total
Six months ended December 31:	2015	2014	2015	2014	2015	2014
Revenue	$243,563	$123,106	$182,040	$81,073	$425,603	$204,179
Cost of transportation	189,644	84,946	137,650	65,316	327,294	150,262

Net revenue	$53,919	$38,160	$44,390	$15,757	$98,309	$53,917

NOTE 14 – SUBSEQUENT EVENT

On January 7, 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The Company has not purchased any shares under this program as of the date of this filing.

On January 22, 2016, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on February 1, 2016.

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

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass from a geographic standpoint, purchasing power and/or complementary service offerings to the current platform. As we continue to grow and scale the business, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization. In addition, as we continue to grow and scale the business we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity.

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

Results of Operations

Three months ended December 31, 2015 and 2014 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended December 31, 2015 and 2014 (in thousands):

	Three months ended December 31, 2015				Three months ended December 31, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation Revenue
Forwarding	$142,105	$1,030	$(120)	$143,015	$105,678	$—	$—	$105,678
Brokerage	35,688	26,769	(1,057)	61,400	—	—	—	—
	177,793	27,799	(1,177)	204,415	105,678	—	—	105,678

Cost of transportation
Forwarding	104,229	868	(120)	104,977	78,356	—	—	78,356
Brokerage	32,722	22,713	(1,057)	54,378	—	—	—	—
	136,951	23,581	(1,177)	159,355	78,356	—	—	78,356

Net transportation revenue
Forwarding	37,876	162	—	38,038	27,322	—	—	27,322
Brokerage	2,966	4,056	—	7,022	—	—	—	—
	40,842	4,218	—	45,060	27,322	—	—	27,322
Net transportation margins	23.0%	15.2%		22.0%	25.9%			25.9%

Other value added services	1,726	810	—	2,536	270	—	—	270
Net revenues	$42,568	$5,028	$—	$47,596	$27,592	$—	$—	$27,592

Forwarding revenue was $143.0 million and $105.7 million, respectively, for the three months ended December 31, 2015 and December 31, 2014. The increase of $37.3 million is attributable to the acquisitions of Wheels, Service by Air, Inc. (“SBA”), Don Cameron & Associates (“DCA”), and Highways and Skyways, Inc. (“Highways”). Brokerage revenue was $61.4 million for the three months ended December 31, 2015 and is entirely attributable to the acquisition of Wheels. Forwarding net transportation revenue was $38.0 million for the three months ended December 31, 2015 compared to $27.3 million for the comparable prior year period. The increase is attributable to the acquisitions listed above. Brokerage net transportation revenue was $7.0 million for the three months ended December 31, 2015, which is entirely attributable to our acquisition of Wheels. Prior to the acquisition we had no brokerage business. Net transportation margins were 22.0% for the three months ended December 31, 2015 compared to 25.9% in the comparable prior year period. The decrease is primarily attributable to increased brokerage business associated with the Wheels acquisition that has significantly lower margins than the forwarding business. Other value added services were $2.5 million for the three months ended December 31, 2015 compared to $0.3 million for the comparable prior year period. This increase is primarily attributable to our acquisition of Wheels.

The following table compares condensed consolidated statements of operations data by geographic operating segment for the three months ended December 31, 2015 and 2014 (in thousands):

	Three months ended December 31, 2015				Three months ended December 31, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$42,568	$5,028	$—	$47,596	$27,592	$—	$—	$27,592

Operating partner commissions	21,691	—	—	21,691	14,898	—	—	14,898
Personnel costs	9,896	2,611	772	13,279	6,302	—	674	6,976
Selling, general and administrative expenses	4,278	1,177	1,174	6,629	2,582	—	300	2,882
Depreciation and amortization	719	182	2,218	3,119	1,100	—	—	1,100
Transition and lease termination costs	1,157	—	—	1,157	395	—	—	395
Impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Change in contingent consideration	598	—	—	598	(171)	—	—	(171)

Total operating expenses	38,339	3,970	7,844	50,153	25,106	—	974	26,080

Income (loss) from operations	4,229	1,058	(7,844)	(2,557)	2,486	—	(974)	1,512
Other income (expense)	266	(24)	(1,310)	(1,068)	61	—	(96)	(35)

Income (loss) before income tax expense	4,495	1,034	(9,154)	(3,625)	2,547	—	(1,070)	1,477
Income tax benefit (expense)	—	—	1,627	1,627	—	—	(617)	(617)

Net income (loss)	4,495	1,034	(7,527)	(1,998)	2,547	—	(1,687)	860
Less: Net income attributable to non-controlling interest	(19)	—	—	(19)	(22)	—	—	(22)

Net income (loss) attributable to Radiant Logistics, Inc.	4,476	1,034	(7,527)	(2,017)	2,525	—	(1,687)	838
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$4,476	$1,034	$(8,038)	$(2,528)	$2,525	$—	$(2,198)	$327

Operating partner commissions increased approximately $6.8 million, or 45.6%, to $21.7 million in the three months ended December 31, 2015 primarily due to our acquisition of SBA, which added approximately 40 strategic operating partner locations.

Personnel costs increased approximately $6.3 million, or 90.3%, to $13.3 million in the three months ended December 31, 2015. The increase is primarily attributable to increased headcount associated with our acquisitions of Wheels, SBA, DCA and Highways, which added personnel costs associated with new Company-owned locations in Toronto, Los Angeles, Chicago, New York, Minneapolis and Cincinnati.

Selling, general and administrative (“SG&A”) costs increased approximately $3.7 million, or 130.0%, to $6.6 million in the three months ended December 31, 2015. The increase is primarily due to the acquisitions of Wheels, SBA, DCA and Highways, which substantially increased facilities, technology and other normal recurring costs associated with added Company-owned locations. Additionally, we had substantial professional services costs associated with our recent acquisitions and litigation.

Depreciation and amortization costs increased approximately $2.0 million, or 183.6%, to $3.1 million in the three months ended December 31, 2015. The increase is primarily due to amortization of intangibles related to the Wheels, SBA, DCA and Highways acquisitions.

Transition and lease termination cost increased approximately $0.8 million, or 193.0%, to $1.2 million in the three months ended December 31, 2015. The current period amounts are due to non-recurring personnel costs for SBA that are expected to be eliminated in connection with the winding down of SBA’s historical back office operations. The prior period amount represents non-recurring lease termination costs incurred in connection with the exit and downsizing of the former DBA Distribution Services, Inc. (“DBA”) warehouse and corporate headquarters in New Jersey to a smaller location.

Impairment of acquired intangible assets is attributable to the customer related intangibles associated with On Time Express, Inc. (“OTE”).

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. There was a loss from change in contingent consideration of $0.6 million in the three months ended December 31, 2015, compared to a gain of $0.2 million in the comparable prior year period. The change was primarily attributable to a reduction in management’s estimates of future payouts with respect to OTE, partially offset by an increase in management’s estimated future payouts for DCA, through the remainder of their respective earn-out periods.

Other expenses increased approximately $1.1 million during the three months ended December 31, 2015 due to higher interest expense on indebtedness used to acquire Wheels, partially offset by foreign exchange gains.

Our decrease in net income was driven principally by increased depreciation, amortization, impairment of acquired intangible assets, and interest expenses compared to the comparable prior year period, partially offset by an income tax benefit.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration, all of which may result in gains or losses that are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2015 and 2014 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended December 31, 2015				Three months ended December 31, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$42,568	$5,028	$—	$47,596	$27,592	$—	$—	$27,592

Net income (loss) attributable to common stockholders	$4,476	$1,034	$(8,038)	$(2,528)	$2,525	$—	$(2,198)	$327
Less: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	4,476	1,034	(7,527)	(2,017)	2,525	—	(1,687)	838

Income tax expense (benefit)	—	—	(1,627)	(1,627)	—	—	617	617
Depreciation and amortization	719	182	2,218	3,119	1,100	—	—	1,100
Net interest expense	—	—	1,310	1,310	—	—	96	96

EBITDA	5,195	1,216	(5,626)	785	3,625	—	(974)	2,651

Share-based compensation	368	—	—	368	159	—	88	247
Change in contingent consideration	598	—	—	598	(171)	—	—	(171)
Acquisition related costs	—	8	470	478	—	—	578	578
Non-recurring legal costs	—	—	412	412	—	—	66	66
Transition and lease termination costs	49	—	—	49	395	—	—	395
Loss on impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Foreign exchange gain	(244)	26	—	(218)	(38)	—	—	(38)

Adjusted EBITDA	5,966	1,250	(1,064)	6,152	3,970	—	(242)	3,728
Transition costs	737	—	—	737	—	—	—	—
Normalized Adjusted EBITDA	$6,703	$1,250	$(1,064)	$6,889	$3,970	$—	$(242)	$3,728
As a % of Net Revenues	15.7%	24.9%		14.5%	14.4%	0.0%		13.5%

Six months ended December 31, 2015 and 2014 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the six months ended December 31, 2015 and 2014 (in thousands):

	Six months ended December 31, 2015				Six months ended December 31, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation Revenue
Forwarding	$286,379	$2,239	$(180)	$288,438	$203,616	$—	$—	$203,616
Brokerage	81,684	53,898	(2,459)	133,123	—	—	—	—
	368,063	56,137	(2,639)	421,561	203,616	—	—	203,616

Cost of transportation
Forwarding	208,923	1,877	(180)	210,620	150,262	—	—	150,262
Brokerage	73,203	45,930	(2,459)	116,674	—	—	—	—
	282,126	47,807	(2,639)	327,294	150,262	—	—	150,262

Net transportation revenue
Forwarding	77,456	362	—	77,818	53,354	—	—	53,354
Brokerage	8,481	7,968	—	16,449	—	—	—	—
	85,937	8,330	—	94,267	53,354	—	—	53,354
Net transportation margins	23.3%	14.8%		22.4%	26.2%			26.2%

Other value added services	2,515	1,527	—	4,042	563	—	—	563
Net revenues	$88,452	$9,857	$—	$98,309	$53,917	$—	$—	$53,917

Forwarding revenue was $288.4 million and $203.6 million, respectively, for the six months ended December 31, 2015 and December 31, 2014. The increase of $84.8 million is attributable to the acquisitions of Wheels, SBA, DCA, and Highways. Brokerage revenue was $133.1 million for the six months ended December 31, 2015 and is entirely attributable to the acquisition of Wheels. Forwarding net transportation revenue was $77.8 million for the six months ended December 31, 2015 compared to $53.4 million for the comparable prior year period. The increase is due to the acquisitions listed above. Brokerage net transportation revenue was $16.4 million for the six months ended December 31, 2015, which is entirely attributable to our acquisition of Wheels. Net transportation margins were 22.4% for the six months ended December 31, 2015 compared to 26.2% in the comparable prior year period. The decrease is primarily attributable to increased brokerage business associated with the Wheels acquisition that has significantly lower margins than the forwarding business. Other value added services were $4.0 million for the six months ended December 31, 2015 compared to $0.6 million for the comparable prior year period. This increase is primarily attributable to our acquisition of Wheels.

The following table compares condensed consolidated statements of operations data by geographic operating segment for the six months ended December 31, 2015 and 2014 (in thousands):

	Six months ended December 31, 2015				Six months ended December 31, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$88,452	$9,857	$—	$98,309	$53,917	$—	$—	$53,917

Operating partner commissions	43,989	—	—	43,989	28,877	—	—	28,877
Personnel costs	20,569	5,545	1,608	27,722	12,334	—	1,203	13,537
Selling, general and administrative expenses	8,376	2,593	2,123	13,092	4,667	—	863	5,530
Depreciation and amortization	1,458	354	4,412	6,224	2,379	—	—	2,379
Transition and lease termination costs	2,324	1,996	—	4,320	395	—	—	395
Impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Change in contingent consideration	186	—	—	186	(721)	—	—	(721)

Total operating expenses	76,902	10,488	11,823	99,213	47,931	—	2,066	49,997

Income (loss) from operations	11,550	(631)	(11,823)	(904)	5,986	—	(2,066)	3,920
Other income (expense)	371	216	(2,720)	(2,133)	188	—	(187)	1

Income (loss) before income tax expense	11,921	(415)	(14,543)	(3,037)	6,174	—	(2,253)	3,921
Income tax benefit (expense)	—	—	1,394	1,394	—	—	(1,518)	(1,518)

Net income (loss)	11,921	(415)	(13,149)	(1,643)	6,174	—	(3,771)	2,403
Less: Net income attributable to non-controlling interest	(34)	—	—	(34)	(44)	—	—	(44)

Net income (loss) attributable to Radiant Logistics, Inc.	11,887	(415)	(13,149)	(1,677)	6,130	—	(3,771)	2,359
Less: Preferred stock dividends	—	—	(1,023)	(1,023)	—	—	(1,022)	(1,022)

Net income (loss) attributable to common stockholders	$11,887	$(415)	$(14,172)	$(2,700)	$6,130	$—	$(4,793)	$1,337

Operating partner commissions increased approximately $15.1 million, or 52.3%, to $44.0 million in the six months ended December 31, 2015 primarily due to our acquisition of SBA, which added approximately 40 strategic operating partner locations.

Personnel costs increased approximately $14.2 million, or 104.8%, to $27.7 million in the six months ended December 31, 2015. The increase is primarily attributable to increased headcount associated with our acquisitions of Wheels, SBA, DCA and Highways, which added personnel costs associated with new Company-owned locations in Toronto, Los Angeles, Chicago, New York, Minneapolis and Cincinnati.

SG&A costs increased approximately $7.6 million, or 136.7%, to $13.1 million in the six months ended December 31, 2015. The increase is primarily due to the acquisitions of Wheels, SBA, DCA and Highways, which substantially increased facilities, technology and other normal recurring costs associated with added Company-owned locations. Additionally, we had substantial professional services costs associated with our recent acquisitions.

Depreciation and amortization costs increased approximately $3.8 million, or 161.6%, to $6.2 million in the six months ended December 31, 2015. The increase is primarily due to amortization of intangibles related to the Wheels, SBA, DCA and Highways acquisitions.

Transition and lease termination cost increased approximately $3.9 million, or 993.3%, to $4.3 million in the six months ended December 31, 2015 due to the consolidation effort at the Wheels Toronto location, the exit of the former SBA JFK office, and non-recurring personnel costs for SBA that are expected to be eliminated in connection with the winding down of SBA’s historical back office operations. The prior period amount represents non-recurring lease termination costs incurred in connection with the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location.

Impairment of acquired intangible assets is attributable to the customer related intangibles associated with On Time Express, Inc. (“OTE”).

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. There was a loss from change in contingent consideration of $0.2 million in the six months ended December 31, 2015, compared to a gain of $0.7 million in the comparable prior year period. The change was primarily attributable to a reduction in management’s estimates of future payouts with respect to OTE, offset by an increase in management’s estimated future payouts for DCA through the remainder of their respective earn-out periods.

Other expenses increased approximately $2.1 million during the six months ended December 31, 2015 due to higher interest expense on indebtedness used to acquire Wheels.

Our decrease in net income was driven principally by increased lease termination costs, depreciation, amortization, impairment of acquired intangible assets, and interest expenses compared to the comparable prior year period, partially offset by an income tax benefit.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration, all of which may result in gains or losses that are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2015 and 2014 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six months ended December 31, 2015				Six months ended December 31, 2014
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$88,452	$9,857	$—	$98,309	$53,917	$—	$—	$53,917

Net income (loss) attributable to common stockholders	$11,887	$(415)	$(14,172)	$(2,700)	$6,130	$—	$(4,793)	$1,337
Less: Preferred stock dividends	—	—	1,023	1,023	—	—	1,022	1,022
Net income (loss) attributable to Radiant Logistics, Inc.	11,887	(415)	(13,149)	(1,677)	6,130	—	(3,771)	2,359

Income tax expense (benefit)	—	—	(1,394)	(1,394)	—	—	1,518	1,518
Depreciation and amortization	1,458	354	4,412	6,224	2,379	—	—	2,379
Net interest expense	—	—	2,721	2,721	—	—	187	187

EBITDA	13,345	(61)	(7,410)	5,874	8,509	—	(2,066)	6,443

Share-based compensation	695	63	—	758	287	—	165	452
Change in contingent consideration	186	—	—	186	(721)	—	—	(721)
Acquisition related costs	—	286	1,191	1,477	—	—	673	673
Non-recurring legal costs	—	—	722	722	—	—	185	185
Transition and lease termination costs	225	1,882	—	2,107	395	—	—	395
Loss on impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Foreign exchange gain	(258)	(210)	—	(468)	(112)	—	—	(112)

Adjusted EBITDA	14,193	1,960	(1,817)	14,336	8,358	—	(1,043)	7,315
Transition costs	1,377	—	—	1,377	—	—	—	—
Normalized Adjusted EBITDA	$15,570	$1,960	$(1,817)	$15,713	$8,358	$—	$(1,043)	$7,315
As a % of Net Revenues	17.6%	19.9%		16.0%	15.5%			13.6%

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Wheels. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of Wheels, as if we had acquired them as of July 1, 2014. The pro forma results are also adjusted to reflect a consolidation of the historical results of operations of Wheels and the Company as adjusted to reflect the amortization of acquired intangibles.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the six months ended December 31, 2015 and 2014 (pro forma and unaudited):

	Six Months Ended December 31,
	2015	2014
Revenues	$425,603	$377,581
Cost of transportation	327,294	301,779

Net revenues	$98,309	$75,802
Net transportation margins	23.1%	20.1%

The following table compares certain condensed consolidated statements of operations data (in thousands) for the six months ended December 31, 2015 and 2014 (pro forma and unaudited):

	Six Months Ended December 31,
	2015	2014
Net revenues	$98,309	$75,802

Operating partner commissions	43,989	28,877
Personnel costs	27,722	26,481	(a)
Selling, general and administrative expenses	13,092	10,874	(b)
Depreciation and amortization	6,224	5,999	(c)
Lease termination costs	4,320	395
Loss on impairment of acquired intangible assets	3,680	831
Change in contingent consideration	186	(1,646)

Total operating expenses	99,213	71,811

Income (loss) from operations	(904)	3,991
Other expense	(2,133)	(2,223)	(d)

Income (loss) before income tax expense	(3,037)	1,768
Income tax benefit (expense)	1,394	(619)	(e)

Net income (loss)	(1,643)	1,149
Less: Net income attributable to non-controlling interest	(34)	(44)

Net income (loss) attributable to Radiant Logistics, Inc.	(1,677)	1,105
Less: Preferred stock dividends	(1,023)	(1,023)

Net income (loss) attributable to common stockholders	$(2,700)	$82

(a)	Includes share-based compensation expense of $124 related to the Wheels transaction
(b)	Includes transaction expenses of $1,644 incurred by Radiant related to the Wheels transaction
(c)	Includes amortization of intangibles expense of $2,806 related to the Wheels transaction
(d)	Includes interest expense of $2,402 related to the Wheels transaction
(e)	Includes a tax benefit of $1,517 related to the Wheels transaction

The following table provides a reconciliation for the six months ended December 31, 2015 and 2014 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six Months Ended December 31,
	2015	2014
Net revenues	$98,309	$75,802

Net income (loss) attributable to common stockholders	$(2,700)	$82
Preferred stock dividends	1,023	1,023
Net income (loss) attributable to Radiant Logistics, Inc.	(1,677)	1,105

Income tax expense (benefit)	(1,394)	619
Depreciation and amortization	6,224	5,999
Net interest expense	2,721	2,588

EBITDA	$5,874	$10,311

Share-based compensation	758	576
Change in contingent consideration	186	(1,646)
Acquisition related costs	1,477	673
Non-recurring legal costs	722	185
Lease termination costs	2,107	395
Loss on impairment of acquired intangible assets	3,680	831
Foreign exchange loss (gain)	(468)	—

Adjusted EBITDA	14,336	11,325
Transition costs	1,377	—
Normalized Adjusted EBITDA	$15,713	$11,325
As a % of Net Revenues	16.0%	14.9%

Liquidity and Capital Resources

Net cash provided by operating activities was $15.7 million for the six months ended December 31, 2015, compared to $4.1 million for the six months ended December 31, 2014. The change was principally driven by our net income (loss) adjusted for amortization, contingent consideration, loss on impairment, transition and lease termination costs, and changes in accounts receivable and accounts payable.

Net cash used for investing activities was $3.7 million for the six months ended December 31, 2015, compared to $4.7 million for the six months ended December 31, 2014. Use of cash for the six months ended December 31, 2015 consisted $2.4 million of purchases of furniture and equipment, $0.8 million related to acquisitions, and $0.7 million of payments to former shareholders of acquired operations, offset by $0.2 million of proceeds from sale of furniture and equipment. Use of cash for the six months ended December 31, 2014 consisted of $3.5 million related to acquisitions and the purchase of $1.2 million in furniture and equipment.

Net cash provided by financing activities was $1.1 million for the six months ended December 31, 2015, compared to cash used for financing activities of $0.6 million for the six months ended December 31, 2014. The cash provided by financing activities for the six months ended December 31, 2015 consisted of proceeds from the offering of $38.4 million of common stock and a tax benefit from the exercise of stock options of less than $0.1 million, offset by repayments to our credit facility of $34.7 million, payment of contingent consideration to former shareholders of acquired operations of $1.5 million, payment of preferred stock dividends of $1.0 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million, offset by. Cash used for financing activities for the six months ended December 31, 2014 consisted of preferred dividend payments of $1.0 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.4 million, and payment of contingent consideration payments made to former shareholders of acquired operations of $1.2 million, offset by proceeds from our credit facility of $1.1 million and a tax benefit from the exercise of stock options of $0.4 million.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding the acquisitions and potential earn-out payments, see Note 3 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2015, and Note 3 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

As of December 31, 2015, we have gross availability of $50.0 million, net of letter of credit reserves of approximately $0.3 million for approximately $49.7 million in availability under the credit facility to support future acquisitions and our on-going working capital requirements, excluding any availability attributable to accounts receivable of SBA. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our credit facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

For additional information regarding our indebtedness, see Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2015, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below:

On April 2, 2015 and June 8, 2015 we acquired Wheels and SBA, respectively. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Form 10-K dated June 30, 2015 for additional information regarding these acquisitions. Management has excluded these businesses from its evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. The revenues attributable to Wheels represented approximately 33% of our consolidated revenues for the six months ended December 31, 2015 and the revenues attributable to SBA represented approximately 15% of our consolidated revenues for the six months ended December 31, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2015. Below are some updates to legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

DBA Distribution Services, Inc. – Bretta Santini Pollara v. Radiant Logistics, Inc., United States District Court, Central District of California, Case No. 12-344 GAF

The trial date with the Court of Appeals has been set for May 2016. Due to the uncertainty associated with the litigation and judicial review process, we remain unable to express an opinion as to the outcome of this matter.

Ingrid Barahoma v. Accountabilities, Inc. d/b/a/ Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

Plaintiff recently admitted in a report to the Court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and-or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which has since been continued until May 2016 so the parties can attempt to obtain the necessary documents. The parties are in the process of trying to obtain the records. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

High Protection Company, a Utah Corporation, Plaintiff, v. Professional Air Transportation, LLC, a Utah Limited Liability Company, d/b/a ADCOM SLC; Radiant Logistics, Inc., a Foreign Corporation; ADCOM World-Wide, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., a Foreign Corporation, d/b/a Radiant Container Lines; Felipe Lake, an Individual; Rubens Correa, an Individual; and Does 1-100, Defendants, United States District Court for the District of Utah (Central), Civil Docket No. 2:14-cv-00466-TC-BCW (formerly Salt Lake County, Utah, Case No. 140902965)

In compliance with an Amended Scheduling Order, discovery has continued in this action, and expert discovery has been scheduled. The Amended Scheduling Order also includes scheduling for a potential jury trial date in December 2016. Plaintiff and Defendants have filed Motions for Summary Judgment with supporting Memoranda. An Order granting a Motion to Stay Proceedings was granted in December 2015 for purposes of a pending Mediation scheduled to commence in February 2016. Since the proceeding remains in its early stages, we are unable at this time to express an opinion as to the outcome of this matter.

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

RADIANT LOGISTICS, INC.

Date: February 16, 2016	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2016	/s/ Todd E. Macomber
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