Form 10-K/A
period 2015-06-30
RADIANT LOGISTICS, INC
filed 2016-03-14
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Radiant Logistics, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2015 and as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 29, 2015 (as so amended, the “Form 10-K”). The purpose of this Amendment No. 2 is to respond to comment letters received from the staff of the SEC (the “Comment Letters”). Pursuant to the Comment Letters, this Amendment No. 2 amends the Form 10-K solely to: (i) amend the Report of Independent Registered Public Accounting Firm to include the city and state of the principal office of the Company’s Independent Registered Public Accounting Firm; and (ii) amend the Supplemental Pro Forma Information contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations to, among other things, revise the introductory paragraph, remove pro forma information for the twelve months ended June 30, 2014, and add footnotes to the table.

Except as described in this explanatory note, no other changes have been made to the Form 10-K, and this Amendment No. 2 does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described in this explanatory note is unchanged and reflects the disclosures made previously in the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

i

ii

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

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical unaudited and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisitions of Wheels, as if we had acquired Wheels as of July 1, 2014. The pro forma results have been adjusted to reflect a consolidation of the historical results of operations of Wheels, and the Company as adjusted to reflect the amortization of acquired intangibles, increased interest expense, changes in taxes, and increased stock compensation expense. The presentation also highlights the transaction costs incurred to complete the Wheels transaction. The pro forma results have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of this transaction.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had these acquisitions been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the fiscal year ended June 30, 2015 (pro forma and unaudited):

Twelve Months Ended June 30, 2015
Transportation revenue	$751,330
Cost of transportation	596,338

Net transportation revenue	$154,992
Net transportation margins	20.6%

The following table presents certain condensed consolidated statements of income data as a percentage of our net transportation revenue (in thousands) for the fiscal year ended June 30, 2015 (pro forma and unaudited):

	Twelve Months Ended June 30, 2015	Percentage
Net transportation revenue	$154,992	100%

Operating partner commissions	60,355	38.9%
Personnel costs	53,055	34.2%	(a)
Selling, general and administrative expenses	23,265	15.0%	(b)
Depreciation and amortization	11,745	7.6%	(c)
Transition and Lease termination costs	769	0.5%
Restructuring Costs	3,672	2.4%
Impairment of Intangibles	831	0.5%
Change in contingent consideration	(4,846)	(3.1%)

Total operating expenses	148,846	96.0%

Income from operations	6,146	4.0%
Interest (expense) net	(5,565)	(3.6%)	(d)
Other income (expense)	1,878	1.2%

Income before income tax expense	2,459	1.6%
Income tax expense	(861)	(0.6%)	(e)

Net income	1,598	1.0%
Less: Net income attributable to non-controlling interest	(81)	(0.1%)

Net income attributable to Radiant Logistics, Inc.	1,517	1.0%
Less: Preferred stock dividends	(2,045)	(1.3%)

Net loss attributable to common stockholders	$(528)	(0.3%)

(a) - Includes $186 of stock based compensation expense for the first nine months related to the Wheels transaction
(b) - Includes $1,644 of transaction expenses related to the acquisition incurred by Radiant during the year ended June 30, 2015
(c) - Includes $4,209 of amortization of intangibles expense for the first nine months related to the Wheels transaction
(d) - Includes $3,709 of interest expense for the first nine months related to the Wheels transaction
(e) - Includes a tax benefit of $1,517 for the first nine months related to the Wheels transaction

The following table provides a reconciliation for the fiscal year ended June 30, 2015 (pro forma and unaudited) of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Twelve Months Ended June 30, 2015
Net transportation revenue	$154,992

Net loss attributable to common stockholders	$(528)
Preferred stock dividends	2,045

Net income attributable to Radiant Logistics, Inc.	1,517
Income tax expense	861
Depreciation and amortization	11,745
Net interest expense	5,565

EBITDA	$19,688

Share-based compensation	1,301	(a)
Change in contingent consideration	(4,846)
Transition and Lease termination costs	769
Restructuring Costs	3,672
Impairment of Intangibles	831
Foreign exchange loss	739

Adjusted EBITDA	$22,154
As a % of Net Revenues	14.3%

(a) - Includes $186 of stock based compensation expense for the first nine months related to the Wheels transaction

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

			8-K		10.1	4/8/15

10.14	$29,000,000 Credit Facilities Loan Agreement dated April 2, 2015 by and among Wheels Group Inc. and Integrated Private Debt Fund IV LP.		8-K		10.2	4/8/15

10.15	Loan and Security Agreement dated April 2, 2015 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Radiant Trade Services, Inc. and Triangle Capital Corporation as Agent.		8-K		10.3	4/8/15

10.16	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012		10-Q	12/31/12	10.1	2/12/13

10.17	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended		10-Q	12/31/12	10.2	2/12/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.18	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended		10-Q	12/31/12	10.3	2/12/13

10.19	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.5	2/12/13

10.20	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.6	2/12/13

10.21	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.7	2/12/13

10.22	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.8	2/12/13

10.23	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		10-Q	12/31/12	10.9	2/12/13

10.24	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan		DEF 14A		Annex A	10/9/12

14.1	Code of Business Conduct and Ethics		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant		10-K	6/30/15	21.1	9/28/15

23.1	Consent of Peterson Sullivan LLP		10-K	6/30/15	23.1	9/28/15

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance		10-K/A	6/30/15	101.INS	9/29/15

101.SCH	XBRL Taxonomy Extension Schema		10-K/A	6/30/15	101.SCH	9/29/15

101.CAL	XBRL Taxonomy Extension Calculation		10-K/A	6/30/15	101.CAL	9/29/15

101.DEF	XBRL Taxonomy Extension Definition		10-K/A	6/30/15	101.DEF	9/29/15

101.LAB	XBRL Taxonomy Extension Label		10-K/A	6/30/15	101.LAB	9/29/15

101.PRE	XBRL Taxonomy Extension Presentation		10-K/A	6/30/15	101.PRE	9/29/15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: March 14, 2016	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	March 14, 2016
Stephen P. Harrington

/s/ Jack Edwards	Director	March 14, 2016
Jack Edwards

/s/ Richard P. Palmieri	Director	March 14, 2016
Richard P. Palmieri

/s/ Bohn H. Crain	Chairman and	March 14, 2016
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	March 14, 2016
Todd E. Macomber	Financial Officer (Principal Accounting Officer)

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

Peterson Sullivan LLP

Seattle, Washington

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