Form 10-Q
period 2016-03-31
RADIANT LOGISTICS, INC
filed 2016-05-16
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

There were 48,775,971 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of May 12, 2016.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,796,979	$7,268,144
Accounts receivable, net of allowance of $1,679,317 and $1,551,202, respectively	98,737,946	127,348,546
Employee and other receivables	308,809	110,728
Income tax deposit	4,657,411	4,102,191
Prepaid expenses and other current assets	5,036,006	5,671,872
Deferred tax asset	1,976,463	1,977,433
Total current assets	130,513,614	146,478,914

Furniture and equipment, net	12,647,736	13,175,890

Acquired intangibles, net	74,014,497	82,954,682
Goodwill	63,119,472	63,089,222
Deposits and other assets	2,329,910	3,007,492
Total long-term assets	139,463,879	149,051,396
Total assets	$282,625,229	$308,706,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$74,657,886	$92,025,407
Commissions payable	8,848,393	9,449,047
Other accrued costs	5,082,968	7,732,101
Due to former shareholders of acquired operations	—	683,593
Current portion of notes payable	2,185,675	543,086
Current portion of contingent consideration	3,240,000	1,872,000
Current portion of transition and lease termination liability	1,618,189	282,849
Other current liabilities	277,317	297,727
Total current liabilities	95,910,428	112,885,810

Notes payable, net of current portion	45,498,474	85,892,515
Contingent consideration, net of current portion	3,870,000	5,741,000
Transition and lease termination liability, net of current portion	679,338	923
Deferred rent liability	962,812	1,143,749
Deferred tax liability	15,213,174	17,544,417
Other long-term liabilities	830,920	1,004,812
Total long-term liabilities	67,054,718	111,327,416
Total liabilities	162,965,146	224,213,226

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980,000	839	839
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,752,522 and 42,563,224 shares issued and outstanding, respectively	30,207	24,018
Additional paid-in capital	114,079,203	74,658,960
Deferred compensation	(1,387)	(4,166)
Retained earnings	5,215,894	10,146,282
Accumulated other comprehensive income (loss)	268,136	(394,547)
Total Radiant Logistics, Inc. stockholders’ equity	119,592,892	84,431,386
Non-controlling interest	67,191	61,588
Total stockholders’ equity	119,660,083	84,492,974
Total liabilities and stockholders’ equity	$282,625,229	$308,706,200

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$173,275,508	$102,251,690	$598,879,123	$306,431,182
Cost of transportation	131,474,107	75,147,153	458,768,400	225,409,489
Net revenues	41,801,401	27,104,537	140,110,723	81,021,693

Operating partner commissions	18,954,943	13,941,213	62,943,901	42,818,474
Personnel costs	13,185,487	7,221,932	40,907,899	20,758,358
Selling, general and administrative expenses	5,865,425	3,579,001	18,957,327	9,109,285
Depreciation and amortization	3,036,845	1,279,761	9,260,698	3,658,555
Transition and lease termination costs	788,922	—	5,108,570	395,086
Impairment of acquired intangible assets	—	—	3,679,825	—
Change in contingent consideration	441,560	(428,216)	627,793	(1,149,012)
Total operating expenses	42,273,182	25,593,691	141,486,013	75,590,746

Income (loss) from operations	(471,781)	1,510,846	(1,375,290)	5,430,947

Other income (expense):
Interest income	29,724	330	44,201	1,987
Interest expense	(1,369,367)	(140,900)	(4,104,842)	(328,801)
Foreign exchange gain (loss)	(80,159)	(64,269)	388,593	47,813
Other	(15,028)	8,619	103,474	84,092
Total other expense:	(1,434,830)	(196,220)	(3,568,574)	(194,909)

Income (loss) before income tax expense	(1,906,611)	1,314,626	(4,943,864)	5,236,038

Income tax benefit (expense)	207,347	40,553	1,601,242	(1,477,864)

Net income (loss)	(1,699,264)	1,355,179	(3,342,622)	3,758,174
Less: Net income attributable to non-controlling interest	(19,790)	(19,054)	(53,603)	(62,646)

Net income (loss) attributable to Radiant Logistics, Inc.	(1,719,054)	1,336,125	(3,396,225)	3,695,528
Less: Preferred stock dividends	(511,388)	(511,368)	(1,534,163)	(1,534,144)

Net income (loss) attributable to common stockholders	$(2,230,442)	$824,757	$(4,930,388)	$2,161,384

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(758,802)	—	662,683	—
Comprehensive income (loss)	$(2,989,244)	$824,757	$(4,267,705)	$2,161,384

Net income (loss) per common share - basic and diluted	$(0.05)	$0.02	$(0.10)	$0.06

Weighted average shares outstanding:
Basic shares	48,745,727	34,758,931	48,282,964	34,577,405
Diluted shares	48,745,727	36,476,629	48,282,964	36,161,557

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2015	839,200	$839	42,563,224	$24,018	$74,658,960	$(4,166)	$10,146,282	$(394,547)	$61,588	$84,492,974
Issuance of common stock at $6.75 per share, net of underwriting and offering costs of $2,969,810	—	—	6,133,334	6,133	38,424,061	—	—	—	—	38,430,194
Issuance of common stock to former Copper Logistics shareholders at $4.23 per share	—	—	7,385	7	31,243	—	—	—	—	31,250
Share-based compensation	—	—	—	—	1,082,390	—	—	—	—	1,082,390
Amortization of deferred compensation	—	—	—	—	—	2,779	—	—	—	2,779
Cashless exercise of stock options	—	—	48,579	49	(119,602)	—	—	—	—	(119,553)
Tax benefit from exercise of stock options	—	—	—	—	2,151	—	—	—	—	2,151
Preferred dividends paid	—	—	—	—	—	—	(1,534,163)	—	—	(1,534,163)
Distribution to non- controlling interest	—	—	—	—	—	—	—	—	(48,000)	(48,000)
Net income (loss)	—	—	—	—	—	—	(3,396,225)	—	53,603	(3,342,622)
Comprehensive income	—	—	—	—	—	—	—	662,683	—	662,683
Balance as of March 31, 2016	839,200	$839	48,752,522	$30,207	$114,079,203	$(1,387)	$5,215,894	$268,136	$67,191	$119,660,083

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(3,342,622)	$3,758,174
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	1,085,169	732,772
amortization of intangibles	6,486,360	3,236,855
depreciation and leasehold amortization	2,774,338	421,700
deferred income tax benefit	(2,437,853)	(1,232,434)
amortization of loan fees	302,385	45,885
change in contingent consideration	627,793	(1,149,012)
loss on impairment of acquired intangible assets	3,679,825	—
transition and lease termination costs	3,177,401	395,086
loss on disposal of fixed assets	228,997	—
change in (recovery of) provision for doubtful accounts	128,115	(132,478)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	27,664,157	542,718
employee and other receivables	(193,793)	137,192
income tax deposit	(538,685)	(651,606)
prepaid expenses, deposits and other assets	859,733	(458,389)
accounts payable and accrued transportation costs	(17,428,207)	870,938
commissions payable	(600,654)	(137,244)
other accrued costs	(1,900,863)	538,339
other liabilities	(143,273)	8,582
deferred rent liability	(178,356)	12,690
transition and lease termination liability	(1,073,786)	(563,427)
Net cash provided by operating activities	19,176,181	6,376,341

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year, net of cash acquired	(800,000)	(3,506,250)
Purchase of furniture and equipment	(2,956,340)	(2,000,409)
Proceeds from sale of furniture and equipment	395,584	—
Payments to former shareholders of acquired operations	(683,593)	—
Net cash used for investing activities	(4,044,349)	(5,506,659)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(37,707,686)	1,506,240
Proceeds from note payable	—	547,730
Payment of loan fees	—	(803,383)
Repayment of note payable	(127,737)	—
Proceeds from stock offering, net of offering costs	38,430,194	—
Payments of contingent consideration	(1,555,793)	(1,456,826)
Payment of preferred stock dividends	(1,534,163)	(1,534,164)
Distributions to non-controlling interest	(48,000)	(18,000)
Proceeds from sale of common stock	—	108,610
Payment of employee tax withholdings related to cashless stock option exercises	(119,553)	(876,886)
Tax benefit from exercise of stock options	2,151	953,686
Net cash used for financing activities	(2,660,587)	(1,572,993)

Effect of exchange rate changes on cash and cash equivalents	57,590	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,528,835	(703,311)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,268,144	2,880,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,796,979	$2,176,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,220,443	$2,421,949
Interest paid	$3,738,826	$261,032

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $5,154,280 and $3,137,103 as of March 31, 2016 and June 30, 2015, respectively.

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

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under the various Company brands. Each individual strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by such operating partner. To facilitate this arrangement, certain strategic operating partners are required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts, as well as other deficit balances owed to us by our strategic operating partners, are recognized as a receivable in the Company’s financial statements. Other strategic operating partners are not responsible to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these operating partners. However, to the extent any of these operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2016, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the fiscal year, the Company concluded it had a triggering event requiring assessment of customer related intangibles associated with the On Time Express, Inc. (“OTE”) acquisition due to a loss of customers. As a result, the Company reviewed the customer related intangibles and recorded an impairment loss of $3,679,825 during the second fiscal quarter. The impairment was measured using future discounted cash flows using Level 3 inputs in the fair value hierarchy. Management has performed a review of all long-lived assets and has determined no further impairment of the respective carrying value has occurred as of March 31, 2016.

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

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through May 2021. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments (excluding the lease payments included in the lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

2016 (remaining portion)	$1,461,352
2017	5,332,721
2018	3,693,149
2019	2,888,955
2020	1,685,643
Thereafter	981,130

Total minimum lease payments	$16,042,950

Rent expense amounted to $1,435,881 and $4,314,790 for the three and nine months ended March 31, 2016, respectively, and $495,440 and $1,470,718 for the three and nine months ended March 31, 2015.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of nonrecurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of SBA and other operating locations.

The transition and lease termination liability consists of the following:

	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2015	$255,272	$28,500	$—	$283,772
Lease termination and transition costs	2,342,735	834,666	1,931,169	5,108,570
Payments and other	(1,012,866)	(150,780)	(1,931,169)	(3,094,815)

Balance as of March 31, 2016	$1,585,141	$712,386	$—	$2,297,527

m)	401(k) Savings Plans

The Company has employee savings plans under which the Company provides matching contributions. The Company’s contributions under the plans were $208,104 and $507,513 for the three and nine months ended March 31, 2016, respectively, and $126,311 and $349,408 for the three and nine months ended March 31, 2015, respectively.

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

The Company recorded share-based compensation expense of $326,973 and $1,085,169 for the three and nine months ended March 31, 2016, respectively, and $281,204 and $732,772 for the three and nine months ended March 31, 2015.

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

For the three months ended March 31, 2016, the weighted average outstanding number of potentially dilutive common shares totaled 48,745,727 shares of common stock. Unvested restricted stock awards and options to purchase 4,349,922 shares of common stock were excluded from the diluted income per share for the three months ended March 31, 2016 as there was a net loss in the period and their effect would have been antidilutive. For the three months ended March 31, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 36,476,629 shares of common stock, including unvested restricted stock awards and options to purchase 5,270,183 shares of common stock as of March 31, 2015, of which 777,051 were excluded as their effect would have been antidilutive.

For the nine months ended March 31, 2016, the weighted average outstanding number of potentially dilutive common shares totaled 48,282,964 shares of common stock. Unvested restricted stock awards and options to purchase 4,349,922 shares of common stock were excluded from the diluted income per share for the nine months ended March 31, 2016, as there was a net loss in the period and their effect would have been antidilutive. For the nine months ended March 31, 2015, the weighted average outstanding number of potentially dilutive common shares totaled 36,161,557 shares of common stock, including unvested restricted stock awards and options to purchase 5,270,183 shares of common stock as of March 31, 2015, of which 912,768 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Weighted average basic shares outstanding	48,745,727	34,758,931	48,282,964	34,577,405
Dilutive effect of share-based awards	—	1,717,698	—	1,584,152

Weighted average dilutive shares outstanding	48,745,727	36,476,629	48,282,964	36,161,557

r)	Foreign Currency Translation

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to require all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, to improve the accounting for share-based compensation. The guidance changes how companies account for certain aspects of share-based compensation, including accounting for income taxes, forfeitures, tax withholdings, and classification of items in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2016 Acquisition

Copper Logistics, Incorporated

On November 2, 2015, the Company acquired the operations and assets of Copper Logistics, Incorporated (“Copper”), a Minneapolis, Minnesota based company that provides a full range of domestic and international transportation and logistics services across North America. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation.

Fiscal Year 2015 Acquisitions

Wheels Group, Inc.

On April 2, 2015, the Company acquired the outstanding stock of Wheels Group Inc. (“Wheels”). Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately $26.9 million in cash and 6,900,000 shares of the Company’s common stock. The Company was also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. Wheels, founded in 1988, provides truck brokerage and intermodal services throughout the United States and Canada along with value added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels is one of the largest third party logistics providers in Canada. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries. The goodwill recognized is attributable to a larger geographic footprint and an increased service line expansion and is not deductible for tax purposes. The results of operations for Wheels are included in the Company’s financial statements as of the date of purchase.

Service by Air, Inc.

On June 8, 2015, the Company acquired the outstanding stock of Service by Air, Inc. (“SBA”), a privately-held New York corporation founded in 1976. SBA is a domestic and international freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent strategic operating partners across North America. The base purchase price was approximately $12.25 million, consisting of $11.4 million paid in cash at closing, and $0.85 million payable net of working capital and other holdbacks. The goodwill recognized is attributable primarily to the expected cost synergies associated with eliminating redundancies and migrating back-office operations of SBA to the Company and is not deductible for tax purposes. The results of operations for SBA are included in the Company’s financial statements as of the date of purchase.

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

NOTE 4 – FURNITURE AND EQUIPMENT

	March 31,	June 30,
	2016	2015
Vehicles	$4,889,432	$5,384,161
Communication equipment	213,178	111,790
Office and warehouse equipment	591,628	471,915
Furniture and fixtures	621,108	585,820
Computer equipment	1,680,659	1,364,648
Computer software	9,334,025	7,209,965
Leasehold improvements	1,692,586	1,324,437

	19,022,616	16,452,736
Less: Accumulated depreciation and amortization	(6,374,880)	(3,276,846)

	$12,647,736	$13,175,890

Depreciation and amortization expense related to furniture and equipment was $962,865 and $2,774,338 for the three and nine months ended March 31, 2016, respectively, and $154,651 and $421,700 for the three and nine months ended March 31, 2015, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	March 31,	June 30,	Weighted-Average
	2016	2015	Life
Customer related	$85,823,815	$88,287,640	8.4 years
Trade names and trademarks	14,069,000	14,069,000	14.0 years
Covenants not to compete	740,000	730,000	1.8 years

	100,632,815	103,086,640
Less: Accumulated amortization	(26,618,318)	(20,131,958)

	$74,014,497	$82,954,682

Amortization expense amounted to $2,073,980 and $6,486,360 for the three and nine months ended March 31, 2016, respectively, and $1,125,110 and $3,236,855 for the three and nine months ended March 31, 2015, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

2016 (remaining portion)	$2,073,981
2017	8,266,924
2018	8,232,257
2019	8,200,924
2020	8,088,741
Thereafter	39,151,670

$74,014,497

NOTE 6 – NOTES PAYABLE AND OTHER LONG TERM DEBT

Notes payable and other long-term debt consist of the following:

	March 31,	June 30,
	2016	2015
Long-term Credit Facility	$—	$37,707,686
Senior Secured Loan	22,302,546	23,218,575
Subordinated Secured Loan	25,000,000	25,000,000
Other notes payable	381,603	509,340

Total notes payable and other long-term debt	47,684,149	86,435,601
Less: Current portion	(2,185,675)	(543,086)

Total notes payable, net of current portion	$45,498,474	$85,892,515

Future maturities of notes payable and other long-term debt for each of the next five fiscal years ending June 30 and thereafter are as follows:

2016 (remaining portion)	$400,801
2017	2,398,868
2018	2,506,253
2019	2,522,676
2020	2,695,643
Thereafter	37,159,908

$47,684,149

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2016, the Company was in compliance with all of its covenants.

As of March 31, 2016, based on available collateral and $286,800 in outstanding letter of credit commitments, there was $39,161,000 available for borrowing under the Credit Facility and excluding any availability attributable to accounts receivable of SBA.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain 5 months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of March 31, 2016, the Company was in compliance with all of its covenants.

The loan is collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets.

Subordinated Secured Loan

In connection the Company’s acquisition of Wheels, the Company obtained a $25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matures on April 2, 2021 and accrues interest at a rate of 12% per annum during the first six months of the loan, followed by a variable rate of LIBOR plus 9.5%-12%  (all with a 1% LIBOR floor), depending on the Company’s total leverage ratio. Prior to April 2, 2016, the loan may not be prepaid. After this, prior to April 2, 2017, the loan may be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. After April 2, 2017, the loan may be prepaid, in whole or in part, without penalty. As of March 31, 2016, the Company was in compliance with all of its covenants. In April 2016, the Company repaid this loan in full (see Note 14).

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

Series A Preferred Stock

The Company has 839,200 outstanding shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) liquidation preference $25 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of March 31, 2016, the Company was in compliance with this ratio.

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

For the nine months ended March 31, 2016, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.828125 per share, totaling $1,534,163.

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

In January 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The Company has not purchased any shares under this program as of the date of this filing.

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

RLP recorded $32,983 and $89,339 in profits, of which RCP’s distributable share was $19,790 and $53,603, for the three and nine months ended March 31, 2016, respectively. RLP recorded $31,757 and $104,411 in profits, of which RCP’s distributable share was $19,054 and $62,646, for the three and nine months ended March 31, 2015. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2016
	Level 3	Total
Contingent consideration	$7,110,000	$7,110,000

	Fair Value Measurements as of June 30, 2015
	Level 3	Total
Contingent consideration	$7,613,000	$7,613,000

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $441,560 and $627,793 for the three and nine months ended March 31, 2016, respectively, and a decrease to contingent consideration of $428,216 and $1,149,012 for the three and nine months ended March 31, 2015, respectively. The change in the current period is principally attributable to a reduction in management’s estimates of future earn-out payments for OTE, offset by increases in management’s estimated future earn-out payments for DCA and Highways.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $16.1 million through earn-out periods measured through November 2019, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $0.8 million.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2015	$7,613,000
Increase related to accounting for acquisition	425,000
Contingent consideration paid	(1,555,793)
Change in fair value	627,793

Balance as of March 31, 2016	$7,110,000

NOTE 10 – PROVISION FOR INCOME TAXES

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Current income tax expense (benefit)	$(76,324)	$951,922	$836,611	$2,710,298
Deferred income tax benefit	(131,023)	(992,475)	(2,437,853)	(1,232,434)

Income tax expense (benefit)	$(207,347)	$(40,553)	$(1,601,242)	$1,477,864

Our effective tax rate for the three months ended March 31, 2016 is lower than the U.S. federal statutory rate primarily due to losses in the U.S. and a foreign jurisdiction that is being benefited at a lower foreign rate. This is partially offset by a benefit for a nontaxable gain related to contingent consideration.

Tax years which remain subject to examination by federal authorities are the years ended June 30, 2013 through June 30, 2015. Tax years which remain subject to examination by state authorities are the years ended June 30, 2012 through June 30, 2015.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. The Company recognized share-based compensation expense related to stock awards of $589 and $2,779 during the three and nine months ended March 31, 2016, respectively, and $1,261 and $3,783 during the three and nine months ended March 31, 2015, respectively. The following table summarizes stock award activity under the plan:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2015	4,577	$1.62
Vested	(3,113)	1.62

Balance as of March 31, 2016	1,464	$1.62

Stock Options

The Company recognized share-based compensation expense related to stock options of $326,384 and $1,082,390 for the three and nine months ended March 31, 2016, respectively, and $279,943 and $728,989 for the three and nine months ended March 31, 2015, respectively. The aggregate intrinsic value of options exercised was $45,261 and $371,834 for the three and nine months ended March 31, 2016, respectively, and $1,586,378 and $2,964,526 for the three and nine months ended March 31, 2015, respectively.

During the nine months ended March 31, 2016, the weighted average fair value per share of employee stock options granted was $1.96. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended March 31, 2016
Risk-free interest rate	1.36 - 1.92%
Expected term	6.5 years
Expected volatility	46.60 - 53.49%
Expected dividend yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2015	4,509,887	$2.80	7.75	$20,357,403
Granted	600,000	3.86	10.00	—
Exercised	(173,598)	2.53	—	—
Forfeited	(587,831)	2.77	—	—

Outstanding as of March 31, 2016	4,348,458	$2.96	7.23	$4,414,276

Exercisable as of March 31, 2016	1,647,341	$1.74	5.20	$3,108,466

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

In April 2014, a jury returned a verdict in the Company’s favor in the amount of $1,500,000, but the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company has filed a notice of appeal with the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. Oral argument at the 9th Circuit Court of Appeals occurred in May 2016 and the Company is currently awaiting a decision. Due to the uncertainty associated with the litigation and judicial review process, the Company is unable at this time to express an opinion as to the outcome of this matter.

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and co-defendant Accountabilities admitted to being the employer of record, (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff recently admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which has since been continued until May 2016 so the parties can attempt to obtain the necessary documents. DBA and Radiant are currently attempting to obtain the necessary records through the Tri-State and Accountabilities’ Trustee. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

In compliance with an Amended Scheduling Order, discovery has continued, and expert discovery has been scheduled. The Amended Scheduling Order permits amendment of pleadings, joinder of parties; expert discovery, dispositive motions, and final pre-trial conferences. The Amended Scheduling Order also includes scheduling for a potential jury trial date in December 2016. Plaintiff and Defendants have filed Motions for Summary Judgment with supporting Memoranda. An Order granting a Motion to Stay Proceedings was granted in December 2015 for purposes of a pending Mediation scheduled to commence in February 2016. The Mediation between the parties took place and the parties were unable to come to a resolution in this matter. Since the proceeding remains in its early stages, the Company is unable at this time to express an opinion as to the outcome of this matter.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2017	2018	2019	2020	Total
Earn-out payments (in thousands):
Cash	$3,099	$2,009	$281	$144	$5,533
Equity	1,021	670	94	48	1,833

Total estimated earn-out payments (1)	$4,120	$2,679	$375	$192	$7,366

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company evaluates the performance of the segments primarily based on their respective revenues, net revenues and income from operations. Accordingly, capital expenditures and total assets are not reported in segment results. In addition, the Company has disclosed a corporate segment, which is not an operating segment and includes the costs of the Company’s executives, board of directors, professional services such as legal and consulting, amortization of acquired intangible assets and certain other corporate costs associated with operating as a public company. Intercompany transactions have been eliminated in the condensed consolidated balance sheets and statements of operations.

Three months ended March 31, 2016 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$149,426	$24,447	$(598)	$173,275
Net revenues	37,631	4,170	—	41,801
Income (loss) from operations	3,759	201	(4,432)	(472)
Other income (expense)	35	(130)	(1,340)	(1,435)
Income (loss) before income tax expense	3,794	71	(5,772)	(1,907)
Depreciation and amortization	621	160	2,256	3,037
Furniture and equipment, net	11,014	1,634	—	12,648
Goodwill	43,215	19,904	—	63,119

Three months ended March 31, 2015 (in thousands)
Revenues	$102,252	$—	$—	$102,252
Net revenues	27,105	—	—	27,105
Income (loss) from operations	5,908	—	(4,397)	1,511
Other expense	(56)	—	(140)	(196)
Income (loss) before income tax expense	5,852	—	(4,537)	1,315
Depreciation and amortization	1,280	—	—	1,280
Furniture and equipment, net	3,077	—	—	3,077
Goodwill	29,467	—	—	29,467

Nine months ended March 31, 2016 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$520,005	$82,111	$(3,237)	$598,879
Net revenues	126,084	14,027	—	140,111
Income (loss) from operations	16,164	(430)	(17,109)	(1,375)
Other income (expense)	98	5	(3,672)	(3,569)
Income (loss) before income tax expense	16,262	(425)	(20,781)	(4,944)
Depreciation and amortization	1,531	514	7,216	9,261
Furniture and equipment, net	11,014	1,634	—	12,648
Goodwill	43,215	19,904	—	63,119

Nine months ended March 31, 2015 (in thousands)
Revenues	$306,431	$—	$—	$306,431
Net revenues	81,022	—	—	81,022
Income (loss) from operations	11,894	—	(6,463)	5,431
Other income (expense)	132	—	(327)	(195)
Income (loss) before income tax expense	12,026	—	(6,790)	5,236
Depreciation and amortization	3,659	—	—	3,659
Furniture and equipment, net	3,077	—	—	3,077
Goodwill	29,467	—	—	29,467

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

	United States		Other Countries		Total
Three months ended March 31:	2016	2015	2016	2015	2016	2015
Revenue	$96,931	$60,728	$76,344	$41,524	$173,275	$102,252
Cost of transportation	80,048	42,021	51,426	33,126	131,474	75,147

Net revenue	$16,883	$18,707	$24,918	$8,398	$41,801	$27,105

	United States		Other Countries		Total
Nine months ended March 31:	2016	2015	2016	2015	2016	2015
Revenue	$340,495	$183,834	$258,384	$122,597	$598,879	$306,431
Cost of transportation	269,692	126,967	189,076	98,442	458,768	225,409

Net revenue	$70,803	$56,867	$69,308	$24,155	$140,111	$81,022

NOTE 14 – SUBSEQUENT EVENT

On April 15, 2016, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511,388 and was paid on May 2, 2016.

In April 2016, the Company repaid in full all amounts outstanding, including accrued and unpaid interest, under the $25.0 million Alcentra/Triangle Subordinated Loan Agreement (see Note 6). The total repayment amount was approximately $25.9 million, consisting of outstanding principal of $25.0 million, accrued and unpaid interest of $0.16 million, a prepayment premium of $0.75 million and other related fees and expenses. As a result of the voluntary payment, the Company has satisfied all obligations under the subordinated secured loan. The Company also wrote off approximately $0.4 million of unamortized loan fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about, among other things: the continued retention of our relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments effecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2015. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report).

Overview

We operate as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of approximately 150 operating locations across North America. We provide these services through a multi-brand network comprised of Company-owned offices and locations operated by our independent agents, which we also refer to as our strategic operating partners, as well as an integrated international service partner network located in other key markets around the globe. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement our core transportation service offering.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to furniture and equipment, all amortization charges (including amortization of leasehold improvements), and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, extraordinary items, share-based compensation expense, non-recurring litigation expenses, and other non-cash charges. Adjusted EBITDA is then normalized by excluding non-recurring transition costs. While management considers EBITDA, adjusted EBITDA, and normalized adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2016 and 2015 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31, 2016				Three months ended March 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$121,899	$896	$(35)	$122,760	$101,949	$—	$—	$101,949
Brokerage	27,120	22,795	(563)	49,352	—	—	—	—
	149,019	23,691	(598)	172,112	101,949	—	—	101,949

Cost of transportation
Forwarding	87,193	728	(35)	87,886	75,147	—	—	75,147
Brokerage	24,602	19,549	(563)	43,588	—	—	—	—
	111,795	20,277	(598)	131,474	75,147	—	—	75,147

Net transportation revenue
Forwarding	34,706	168	—	34,874	26,802	—	—	26,802
Brokerage	2,518	3,246	—	5,764	—	—	—	—
	37,224	3,414	—	40,638	26,802	—	—	26,802
Net transportation margins	25.0%	14.4%	0.0%	23.6%	26.3%			26.3%

Other value added services	407	756	—	1,163	303	—	—	303
Net revenues	$37,631	$4,170	$—	$41,801	$27,105	$—	$—	$27,105

Forwarding revenue was $122.8 million and $101.9 million, respectively, for the three months ended March 31, 2016 and March 31, 2015. The increase of $20.9 million is primarily attributable to the acquisitions of Wheels, Service by Air, Inc. (“SBA”), and Highways and Skyways, Inc. (“Highways”). Brokerage revenue was $49.4 million for the three months ended March 31, 2016 and is entirely attributable to the acquisition of Wheels. Prior to this acquisition we had no brokerage business. Forwarding net transportation revenue was $34.9 million for the three months ended March 31, 2016 compared to $26.8 million for the comparable prior year period. The increase is attributable to the acquisitions listed above. Brokerage net transportation revenue was $5.8 million for the three months ended March 31, 2016, which is entirely attributable to our acquisition of Wheels. Net transportation margins were 23.6% for the three months ended March 31, 2016, compared to 26.3% in the comparable prior year period. The decrease is primarily attributable to increased lower-margin brokerage business associated with the Wheels acquisition. Other value added services were $1.2 million for the three months ended March 31, 2016, compared to $0.3 million for the comparable prior year period. This increase is primarily attributable to our acquisition of Wheels.

The following table compares condensed consolidated statements of operations data by geographic operating segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31, 2016				Three months ended March 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$37,631	$4,170	$—	$41,801	$27,105	$—	$—	$27,105

Operating partner commissions	18,955	—	—	18,955	13,941	—	—	13,941
Personnel costs	9,735	2,602	848	13,185	4,731	—	2,491	7,222
Selling, general and administrative expenses	3,550	987	1,328	5,865	1,673	—	1,906	3,579
Depreciation and amortization	621	160	2,256	3,037	1,280	—	—	1,280
Transition and lease termination costs	569	220	—	789	—	—	—	—
Change in contingent consideration	442	—	—	442	(428)	—	—	(428)

Total operating expenses	33,872	3,969	4,432	42,273	21,197	—	4,397	25,594

Income (loss) from operations	3,759	201	(4,432)	(472)	5,908	—	(4,397)	1,511
Other income (expense)	35	(130)	(1,340)	(1,435)	(56)	—	(140)	(196)

Income (loss) before income tax expense	3,794	71	(5,772)	(1,907)	5,852	—	(4,537)	1,315
Income tax benefit	—	—	208	208	—	—	40	40

Net income (loss)	3,794	71	(5,564)	(1,699)	5,852	—	(4,497)	1,355
Less: Net income attributable to non-controlling interest	(20)	—	—	(20)	(19)	—	—	(19)

Net income (loss) attributable to Radiant Logistics, Inc.	3,774	71	(5,564)	(1,719)	5,833	—	(4,497)	1,336
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$3,774	$71	$(6,075)	$(2,230)	$5,833	$—	$(5,008)	$825

Operating partner commissions increased approximately $5.1 million, or 36.0%, to $19.0 million for the three months ended March 31, 2016 primarily due to our acquisition of SBA, which added approximately 40 strategic operating partner locations.

Personnel costs increased approximately $6.0 million, or 82.6%, to $13.2 million for the three months ended March 31, 2016. The increase is primarily attributable to increased headcount associated with our acquisitions of Wheels, SBA, and Highways, which added personnel costs associated with new Company-owned locations in Toronto, Los Angeles, Chicago, New York, and Cincinnati.

Selling, general and administrative (“SG&A”) costs increased approximately $2.3 million, or 63.9%, to $5.9 million for the three months ended March 31, 2016. The increase is primarily due to the acquisitions of Wheels, SBA, and Highways, which substantially increased facilities, technology and other normal recurring costs associated with added Company-owned locations. Additionally, we had substantial professional services costs associated with litigation, Sarbanes-Oxley (SOX) compliance consulting, and our recent acquisitions.

Depreciation and amortization costs increased approximately $1.7 million, or 137.3%, to $3.0 million for the three months ended March 31, 2016. The increase is primarily due to amortization of intangibles related to the Wheels, SBA, and Highways acquisitions.

We also incurred $0.8 million of transition and lease termination cost for the three months ended March 31, 2016, due to consolidation at the Wheels Toronto location and non-recurring personnel costs in connection with the winding down of SBA’s historical back office operations. There were no such costs in the comparable prior period.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. There was a loss from change in contingent consideration of $0.4 million for the three months ended March 31, 2016, compared to a gain of $0.4 million for the three months ended March 31, 2015. The change is primarily attributable to an increase in management’s estimates of future earn-out payments for Highways through the remainder of its earn-out periods.

Other expenses increased approximately $1.2 million to $1.4 million for the three months ended March 31, 2016. The change is primarily due to higher interest expense on indebtedness used to acquire Wheels.

Our decrease in net income was driven principally by increased depreciation, amortization, and interest expenses compared to the comparable prior year period, partially offset by an income tax benefit.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration, all of which may result in gains or losses that are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2016 and 2015 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31, 2016				Three months ended March 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$37,631	$4,170	$—	$41,801	$27,105	$—	$—	$27,105

Net income (loss) attributable to common stockholders	$3,774	$71	$(6,075)	$(2,230)	$5,833	$—	$(5,008)	$825
Less: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	3,774	71	(5,564)	(1,719)	5,833	—	(4,497)	1,336

Income tax benefit	—	—	(208)	(208)	—	—	(40)	(40)
Depreciation and amortization	621	160	2,256	3,037	1,280	—	—	1,280
Net interest expense	—	—	1,340	1,340	—	—	140	140

EBITDA	4,395	231	(2,176)	2,450	7,113	—	(4,397)	2,716

Share-based compensation	258	—	69	327	182	—	99	281
Change in contingent consideration	442	—	—	442	(428)	—	—	(428)
Acquisition related costs	—	—	277	277	—	—	599	599
Non-recurring legal costs	—	—	839	839	—	—	175	175
Transition and lease termination costs	15	220	—	235	—	—	—	—
Foreign exchange loss (gain)	(50)	130	—	80	64	—	—	64

Adjusted EBITDA	5,060	581	(991)	4,650	6,931	—	(3,524)	3,407
Transition costs	554	—	—	554	—	—	—	—
Normalized adjusted EBITDA	$5,614	$581	$(991)	$5,204	$6,931	$—	$(3,524)	$3,407
As a % of Net Revenues	14.9%	13.9%		12.4%	25.6%			12.6%

Nine Months Ended March 31, 2016 and 2015 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the nine months ended March 31, 2016 and 2015 (in thousands):

	Nine Months Ended March 31, 2016				Nine Months Ended March 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$408,279	$3,135	$(215)	$411,199	$305,565	$—	$—	$305,565
Brokerage	108,804	76,693	(3,022)	182,475	—	—	—	—
	517,083	79,828	(3,237)	593,674	305,565	—	—	305,565

Cost of transportation
Forwarding	296,116	2,605	(215)	298,506	225,409	—	—	225,409
Brokerage	97,805	65,479	(3,022)	160,262	—	—	—	—
	393,921	68,084	(3,237)	458,768	225,409	—	—	225,409

Net transportation revenue
Forwarding	112,163	530	—	112,693	80,156	—	—	80,156
Brokerage	10,999	11,214	—	22,213	—	—	—	—
	123,162	11,744	—	134,906	80,156	—	—	80,156
Net transportation margins	23.8%	14.7%		22.7%	26.2%			26.2%

Other value added services	2,922	2,283	—	5,205	866	—	—	866
Net revenues	$126,084	$14,027	$—	$140,111	$81,022	$—	$—	$81,022

Forwarding revenue was $411.2 million and $305.6 million, respectively, for the nine months ended March 31, 2016 and March 31, 2015. The increase of $105.6 million is attributable to the acquisitions of Wheels, SBA, Don Cameron & Associates (“DCA”), and Highways. Brokerage revenue was $182.5 million for the nine months ended March 31, 2016 and is entirely attributable to the acquisition of Wheels. Forwarding net transportation revenue was $112.7 million for the nine months ended March 31, 2016 compared to $80.2 million for the comparable prior year period. The increase is due to the acquisitions listed above. Brokerage net transportation revenue was $22.2 million for the nine months ended March 31, 2016, which is entirely attributable to our acquisition of Wheels. Net transportation margins were 22.7% for the nine months ended March 31, 2016, compared to 26.2% in the comparable prior year period. The decrease is primarily attributable to increased lower-margin brokerage business associated with the Wheels acquisition. Other value added services were $5.2 million for the nine months ended March 31, 2016, compared to $0.9 million for the comparable prior year period. This increase is primarily attributable to our acquisition of Wheels and SBA.

The following table compares condensed consolidated statements of operations data by geographic operating segment for the nine months ended March 31, 2016 and 2015 (in thousands):

	Nine Months Ended March 31, 2016				Nine Months Ended March 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$126,084	$14,027	$—	$140,111	$81,022	$—	$—	$81,022

Operating partner commissions	62,944	—	—	62,944	42,818	—	—	42,818
Personnel costs	30,271	8,147	2,489	40,907	17,065	—	3,694	20,759
Selling, general and administrative expenses	11,653	3,580	3,724	18,957	6,340	—	2,769	9,109
Depreciation and amortization	1,531	514	7,216	9,261	3,659	—	—	3,659
Transition and lease termination costs	2,893	2,216	—	5,109	395	—	—	395
Impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Change in contingent consideration	628	—	—	628	(1,149)	—	—	(1,149)

Total operating expenses	109,920	14,457	17,109	141,486	69,128	—	6,463	75,591

Income (loss) from operations	16,164	(430)	(17,109)	(1,375)	11,894	—	(6,463)	5,431
Other income (expense)	98	5	(3,672)	(3,569)	132	—	(327)	(195)

Income (loss) before income tax expense	16,262	(425)	(20,781)	(4,944)	12,026	—	(6,790)	5,236
Income tax benefit (expense)	—	—	1,601	1,601	—	—	(1,478)	(1,478)

Net income (loss)	16,262	(425)	(19,180)	(3,343)	12,026	—	(8,268)	3,758
Less: Net income attributable to non-controlling interest	(53)	—	—	(53)	(63)	—	—	(63)

Net income (loss) attributable to Radiant Logistics, Inc.	16,209	(425)	(19,180)	(3,396)	11,963	—	(8,268)	3,695
Less: Preferred stock dividends	—	—	(1,534)	(1,534)	—	—	(1,534)	(1,534)

Net income (loss) attributable to common stockholders	$16,209	$(425)	$(20,714)	$(4,930)	$11,963	$—	$(9,802)	$2,161

Operating partner commissions increased approximately $20.1 million, or 47.0%, to $62.9 million for the nine months ended March 31, 2016 primarily due to our acquisition of SBA, which added approximately 40 strategic operating partner locations.

Personnel costs increased approximately $20.1 million, or 97.1%, to $40.9 million for the nine months ended March 31, 2016. The increase is primarily attributable to increased headcount associated with our acquisitions of Wheels, SBA, DCA and Highways, which added personnel costs associated with new Company-owned locations in Toronto, Los Angeles, Chicago, New York, Minneapolis and Cincinnati.

SG&A costs increased approximately $9.9 million, or 108.1%, to $19.0 million for the nine months ended March 31, 2016. The increase is primarily due to the acquisitions of Wheels, SBA, DCA and Highways, which substantially increased facilities, technology and other normal recurring costs associated with added Company-owned locations. Additionally, we had substantial professional services costs associated with our recent acquisitions and litigation.

Depreciation and amortization costs increased approximately $5.6 million, or 153.1%, to $9.3 million for the nine months ended March 31, 2016. The increase is primarily due to amortization of intangibles related to the Wheels, SBA, DCA and Highways acquisitions.

Transition and lease termination costs were $5.1 million for the nine months ended March 31, 2016, compared to $0.4 million for the nine months ended March 31, 2015. The costs were due to consolidation at the Wheels Toronto location, the exit of the former SBA JFK office, and non-recurring personnel costs. The prior period amount represents non-recurring lease termination costs incurred in connection with the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location.

Impairment of acquired intangible assets is attributable to the customer related intangibles associated with On Time Express, Inc. (“OTE”). During the second quarter of the current fiscal year, the Company concluded it had a triggering event requiring assessment of customer related intangibles associated with the OTE acquisition due to a loss of customers. The Company reviewed the customer related intangibles and recorded an impairment loss of $3.7 million. There were no such losses in the comparable prior period.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. There was a loss from change in contingent consideration of $0.6 million for the nine months ended March 31, 2016, compared to a gain of $1.1 million for the nine months ended March 31, 2015. The change is primarily attributable to a reduction in management’s estimates of future earn-out payments with respect to OTE, offset by increases in management’s estimated future earn-out payments for DCA and Highways through the remainder of their respective earn-out periods.

Other expenses increased approximately $3.4 million to $3.6 million for the nine months ended March 31, 2016. The change is primarily due to higher interest expense on indebtedness used to acquire Wheels, partially offset by foreign exchange gains.

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

The following table provides a reconciliation for the nine months ended March 31, 2016 and 2015 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine Months Ended March 31, 2016				Nine Months Ended March 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$126,084	$14,027	$—	$140,111	$81,022	$—	$—	$81,022

Net income (loss) attributable to common stockholders	$16,209	$(425)	$(20,714)	$(4,930)	$11,963	$—	$(9,802)	$2,161
Less: Preferred stock dividends	—	—	1,534	1,534	—	—	1,534	1,534
Net income (loss) attributable to Radiant Logistics, Inc.	16,209	(425)	(19,180)	(3,396)	11,963	—	(8,268)	3,695

Income tax expense (benefit)	—	—	(1,601)	(1,601)	—	—	1,478	1,478
Depreciation and amortization	1,531	514	7,216	9,261	3,659	—	—	3,659
Net interest expense	—	—	4,060	4,060	—	—	327	327

EBITDA	17,740	89	(9,505)	8,324	15,622	—	(6,463)	9,159

Share-based compensation	953	63	69	1,085	468	—	265	733
Change in contingent consideration	628	—	—	628	(1,149)	—	—	(1,149)
Acquisition related costs	—	286	1,438	1,724	—	—	1,271	1,271
Non-recurring legal costs	—	—	1,591	1,591	—	—	362	362
Transition and lease termination costs	241	2,102	—	2,343	395	—	—	395
Loss on impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Foreign exchange gain	(309)	(80)	—	(389)	(48)	—	—	(48)

Adjusted EBITDA	19,253	2,460	(2,727)	18,986	15,288	—	(4,565)	10,723
Transition costs	1,931	—	—	1,931	—	—	—	—
Normalized adjusted EBITDA	$21,184	$2,460	$(2,727)	$20,917	$15,288	$—	$(4,565)	$10,723
As a % of Net Revenues	16.8%	17.5%		14.9%	18.9%			13.2%

Supplemental Pro forma Information

Basis of Presentation

The results of operations discussion that appears below has been presented utilizing a combination of historical and, where relevant, pro forma unaudited information to include the effects on our consolidated financial statements of our acquisition of Wheels. The pro forma results are developed to reflect a consolidation of the historical results of operations of the Company and adjusted to include the historical results of the operations of Wheels, as if we had acquired Wheels as of July 1, 2014. The pro forma results are also adjusted to reflect the amortization of acquired intangibles, increased interest expense, changes in taxes, increased stock compensation expense, and highlights the transaction costs incurred to complete the Wheels transaction. The pro forma results have been developed based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of this transaction.

The pro forma financial data is not necessarily indicative of results of operations that would have occurred had the Wheels acquisition been consummated at the beginning of the periods presented or which might be attained in the future.

The following table summarizes transportation revenue, cost of transportation and net transportation revenue (in thousands) for the nine months ended March 31, 2016 and 2015 (pro forma and unaudited):

	Nine Months Ended March 31,
	2016	2015
Revenues	$598,879	$555,096
Cost of transportation	458,768	442,805

Net revenues	$140,111	$112,291
Net transportation margins	23.4%	20.2%

The following table compares certain condensed consolidated statements of operations data (in thousands) for the nine months ended March 31, 2016 and 2015 (pro forma and unaudited):

	Nine Months Ended March 31,
	2016	2015
Net revenues	$140,111	$112,291

Operating partner commissions	62,944	42,818
Personnel costs	40,907	39,588	(a)
Selling, general and administrative expenses	18,957	16,990	(b)
Depreciation and amortization	9,261	9,044	(c)
Lease termination costs	5,109	395
Loss on impairment of acquired intangible assets	3,680	831
Change in contingent consideration	628	(2,074)

Total operating expenses	141,486	107,592

Income (loss) from operations	(1,375)	4,699
Other expense	(3,569)	(1,198)	(d)

Income (loss) before income tax expense	(4,944)	3,501
Income tax benefit	1,601	60	(e)

Net income (loss)	(3,343)	3,561
Less: Net income attributable to non-controlling interest	(53)	(63)

Net income (loss) attributable to Radiant Logistics, Inc.	(3,396)	3,498
Less: Preferred stock dividends	(1,534)	(1,534)

Net income (loss) attributable to common stockholders	$(4,930)	$1,964

(a)	Includes additional share-based compensation expense of $186 related to the Wheels transaction
(b)	Includes transaction expenses of $1,644 incurred by Radiant related to the Wheels transaction
(c)	Includes net additional amortization of intangibles expense of $1,162 related to the Wheels transaction
(d)	Includes net additional interest expense of $2,601 related to the Wheels transaction
(e)	Includes an additional tax benefit of $583 related to the Wheels transaction

The following table provides a reconciliation for the nine months ended March 31, 2016 and 2015 (pro forma and unaudited) of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine Months Ended March 31,
	2016	2015
Net revenues	$140,111	$112,291

Net income (loss) attributable to common stockholders	$(4,930)	$1,964
Preferred stock dividends	1,534	1,534
Net income (loss) attributable to Radiant Logistics, Inc.	(3,396)	3,498

Income tax expense (benefit)	(1,601)	(60)
Depreciation and amortization	9,261	9,044
Net interest expense	4,060	3,930

EBITDA	$8,324	$16,412

Share-based compensation	1,085	919
Change in contingent consideration	628	(2,074)
Acquisition related costs	1,724	1,271
Non-recurring legal costs	1,591	362
Lease termination costs	2,343	395
Loss on impairment of acquired intangible assets	3,680	831
Foreign exchange loss (gain)	(389)	—

Adjusted EBITDA	18,986	18,116
Transition costs	1,931	—
Normalized adjusted EBITDA	$20,917	$18,116
As a % of Net Revenues	14.9%	16.1%

Liquidity and Capital Resources

Net cash provided by operating activities was $19.2 million for the nine months ended March 31, 2016, compared to $6.4 million for the nine months ended March 31, 2015. The change was principally driven by our net income (loss) adjusted for amortization, contingent consideration, loss on impairment, transition and lease termination costs, and changes in accounts receivable and accounts payable.

Net cash used for investing activities was $4.0 million for the nine months ended March 31, 2016, compared to $5.5 million for the nine months ended March 31, 2015. The cash used for investing activities for the nine months ended March 31, 2016 consisted of $3.0 million of purchases of furniture and equipment, $0.8 million related to an acquisition, and $0.7 million of payments to former shareholders of acquired operations, offset by $0.4 million of proceeds from sale of furniture and equipment. The cash used for the nine months ended March 31, 2015 consisted of $3.5 million related to acquisitions and the purchase of $2.0 million in furniture and equipment.

Net cash used for financing activities was $2.7 million for the nine months ended March 31, 2016, compared to $1.6 million for the nine months ended March 31, 2015. The cash used for financing activities for the nine months ended March 31, 2016 consisted of repayments to our credit facility of $37.7 million, payment of contingent consideration to former shareholders of acquired operations of $1.6 million, payment of preferred stock dividends of $1.5 million, repayment of note payable of $0.1 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million, offset by proceeds from the offering of $38.4 million of common stock. The cash used for financing activities for the nine months ended March 31, 2015 consisted of preferred dividend payments of $1.5 million, payment of contingent consideration made to former shareholders of acquired operations of $1.5 million, payment of employee tax withholdings related to net share settlements of stock option exercises of $0.9 million, payment of loan fees of $0.8 million, offset by proceeds from our credit facility of $1.5 million, a tax benefit from the exercise of stock options of $1.0 million, proceeds from notes payable of $0.5 million, and proceeds from sale of common stock of $0.1 million.

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

As of March 31, 2016, we have gross availability of $39.5 million, net of letter of credit reserves of approximately $0.3 million for approximately $39.2 million in availability under the Credit Facility to support future acquisitions and our on-going working capital requirements, excluding any availability attributable to accounts receivable of SBA. In April 2016, we withdrew an additional $15.6 million under the Credit Facility in connection with the repayment of our $25 million subordinated secured term loan. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Subordinated Secured Alcentra Capital Corporation and Triangle Capital Corporation Term Loan

On April 2, 2015, we obtained a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement. The loan matured on April 2, 2021 and accrued interest at a rate of 12% per annum during the first six months of the loan and then at a variable rate, ranging from LIBOR plus 950 basis points to LIBOR plus 1025 basis points (all with a 100 basis points LIBOR floor), depending on our total leverage ratio. Prior to April 2, 2016, the loan could not be prepaid. After this, prior to April 2, 2017, the loan could be prepaid by paying a prepayment premium equal to 3% of the amount prepaid. In April 2016, we repaid this loan in full.

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

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to require all deferred tax assets and liabilities to be classified as non-current on the balance sheet. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, to improve the accounting for share-based compensation. The guidance changes how companies account for certain aspects of share-based compensation, including accounting for income taxes, forfeitures, tax withholdings, and classification of items in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Item 4A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2016, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below:

On April 2, 2015 and June 8, 2015 we acquired Wheels and SBA, respectively. Refer to Note 3 of the Notes to Consolidated Financial Statements in the Form 10-K dated June 30, 2015 for additional information regarding these acquisitions. Management has excluded these businesses from its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016. The revenues attributable to Wheels represented approximately 33% of our consolidated revenues for the nine months ended March 31, 2016 and the revenues attributable to SBA represented approximately 15% of our consolidated revenues for the nine months ended March 31, 2016.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2015. Below are some updates to legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015 and supplemented in subsequent filings with the SEC.

DBA Distribution Services, Inc. – Bretta Santini Pollara v. Radiant Logistics, Inc., United States District Court, Central District of California, Case No. 12-344 GAF

Oral argument at the 9th Circuit Court of Appeals occurred in May 2016 and we are currently awaiting a decision. Due to the uncertainty associated with the litigation and judicial review process, we remain unable to express an opinion as to the outcome of this matter.

High Protection Company, a Utah Corporation, Plaintiff, v. Professional Air Transportation, LLC, a Utah Limited Liability Company, d/b/a ADCOM SLC; Radiant Logistics, Inc., a Foreign Corporation; ADCOM World-Wide, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., a Foreign Corporation, d/b/a Radiant Container Lines; Felipe Lake, an Individual; Rubens Correa, an Individual; and Does 1-100, Defendants, United States District Court for the District of Utah (Central), Civil Docket No. 2:14-cv-00466-TC-BCW (formerly Salt Lake County, Utah, Case No. 140902965)

A Mediation between the parties took place in February 2016, and the parties were unable to come to a resolution in this matter. Since the proceeding remains in its early stages, we are unable at this time to express an opinion as to the outcome of this matter.

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

RADIANT LOGISTICS, INC.

Date: May 16, 2016	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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