Form 10-K
period 2016-06-30
RADIANT LOGISTICS, INC
filed 2016-09-13
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2015 as reported on the NYSE MKT was $117,601,299. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of August 31, 2016, 48,874,068 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2016.

EXPLANATORY NOTE

The Company meets the "accelerated filer" requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of December 31, 2015) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933, as amended, in this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: the continued retention of our relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments effecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our filings with the Securities and Exchange Commission (“SEC”) and other public announcements including those set forth below under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company”, “we” or “us”), operates as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of approximately 140 operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network including 18 Company-owned offices. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload (“LTL”) services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage and materials management and distribution solutions to complement our core transportation service offering.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass to our geographic scope and/or purchasing power along with complementary service offerings to the current platform. As we continue to grow and scale the business, we believe that we are creating density in our trade lanes that creates opportunities for us to more efficiently source and manage our transportation capacity. In addition, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization.

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

Non-asset based business model

As a non-asset based provider, we own only a minimal amount of equipment. By not owning the transportation equipment used to transport the freight, which results in relatively minimal fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift across various modes of transportation. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

Offer significant advantages to our strategic operating partners

Our current network is predominantly represented by independent agents, who we also refer to as our “strategic operating partners”, who rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this alliance, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, thus, providing our strategic operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve acting alone.

Lower-risk operation of network of strategic operating partners

We derive a substantial portion of our revenue pursuant to agreements with our strategic operating partners operating under our various brands. These arrangements afford us with a relatively low risk growth model as each operating partner is responsible for its own sales and costs of operations. Under shared economic arrangements, we are responsible to provide to our strategic operating partners centralized back-office infrastructure, transportation and accounting systems, billing and collection services.

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

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender and financial settlement process) drives significant efficiency across our network.

Global network of transportation providers

We provide worldwide supply chain services, which include international air and ocean services that complement our domestic service offerings. These offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time definite surface transport moves. Our non-asset based business model allows us to use commercial passenger and cargo flights. Thus, we have thousands of daily flight options to choose from, and our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

Sourcing and managing transportation

As we continue to grow and scale the business, we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. With our acquisition of Wheels in 2015, our network now has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our recent service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

Value-added Services

In addition to our core transportation service offerings, we also provide value-added supply chain services including customs brokerage, order fulfillment, inventory management and warehouse and distribution services. We believe that our value-added services allow us to leverage our transportation services in order to generate additional revenue and provide additional convenience to our customers.

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

Shippers typically manage their supply chains using some combination of asset and non-asset based service providers. We operate principally as a non-asset based third party logistics provider competing in the three markets of freight forwarding, truck brokerage and intermodal transportation services. According to Armstrong and Associates, the market for third party logistics services in the United States and Canada is estimated at approximately $158 billion.

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

We believe there are several factors that are increasing demand for global logistics solutions. These factors include:

•	Outsourcing of non-core activities;
•	Globalization of trade;
•	Increased need for time-definite delivery;
•	Consolidation of global logistics providers; and
•	Increasing influence of e-business and the Internet.

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Wheels™, Airgroup®, Adcom®, DBA™ and Service By Air™ brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 15 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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
•

On Time Express, Inc., (“On Time”) adding three Company-owned locations in Phoenix, Arizona, Dallas, Texas and Atlanta, Georgia, to providing additional line-haul and time critical logistics capabilities, in 2013;

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

•

Wheels Group, Inc. (“Wheels”), one of the largest third party logistics providers in Canada, offering truck brokerage services and intermodal service offering throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets, in 2015;

•	Service By Air (“SBA”), a privately-held corporation based in New York, adding three Company-owned operating locations and forty strategic operating partner locations across North America, in 2015;

•

Highways and Skyways (“Highways”), a privately held Kentucky-based company, adding a Company-owned location near the Cincinnati airport from the conversion of a former SBA operating partner in 2015; and

•

Copper Logistics, Inc. (“Copper”), a Minneapolis, Minnesota based privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2015.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. We will continue to make enhancements to our back-office infrastructure, transportation management, and accounting systems to support this growth. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition, we will also be working to drive further productivity improvements enabled through our value-added truck brokerage and customs house brokerage service capabilities.

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

Operations

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehousing services to complement our core transportation service offering.

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

We are organized functionally in two geographic operating segments: U.S. and Canada. Our transportation services for both the U.S. and Canada segments can be broadly placed into the categories of freight forwarding and freight brokerage services:

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

Freight Brokerage. We also provide significant bi-modal brokerage capabilities providing truck load, LTL and intermodal services throughout the United States and Canada. We have a sales presence in approximately 25 key markets across North America which is managed through our centralized service centers in Chicago, Illinois and Toronto, Ontario. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of food and beverage, consumer packaged goods and frozen food and refrigerated products.

As a truck broker, we match the customers’ needs with carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers. For our LTL service, we employ a point-to-point model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.

As an intermodal marketing company, we arrange for the movement of our customers’ freight in containers, trailers and rail boxcars, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

To complement our core transportation service offerings, we also provide a number of value-added, including customs brokerage and materials management and distribution solutions.

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partner locations to a common set of back-office and customer facing applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments has become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

In our forwarding operations, we use a web-enabled third-party freight forwarding software (Cargowise) that is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call “Globalvision”, and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. In our brokerage operations, we utilize Wheels’ TEDS system for transportation management and Megatrans for intermodal services. In our warehousing operations, we use Microsoft’s Navision. These systems are connected to Epicor for accounting and financial reporting. All brokerage systems are integrated with “Wheelslink”, our online customer facing application providing information and reporting across all services. We have and will continue to assess and invest in technologies to maintain a “best-of-breed” technology solution set using a combination of owned and licensed technologies.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier network, and collective purchasing power. Through this strategic alliance, our operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 5% of our consolidated net revenues, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

Research and Development

During the past three years, we have not spent any material amount on research and development activities.

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

Business Organization

We have two geographic operating segments: United States and Canada. Further information regarding our geographic operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Results of Operations,” and in the Notes to Consolidated Financial Statements in Note 13, “Operating and Geographic Segment Information.”

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

Personnel

As of the date of this report, we have 640 employees, of which 607 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant and Wheels brands and through a network of strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA and Service by Air brands. For the years ended June 30, 2016 and 2015, approximately 59% and 63% of our consolidated net revenues were derived through our strategic operating partners. We believe our strategic operating partners will remain critical to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as partner-funded reserves and indemnification obligations, and in certain instances include a personal guaranty of the independent owner. Additionally, certain of our strategic operating partner agreements may impose restrictions on us, including our ability to provide services in certain territories or to certain customers and our ability to hire employees of our strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations, however, the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network as, for example, we experienced the loss of certain strategic operating partners when we acquired DBA in 2011, and could face similar departures in connection with our 2015 acquisition of SBA, particularly as certain of their agents are operating under month-to-month arrangements. We have a number of customers and strategic operating partner locations with significant volume and stature, although with the benefit of our recent acquisitions, no single customer or strategic operating partner location represents more than 5% of our net revenues. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted, and we may be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with independently-owned strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner office is responsible for some or all of the bad debt expense related to the underlying customers being serviced by the strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us that is recognized as a liability in our financial statements and used as a bad debt reserve for each strategic operating partner. We charge each of the strategic operating partners’ bad debt reserve accounts for any accounts receivable aged beyond 90 days. The bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts as well as other deficit balances owed to us by our strategic operating partners are recognized as a receivable in our financial statements. Other strategic operating partners are not responsible to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commission checks payable to the strategic operating partner in satisfaction of any deficit balance. As of June 30, 2016, a number of our strategic operating partners had a deficit balance in their bad debt reserve account totaling approximately $1.0 million. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts or repay the deficit balances, we would be at risk of loss for any such amount.

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

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends, which may lead to significant ongoing software development or licensing costs. We may be unable to accurately determine the needs of our customers and strategic operating partners and the trends in the transportation services industry, or to design or license and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. We may also be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. We expect customers and strategic operating partners to continue to demand more sophisticated, fully integrated information systems from their supply chain services providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

In addition, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

During fiscal 2016, we installed an updated version of our accounting software package. We are now working to integrate the financial reporting systems of several of our more recently acquired operations. If we experience problems with the operation of the accounting system update, or if we fail to adequately onboard the data of our recently acquired operations into the new system, our business and financial results could be negatively affected.

Our management information and financial reporting systems are spread across diverse platforms and geographies, and we depend on information provided by strategic operating partners and acquired companies, not all of which have systems that are compatible with ours.

The growth of our business through acquisitions and strategic operating partners has resulted in our reliance on the accounting, business information, and other computer systems of these acquired or affiliated entities to capture and transmit information concerning customer orders, carrier payment, payroll, and other critical business data. Our intention is to convert acquired companies to our main accounting system, including the recent acquisitions of Wheels, SBA, and Highways. In addition, in certain instances our strategic operating partners remain on their own systems and are not integrated. As long as an acquired business or strategic operating partner remains on another information technology system, we face additional manual calculations, training costs, delays, and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing, and reporting information could adversely impact our business, our ability to timely react to changes in volumes, prices, or other trends, or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

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

We have increased, and intend to further increase, our revenue through organic growth, adding strategic operating partners, and acquisitions. We believe that certain of our costs, such as those related to information technology, physical locations, senior management, and sales and general operations, and excluding non-cash amortization, should grow more slowly than our net revenue, which would lead to improved cash flow margins over time. Historically, our cash flow margins have fluctuated, and have not always improved as we have grown. To the extent we fail to manage our costs, including purchased transportation, strategic operating partner commissions, personnel expenses, and sales and general expenses, our profitability may not improve or may decrease. This could adversely impact our business, results of operation, financial condition, and the trading price of our common stock.

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

We face intense competition in the freight forwarding, freight brokerage, logistics and supply chain management industry.

The freight forwarding, freight brokerage, logistics and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than us. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

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

Our success depends in part on our ability to maintain the image of the Radiant, Wheels, Airgroup, Adcom, DBA and Service By Air brands and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other freight-forwarding companies. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brands.

Issues related to the intellectual property rights on which our business depends, whether related to our failure to enforce our own rights or infringement claims brought by others, could have a material adverse effect on our business, financial condition and results of operations.

We use both internally developed and purchased technology in conducting our business. Whether internally developed or purchased, it is possible that the user of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third party for the infringement of intellectual property rights, any settlement or adverse judgment against us either in the form of increased costs of licensing or a cease and desist order in using the technology could have an adverse effect on us and our results of operations.

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

We currently maintain (i) a USD$65.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (the “Senior Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement (the “Senior Loan Agreement”), and (ii) a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). Repayment of the foregoing credit facilities is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

Under the terms of the foregoing credit facilities, we are required to comply with certain financial covenants, including maintaining a fixed charge coverage ratio ranging from 1.05 to 1.0 and 1.1 to 1.0, depending on the type of loan facility and whether certain conditions are triggered. In addition, (i) under the IPD Loan Agreement, we are required to maintain (a) a debt service coverage ratio of at least 1.2 to 1.0 and (b) a senior debt to EBITDA ratio of at least 3.0 to 1.0.

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

We operate with a significant amount of indebtedness, which is secured by substantially all of our assets and subject to variable interest rates and restrictive covenants.

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

Terrorist attacks and other acts of violence, anti-terrorism measures or war may affect our operations and our profitability.

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

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. For the years ended June 30, 2016 and 2015, international transportation revenue accounted for 48% and 36% of our net revenue, respectively. This amount is expected to increase after giving effect to our recent acquisition of Wheels Group Inc. (“Wheels”). All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

After giving effect to our recent acquisition of Wheels, we generate significant revenues from international operations, including a substantial amount in Canada. During the year ended June 30, 2016, approximately 48% of our net revenues were generated from international operations, 30% of which is attributable to Wheels. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, even if the acquired businesses are increasing (or not diminishing) in value. Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles (“GAAP”), provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share-based compensation and other non-cash charges. Thus, we believe that EBITDA and adjusted EBITDA provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

In certain acquisitions, we may recognize non-cash gains or losses on changes in contingent consideration. We include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to set-off certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in contingent consideration. This occurred in connection with the performance of the Company’s On Time, PCA, TNI, DCA, Highways and Copper operations. In the alternative, to the extent an acquired operation over performs anticipated earnings levels, we will recognize a non-cash expense on change in contingent consideration. These non-cash gains and expenses may have a material impact on our financial results, and the impact could be opposite to the underlying results of the acquired operation.

Not every acquisition is structured utilizing contingent consideration. Our acquisition in 2011 of DBA and our 2015 acquisitions of Wheels and SBA were structured without using contingent consideration. We will be unable to reduce the purchase price of these entities if they underperform relative to anticipated earnings levels.

We recently acquired Wheels, SBA and Highways and are currently integrating their businesses into our operations.

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

In June 2015, we acquired SBA and Highways. These acquisitions were smaller than Wheels, but on a combined basis, the three acquisitions may strain our resources and ability to effectively integrate the companies into our operations. If we fail to integrate any or all of these companies effectively, or fail to achieve our revenue and cost expectations, our financial condition, results of operations, and stock price could be adversely affected.

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

We have completed several acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. During the fiscal year ended June 30, 2016, we have issued approximately 7,000 unregistered shares of our common stock as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds or in connection with future acquisitions as part of the purchase consideration. The availability of additional shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

We have filed universal shelf registration statement that allows us to publicly issue up to $100.0 million of additional securities, including debt, common stock, preferred stock, and warrants. After giving effect to our July 2015 public offering of common stock, approximately $48.3 million remains available under the shelf registration statement. The shelf registration is intended to provide greater flexibility to us in financing growth or changing our capital structure.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of August 31, 2016, we had 48,874,068 outstanding shares of common stock. We may in the future issue up to 3,815,290 additional shares of our common stock upon exercise of existing options.

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

Our Series A Preferred Shares are subordinated to all of our existing and future indebtedness and lease obligations. As of June 30, 2016, we and our subsidiaries had outstanding indebtedness and liabilities of approximately $144.3 million, all of which is senior in right of payment to the Series A Preferred Shares. Our existing indebtedness restricts, and our future indebtedness may include restrictions on our ability to pay dividends to preferred shareholders.

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

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Bellevue, Washington. We also conduct business from Company-owned offices operating from the following leased locations:

●	Phoenix, Arizona	●	Bloomington, Minnesota	●	Portland, Oregon
●	Woodridge, Illinois	●	Southhaven, Mississippi	●	Folcroft, Pennsylvania
●	Hebron, Kentucky	●	Woodbridge, New Jersey	●	Laredo, Texas
●	Louisville, Kentucky	●	Jamaica, New York	●	Mississauga, Ontario, Canada
●	Taylor, Michigan	●	Woodbury, New York	●	Laval, Québec, Canada

We believe our current offices are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we and our operating subsidiaries are involved in claims, proceedings and litigation arising in the ordinary course of business, some of which are in the very early stages of litigation and therefore difficult to judge their potential materiality. For those claims for which we can judge the materiality, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material litigation is a follows.

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against us seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, we filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). Our counterclaim alleges claims for, among others, statutory and common law misappropriation of trade secrets, and sought damages in excess of $1.0 million.

In April 2014, a jury returned a verdict in our favor in the amount of $1.5 million, however, the judge entered a judgment notwithstanding the verdict and dismissed the case. We appealed the judgment to the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. On May 17, 2016, the Court of Appeals turned down the appeals of both sides and the case is now finished.

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

If Ms. Barahona’s allegations were to prevail on all claims we, as well as our co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either our assets or current and expected level of annual earnings, could be material when judged against our earnings in the particular quarter in which any such damages arose, if at all. However, based upon our preliminary evaluation of the matter, we do not believe we are likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) we do not believe as a matter of law we should be characterized as Ms. Barahona’s employer; (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff recently admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which has since been continued until October 31, 2016 so the parties can attempt to obtain the necessary documents. DBA and Radiant are currently attempting to obtain the necessary records through the Tri-State and Accountabilities’ Trustee. At this time, we are unable to express an opinion as to the likely outcome of the matter.

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

On April 10, 2011, the Plaintiff, High Protection Company, was awarded a contract from the United States Army in the amount of $0.7 million for the manufacture and delivery of five armored vehicles. The vehicles were to be delivered to the Kandahar Airfield in Kandahar, Afghanistan, by May 16, 2011. The delivery of the vehicles was delayed into 2013 due to various delays that occurred during the shipping process, including the closing of the border between Pakistan and Afghanistan from November 2011 to July 2012. In June 2013, the United States Army terminated its contract with the Plaintiff. Plaintiff asserted damages against us and our co-defendants in excess of $1.0 million, including loss of a $0.7 million contract with the United States Army, demurrage and storage charges now alleged to exceed $0.2 million, and loss of the vehicles.

Based upon our preliminary understanding of the claims, we do not believe it is likely that we will be exposed to damages, or damages that are material, since, among others: (i) we are insured for claims of this nature subject to a $1.0 million aggregate limit for all claims made and reported during the policy period (subject to a typical reservation of rights letter received from the Underwriter); (ii) we believe the Plaintiff’s losses, if any, were due, to a material extent, to its own contributory negligence; and (iii) the Plaintiff’s claim should be limited as a result of the limitations upon liability contained within the air bill of lading and other shipping documents used in the transaction.

A mediation took place in early 2016 and the parties were unable to come to a resolution. We expect to continue to file motions and conduct additional discovery until January 2017, at which time the Court may request additional oral argument or additional briefing for the purposes of rendering determination on the outstanding motions and certain legal issues. Since the proceeding remains in its early stages, the Company is unable at this time to express an opinion as to the outcome of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “RLGT.” The following table states the range of the high and low sales price per share, as applicable, of our common stock for each calendar quarter during our past two fiscal years as reported by the NYSE MKT. The last price of our common stock as reported on the NYSE MKT on August 31, 2016, was $2.92 per share.

	High	Low
Year ended June 30, 2016:
Quarter ended June 30, 2016	$4.19	$4.06
Quarter ended March 31, 2016	3.78	3.64
Quarter ended December 31, 2015	4.57	4.30
Quarter ended September 30, 2015	7.75	7.50

Year ended June 30, 2015:
Quarter ended June 30, 2015	$8.00	$4.86
Quarter ended March 31, 2015	5.33	4.10
Quarter ended December 31, 2014	4.24	3.65
Quarter ended September 30, 2014	4.00	2.93

Holders

As of August 31, 2016, the number of stockholders of record of our common stock was 117.

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

Recent Issuance of Unregistered Securities

In December 2015, we issued 7,385 shares of common stock to the former shareholders of Copper in satisfaction of $31,250 of the purchase price.

We did not utilize or engage a principal underwriter in connection with the above securities transaction. The above securities were only offered, sold to or transacted with earn-outs to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of approximately 140 operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network including 18 Company-owned offices.  As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage and materials management and distribution solutions to complement our core transportation service offering.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass from a geographic standpoint, purchasing power and/or complementary service offerings to the current platform. As we continue to grow and scale our business, we believe that we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In addition, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to technology and equipment, all amortization charges (including amortization of leasehold improvements), and other intangible assets. We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, extraordinary items, share-based compensation expense, non-recurring litigation expenses, and other non-cash charges. Adjusted EBITDA is then normalized by excluding non-recurring transition costs. While management considers EBITDA, adjusted EBITDA, and normalized adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, changes in contingent consideration, accounting for the issuance of shares and share-based compensation, the assessment of the recoverability of long-lived assets, acquired intangible assets, goodwill, and the establishment of an allowance for doubtful accounts.

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

Results of Operations

Fiscal year ended June 30, 2016, compared to fiscal year ended June 30, 2015

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the fiscal years ended June 30, 2016 and 2015 (in thousands):

	Year Ended June 30, 2016				Year Ended June 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$538,011	$2,486	$(358)	$540,139	$434,976	$3,427	$—	$438,403
Brokerage	139,530	99,008	(4,316)	234,222	37,575	25,881	(941)	62,515
	677,541	101,494	(4,674)	774,361	472,551	29,308	(941)	500,918

Cost of transportation
Forwarding	387,386	1,744	(358)	388,772	321,704	2,112	—	323,816
Brokerage	127,419	83,959	(4,316)	207,062	33,805	22,262	(941)	55,126
	514,805	85,703	(4,674)	595,834	355,509	24,374	(941)	378,942

Net transportation revenue
Forwarding	150,625	742	—	151,367	113,272	1,315	—	114,587
Brokerage	12,111	15,049	—	27,160	3,770	3,619	—	7,389
	162,736	15,791	—	178,527	117,042	4,934	—	121,976
Net transportation margins	24.0%	15.6%		23.1%	24.8%	16.8%		24.4%

Other value-added services	4,866	3,268	—	8,134	1,132	615	—	1,747
Net revenues	$167,602	$19,059	$—	$186,661	$118,174	$5,549	$—	$123,723

Transportation revenues for the year ended June 30, 2016 were $774.4 million, consisting of Forwarding revenues of $540.1 million and Brokerage revenues of $234.2 million, compared to Transportation revenues of $500.9 million for the year ended June 30, 2015, consisting of Forwarding revenues of $438.4 million and Brokerage revenues of $62.5 million. Total Transportation revenues for the year ended June 30, 2016 increased $273.4 million, or 54.6%, over Transportation revenues for the year ended June 30, 2015. The increase in Forwarding revenues is attributable to the acquisition of Wheels and SBA, a full year of revenues for DCA and the addition of several new strategic operating partner locations. The increase in Brokerage revenues is due to a full year of revenues for Wheels. Net transportation margins were 23.1% for the year ending June 30, 2016 compared to 24.4% for the prior year period. The decrease in net margins is primarily attributable to the substantial brokerage operations added though the Wheels acquisition, which have lower margin characteristics than the forwarding operations. Net revenues were $186.7 million for the year ended June 30, 2016 compared to $123.7 million for the year ended June 30, 2015, representing an increase of $63.0 million, or 50.9%.

The following table compares condensed consolidated statements of operations data by geographic operating segments for the fiscal years ended June 30, 2016 and 2015 (in thousands):

	Year Ended June 30, 2016				Year Ended June 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$167,602	$19,059	$—	$186,661	$118,174	$5,549	$—	$123,723

Operating partner commissions	84,475	—	—	84,475	60,356	—	—	60,356
Personnel costs	40,296	10,812	3,023	54,131	28,608	3,155	2,462	34,225
Selling, general and administrative expenses	15,493	4,874	5,364	25,731	9,786	1,548	4,050	15,384
Depreciation and amortization	1,890	671	9,472	12,033	798	167	5,394	6,359
Transition and lease termination costs	3,339	2,606	—	5,945	678	92	—	770
Impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Change in contingent consideration	1,003	—	—	1,003	(3,921)	—	—	(3,921)

Total operating expenses	146,496	18,963	21,539	186,998	96,305	4,962	11,906	113,173

Income (loss) from operations	21,106	96	(21,539)	(337)	21,869	587	(11,906)	10,550
Other income (expense)	1,220	(170)	(6,052)	(5,002)	(471)	(252)	(1,856)	(2,579)

Income (loss) before income tax expense	22,326	(74)	(27,591)	(5,339)	21,398	335	(13,762)	7,971
Income tax benefit (expense)	—	—	1,886	1,886	—	—	(2,016)	(2,016)

Net income (loss)	22,326	(74)	(25,705)	(3,453)	21,398	335	(15,778)	5,955
Less: Net income attributable to non-controlling interest	(66)	—	—	(66)	(80)	—	—	(80)

Net income (loss) attributable to Radiant Logistics, Inc.	22,260	(74)	(25,705)	(3,519)	21,318	335	(15,778)	5,875
Less: Preferred stock dividends	—	—	(2,046)	(2,046)	—	—	(2,046)	(2,046)

Net income (loss) attributable to common stockholders	$22,260	$(74)	$(27,751)	$(5,565)	$21,318	$335	$(17,824)	$3,829

Operating partner commissions increased approximately $24.1 million, or 40.0%, to $84.5 million for the year ended June 30, 2016 primarily due to a full year of operations of SBA which added approximately 40 strategic operating partner locations whom are paid commissions, changes in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues, and new strategic operating partners who joined the Radiant network.

Personnel costs increased approximately $19.9 million, or 58.2%, to $54.1 million for the year ended June 30, 2016 primarily due to a full year of operations associated with the acquisitions of Wheels, SBA, DCA and Highways, as well as increased investment in the management structure of the organization.

Selling, general and administrative (“SG&A”) expenses increased approximately $10.3 million, or 67.3%, to $25.7 million for the year ended June 30, 2016 primarily due to normal expenses associated with the acquisitions of Wheels, SBA, DCA and Highways which included increased costs for facilities, IT, communication and travel. Additionally, increased professional fees, insurance and claims were incurred due to an overall larger organization after recent acquisitions, offset partially by lower legal fees.

Depreciation and amortization costs increased approximately $5.6 million, or 89.2%, to $12.0 million for the year ended June 30, 2016 primarily due to increased amortization associated with a full year of the Wheels, SBA, DCA and Highways acquisitions from fiscal year 2015.

Transition and lease termination costs were $5.9 million for the year ended June 30, 2016, compared to $0.8 million for the year ended June 30, 2015. Transition and lease termination costs for the year ended June 30, 2016 were due to consolidation at the Wheels Toronto location and non-recurring personnel costs in connection with the winding-down of SBA’s historical back-office operations.

Transition and lease termination costs for the year ended June 30, 2015 were due to the exit and downsizing of the former DBA warehouse and corporate headquarters in New Jersey to a smaller location, similar costs associated with a consolidation effort at the Wheels Toronto location, and non-recurring personnel costs in connection with the winding-down of SBA’s historical back-office operations.

Impairment of acquired intangible assets is attributable to the customer related intangibles associated with On Time.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. There was a loss from change in contingent consideration of $1.0 million for the year ended June 30, 2016, compared to a gain of $3.9 million for the year ended June 30, 2015. The change is primarily attributable to an increase in management’s estimates of future pay-outs with respect to DCA, PCA, and Highways, offset by a decrease in management’s estimated future pay-outs for On Time, as it has not achieved its specified operating objectives.

Other expenses increased approximately $2.4 million to $5.0 million for the year ended June 30, 2016 primarily due to higher interest expense on indebtedness used to acquire Wheels and a loss on write off of loan fees, partially offset by foreign exchange gains.

Our net loss is principally due to increased depreciation, amortization, and interest expenses compared to the prior year, partially offset by an income tax benefit.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2016 and 2015 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year Ended June 30, 2016				Year Ended June 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$167,602	$19,059	$—	$186,661	$118,174	$5,549	$—	$123,723

Net income (loss) attributable to common stockholders	$22,260	$(74)	$(27,751)	$(5,565)	$21,318	$335	$(17,824)	$3,829
Less: Preferred stock dividends	—	—	2,046	2,046	—	—	2,046	2,046
Net income (loss) attributable to Radiant Logistics, Inc.	22,260	(74)	(25,705)	(3,519)	21,318	335	(15,778)	5,875

Income tax expense (benefit)	—	—	(1,886)	(1,886)	—	—	2,016	2,016
Depreciation and amortization	1,890	671	9,472	12,033	798	167	5,394	6,359
Net interest expense	—	—	4,872	4,872	—	—	1,856	1,856

EBITDA	24,150	597	(13,247)	11,500	22,116	502	(6,512)	16,106

Share-based compensation	798	209	400	1,407	790	62	263	1,115
Change in contingent consideration	1,003	—	—	1,003	(3,921)	—	—	(3,921)
Acquisition related costs	—	407	2,039	2,446	—	243	1,802	2,045
Legal costs	—	—	1,066	1,066	—	—	601	601
Non-recurring costs	—	—	279	279	—	—	—	—
Lease termination costs	211	2,334	—	2,545	491	92	—	583
Loss on impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Loss on write-off of loan fees	—	—	1,180	1,180	—	—	—	—
Foreign exchange loss (gain)	(950)	250	—	(700)	471	268	—	739

Adjusted EBITDA	25,212	3,797	(4,603)	24,406	19,947	1,167	(3,846)	17,268
Transition costs	2,408	—	—	2,408	158	—	—	158
Normalized adjusted EBITDA	$27,620	$3,797	$(4,603)	$26,814	$20,105	$1,167	$(3,846)	$17,426
As a % of Net Revenues	16.5%	19.9%		14.4%	17.0%	21.0%		14.1%

Liquidity and Capital Resources

Net cash provided by operating activities was $21.4 million for the year ended June 30, 2016, compared to $2.1 million for the year ended June 30, 2015. The change is primarily attributable to our net income (loss) adjusted for amortization, contingent consideration, loss on the write-off of loan fees, lease termination costs, and changes in operating assets and liabilities (primarily the changes in accounts receivable and accounts payable).

Net cash used for investing activities was $4.4 million for the year ended June 30, 2016, compared to $47.9 million for the year ended June 30, 2015. Use of cash in 2016 consisted of the purchase of $3.7 million of technology and equipment, $0.8 million related to an acquisition, payments to former shareholders of acquired operations of $0.7 million, partially offset by proceeds from the sale of technology and equipment of $0.8 million. Use of cash in 2015 consisted of $44.0 million related to acquisitions and the purchase of $4.1 million of technology and equipment, partially offset by proceeds from the sale of technology and equipment of $0.2 million.

Net cash used for financing activities was $19.6 million for the year ended June 30, 2016, compared to net cash provided of $50.6 million for the year ended June 30, 2015. The cash used in 2016 consisted of repayments to our credit facility of $27.9 million, repayment of notes payable of $26.3 million, preferred dividend payments of $2.0 million, payments of contingent consideration made to former shareholders of acquired operations of $1.6 million and payments of employee tax withholdings related to net share settlements of stock option exercises of $0.3 million, partially offset by proceeds from the offering of $38.4 million of common stock. Cash from financing activities in 2015 consisted of proceeds from our credit facility of $30.6 million, proceeds from note payable of $25.5 million, a tax benefit from the exercise of stock options of $3.3 million and proceeds from the sale of common stock of $0.1 million, offset by payment of employee tax withholdings related to net share settlements of stock option exercises of $3.8 million, preferred dividend payments of $2.0 million, payment of contingent consideration to former shareholders of acquired operations of $1.5 million, payment of $1.4 million of loan fees, payment of $0.2 million of shelf registration costs, and $0.1 million in non-controlling interest distributions.

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

Acquisitions

Below are descriptions of recent material acquisitions in the last two fiscal years including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate potential consideration of $10.0 million or more.

On April 2, 2015, we acquired Wheels Group, Inc., one of the largest 3PL and transportation service providers in Canada, for aggregate consideration of approximately CAD$33.8 million and 6,900,000 shares of our common stock, in addition to the refinancing of Wheels’ outstanding indebtedness of approximately CAD$32.0 million. Wheels provides 3PL intermodal and truck brokerage services throughout the United States and Canada along with third party logistics solutions and value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets.

On June 8, 2015, we acquired SBA, a domestic and international air freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent agency locations across North America. The transaction was valued at approximately $12.0 million in cash and remains subject to certain hold-back provisions.

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. During the year ended June 30, 2016, we spent approximately $3.0 million on enhancing our technology and software systems in order to increase our operating efficiency. This included an upgrade to our accounting system as well as investments in our overall network infrastructure. We intend to spend in excess of this amount during the year ended June 30, 2017 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate into our systems our strategic operating partners and any new operations that we may acquire in the future.

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

The terms of the Senior Credit Facility are subject to a financial covenant which may limit the amount otherwise available under such facility. The covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.1 to 1.0 during any period (the “Trigger Period”) in which we are in default under the Senior Credit Facility, if total availability falls below $10.0 million or if U.S. availability is less than $6.0 million.

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

As of June 30, 2016, we have gross availability of $41.3 million, net of letter of credit reserves of approximately $0.4 million for approximately $31.2 million in availability under the Credit Facility to support future acquisitions and our ongoing working capital requirements, excluding any availability attributable to accounts receivable of SBA. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Under the terms of the IPD Loan Agreement, we are permitted to make additional acquisitions without IPD’s consent only if certain conditions are satisfied, including, among others: (i) the equity interests or property acquired in such acquisition constitute a business reasonably related to our business or the business of Wheels; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) we or Wheels shall have provided IPD with at least 10 business days prior written notice of such acquisition that must include certain descriptive information and pro forma information regarding the acquisition; (iv) such person whose equity interests or property are being acquired shall have, as of the last day of the most recent fiscal quarter of such person, actual (or pro forma to the extent approved in writing by IPD) positive EBITDA and net income, in each case for the 12 month period ending on such date; (v) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $10.0 million for any single transaction and $25.0 million in the aggregate, in any fiscal year or such greater amount approved in writing by IPD; provided, however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of Radiant during the twelve-month period prior to the closing of such acquisition (as described below); (vi) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; (vii) the assets subject to the acquisition are free from all liens except those permitted under the IPD Loan Agreement; and (viii) the post-closing U.S. availability under the Senior Credit Facility is at least $7.5 million on a pro forma basis.

Subordinated Secured Alcentra Capital Corporation and Triangle Capital Corporation Term Loan

On April 2, 2015, we obtained a USD$25.0 million subordinated secured term loan from Alcentra Capital Corporation ($10.0 million) and Triangle Capital Corporation ($15.0 million) (collectively, the “Subordinated Lenders”) pursuant to a Loan and Security Agreement (the “Alcentra/Triangle Subordinated Loan Agreement”). The loan matured on April 2, 2021 and accrued interest at a rate of 12% per annum during the first six months of the loan, followed by a variable rate of LIBOR plus 9.5%-12% (all with a 1% LIBOR floor), depending on the Company’s total leverage ratio. In April 2016, we repaid this loan in full, including a 3% prepayment premium.

For additional information regarding our indebtedness, see Note 6 to our consolidated financial statements contained elsewhere in this report.

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2016, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2016, our internal control over financial reporting is effective at the reasonable assurance level.

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

Peterson Sullivan LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting as of June 30, 2016. Such report is included on page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	52	Chief Executive Officer and Chairman of the Board of Directors
Stephen P. Harrington	59	Director
Jack Edwards	71	Director
Richard P. Palmieri	63	Director
Michael Gould.	52	Director
Arnold Goldstein	62	Senior Vice President & Chief Commercial Officer
Todd E. Macomber	52	Senior Vice President & Chief Financial Officer
Joseph Bento	53	Senior Vice President & Chief Operating Officer of Freight Forwarding Operations
Tim Boyce	56	Senior Vice President & Chief Operating Officer of Rail and Truck Brokerage Operations

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

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2005. Mr. Crain brings approximately 25 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Managing Member of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation/logistics sector. Prior to founding Radiant, Mr. Crain served as the executive vice president and the chief financial officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the executive vice president and Chief Financial Officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001 he served as the Vice President and Treasurer of Florida East Coast Industries, Inc., a New York Stock Exchange listed company engaged in railroad and real estate businesses. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., and several of its subsidiaries, a Fortune 500 transportation company listed on the New York Stock Exchange. He also serves on the Board of Trustees for Eastside Preparatory School in Bellevue, Washington. Mr. Crain earned a Bachelor of Arts in Business Administration with an emphasis in Accounting from the University of Texas. As a result of these and other professional experiences, Mr. Crain possesses particular knowledge and experience in logistics management, industry trends, business operations and accounting that strengthen the Board’s collective qualifications, skills, and experience.

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

Jack Edwards. Mr. Edwards was appointed as a director in December 2011. Mr. Edwards is an independent business executive who since 2002 has been providing strategic, investment and operational advisory services to a broad range of corporate and private equity clients and boards. From 2001 through 2002, he was the President and Chief Executive Officer of American Medical Response, Inc., a provider of private ambulatory services. Prior to this, Mr. Edwards served as the President and Chief Executive Officer at a variety of logistics and freight-forwarding companies, including Danzas Corporation and ITEL Transportation Group. Previously he held senior executive positions at Circle International, American President Lines and The Southern Pacific Transportation Company. Mr. Edwards has served as a director of several publicly traded corporations, including Laidlaw Inc. (NYSE), ITEL Corp. (NYSE) and Sun Gro Horticulture Canada Ltd. (TSX) where he served as Chairman of the Board. Mr. Edwards currently serves as a director for Adelante

Media Group and Zonar Systems. Mr. Edwards received a Bachelor of Science in Food Science and Technology from the University of California, Davis, and a Masters of Business Administration in Marketing from the University of Oregon. As a result of these and other professional experiences, Mr. Edwards possesses particular knowledge and experience in the transportation and logistics industry, along with business combinations and financial management, that strengthen the Board’s collective qualifications, skills, and experience.

Richard P. Palmieri. Mr. Palmieri was appointed as a director in March 2014. He has been the Managing Director of ANR Partners, LLC, a Philadelphia-based management and financial consulting firm, since 2012. Prior to this, from 2007 to 2012, Mr. Palmieri served as the President and CEO of Canon Financial Services, Inc., the captive finance subsidiary of Canon USA. From 2003 to 2006, he was the President and CEO of Schneider Financial Services, a financial services subsidiary of a large, privately held transportation and logistics company. From 1998 to 2003, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Credit Suisse Group. From 1993 to 1998, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Deutsche Securities. Before this, he served in various finance and management positions at several large companies, including Whirlpool Financial Corporation, PacificCorp Credit, Commercial Credit Company and GE Capital. Mr. Palmieri received a Bachelor of Science in Accounting from Wagner College. As a result of these and other professional experiences, Mr. Palmieri possesses particular knowledge and experience in logistics and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Michael Gould. Mr. Gould was appointed as a director in July 2016. Since May 2015, Mr. Gould has served as Senior Vice President, Oracle Consulting in North America at Oracle Corporation. Prior to this, from 2008 to May 2015, Mr. Gould served as the Vice President and General Manager for the Americas Technology Services Consulting Organization for Hewlett-Packard Company (“HP”). Also while at HP, he served as Vice President for Americas Alliances. Prior to HP, Mr. Gould served in various roles at Oracle, BearingPoint and BEA. He holds a Bachelor of Science degree in Mechanical Engineering from Texas A&M University and a Masters in Business Administration from Santa Clara University. As a result of these and other professional experiences, Mr. Gould possesses particular knowledge and experience in management and technology that strengthen the Board’s collective qualifications, skills and experience.

Executive Officers

Arnold Goldstein. Mr. Goldstein has served as our Senior Vice President and Chief Commercial Officer since June 30, 2016. Mr. Goldstein also has significant experience within the transportation industry, having served as Chief Operating Officer of Service by Air, which was acquired by the Company in June 2015, and in various leadership roles at Hellman World Wide Logistics from May 2006 to June 2015. Mr. Goldstein earned a Bachelor of Arts in Psychology from the University of Rhode Island and a Masters of Business Administration from Bryant University.

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

Joseph Bento. Mr. Bento joined the Company in January 2016 and served as Senior Vice President of Operations until his recent appointment to Senior Vice President and Chief Operating Officer of Freight Forwarding Operations. Prior to joining the Company, Mr. Bento served in a variety of significant roles within the transportation industry, including, from September 2012 to April 2016, as the Chief Sales Officer of SEKO Logistics; and from 1998 to 2012, in various leadership roles at Eagle Global Logistics and its successor, CEVA Logistics. Mr. Bento earned a Bachelor of Science in Finance from California State University – Long Beach.

Tim Boyce has served as our Senior Vice President and Chief Operating Officer of Rail and Truck Brokerage Operations since our acquisition of Wheels in April 2015. He came to Wheels on February 1, 2012 to serve as the Executive Vice President - Marketing and Sales, and was promoted to Chief Marketing Officer shortly thereafter. From October 2013 until April 2015, he served as President of Wheels’ U.S. operations. Prior to joining Wheels, Mr. Boyce was employed by Canadian Pacific Railway where he served in various senior roles including General Manager - Sales and Marketing Domestic Intermodal. Prior to this, he was the Vice President - Sales and Marketing with Canpar Transport Ltd, a leading Canadian courier company, and TST (formerly TNT) Overland Express, a leading Canadian based LTL company serving customers across North America.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as part of this Report

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under the Exhibit Index below.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

2.2	Stock Purchase Agreement by and between Radiant Logistics, Inc. and Service by Air, Inc.		8-K		2.1	6/8/15

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.2	7/19/11

3.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.5	Certificate of Designations, Preferences and Rights of 9.75% cumulative Redeemable Perpetual Preferred Stock		10-K/A	6/30/14	3.6	7/15/15

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/12

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce+		8-K		10.4	4/8/15

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+	X

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+	X

10.7	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.8	Discretionary Management Incentive Compensation Plan effective July 1, 2012+		8-K		10.5	5/14/12

10.9

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

			8-K		10.1	4/8/15

10.10	$29,000,000 Credit Facilities Loan Agreement dated April 2, 2015 by and among Wheels Group Inc. and Integrated Private Debt Fund IV LP.		8-K		10.2	4/8/15

10.11	Loan and Security Agreement dated April 2, 2015 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Radiant Trade Services, Inc. and Triangle Capital Corporation as Agent.		8-K		10.3	4/8/15

10.12	Sublease Agreement between Space Exploration Technologies Corp., and Radiant Logistics, Inc. dated December 20, 2012		10-Q	12/31/12	10.1	2/12/13

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.13	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated February 25, 2008, as amended		10-Q	12/31/12	10.2	2/12/13

10.14	Lease Agreement between Jonda Hawthorne, LLC and DBA Distribution Services, Inc. dated March 15, 2004, as amended		10-Q	12/31/12	10.3	2/12/13

10.15	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.5	2/12/13

10.16	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.6	2/12/13

10.17	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.7	2/12/13

10.18	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.8	2/12/13

10.19	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.9	2/12/13

10.20	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

14.1	Code of Business Conduct and Ethics+		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Peterson Sullivan LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.DEF	XBRL Taxonomy Extension Definition	X

101.LAB	XBRL Taxonomy Extension Label	X

101.PRE	XBRL Taxonomy Extension Presentation	X

+Compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 13, 2016	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen P. Harrington	Director	September 13, 2016
Stephen P. Harrington

/s/ Jack Edwards	Director	September 13, 2016
Jack Edwards

/s/ Richard P. Palmieri	Director	September 13, 2016
Richard P. Palmieri

/s/ Michael Gould	Director	September 13, 2016
Michael Gould

/s/ Bohn H. Crain	Chairman and	September 13, 2016
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 13, 2016
Todd E. Macomber	Financial Officer (Principal Accounting Officer)

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. (“the Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, Radiant Logistics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

As discussed in Note 2 to the consolidated financial statements, the Company early adopted Accounting Standards Update Number 2015-03, Interest-Imputation of Interest, and Accounting Standards Update Number 2015-17, Income Taxes.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

September 13, 2016

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,768	$7,268
Accounts receivable, net of allowance of $1,806 and $1,551 respectively	101,035	127,349
Employee and other receivables	635	111
Income tax deposit	1,525	2,309
Prepaid expenses and other current assets	5,410	5,671
Total current assets	113,373	142,708

Technology and equipment, net	12,453	13,176

Acquired intangibles, net	71,941	82,955
Goodwill	62,888	63,089
Deposits and other assets	2,814	3,110
Total long-term assets	137,643	149,154
Total assets	$263,469	$305,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$75,071	$92,025
Commissions payable	8,280	9,449
Other accrued costs	5,331	7,732
Due to former shareholders of acquired operations	50	684
Current portion of notes payable	2,416	543
Current portion of contingent consideration	3,387	1,872
Current portion of transition and lease termination liability	1,838	283
Other current liabilities	138	298
Total current liabilities	96,511	112,886

Notes payable, net of current portion	28,903	84,202
Contingent consideration, net of current portion	4,098	5,741
Transition and lease termination liability, net of current portion	658	1
Deferred rent liability	851	1,144
Deferred tax liability	12,525	15,567
Other long-term liabilities	742	1,004
Total long-term liabilities	47,777	107,659
Total liabilities	144,288	220,545

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,857,506 and 42,563,224 shares issued and outstanding, respectively	30	24
Additional paid-in capital	114,392	74,659
Deferred compensation	(1)	(4)
Retained earnings	4,581	10,146
Accumulated other comprehensive income (loss)	98	(395)
Total Radiant Logistics, Inc. stockholders’ equity	119,101	84,431
Non-controlling interest	80	62
Total stockholders’ equity	119,181	84,493
Total liabilities and stockholders’ equity	$263,469	$305,038

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)	Year Ended June 30,
	2016	2015
Revenues	$782,495	$502,665
Cost of transportation	595,834	378,942
Net revenues	186,661	123,723

Operating partner commissions	84,475	60,356
Personnel costs	54,131	34,225
Selling, general and administrative expenses	25,731	15,384
Depreciation and amortization	12,033	6,359
Transition and lease termination costs	5,945	770
Impairment of acquired intangible assets	3,680	—
Change in contingent consideration	1,003	(3,921)
Total operating expenses	186,998	113,173

Income (loss) from operations	(337)	10,550

Other income (expense):
Interest income	47	17
Interest expense	(4,919)	(1,873)
Loss on write-off of loan fees	(1,180)	—
Foreign exchange gain (loss)	700	(739)
Other	350	16
Total other expense:	(5,002)	(2,579)

Income (loss) before income tax expense	(5,339)	7,971

Income tax benefit (expense)	1,886	(2,016)

Net income (loss)	(3,453)	5,955
Less: Net income attributable to non-controlling interest	(66)	(80)

Net income (loss) attributable to Radiant Logistics, Inc.	(3,519)	5,875
Less: Preferred stock dividends	(2,046)	(2,046)

Net income (loss) attributable to common stockholders	$(5,565)	$3,829

Other comprehensive income (loss):
Foreign currency translation gain (loss)	493	(395)
Comprehensive income (loss)	$(5,072)	$3,434

Net income (loss) per common share:
Basic	$(0.11)	$0.11
Diluted	$(0.11)	$0.10

Weighted average shares outstanding:
Basic shares	48,413,361	36,446,778
Diluted shares	48,413,361	38,021,511

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Stockholders’ Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2014	839,200	$1	34,326,308	$16	$34,559	$(9)	$6,317	$—	$41	$40,925
Issuance of common stock to former shareholders of acquired operations	—	—	7,039,690	7	39,409	—	—	—	—	39,416
Issuance of common stock to Operating Partner	—	—	56,819	—	109	—	—	—	—	109
Share-based compensation	—	—	—	—	1,110	—	—	—	—	1,110
Amortization of deferred compensation	—	—	—	—	—	5	—	—	—	5
Cashless exercise of stock options	—	—	1,140,407	1	(3,784)	—	—	—	—	(3,783)
Tax benefit from exercise of stock options	—	—	—	—	3,256	—	—	—	—	3,256
Preferred dividends paid	—	—	—	—	—	—	(2,046)	—	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(59)	(59)
Net income	—	—	—	—	—	—	5,875	—	80	5,955
Comprehensive loss	—	—	—	—	—	—	—	(395)	—	(395)
Balance as of June 30, 2015	839,200	$1	42,563,224	$24	$74,659	$(4)	$10,146	$(395)	$62	$84,493
Issuance of common stock at $6.75 per share, net of underwriting and offering costs of $2,970	—	—	6,133,334	6	38,424	—	—	—	—	38,430
Issuance of common stock to former shareholders of acquired operations	—	—	7,385	—	31	—	—	—	—	31
Share-based compensation	—	—	—	—	1,404	—	—	—	—	1,404
Amortization of deferred compensation	—	—	—	—	—	3	—	—	—	3
Cashless exercise of stock options	—	—	153,949	—	(264)	—	—	—	—	(264)
Cancellation of restricted stock awards	—	—	(386)	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	138	—	—	—	—	138
Preferred dividends paid	—	—	—	—	—	—	(2,046)	—	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(48)	(48)
Net income (loss)	—	—	—	—	—	—	(3,519)	—	66	(3,453)
Comprehensive income	—	—	—	—	—	—	—	493	—	493
Balance as of June 30, 2016	839,200	$1	48,857,506	$30	$114,392	$(1)	$4,581	$98	$80	$119,181

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)	Year Ended June 30,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(3,453)	$5,955
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	1,407	1,115
amortization of intangibles	8,560	5,394
depreciation and leasehold amortization	3,473	965
deferred income tax benefit	(3,134)	(1,756)
amortization of loan fees	388	145
change in contingent consideration	1,003	(3,921)
loss on impairment of acquired intangible assets	3,680	—
loss on write-off of loan fees	1,180	—
transition and lease termination costs	3,537	524
loss on disposal of fixed assets	42	56
change in (recovery of) provision for doubtful accounts	255	(170)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	25,684	(3,289)
employee and other receivables	(525)	140
income tax deposit	710	(4,252)
prepaid expenses, deposits and other assets	431	(691)
accounts payable and accrued transportation costs	(16,369)	780
commissions payable	(1,170)	1,438
other accrued costs	(2,368)	464
other liabilities	(374)	(349)
deferred rent liability	(290)	247
transition and lease termination liability	(1,246)	(743)
Net cash provided by operating activities	21,421	2,052

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year, net of cash acquired	(800)	(44,031)
Purchase of technology and equipment	(3,697)	(4,092)
Proceeds from sale of technology and equipment	810	233
Payments to former shareholders of acquired operations	(684)	—
Net cash used for investing activities	(4,371)	(47,890)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	(27,942)	30,566
Proceeds from note payable	—	25,548
Payment of loan fees	—	(1,353)
Repayment of note payable	(26,285)	—
Proceeds from stock offering, net of offering costs	38,430	—
Proceeds from sale of common stock	—	109
Payments of shelf registration costs	—	(158)
Payments of contingent consideration	(1,556)	(1,457)
Payment of preferred stock dividends	(2,046)	(2,046)
Distributions to non-controlling interest	(48)	(60)
Payment of employee tax withholdings related to cashless stock option exercises	(264)	(3,784)
Tax benefit from exercise of stock options	138	3,256
Net cash provided by (used for) financing activities	(19,573)	50,621

Effect of exchange rate changes on cash and cash equivalents	23	(395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,500)	4,388
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,268	2,880

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,768	$7,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,506	$2,764
Interest paid	$4,522	$1,596

(continued)

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of non-cash investing and financing activities:

In September 2014, the Company issued 16,218 shares of common stock at a fair value of $3.08 per share in satisfaction of $50 of the Trans-Net, Inc. purchase price, resulting in an increase to common stock and additional paid-in capital of $50.

In November 2014, the Company issued 52,452 shares of common stock at a fair value of $3.84 per share in satisfaction of $201 of the On Time Express, Inc. earn-out payment for the year ended June 30, 2014, resulting in a decrease to the current portion of contingent consideration, an increase to common stock and additional paid-in capital of $201.

In December 2014, the Company issued 43,221 shares of common stock at a fair value of $3.90 per share in satisfaction of $168 of the Don Cameron & Associates, Inc. purchase price, resulting in an increase to common stock and additional paid-in capital of $169.

In April 2015, the Company issued 6,900,000 shares of common stock at a fair value of $5.63 per share in satisfaction of the Wheels Group Inc. purchase price, resulting in an increase to common stock of $7 and an increase to additional paid-in capital of $38,840.

In June 2015, the Company issued 27,799 shares of common stock at a fair value of $5.40 per share in satisfaction of $150 of the Highways and Skyways, Inc. purchase price, resulting in an increase to common stock and additional paid-in capital of $150.

In December 2015, the Company issued 7,385 shares of common stock at a fair value of $4.23 per share in satisfaction of $31 of the Copper Logistics, Inc. purchase price, resulting in an increase to common stock and additional paid-in capital of $31.

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) operates as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. The Company services a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which it supports from an extensive network of approximately 140 operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network including 18 Company-owned offices. As a third party logistics company, the Company has approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for higher return on invested capital and net cash flows than the Company’s asset-based competitors.

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

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s new truck brokerage and intermodal service offerings, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company is creating density in its trade lanes which creates opportunities for the Company to more efficiently source and manage its transportation capacity.

In addition to its focus on organic growth, it will continue to search for acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to the current platform. As the Company continues to grow and scale the business, it remains focused on leveraging its back-office infrastructure to drive productivity improvement across the organization.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 8), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated. All amounts in the consolidated financial statements are stated in thousands, except share and per share data.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $4,434 and $3,137 as of June 30, 2016 and 2015, respectively.

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

g)	Technology and Equipment

Technology (computer software, hardware, and communications), vehicles, furniture, and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using three to fifteen year lives for vehicles, communication, office, furniture, and computer equipment using the straight line method of depreciation. Computer software is depreciated over a three to five year life using the straight line method of depreciation. For leasehold improvements, the cost is amortized over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

h)	Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of June 30, 2016, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

	June 30,
	2016	2015
Goodwill, beginning of year	$63,089	$28,247
Wheels acquisition	85	28,525
SBA acquisition	(316)	4,626
Other acquisitions	30	1,691

Goodwill, end of year	$62,888	$63,089

i)	Long-Lived Assets

Acquired intangibles consist of customer related intangibles, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight line method over 15 years, and non-compete agreements are amortized using the straight line method over the term of the underlying agreements. During the fourth quarter of 2015 the Company evaluated the amortizable life used for customer related intangibles and determined that to better reflect the expected future cash flows of those assets, the lives were extended from five years to a range of up to 10 years. This change in estimate, effective as of April 1, 2015, was accounted for prospectively. This change lowered amortization expense $600, increasing earnings per basic and diluted share approximately $.01, for the year ended June 30, 2015.

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the fiscal year, the Company concluded it had a triggering event requiring assessment of customer related intangibles associated with the On-Time Express, Inc. (“On Time”) acquisition due to loss of customers. As a result, the Company reviewed the customer related intangibles and recorded an impairment loss of $3,680 during the second fiscal quarter. The impairment was measured using future discounted cash flows using Level 3 inputs in the fair market hierarchy. Management has performed a review of all long-lived assets and has determined no further impairment of the respective carrying value has occurred as of June 30, 2016.

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

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through March 2022. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments (excluding the lease payments included in the lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

2017	$4,616
2018	3,911
2019	3,262
2020	3,004
2021	2,295
Thereafter	988

Total minimum lease payments	$18,076

Rent expense amounted to $4,932 and $2,750 for the years ended June 30, 2016 and 2015, respectively.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which we no longer intend to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of non-recurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of SBA and other operating locations.

The transition and lease termination liability consists of the following:

	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2014	$518	$—	$—	$518
Lease termination and transitions costs	583	29	158	770
Payments and other	(846)	—	(158)	(1,004)

Balance as of June 30, 2015	$255	$29	$—	$284
Lease termination and transitions costs	2,545	992	2,408	5,945
Payments and other	(985)	(340)	(2,408)	(3,733)

Balance as of June 30, 2016	$1,815	$681	$—	$2,496

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2016 and 2015, the Company’s contributions under the plan were $700 and $495, respectively.

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

The Company recorded share-based compensation expense of $1,407 and $1,115 for the years ended June 30, 2016 and 2015, respectively.

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

For the year ended June 30, 2016, the weighted average outstanding number of dilutive common shares totaled 48,413,361 shares of common stock. Unvested restricted stock awards and options to purchase 3,856,368 shares of common stock were excluded from the diluted income per share for the year ended June 30, 2016, as there was a net loss and their effect would have been antidilutive. For the year ended June 30, 2015, the weighted average outstanding number of dilutive common shares totaled 38,021,511 shares of common stock, including unvested restricted stock awards and options to purchase 4,514,464 shares of common stock as of June 30, 2015, of which 918,290 were excluded as their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Year ended June 30,
	2016	2015
Weighted average basic shares outstanding	48,413,361	36,446,778
Dilutive effect of share-based awards	—	1,574,733

Weighted average dilutive shares outstanding	48,413,361	38,021,511

r)	Foreign Currency Translation

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

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of that liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The Company elected early adoption of ASU 2015-03 and ASU 2015-15 as of June 30, 2016. The adoption was applied on a retrospective basis. As such, the Company reclassified the June 30, 2015 balance of $1,691 of loan issuance costs to notes payable, net of current portion from deposits and other assets on the consolidated balance sheets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to require deferred tax assets and liabilities to be classified as non-current on the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current on the balance sheet. In addition, valuation allowances are no longer required to be allocated between current and non-current deferred tax assets as they will also be classified as non-current. The ASU does not impact the requirement to offset deferred tax assets and deferred tax liabilities for each taxpaying component within a jurisdiction. The Company elected early adoption of ASU 2015-17 as of June 30, 2016. The adoption was applied on a retrospective basis. As such, the Company reclassified the June 30, 2015 balance of $1,977 to deferred tax liability from deferred tax assets on the consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, to improve the accounting for share-based compensation. The guidance changes how companies account for certain aspects of share-based compensation, including accounting for income taxes, forfeitures, tax withholdings, and classification of items in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company anticipates adopting this standard during the first quarter of fiscal 2017.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2016 Acquisition

Copper Logistics, Inc.

On November 2, 2015, the Company acquired the operations and assets of Copper Logistics, Inc. (“Copper”), a Minneapolis, Minnesota based company that provides a full range of domestic and international transportation and logistics services across North America. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

Fiscal Year 2015 Acquisitions

Wheels Group, Inc.

On April 2, 2015, the Company acquired the outstanding stock of Wheels Group, Inc (“Wheels”). Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately $26.9 million in cash and 6,900,000 shares of the Company’s common stock. The Company was also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. Wheels, founded in 1988, provides truck brokerage and intermodal services throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels is one of the largest third party logistics providers in Canada. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries. The goodwill recognized is attributable to a larger geographic footprint and an increased service line expansion and is not deductible for tax purposes. The results of operations for Wheels are included in the Company’s financial statements as of the date of purchase.

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

Each of the TNI, DCA, Highways, and Copper acquisitions were financed with proceeds from the Company’s Credit Facility (as defined in Note 6), and the transactions were structured using cash, stock, and earn-out payments. The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of these acquisitions was not material to the consolidated financial statements.

The acquisition date fair value of the consideration transferred consisted of the following:

Fair value of consideration transferred:	Wheels	SBA	Other
Cash, net of cash acquired	$26,948	$10,903	$5,719
Common stock	38,847	—	369
Working capital and other holdbacks	—	573	733
Contingent consideration	—	—	2,025

	$65,795	$11,476	$8,846

The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The purchase price allocation for the acquisitions is as follows:

	Wheels	SBA	Other
Current assets	$36,800	$23,556	$807
Technology and equipment	8,672	112	117
Deferred tax asset	7,880	96	—
Other assets	1,020	1,130	—
Intangibles	59,700	7,082	6,525
Goodwill	28,610	4,310	1,691

Total assets acquired	142,682	36,286	9,140

Other liabilities	34,356	22,083	294
Notes payable	23,078	—	—
Long-term deferred tax liability	19,453	2,727	—

Total liabilities assumed	76,887	24,810	294

Net assets acquired	$65,795	$11,476	$8,846

Fair value of acquired receivables:	Wheels	SBA	Other
Gross amount due	$34,903	$18,959	$834
Estimated uncollectible amounts	(268)	(376)	(27)

	$34,635	$18,583	$807

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

The results of operations for the businesses acquired are included in our financial statements as of the date of purchase. The fair value estimates for the assets acquired and liabilities assumed recorded in fiscal year 2015 were based upon preliminary calculations and valuations. During fiscal year 2016, certain preliminary fair value estimates changed as we obtained additional information causing us to modify the amount of recognized goodwill for Wheels and SBA, as well as the estimated working capital holdback for SBA.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

	June 30,
	2016	2015
Vehicles	$4,890	$5,384
Communication equipment	186	112
Office and warehouse equipment	608	472
Furniture and fixtures	581	586
Computer equipment	1,416	1,365
Computer software	8,596	7,210
Leasehold improvements	1,648	1,324

	17,925	16,453
Less: Accumulated depreciation and amortization	(5,472)	(3,277)

	$12,453	$13,176

Depreciation and amortization expense related to technology and equipment was $3,473 and $965 for the years ended June 30, 2016 and 2015, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

	June 30,		Weighted-Average
	2016	2015	Life
Customer related	$85,824	$88,288	8.1 years
Trade names and trademarks	14,069	14,069	13.8 years
Covenants not to compete	740	730	1.6 years

	100,633	103,087
Less: Accumulated amortization	(28,692)	(20,132)

	$71,941	$82,955

Amortization expense amounted to $8,560 and $5,394 for the years ended June 30, 2016 and 2015, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

2017	$8,267
2018	8,232
2019	8,201
2020	8,089
2021	8,026
Thereafter	31,126

$71,941

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

	June 30,
	2016	2015
Long-term Credit Facility	$9,766	$37,708
Senior Secured Loan	22,081	23,219
Subordinated Secured Loan	—	25,000
Other notes payable	338	509
Less: Loan issuance costs	(866)	(1,691)

Total notes payable and other long term debt	31,319	84,745
Less: Current portion	(2,416)	(543)

Total notes payable, net of current portion	$28,903	$84,202

Future maturities of notes payable and other long-term debt for each of the next five years ending June 30 and thereafter are as follows:

2017	$2,416
2018	2,520
2019	12,304
2020	2,712
2021	2,898
Thereafter	9,335

$32,185

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2016, the Company was in compliance with all of its covenants.

As of June 30, 2016, based on available collateral and $0.4 million in outstanding letter of credit commitments, there was $31.2 million available for borrowing under the Credit Facility, excluding any availability attributable to accounts receivable of SBA.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain 5 months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying consolidated financial statements. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of June 30, 2016, the Company was in compliance with all of its covenants.

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

In April 2016, the Company repaid in full all amounts outstanding, including accrued and unpaid interest, under the $25.0 million Alcentra/Triangle Subordinated Loan Agreement. The total repayment amount was approximately $25.9 million, consisting of outstanding principal of $25.0 million, accrued and unpaid interest of $0.16 million, a prepayment premium of $0.75 million and other related fees and expenses. As a result of the voluntary payment, the Company has satisfied all obligations under the subordinated secured loan. The Company also wrote off approximately $0.4 million of unamortized loan fees.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

The Company has 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) liquidation preference $25.00 per share.

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of June 30, 2016, the Company was in compliance with this ratio.

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

For the year ended June 30, 2016, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $2.4375 per share, totaling $2,046.

Common Stock

On July 16, 2015, the Company closed a registered underwritten public offering of 6,133,334 shares of common stock, including the full exercise of the underwriters’ overallotment option. Proceeds from the offering totaled $38,430 after deducting the underwriting discount of $2,484 and offering costs of $486. The proceeds were used to reduce the borrowings under the Credit Facility.

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

For the year ended June 30, 2016, RLP recorded $110 in profits, of which RCP’s distributable share was $66. For the year ended June 30, 2015, RLP recorded $134 in profits, of which RCP’s distributable share was $80. The non-controlling interest recorded as a reduction of income on the consolidated statements of operations represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
	2016	2015
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$137	$106
Prepaid expenses and other current assets	1	3

	$138	$109

LIABILITIES AND PARTNERS’ CAPITAL
Other accrued costs	$6	$6
Partners’ capital	132	103

	$138	$109

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2016
	Level 3	Total
Contingent consideration	$7,485	$7,485

	Fair Value Measurements as of June 30, 2015
	Level 3	Total
Contingent consideration	$7,613	$7,613

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded an increase to contingent consideration of $1,003 and a decrease of $3,921 for the years ended June 30, 2016 and 2015, respectively. The change in the current period is principally attributable to increases in management’s estimated future earn-out payments for DCA, PCA, and Highways, offset by a reduction in management’s estimates of future earn-out payments for On Time.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $16,009 through earn-out periods measured through November 2019, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $800, and also includes approximately $3.4 million that was earned during fiscal year 2016 and is payable November 2016.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Contingent Consideration
Balance as of June 30, 2014	$11,167
Increase related to accounting for acquisitions	2,025
Contingent consideration paid	(1,658)
Change in fair value	(3,921)

Balance as of June 30, 2015	$7,613
Increase related to accounting for acquisition	425
Contingent consideration paid	(1,556)
Change in fair value	1,003

Balance as of June 30, 2016	$7,485

NOTE 10 – PROVISION FOR INCOME TAXES

	June 30,
	2016	2015
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$654	$543
Accruals	878	517
Share-based compensation	919	613
Technology and equipment basis differences	(3,095)	(2,073)
Goodwill deductible for tax purposes	(101)	(1,198)
Intangibles	(15,307)	(17,496)
Deferred rent	346	253
Net operating loss carry-forward	2,860	2,688
Other, net	321	586

	$(12,525)	$(15,567)

Income tax expense (benefit) attributable to operations is as follows:

	Year ended June 30,
	2016	2015
Current:
Federal	$1,002	$3,445
State	176	321
Foreign	8	6

Deferred:
Federal	(3,060)	(1,510)
State	193	(242)
Foreign	(205)	(4)

	$(1,886)	$2,016

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit):

	Year ended June 30,
	2016	2015
Tax expense at statutory rate	$(1,853)	$2,684
Permanent differences	86	59
State income taxes	387	18
Foreign income taxes	371	150
Transaction costs	12	618
Contingent consideration	(463)	(1,486)
Uncertain tax positions	(165)	—
Other	(261)	(27)

	$(1,886)	$2,016

The following table reconciles the Company’s uncertain income tax positions:

	Year ended June 30,
	2016	2015
Balance, beginning of the year	$308	$—
Additions on tax positions related to the current year	—	81
Additions on tax positions related to the prior year	24	227
Other reductions on tax positions taken in prior years	(148)	—
Settlements	(160)	—

Balance, end of the year	$24	$308

The Company’s effective tax rate for the year ended June 30, 2016 is higher than the U.S. federal statutory rate primarily due to benefits for nontaxable contingent consideration and uncertain tax positions that increase the overall benefit from losses in the U.S. jurisdiction. This is partially offset by losses in a foreign jurisdiction that are benefitted at a lower foreign rate. Approximately $24,000 of the total gross unrecognized tax benefits as of June 30, 2016, if recognized, would impact the effective tax rate. The Company’s net operating loss carry-forwards expire primarily in the 2027 through 2033 fiscal years.

The Company and its wholly owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2013 through June 30, 2016. Tax years which remain subject to examination by state authorities are the years ended June 30, 2012 through June 30, 2016. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2011 through June 30, 2016. Occasionally our acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

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

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. During the years ended June 30, 2016 and 2015, the Company recognized share-based compensation expense related to stock awards of $3 and $5, respectively. The following table summarizes stock award activity under the plan for the years ended June 30, 2016 and 2015:

	Number of Shares	Weighted Average Grant- date Fair Value
Balance as of June 30, 2014	7,691	$1.62
Vested	(3,114)	1.62

Balance as of June 30, 2015	4,577	$1.62
Vested	(3,113)	1.62
Forfeited	(386)	1.62

Balance as of June 30, 2016	1,078	$1.62

Stock Options

For the years ended June 30, 2016 and 2015, the Company recognized share-based compensation expense related to stock options of $1,404 and $1,110, respectively. The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2014	5,125,044	$1.46	5.78	$8,381
Granted	1,598,363	4.50	10.00	—
Exercised	(2,118,711)	0.84	—	10,279
Forfeited	(94,809)	2.56	—	—

Outstanding as of June 30, 2015	4,509,887	$2.80	7.75	$20,357
Granted	600,000	3.86	10.00	—
Exercised	(409,374)	1.86	—	859
Forfeited	(845,223)	3.33	—	—

Outstanding as of June 30, 2016	3,855,290	$2.95	6.95	$2,530

For the years ended June 30, 2016 and 2015, the weighted average fair value per share of employee stock options granted was $1.96 and $2.57, respectively. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30,
	2016	2015
Risk-free interest rate	1.36 - 1.92%	1.45 - 2.01%
Expected term	6.5 years	6.5 years
Expected volatility	46.60 - 53.49%	55.58 - 62.56%
Expected dividend yield	0.00%	0.00%

As of June 30, 2016, the Company had approximately $3,845 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 3.48 years.

The following table summarizes outstanding and exercisable options by price range as of June 30, 2016:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 - $0.49	410,000	2.48	$0.26	$1,124	410,000	2.48	$0.26	$1,124
$0.50 - $0.99	14,559	4.40	0.60	35	14,559	4.40	0.60	35
$1.00 - $1.49	135,844	5.05	1.33	227	115,844	4.82	1.31	196
$1.50 - $1.99	450,041	6.82	1.88	504	217,902	6.73	1.87	246
$2.00 - $2.49	835,743	5.88	2.28	605	518,284	5.40	2.29	370
$2.50 - $2.99	140,000	7.67	2.75	35	50,000	7.67	2.75	12
$3.00 - $3.49	543,931	8.66	3.26	—	78,588	7.67	3.13	—
$3.50 - $3.99	385,000	8.87	3.88	—	42,000	8.43	3.97	—
$4.00 - $4.49	288,404	8.63	4.19	—	43,017	8.33	4.17	—
$4.50 - $4.99	261,842	8.62	4.58	—	52,709	8.57	4.58	—
$5.00 - $5.49	84,926	8.84	5.27	—	17,140	8.76	5.27	—
$5.50 - $5.99	240,000	7.34	5.63	—	80,000	4.51	5.63	—
$6.50 - $6.99	50,000	9.08	6.77	—	—	—	—	—
$7.50 - $7.99	15,000	8.98	7.88	—	3,000	8.98	7.88	—
	3,855,290	6.95	$2.95	$2,530	1,643,043	5.23	$2.07	$1,983

NOTE 12 – CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business, some of which are in the very early stages of litigation and therefore difficult to judge their potential materiality. For those claims for which we can judge the materiality, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material litigation is as follows.

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

In a related matter, in December 2011, Ms. Pollara filed a claim for declaratory relief against the Company seeking an order stipulating that she is not bound by the non-compete covenant contained within the DBA Agreement signed by her husband, Mr. Pollara. On January 23, 2012, the Company filed a counterclaim against Ms. Pollara, her company Santini Productions, Daniel Reffner (a former employee of the Company now working for Ms. Pollara), and Oceanair, Inc. (“Oceanair”, a company doing business with Santini Productions). The Company’s counterclaim alleges claims for statutory and common law misappropriation of trade secrets, breach of duty of loyalty, and unfair competition, and sought damages in excess of $1.0 million.

In April 2014, a jury returned a verdict in our favor in the amount of $1.5 million, however, the judge entered a judgment notwithstanding the verdict and dismissed the case. The Company appealed the judgment to the 9th Circuit Court of Appeals. Santini and Oceanair also appealed the trial court’s denial of fees. On May 17, 2016, the Court of Appeals turned down the appeals of both sides and the case is now finished.

Ingrid Barahona v. Accountabilities, Inc. d/b/a/ Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff recently admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which has since been continued until October 31, 2016 so the parties can attempt to obtain the necessary documents. DBA and Radiant are currently attempting to obtain the necessary records through the Tri-State and Accountabilities’ Trustee. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

High Protection Company, a Utah Company, Plaintiff v. Professional Air Transportation, LLC, a Utah Limited Liability Company, d/b/a ADCOM, SLC; Radiant Logistics, Inc., a Foreign Corporation; ADCOM World-Wide, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., a Foreign Corporation, d/b/a Container Lines; Felipe Lake, an individual, Rubens Correa, an individual; and Does 1-100, Defendants, United States District Court of Utah (Central), Civil Docket No. 2:14-cv-00466-TC-BCW (formerly Salt Lake County, Utah, Case # 140902965)

On or about May 27, 2014, the Company, together with its co-defendants, including certain of its subsidiaries, were sued in the Third Judicial District Court, Salt Lake County, State of Utah. The matter was subsequently removed to the Federal Courts in the United States District Court, for the District of Utah. The lawsuit alleges liability and damages arising from the ocean shipment of five (5) armored vehicles from Jordan to the Kandahar Air Base, Afghanistan, commencing in August, 2011.

On April 10, 2011, the Plaintiff, High Protection Company, was awarded a contract from the United States Army in the amount of $0.7 million for the manufacture and delivery of five armored vehicles. The vehicles were to be delivered to the Kandahar Airfield in Kandahar, Afghanistan, by May 16, 2011. The delivery of the vehicles was delayed into 2013 due to various delays that occurred during the shipping process, including the closing of the border between Pakistan and Afghanistan from November 2011 to July 2012. In June 2013, the United States Army terminated its contract with the Plaintiff. Plaintiff asserted damages against the Company and its co-defendants in excess of $1.0 million, including loss of a $0.7 million contract with the United States Army, demurrage and storage charges now alleged to exceed $0.2 million, and loss of the vehicles.

Based upon the Company’s preliminary understanding of the claims, it does not believe it is likely to be exposed to damages, or damages that are material, since, among others: (i) the Company is insured for claims of this nature subject to a $1.0 million aggregate limit for all claims made and reported during the policy period (subject to a typical reservation of rights letter received from the Underwriter); (ii) the Company believes the Plaintiff’s losses, if any, were due, to a material extent, to its own contributory negligence; and (iii) the Plaintiff’s claim should be limited as a result of the limitations upon liability contained within the air bill of lading and other shipping documents used in the transaction.

A mediation took place in early 2016 and the parties were unable to come to a resolution. Subsequent to the mediation, the Company filed a Motion for Summary Judgment with the Court on the basis that the claim is time barred. Additionally, the Court, of its own accord, has asked the parties for briefing on the subject of “Jurisdiction”. The Court will permit additional briefing and additional discovery on both the Motion for Summary Judgment and the subject of Jurisdiction until January 2017. At that time, although no date has yet been set, the Court may request additional oral argument or additional briefing for the purposes of rendering determinations on the Motion for Summary Judgment and the legal issue with respect to Jurisdiction.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

	2017	2018	2019	2020	Total
Earn-out payments:
Cash	$2,557	$2,334	$879	$123	$5,893
Equity	840	778	95	41	1,754

Total estimated earn-out payments (1)	$3,397	$3,112	$974	$164	$7,647

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Year ended June 30, 2016 (in thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$682,407	$104,762	$(4,674)	$782,495
Net revenues	167,602	19,059	—	186,661
Income (loss) from operations	21,106	96	(21,539)	(337)
Other income (expense)	1,220	(170)	(6,052)	(5,002)
Income (loss) before income tax expense	22,326	(74)	(27,591)	(5,339)
Depreciation and amortization	1,890	671	9,472	12,033
Technology and equipment, net	9,698	1,479	1,276	12,453
Goodwill	42,984	19,904	—	62,888

Year ended June 30, 2015 (in thousands)
Revenues	$473,683	$29,923	$(941)	$502,665
Net revenues	118,174	5,549	—	123,723
Income (loss) from operations	21,869	587	(11,906)	10,550
Other expense	(471)	(252)	(1,856)	(2,579)
Income (loss) before income tax expense	21,398	335	(13,762)	7,971
Depreciation and amortization	798	167	5,394	6,359
Technology and equipment, net	9,016	1,972	2,188	13,176
Goodwill	43,185	19,904	—	63,089

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

Year ended June 30, 2016:	United States	Other Countries	Total
Revenue	$445,325	$337,170	$782,495
Cost of transportation	345,129	250,705	595,834

Net revenue	$100,196	$86,465	$186,661

Year ended June 30, 2015:	United States	Other Countries	Total
Revenue	$287,715	$214,950	$502,665
Cost of transportation	208,558	170,384	378,942

Net revenue	$79,157	$44,566	$123,723

NOTE 14 – SUBSEQUENT EVENT

On July 14, 2016, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511 and was paid on August 1, 2016.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein

21.1	Subsidiaries of the Registrant

23.1	Consent of Peterson Sullivan LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation