Form 10-Q
period 2016-09-30
RADIANT LOGISTICS, INC
filed 2016-11-09
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 48,789,088 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of November 4, 2016.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,804	$4,768
Accounts receivable, net of allowance of $1,852 and $1,806, respectively	114,051	101,035
Employee and other receivables	396	635
Income tax deposit	157	1,525
Prepaid expenses and other current assets	7,440	5,410
Total current assets	129,848	113,373

Technology and equipment, net	12,114	12,453

Acquired intangibles, net	69,917	71,941
Goodwill	62,888	62,888
Deposits and other assets	2,866	2,814
Total long-term assets	135,671	137,643
Total assets	$277,633	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$84,541	$75,071
Commissions payable	10,085	8,280
Other accrued costs	5,772	5,331
Due to former shareholders of acquired operations	—	50
Current portion of notes payable	2,419	2,416
Current portion of contingent consideration	3,834	3,387
Current portion of transition and lease termination liability	1,809	1,838
Other current liabilities	122	138
Total current liabilities	108,582	96,511

Notes payable, net of current portion	29,760	28,903
Contingent consideration, net of current portion	3,901	4,098
Transition and lease termination liability, net of current portion	463	658
Deferred rent liability	934	851
Deferred tax liability	12,151	12,525
Other long-term liabilities	1,071	742
Total long-term liabilities	48,280	47,777
Total liabilities	156,862	144,288

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,880,391 and 48,857,506 shares issued, and 48,788,593 and 48,857,506 shares outstanding, respectively	30	30
Additional paid-in capital	114,692	114,392
Treasury stock, at cost, 91,798 and 0 shares, respectively	(253)	—
Deferred compensation	—	(1)
Retained earnings	5,932	4,581
Accumulated other comprehensive income	319	98
Total Radiant Logistics, Inc. stockholders’ equity	120,721	119,101
Non-controlling interest	50	80
Total stockholders’ equity	120,771	119,181
Total liabilities and stockholders’ equity	$277,633	$263,469

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended September 30,
	2016	2015
Revenues	$195,133	$215,495
Cost of transportation	146,124	164,782
Net revenues	49,009	50,713

Operating partner commissions	23,351	22,298
Personnel costs	12,778	14,443
Selling, general and administrative expenses	5,782	6,463
Depreciation and amortization	3,006	3,105
Transition and lease termination costs	476	3,163
Change in contingent consideration	250	(412)
Total operating expenses	45,643	49,060

Income from operations	3,366	1,653

Other income (expense):
Interest income	4	7
Interest expense	(639)	(1,418)
Foreign exchange gain	201	250
Other	194	95
Total other expense:	(240)	(1,066)

Income before income tax expense	3,126	587

Income tax expense	(1,252)	(233)

Net income	1,874	354
Less: Net income attributable to non-controlling interest	(12)	(15)

Net income attributable to Radiant Logistics, Inc.	1,862	339
Less: Preferred stock dividends	(511)	(511)

Net income (loss) attributable to common stockholders	$1,351	$(172)

Other comprehensive income
Foreign currency translation gain	221	855
Comprehensive income	$1,572	$683

Net income (loss) per common share - basic and diluted	$0.03	$—

Weighted average shares outstanding:
Basic shares	48,861,511	47,375,437
Diluted shares	49,534,395	47,375,437

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Earnings	Income	Interest	Equity
Balance as of June 30, 2016	839,200	$1	48,857,506	$30	$114,392	$—	$(1)	$4,581	$98	$80	$119,181
Repurchase of common stock	—	—	(91,798)		—	(253)	—	—	—	—	(253)
Share-based compensation	—	—	—	—	330	—	—	—	—	—	330
Amortization of deferred compensation	—	—	—	—	—	—	1	—	—	—	1
Cashless exercise of stock options	—	—	22,885	—	(30)	—	—	—	—	—	(30)
Preferred dividends paid	—	—	—	—	—	—	—	(511)	—	—	(511)
Distribution to non- controlling interest	—	—	—	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	—	—	1,862	—	12	1,874
Comprehensive income	—	—	—	—	—	—	—	—	221	—	221
Balance as of September 30, 2016	839,200	$1	48,788,593	$30	$114,692	$(253)	$—	$5,932	$319	$50	$120,771

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three Months Ended September 30,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$1,874	$354
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	331	390
amortization of intangibles	2,074	2,195
depreciation and leasehold amortization	932	910
Deferred income tax benefit	(422)	(435)
amortization of loan fees	80	101
change in contingent consideration	250	(412)
transition and lease termination costs	21	2,522
loss on disposal of technology and equipment	9	54
change in (recovery of) provision for doubtful accounts	46	(178)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(13,294)	1,121
employee and other receivables	239	(98)
income tax deposit	1,380	(1,585)
prepaid expenses, deposits and other assets	(2,129)	1,793
accounts payable and accrued transportation costs	9,642	(1,185)
commissions payable	1,805	(445)
other accrued costs	451	(377)
other liabilities	327	268
deferred rent liability	85	(232)
transition and lease termination liability	(221)	(121)
Net cash provided by operating activities	3,480	4,640

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition during the fiscal year	(50)	—
Purchases of technology and equipment	(662)	(995)
Proceeds from sale of technology and equipment	37	66
Payments to former shareholders of acquired operations	(50)	(684)
Net cash used for investing activities	(725)	(1,613)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	1,712	(37,708)
Repayments of notes payable	(585)	(42)
Proceeds from stock offering, net of offering costs	—	38,430
Purchases of treasury stock	(253)	—
Payment of preferred stock dividends	(511)	(511)
Distribution to non-controlling interest	(42)	—
Payments of employee tax withholdings related to cashless stock option exercises	(30)	(86)
Tax benefit from exercise of stock options	—	58
Net cash provided by financing activities	291	141

Effect of exchange rate changes on cash and cash equivalents	(10)	(205)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,036	2,963
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,768	7,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,804	$10,231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$333	$401
Interest paid	$570	$1,406

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(All amounts in these footnotes other than share amounts and per share amounts are in thousands)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) operates as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. The Company services a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which it supports from an extensive network of over 100 operating locations across North America, as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network including 18 Company-owned offices. As a third party logistics company, the Company has approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines, in its carrier network. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for higher return on invested capital and net cash flows than the Company’s asset-based competitors.

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

In addition to its focus on organic growth, it will continue to search for acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to the current platform. As the Company continues to grow and scale its business, it remains focused on leveraging its back-office infrastructure and technology systems to drive productivity improvement across the organization.

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 8), an affiliate of Bohn H. Crain, the Company’s Chief Executive Officer, whose accounts are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated. All amounts in the condensed consolidated financial statements are stated in thousands, except share and per share amounts.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying condensed consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $5,678 and $4,434 as of September 30, 2016 and June 30, 2016, respectively.

e)	Concentrations

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

f)	Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due in order to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each individual strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by such operating partner. To facilitate this arrangement, certain strategic operating partners are required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts, as well as other deficit balances owed to us by our strategic operating partners, are recognized as a receivable in the Company’s financial statements. Other strategic operating partners are not responsible to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual strategic operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these strategic operating partners. However, to the extent any of these operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount.

g)	Technology and Equipment

Technology (computer software, hardware, and communications), vehicles, furniture and equipment are stated at cost, less accumulated depreciation over the estimated useful lives of the respective assets. Depreciation is computed using three to fifteen year lives for vehicles, communication, office, furniture, and computer equipment using the straight line method of depreciation. Computer software is depreciated over a three to five year life using the straight line method of depreciation. For leasehold improvements, the cost is amortized over the shorter of the lease term or useful life on a straight line basis. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

h)	Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of September 30, 2016, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2016.

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

(In thousands)
2017 (remaining portion)	$3,470
2018	3,960
2019	3,289
2020	3,030
2021	2,301
Thereafter	973

Total minimum lease payments	$17,023

Rent expense amounted to $1,217 and $1,228 for the three months ended September 30, 2016 and 2015, respectively.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which the Company no longer intends to receive any economic benefit. A liability is recorded when we cease to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of non-recurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of Service by Air, Inc. (“SBA”) and other operating locations.

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2016	$1,815	$681	$—	$2,496
Lease termination and transitions costs	3	18	455	476
Payments and other	(245)	—	(455)	(700)

Balance as of September 30, 2016	$1,573	$699	$—	$2,272

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plans were $182 and $147 for the three months ended September 30, 2016 and 2015, respectively.

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

The Company has issued restricted stock awards and stock options to certain directors, officers and employees. The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans.

The Company recorded share-based compensation expense of $331 and $390 for the three months ended September 30, 2016 and 2015, respectively.

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

For the three months ended September 30, 2016, the weighted average outstanding number of dilutive common shares totaled 49,534,395 shares of common stock, including unvested restricted stock awards and options to purchase 3,880,012 shares of common stock as of September 30, 2016, of which 2,231,119 were excluded as their effect would have been antidilutive. For the three months ended September 30, 2015, the weighted average outstanding number of dilutive common shares totaled 47,375,437 shares of common stock. Unvested restricted stock awards and options to purchase 4,481,608 shares of common stock were excluded from the diluted income per share for the three months ended September 30, 2015, as there was a net loss and their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended September 30,
	2016	2015
Weighted average basic shares outstanding	48,861,511	47,375,437
Dilutive effect of share-based awards	672,884	—

Weighted average dilutive shares outstanding	49,534,395	47,375,437

r)	Foreign Currency Translation

For the Company’s significant foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items are recognized in the condensed consolidated statements of operations.

s)	Reclassifications

Certain amounts for prior periods have been reclassified in the Company’s condensed consolidated financial statements to conform to the classification used in fiscal year 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, allowing the recognition of income tax consequences on intra-entity asset transfers. Current GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

u)	Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, to improve the accounting for share-based compensation. The guidance changes how companies account for certain aspects of share-based compensation and the related financial statement presentation. The ASU includes a requirement that the tax effect related to settled share-based awards be recorded as a component of income tax expense or benefit rather than as a component of changes to additional paid-in capital. Cash flows related to excess tax benefits are now reflected as an operating activity. In addition, this ASU simplifies accounting of forfeitures and allows a company to make an accounting policy to estimate the number of share-based awards that are expected to vest and develop a forfeiture rate or to recognize forfeitures as they occur. The Company has elected to account for forfeitures as they occur. The guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company elected early adoption as of July 1, 2016, applied on a prospective basis. As such, there were no changes to prior periods presented. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to the periods presented on the Company’s Condensed Consolidated Statements of Cash Flows since such cash flows have historically been presented as a financing activity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to address eight specific cash flow issues to reduce existing divergence in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company elected early adoption as of July 1, 2016, applied on a retrospective basis. The primary impact to the Company from this ASU is: 1) cash payments for debt prepayment or debt extinguishment are classified as cash outflows for financing activities; 2) cash payments made soon after an acquisition are classified as cash outflows for investing activities. Cash payments made after a business combination up to the amount of contingent consideration initially recorded are classified as cash outflows for financing activities. Any payments in excess of the amount initially recorded are classified as cash outflows from operating activities.. There is no change to the current presentation within the Condensed Consolidated Statements of Cash Flows.

In the prior fiscal year, the Company adopted ASU 2015-03, Imputation of Interest, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

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

The results of operations for the business acquired are included in the financial statements as of the date of purchase.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	September 30,	June 30,
	2016	2016
Vehicles	$4,832	$4,890
Communication equipment	187	186
Office and warehouse equipment	646	608
Furniture and fixtures	592	581
Computer equipment	1,472	1,416
Computer software	9,107	8,596
Leasehold improvements	1,641	1,648

	18,477	17,925
Less: Accumulated depreciation and amortization	(6,363)	(5,472)

	$12,114	$12,453

Depreciation and amortization expense related to technology and equipment was $932 and $910 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	September 30,	June 30,	Weighted-Average
	2016	2016	Life
Customer related	$85,874	$85,824	7.9 years
Trade names and trademarks	14,069	14,069	13.5 years
Covenants not to compete	740	740	1.3 years

	100,683	100,633
Less: Accumulated amortization	(30,766)	(28,692)

	$69,917	$71,941

Amortization expense amounted to $2,074 and $2,195 for the three months ended September 30, 2016 and 2015, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$6,230
2018	8,245
2019	8,201
2020	8,089
2021	8,026
Thereafter	31,126

$69,917

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

(In thousands)	September 30,	June 30,
	2016	2016
Long-term Credit Facility	$11,460	$9,766
Senior Secured Loan	21,209	22,081
Other notes payable	291	338
Less: Loan issuance costs	(781)	(866)

Total notes payable and other long-term debt	32,179	31,319
Less: Current portion	(2,419)	(2,416)

Total notes payable, net of current portion	$29,760	$28,903

Future maturities of notes payable and other long-term debt for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$1,801
2018	2,484
2019	13,959
2020	2,670
2021	2,854
Thereafter	9,192

$32,960

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2016, the Company was in compliance with all of its covenants.

As of September 30, 2016, based on available collateral and $0.4 million in outstanding letter of credit commitments, there was $43.2 million available for borrowing under the Credit Facility, excluding any availability attributable to accounts receivable of SBA.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain 5 months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of September 30, 2016, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

The Company has 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) liquidation preference $25.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s Board of Directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of September 30, 2016, the Company was in compliance with this ratio.

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

For the three months ended September 30, 2016, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $0.609375 per share, totaling $511.

Common Stock

In January 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 91,798 shares of its common stock at an average cost of $2.75 per share for an aggregate cost of $253 for the three months ended September 30, 2016. Prior to this fiscal quarter, there were no purchases of common stock executed under the repurchase program.

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

For the three months ended September 30, 2016, RLP recorded $20 in profits, of which RCP’s distributable share was $12. For the three months ended September 30, 2015, RLP recorded $25 in profits, of which RCP’s distributable share was $15. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of September 30, 2016
	Level 3	Total
Contingent consideration	$7,735	$7,735

	Fair Value Measurements as of June 30, 2016
	Level 3	Total
Contingent consideration	$7,485	$7,485

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $250 and a decrease of $412 for the three months ended September 30, 2016 and 2015, respectively. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $16,009, through earn-out periods measured through November 2019, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $689, and also includes approximately $3.8 million that was earned during fiscal year 2016 and is payable November 2016.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2016	$7,485
Change in fair value	250

Balance as of September 30, 2016	$7,735

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	Three Months Ended September 30,
	2016	2015
Current income tax expense	$1,674	$668
Deferred income tax benefit	(422)	(435)

Income tax expense	$1,252	$233

The Company’s effective tax rate for the three months ended September 30, 2016 and 2015  is higher than the U.S. federal statutory rate primarily due to state income taxes and losses in a foreign jurisdiction that is being benefited at a lower foreign rate.

The Company and its wholly owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2013 through June 30, 2016. Tax years which remain subject to examination by state authorities are the years ended June 30, 2012 through June 30, 2016. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2012 through June 30, 2016. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction. The awards generally vest ratably over a five year period. The Company recognized share-based compensation expense related to stock awards of $1 for each of the three months ended September 30, 2016 and 2015. During the three months ended September 30, 2016, there was no change to the 1,078 unvested shares.

Stock Options

For the three months ended September 30, 2016 and 2015, the Company recognized share-based compensation expense related to stock options of $330 and $389, respectively. The aggregate intrinsic value of options exercised was $99 and $280 for the three months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, the weighted average fair value per share of employee stock options granted was $1.52. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended September 30, 2016
Risk-free interest rate	1.15%
Expected term	6.5 years
Expected volatility	48.02%
Expected dividend yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2016	3,855,290	$2.95	6.95	$2,530
Granted	150,000	3.16	10.00	—
Exercised	(77,800)	1.69	—	—
Forfeited	(48,556)	4.21	—	—

Outstanding as of September 30, 2016	3,878,934	$2.95	6.98	$2,119

Exercisable as of September 30, 2016	1,658,505	$2.05	5.42	$1,751

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record, (iii) any settlement will be properly apportioned between all named defendants and Radiant and DBA will not exclusively fund the settlement; (iv) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (v) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which has since been continued until December 28, 2016 so the parties can attempt to obtain the necessary documents. DBA and Radiant are currently attempting to obtain the necessary records through the Tri-State and Accountabilities’ Trustee. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions which provide for the selling equity owners to receive additional consideration if specified operating objectives and financial results are achieved in future periods, as defined in their respective agreements. Any changes to the fair value of the contingent consideration are recorded in the condensed consolidated statements of operations. Earn-out payments are generally due annually on November 1, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2017 (remaining)	2018	2019	2020	Total
Earn-out payments:
Cash	$3,836	$2,179	$869	$123	$7,007
Equity	—	726	96	41	863

Total estimated earn-out payments (1)	$3,836	$2,905	$965	$164	$7,870

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 13 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company has two geographic operating segments: United States and Canada. Immaterial operations outside of the United States and Canada are reported in the United States segment.

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

Three months ended September 30, 2016 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$171,680	$24,801	$(1,348)	$195,133
Net revenues	44,196	4,813	—	49,009
Income (loss) from operations	6,594	939	(4,167)	3,366
Other income (expense)	346	48	(634)	(240)
Income (loss) before income tax expense	6,940	987	(4,801)	3,126
Depreciation and amortization	585	164	2,257	3,006
Technology and equipment, net	9,541	1,479	1,094	12,114
Goodwill	42,984	19,904	—	62,888

Three months ended September 30, 2015 (in thousands):
Revenues	$189,314	$27,643	$(1,462)	$215,495
Net revenues	45,885	4,828	—	50,713
Income (loss) from operations	7,953	(1,689)	(4,611)	1,653
Other income (expense)	106	239	(1,411)	(1,066)
Income (loss) before income tax expense	8,059	(1,450)	(6,022)	587
Depreciation and amortization	374	172	2,559	3,105
Technology and equipment, net	9,402	1,791	1,823	13,016
Goodwill	43,185	19,904	—	63,089

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the geographic location of a shipment’s initiation and destination points (in thousands):

Three months ended September 30, 2016 (in thousands):	United States	Other Countries	Total
Revenue	$120,612	$74,521	$195,133
Cost of transportation	87,488	58,636	146,124

Net revenue	$33,124	$15,885	$49,009

Three months ended September 30, 2015 (in thousands):	United States	Other Countries	Total
Revenue	$126,191	$89,304	$215,495
Cost of transportation	100,810	63,972	164,782

Net revenue	$25,381	$25,332	$50,713

NOTE 14 – SUBSEQUENT EVENT

On October 14, 2016, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511 and was paid on October 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: the continued retention of our relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2016. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of approximately 140 operating locations across North America, as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network including 18 Company-owned offices. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass from a geographic standpoint and/or purchasing power along with complementary service offerings to the current platform. As we continue to grow and scale our business, we believe that we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In addition, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization.

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

Results of Operations

Three months ended September 30, 2016 and 2015 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30, 2016				Three months ended September 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$138,720	$1,015	$(64)	$139,671	$150,043	$1,209	$(60)	$151,192
Brokerage	31,858	23,031	(1,284)	53,605	37,957	25,715	(1,402)	62,270
	170,578	24,046	(1,348)	193,276	188,000	26,924	(1,462)	213,462

Cost of transportation
Forwarding	98,212	848	(64)	98,996	108,800	1,009	(60)	109,749
Brokerage	29,272	19,140	(1,284)	47,128	34,629	21,806	(1,402)	55,033
	127,484	19,988	(1,348)	146,124	143,429	22,815	(1,462)	164,782

Net transportation revenue
Forwarding	40,508	167	—	40,675	41,243	200	—	41,443
Brokerage	2,586	3,891	—	6,477	3,328	3,909	—	7,237
	43,094	4,058	—	47,152	44,571	4,109	—	48,680
Net transportation margins	25.3%	16.9%		24.4%	23.7%	15.3%		22.8%

Other value-added services	1,102	755	—	1,857	1,314	719	—	2,033
Net revenues	$44,196	$4,813	$—	$49,009	$45,885	$4,828	$—	$50,713

Forwarding revenue was $139.7 million and $151.2 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of $11.5 million is primarily attributable to a decrease in the price of fuel along with the loss of a significant customer of On Time Express, Inc. (“OTE”) included in the comparable prior period. Forwarding net transportation revenue was $40.7 million for the three months ended September 30, 2016 compared to $41.4 million for the comparable prior year period. Although overall revenues decreased primarily due to a decrease in the price of fuel, which is generally a pass-through item, net revenues were relatively flat while net transportation margins increased from 27.4% to 29.1% over the comparable prior period.

Brokerage revenue was $53.6 million and $62.3 for the three months ended September 30, 2016 and 2015, respectively. The decrease of $8.7 million is primarily attributable to a decrease in the price of fuel along with softness in the market. Brokerage net transportation revenue was $6.5 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively. Net transportation margins increased from 11.6% to 12.1%, primarily as a result of the decrease in the price of fuel.

Other value added services were $1.9 million for the three months ended September 30, 2016, compared to $2.0 million for the comparable prior year period.

The following table compares condensed consolidated statements of operations data by geographic operating segment for the three months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30, 2016				Three months ended September 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$44,196	$4,813	$—	$49,009	$45,885	$4,828	$—	$50,713

Operating partner commissions	23,351	—	—	23,351	22,298	—	—	22,298
Personnel costs	9,432	2,627	719	12,778	10,640	2,934	869	14,443
Selling, general and administrative expenses	3,758	1,083	941	5,782	3,453	1,415	1,595	6,463
Depreciation and amortization	585	164	2,257	3,006	374	172	2,559	3,105
Transition and lease termination costs	476	—	—	476	1,167	1,996	—	3,163
Change in contingent consideration	—	—	250	250	—	—	(412)	(412)

Total operating expenses	37,602	3,874	4,167	45,643	37,932	6,517	4,611	49,060

Income (loss) from operations	6,594	939	(4,167)	3,366	7,953	(1,689)	(4,611)	1,653
Other income (expense)	346	48	(634)	(240)	106	239	(1,411)	(1,066)

Income (loss) before income tax expense	6,940	987	(4,801)	3,126	8,059	(1,450)	(6,022)	587
Income tax expense	—	—	(1,252)	(1,252)	—	—	(233)	(233)

Net income (loss)	6,940	987	(6,053)	1,874	8,059	(1,450)	(6,255)	354
Less: Net income attributable to non-controlling interest	(12)	—	—	(12)	(15)	—	—	(15)

Net income (loss) attributable to Radiant Logistics, Inc.	6,928	987	(6,053)	1,862	8,044	(1,450)	(6,255)	339
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$6,928	$987	$(6,564)	$1,351	$8,044	$(1,450)	$(6,766)	$(172)

Operating partner commissions increased $1.1 million, or 4.7%, to $23.4 million for the three months ended September 30, 2016 primarily due to increased commissions resulting from increases in net revenues from strategic operating partners.

Personnel costs decreased $1.6 million, or 11.5%, to $12.8 million for the three months ended September 30, 2016. The decrease is attributable to workforce reduction at OTE made in connection with the loss of a significant customer in the prior fiscal year, and a reduction in headcount due to a consolidation of operating locations.

Selling, general and administrative (“SG&A”) costs decreased $0.7 million, or 10.6%, to $5.8 million for the three months ended September 30, 2016. The decrease is primarily due to decreases in professional services costs associated with litigation and our recent acquisitions.

Depreciation and amortization costs decreased $0.1 million, or 3.2%, to $3.0 million for the three months ended September 30, 2016.

Transition and lease termination costs decreased $2.7 million, or 84.9%, to $0.5 million for the three months ended September 30, 2016. The decrease is primarily attributable to lease termination costs incurred in the prior period due to the consolidation effort at the Wheels Toronto location and the consolidation of the Service by Air, Inc. (“SBA”) New York-JFK office with our existing Radiant office. The current period amounts are non-recurring personnel costs for Service by Air, Inc. (“SBA”) that are expected to be eliminated in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $0.7 million, or 160.7%, to $0.3 million for the three months ended September 30, 2016. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $0.9 million, or 77.5%, to $0.2 million for the three months ended September 30, 2016. The decrease is primarily due to lower interest expense following the retirement of debt used to acquire Wheels.

Our increase in net income was driven principally by decreased, personnel costs, SG&A costs and interest expenses compared to the comparable prior year period, partially offset by an increase in income taxes.

Our future net income may be impacted by increased amortization of intangibles resulting from acquisitions as well as changes in contingent consideration, all of which may result in gains or losses that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2016 and 2015 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30, 2016				Three months ended September 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$44,196	$4,813	$—	$49,009	$45,885	$4,828	$—	$50,713

Net income (loss) attributable to common stockholders	$6,928	$987	$(6,564)	$1,351	$8,044	$(1,450)	$(6,766)	$(172)
Less: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	6,928	987	(6,053)	1,862	8,044	(1,450)	(6,255)	339

Income tax expense	—	—	1,252	1,252	—	—	233	233
Depreciation and amortization	585	164	2,257	3,006	374	172	2,559	3,105
Net interest expense	—	—	635	635	—	—	1,411	1,411

EBITDA	7,513	1,151	(1,909)	6,755	8,418	(1,278)	(2,052)	5,088

Share-based compensation	220	—	111	331	199	63	128	390
Change in contingent consideration	—	—	250	250	—	—	(412)	(412)
Acquisition related costs	—	—	145	145	—	279	691	970
Legal costs	—	—	36	36	—	—	291	291
Non-recurring costs	—	—	6	6	—	—	49	49
Lease termination costs	3	—	—	3	176	1,882	—	2,058
Foreign exchange gain	(159)	(42)	—	(201)	(14)	(236)	—	(250)

Adjusted EBITDA	7,577	1,109	(1,361)	7,325	8,779	710	(1,305)	8,184
Transition costs	455	—	—	455	640	—	—	640
Normalized EBITDA	$8,032	$1,109	$(1,361)	$7,780	$9,419	$710	$(1,305)	$8,824
As a % of Net Revenues	18.2%	23.0%		15.9%	20.5%	14.7%		17.4%

Liquidity and Capital Resources

Net cash provided by operating activities was $3.5 million for the three months ended September 30, 2016, compared to $4.6 million for the three months ended September 30, 2015. The change was principally driven by our net income adjusted for contingent consideration, transition and lease termination costs, and changes in accounts receivable, accounts payable and commissions payable.

Net cash used for investing activities was $0.7 million for the three months ended September 30, 2016, compared to $1.6 million for the three months ended September 30, 2015. Use of cash for the three months ended September 30, 2016 consisted primarily of $0.7 million of purchases of technology and equipment. Use of cash for the three months ended September 30, 2015 consisted of purchases of $1.0 million in technology and equipment and $0.7 million of payments to former shareholders of acquired operations, offset by $0.1 million of proceeds from the sale of equipment.

Net cash provided by financing activities was $0.3 million for the three months ended September 30, 2016, compared to $0.1 million for the three months ended September 30, 2015. Cash provided for the three months ended September 30, 2016 consisted of proceeds from our credit facility of $1.7 million, offset by payment of preferred stock dividends of $0.5 million, repayments of notes payable of $0.6 million, and purchases of treasury stock of $0.3 million. Cash provided for the three months ended September 30, 2015 consisted of $38.4 million of proceeds from our common stock offering, offset by repayments to our credit facility of $37.7 million, payment of preferred stock dividends of $0.5 million and payments of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding our acquisitions and potential earn-out payments, see Note 3 and Note 9 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016, and Note 3 and Note 9 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. This includes a recent upgrade to our accounting system as well as investments in our overall network infrastructure. We intend to spend in excess of $3.0 million during the fiscal year ended June 30, 2017 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

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

As of September 30, 2016, we have gross availability of $55.1 million, net of letter of credit reserves of approximately $0.4 million for approximately $43.2 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements, excluding any availability attributable to accounts receivable of SBA. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

For additional information regarding our indebtedness, see Note 6 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2016, and Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

Off Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” contained elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2016, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and our operating subsidiaries are involved in claims, proceedings and litigation, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2016. Below are some updates to legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016 and supplemented in subsequent filings with the SEC.

Ingrid Barahona v. Accountabilities, Inc. d/b/a/ Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

The parties were previously scheduled to hold a status conference regarding the case on October 31, 2016. The status conference has since been continued to December 28, 2016.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, our board of directors authorized the repurchase of up to 5,000,000 shares of our common stock through December 31, 2016. Under the stock repurchase program, we are authorized to repurchase, from time-to-time, shares of our outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. The following table sets forth information regarding our repurchases or acquisitions of common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2016 through July 31, 2016	—	$—	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	91,798	2.75	91,798	4,908,202

Total	91,798	$2.75	91,798	4,908,202

ITEM 6. EXHIBITS

Exhibit No.	Exhibit	Method of Filing

10.1	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	Filed herewith

10.2	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	Filed herewith

10.3	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	Filed herewith

10.4	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	Filed herewith

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

+ Compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 9, 2016	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+

10.2	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+

10.3	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+

10.4	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+

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

+ Compensatory plans or arrangements