Form 10-Q
period 2016-12-31
RADIANT LOGISTICS, INC
filed 2017-02-08
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

There were 48,803,249 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of February 1, 2017.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,263	$4,768
Accounts receivable, net of allowance of $1,790 and $1,806, respectively	113,085	101,035
Employee and other receivables	338	635
Income tax deposit	616	1,525
Prepaid expenses and other current assets	2,414	5,410
Total current assets	124,716	113,373

Technology and equipment, net	12,653	12,453

Acquired intangibles, net	67,833	71,941
Goodwill	62,888	62,888
Deposits and other assets	2,780	2,814
Total long-term assets	133,501	137,643
Total assets	$270,870	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$81,254	$75,071
Commissions payable	13,223	8,280
Other accrued costs	4,054	5,331
Due to former shareholders of acquired operations	—	50
Current portion of notes payable	2,406	2,416
Current portion of contingent consideration	3,279	3,387
Current portion of transition and lease termination liability	1,571	1,838
Other current liabilities	106	138
Total current liabilities	105,893	96,511

Notes payable, net of current portion	26,058	28,903
Contingent consideration, net of current portion	1,391	4,098
Transition and lease termination liability, net of current portion	384	658
Deferred rent liability	902	851
Deferred tax liability	11,984	12,525
Other long-term liabilities	746	742
Total long-term liabilities	41,465	47,777
Total liabilities	147,358	144,288

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,893,755 and 48,857,506 shares issued, and 48,801,957 and 48,857,506 shares outstanding, respectively	30	30
Additional paid-in capital	115,000	114,392
Treasury stock, at cost, 91,798 and 0 shares, respectively	(253)	—
Deferred compensation	—	(1)
Retained earnings	8,030	4,581
Accumulated other comprehensive income	638	98
Total Radiant Logistics, Inc. stockholders’ equity	123,446	119,101
Non-controlling interest	66	80
Total stockholders’ equity	123,512	119,181
Total liabilities and stockholders’ equity	$270,870	$263,469

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues	$198,881	$206,322	$394,014	$421,817
Cost of transportation	148,757	158,726	294,881	323,508
Net revenues	50,124	47,596	99,133	98,309

Operating partner commissions	22,957	21,691	46,308	43,989
Personnel costs	12,954	13,279	25,732	27,722
Selling, general and administrative expenses	5,569	6,629	11,350	13,092
Depreciation and amortization	3,028	3,119	6,034	6,224
Transition and lease termination costs	385	1,157	862	4,320
Impairment of acquired intangible assets	—	3,680	—	3,680
Change in contingent consideration	806	598	1,056	186
Total operating expenses	45,699	50,153	91,342	99,213

Income (loss) from operations	4,425	(2,557)	7,791	(904)

Other income (expense):
Interest income	6	8	11	14
Interest expense	(620)	(1,318)	(1,259)	(2,735)
Foreign exchange gain	188	218	388	469
Other	116	24	310	119
Total other expense:	(310)	(1,068)	(550)	(2,133)

Income (loss) before income tax expense	4,115	(3,625)	7,241	(3,037)

Income tax benefit (expense)	(1,489)	1,628	(2,741)	1,394

Net income (loss)	2,626	(1,997)	4,500	(1,643)
Less: Net income attributable to non-controlling interest	(16)	(19)	(28)	(34)

Net income (loss) attributable to Radiant Logistics, Inc.	2,610	(2,016)	4,472	(1,677)
Less: Preferred stock dividends	(511)	(511)	(1,023)	(1,023)

Net income (loss) attributable to common stockholders	$2,099	$(2,527)	$3,449	$(2,700)

Other comprehensive income (loss):
Foreign currency translation gain	317	566	540	1,422
Comprehensive income (loss)	$2,416	$(1,961)	$3,989	$(1,278)

Net income (loss) per common share - basic and diluted	$0.04	$(0.05)	$0.07	$(0.06)

Weighted average shares outstanding:
Basic shares	48,789,684	48,732,762	48,825,598	48,054,100
Diluted shares	49,799,686	48,732,762	49,667,041	48,054,100

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Earnings	Income	Interest	Equity
Balance as of June 30, 2016	839,200	$1	48,857,506	$30	$114,392	$—	$(1)	$4,581	$98	$80	$119,181
Repurchase of common stock	—	—	(91,798)		—	(253)	—	—	—	—	(253)
Share-based compensation	—	—	—	—	659	—	—	—	—	—	659
Amortization of deferred compensation	—	—	—	—	—	—	1	—	—	—	1
Cashless exercise of stock options	—	—	36,249	—	(51)	—	—	—	—	—	(51)
Preferred dividends paid	—	—	—	—	—	—	—	(1,023)	—	—	(1,023)
Distribution to non- controlling interest	—	—	—	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	—	—	4,472	—	28	4,500
Comprehensive income	—	—	—	—	—	—	—	—	540	—	540
Balance as of December 31, 2016	839,200	$1	48,801,957	$30	$115,000	$(253)	$—	$8,030	$638	$66	$123,512

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six Months Ended December 31,
	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$4,500	$(1,643)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	660	758
amortization of intangibles	4,157	4,412
depreciation and leasehold amortization	1,877	1,812
deferred income tax benefit	(658)	(2,307)
amortization of loan fees	159	201
change in contingent consideration	1,056	186
loss on impairment of acquired intangible assets	—	3,680
transition and lease termination costs	44	2,942
loss on disposal of technology and equipment	4	111
change in (recovery of) provision for doubtful accounts	(17)	268
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(12,586)	17,485
employee and other receivables	297	(13)
income tax deposit	939	(2,569)
prepaid expenses, deposits and other assets	2,912	2,502
accounts payable and accrued transportation costs	6,592	(10,900)
commissions payable	4,944	2,055
other accrued costs	(1,248)	(2,270)
other liabilities	2	(137)
deferred rent liability	57	(206)
payment of contingent consideration	(425)	(15)
transition and lease termination liability	(530)	(682)
Net cash provided by operating activities	12,736	15,670

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition during the fiscal year	(50)	(800)
Purchases of technology and equipment	(2,184)	(2,396)
Proceeds from sale of technology and equipment	52	152
Payments to former shareholders of acquired operations	(50)	(684)
Net cash used for investing activities	(2,232)	(3,728)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Repayments to credit facility, net of credit fees	(979)	(34,706)
Repayments of notes payable	(1,166)	(85)
Proceeds from stock offering, net of offering costs	—	38,430
Purchases of treasury stock	(253)	—
Payments of contingent consideration	(3,446)	(1,454)
Payment of preferred stock dividends	(1,023)	(1,023)
Distribution to non-controlling interest	(42)	(48)
Payments of employee tax withholdings related to cashless stock option exercises	(51)	(104)
Tax benefit from exercise of stock options	—	60
Net cash provided by (used for) financing activities	(6,960)	1,070

Effect of exchange rate changes on cash and cash equivalents	(49)	(154)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,495	12,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,768	7,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,263	$20,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,503	$2,058
Interest paid	$1,112	$2,622

(continued)

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

Supplemental disclosure of non-cash investing and financing activities:

In December 2015, the Company issued 7,385 shares of common stock at a fair value of $4.23 per share in satisfaction of $31 of the Copper Logistics, Incorporated purchase price, resulting in an increase to common stock and an increase to additional paid-in capital of $31.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying condensed consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $10,615 and $4,434 as of December 31, 2016 and June 30, 2016, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would have performed a two-step impairment test for goodwill. The first step requires the Company to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of December 31, 2016, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2016.

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

(In thousands)
2017 (remaining portion)	$2,323
2018	4,219
2019	3,643
2020	3,270
2021	2,295
Thereafter	979

Total minimum lease payments	$16,729

Rent expense amounted to $1,178 and $2,395 for the three and six months ended December 31, 2016, respectively, and $1,194 and $2,422 for the three and six months ended December 31, 2015, respectively

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which the Company no longer intends to receive any economic benefit. A liability is recorded when the Company ceases to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Transition costs consist of non-recurring personnel costs that will be eliminated in connection with the winding-down of the historical back-office of Service by Air, Inc. (“SBA”) and other operating locations.

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2016	$1,815	$681	$—	$2,496
Lease termination and transitions costs	26	18	818	862
Payments and other	(524)	(61)	(818)	(1,403)

Balance as of December 31, 2016	$1,317	$638	$—	$1,955

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $186 and $368 for the three and six months ended December 31, 2016, respectively, and $153 and $299 for the three and six months ended December 31, 2015, respectively.

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

The Company has issued restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans.

The Company recorded share-based compensation expense of $329 and $660 for the three and six months ended December 31, 2016, respectively, and $368 and $758 for the three and six months ended December 31, 2015, respectively.

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

For the three months ended December 31, 2016, the weighted average outstanding number of potentially dilutive common shares totaled 49,799,686 shares of common stock, including unvested restricted stock awards and options to purchase 3,695,826 shares of common stock as of December 31, 2016, of which 2,048,574 were excluded as their effect would have been antidilutive. For the three months ended December 31, 2015, the weighted average outstanding number of dilutive common shares totaled 48,732,762 shares of common stock. Unvested restricted stock awards and options to purchase 4,519,086 shares of common stock were excluded from the diluted income per share for the three months ended December 31, 2015 as there was a net loss in the period and their effect would have been antidilutive.

For the six months ended December 31, 2016, the weighted average outstanding number of potentially dilutive common shares totaled 49,667,041 shares of common stock, including unvested restricted stock awards and options to purchase 3,695,826 shares of common stock as of December 31, 2016, of which 2,139,846 were excluded as their effect would have been antidilutive. For the six months ended December 31, 2015, the weighted average outstanding number of dilutive common shares totaled 48,054,100 shares of common stock. Unvested restricted stock awards and options to purchase 4,519,086 shares of common stock were excluded from the diluted income per share for the six months ended December 31, 2015 as there was a net loss in the period and their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Weighted average basic shares outstanding	48,789,684	48,732,762	48,825,598	48,054,100
Dilutive effect of share-based awards	1,010,002	—	841,443	—

Weighted average dilutive shares outstanding	49,799,686	48,732,762	49,667,041	48,054,100

r)	Foreign Currency Translation

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

Certain amounts for prior periods have been reclassified in the Company’s condensed consolidated financial statements to conform to the classification used in fiscal year.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other, to supersede the current guidance by replacing the current two-step impairment test with a one-step impairment test. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to address eight specific cash flow issues to reduce existing divergence in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company elected early adoption as of July 1, 2016, applied on a retrospective basis. The primary impact to the Company from this ASU is: 1) cash payments for debt prepayment or debt extinguishment are classified as cash outflows for financing activities; 2) cash payments made soon after an acquisition are classified as cash outflows for investing activities. Cash payments made after a business combination up to the amount of contingent consideration initially recorded are classified as cash outflows for financing activities. Any payments in excess of the amount initially recorded are classified as cash outflows from operating activities. For the six months ended December 31, 2016, there was a reclassification of $15 from payments of contingent consideration from financing activities to operating activities.

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

The results of operations for the business acquired are included in the financial statements as of the date of purchase.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	December 31,	June 30,
	2016	2016
Computer software	$10,392	$8,596
Trailers and related equipment	4,771	4,890
Leasehold improvements	1,652	1,648
Computer equipment	1,625	1,416
Office and warehouse equipment	868	794
Furniture and fixtures	588	581

	19,896	17,925
Less: Accumulated depreciation and amortization	(7,243)	(5,472)

	$12,653	$12,453

Depreciation and amortization expense related to technology and equipment was $945 and $1,877 for the three and six months ended December 31, 2016, respectively, and $901 and $1,812 for the three and six months ended December 31, 2015, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	December 31,	June 30,	Weighted- Average
	2016	2016	Life
Customer related	$85,874	$85,824	7.6 years
Trade names and trademarks	14,069	14,069	13.3 years
Covenants not to compete	740	740	1.6 years

	100,683	100,633
Less: Accumulated amortization	(32,850)	(28,692)

	$67,833	$71,941

Amortization expense amounted to $2,083 and $4,157 for the three and six months ended December 31, 2016, respectively, and $2,218 and $4,412 for the three and six months ended December 31, 2015, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$4,146
2018	8,245
2019	8,201
2020	8,089
2021	8,026
Thereafter	31,126

$67,833

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

(In thousands)	December 31,	June 30,
	2016	2016
Long-term Credit Facility	$8,719	$9,766
Senior Secured Loan	20,196	22,081
Other notes payable	244	338
Less: Loan issuance costs	(695)	(866)

Total notes payable	28,464	31,319
Less: Current portion	(2,406)	(2,416)

Total notes payable, net of current portion	$26,058	$28,903

Future maturities of notes payable and other long-term debt for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$1,186
2018	2,431
2019	11,161
2020	2,610
2021	2,788
Thereafter	8,983

$29,159

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2016, the Company was in compliance with all of its covenants.

As of December 31, 2016, based on available collateral and $0.3 million in outstanding letter of credit commitments, there was $55.9 million available for borrowing under the Credit Facility.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of December 31, 2016, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

The Company has 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”), which have a liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of December 31, 2016, the Company was in compliance with this ratio.

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

For the six months ended December 31, 2016, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.218750 per share, totaling $1,023.

Common Stock

In January 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under the stock repurchase program, the Company was authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program did not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 91,798 shares of its common stock at an average cost of $2.75 per share for an aggregate cost of $253 for the six months ended December 31, 2016. Prior to this fiscal year, there were no purchases of common stock executed under the repurchase program.

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered “variable interest entities.” RLP qualifies as a variable interest entity and is included in the Company’s condensed consolidated financial statements.

RLP recorded $27 and $46 in profits, of which RCP’s distributable share was $16 and $28 for the three and six months ended December 31, 2016, respectively. RLP recorded $31 and $56 in profits, of which RCP’s distributable share was $19 and $34 for the three and six months ended December 31, 2015, respectively. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of December 31, 2016
	Level 3	Total
Contingent consideration	$4,670	$4,670

	Fair Value Measurements as of June 30, 2016
	Level 3	Total
Contingent consideration	$7,485	$7,485

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $806 and $1,056 for the three and six months ended December 31, 2016, respectively, and an increase of $598 and $186 for the three and six months ended December 31, 2015, respectively. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $14,428, through earn-out periods measured through November 2019, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $689.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2016	$7,485
Contingent consideration paid	(3,871)
Change in fair value	1,056

Balance as of December 31, 2016	$4,670

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Current income tax expense	$1,725	$244	$3,399	$913
Deferred income tax benefit	(236)	(1,872)	(658)	(2,307)

Income tax expense (benefit)	$1,489	$(1,628)	$2,741	$(1,394)

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

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company grants restricted stock awards and restricted stock units. The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction and generally vest ratably over a five year period. The Company began granting restricted stock units to certain employees in October 2016. One unit is equivalent to one share of common stock. The restricted stock units generally vest after three years. The Company recognized share-based compensation expense related to stock awards of $47 for each of the three and six months ended December 31, 2016, respectively, and $1 and $3 for each of the three and six months ended December 31, 2015, respectively.

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of June 30, 2016	1,078	$1.62
Vested	(1,078)	1.62
Granted	268,936	2.83
Forfeited	(2,771)	2.75

Balance as of December 31, 2016	266,165	$2.83

Stock Options

The Company recognized share-based compensation expense related to stock options of $282 and $612 for the three and six months ended December 31, 2016, respectively, and $367 and $756 for the three and six months ended December 31, 2015, respectively. The aggregate intrinsic value of options exercised was $172 and $270 for the three and six months ended December 31, 2016, respectively, and $46 and $327 for the three and six months ended December 31, 2015, respectively.

During the six months ended December 31, 2016, the weighted average fair value per share of employee stock options granted was $1.52. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended December 31, 2016
Risk-free interest rate	1.15%
Expected term	6.5 years
Expected volatility	48.02%
Expected dividend yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2016	3,855,290	$2.95	6.95	$2,530
Granted	150,000	3.16	10.00	—
Exercised	(108,196)	1.60	—	—
Forfeited	(201,268)	4.03	—	—

Outstanding as of December 31, 2016	3,695,826	$2.93	6.69	$4,449

Exercisable as of December 31, 2016	1,841,753	$2.19	5.38	$3,342

NOTE 12 – CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business, some of which are in the very early stages of litigation and therefore difficult to judge their potential materiality. For those claims for which the Company can judge the materiality, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material litigation is as follows.

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record; (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (iv) Plaintiff has indicated her desire to resolve this matter through a mediated settlement. Plaintiff admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities, and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which was continued until January 2017 so the parties could attempt to obtain the necessary documents. While Radiant has made progress in obtaining documents and records, such documents and records are incomplete in certain respects and the parties continue to dispute whether such complete records exist. The court set another status conference for March 29, 2017 to, among other things, review the status of documents and determine whether discovery should continue. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

A mediation took place in early 2016 and the parties were unable to come to a resolution. Subsequent to the mediation, the Company filed a Motion for Summary Judgment with the Court on the basis that the claim is time barred. Additionally, the Court, of its own accord, asked the parties for briefing on the subject of “Jurisdiction.”

On January 4, 2017, the parties entered into a Settlement Agreement and Mutual Release, pursuant to which the Company and its co-defendants agreed to pay the Plaintiff the aggregate amount of approximately $0.1 million, which was covered under our insurance policy, and the parties agreed to release all claims related to the lawsuit. The Court accepted the settlement and the case has been dismissed with prejudice.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2017 (remaining)	2018	2019	2020	Total
Earn-out payments:
Cash	$875	$2,216	$287	$123	$3,501
Equity	292	893	96	41	1,322

Total estimated earn-out payments (1)	$1,167	$3,109	$383	$164	$4,823

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in common stock.

NOTE 13 – OPERATING AND SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company has two operating segments: United States and Canada. Immaterial operations outside of the United States and Canada are reported in the United States segment.

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

Three Months Ended December 31, 2016 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$175,211	$25,096	$(1,426)	$198,881
Net revenues	44,778	5,346	—	50,124
Income (loss) from operations	7,116	1,623	(4,314)	4,425
Other income (expense)	251	52	(613)	(310)
Income (loss) before income tax expense	7,367	1,675	(4,927)	4,115
Depreciation and amortization	605	156	2,267	3,028
Technology and equipment, net	10,391	1,350	912	12,653
Goodwill	42,984	19,904	—	62,888

Three Months Ended December 31, 2015 (in thousands):
Revenues	$180,141	$27,358	$(1,177)	$206,322
Net revenues	42,568	5,028	—	47,596
Income (loss) from operations	4,584	1,058	(8,199)	(2,557)
Other income (expense)	266	(24)	(1,310)	(1,068)
Income (loss) before income tax expense	4,850	1,034	(9,509)	(3,625)
Depreciation and amortization	1,296	182	1,641	3,119
Technology and equipment, net	10,038	1,634	1,641	13,313
Goodwill	43,215	19,904	—	63,119

Six Months Ended December 31, 2016 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$346,890	$49,898	$(2,774)	$394,014
Net revenues	88,974	10,159	—	99,133
Income (loss) from operations	13,706	2,562	(8,477)	7,791
Other income (expense)	597	101	(1,248)	(550)
Income (loss) before income tax expense	14,303	2,663	(9,725)	7,241
Depreciation and amortization	1,191	320	4,523	6,034
Technology and equipment, net	10,391	1,350	912	12,653
Goodwill	42,984	19,904	—	62,888

Six Months Ended December 31, 2015 (in thousands):
Revenues	$369,454	$55,002	$(2,639)	$421,817
Net revenues	88,452	9,857	—	98,309
Income (loss) from operations	12,536	(631)	(12,809)	(904)
Other income (expense)	371	216	(2,720)	(2,133)
Income (loss) before income tax expense	12,907	(415)	(15,529)	(3,037)
Depreciation and amortization	1,670	354	4,200	6,224
Technology and equipment, net	10,038	1,634	1,641	13,313
Goodwill	43,215	19,904	—	63,119

The Company’s revenue generated within the United States consists of any shipment whose origin and destination is within the United States. The following data presents the Company’s revenue generated from shipments to and from the United States and all other countries, which is determined based upon the location of a shipment’s initiation and destination points:

(in thousands)	United States		Other Countries		Total
Three Months Ended December 31:	2016	2015	2016	2015	2016	2015
Revenue	$117,834	$116,618	$81,047	$89,704	$198,881	$206,322
Cost of transportation	84,980	93,647	63,777	65,079	148,757	158,726

Net revenue	$32,854	$22,971	$17,270	$24,625	$50,124	$47,596

	United States		Other Countries		Total
Six Months Ended December 31:	2016	2015	2016	2015	2016	2015
Revenue	$236,576	$242,809	$157,438	$179,008	$394,014	$421,817
Cost of transportation	172,399	194,457	122,482	129,051	294,881	323,508

Net revenue	$64,177	$48,352	$34,956	$49,957	$99,133	$98,309

NOTE 14 – SUBSEQUENT EVENT

On January 13, 2017, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on January 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2016. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of over 100 operating locations across North America, as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network including 18 Company-owned offices. As a third party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines, in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less-than-truckload (“LTL”) services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage and materials management and distribution solutions to complement our core transportation service offering.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring critical mass from a geographic and/or purchasing power standpoint along with complementary service offerings to our current platform. As we continue to grow and scale our business, we believe that we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In addition, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization.

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

Results of Operations

Three months ended December 31, 2016 and 2015 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the three months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$142,906	$423	$—	$143,329	$143,749	$1,030	$(120)	$144,659
Brokerage	31,317	23,740	(1,426)	53,631	35,238	25,517	(1,057)	59,698
	174,223	24,163	(1,426)	196,960	178,987	26,547	(1,177)	204,357

Cost of transportation
Forwarding	101,781	242	—	102,023	105,302	868	(120)	106,050
Brokerage	28,652	19,508	(1,426)	46,734	32,271	21,462	(1,057)	52,676
	130,433	19,750	(1,426)	148,757	137,573	22,330	(1,177)	158,726

Net transportation revenue
Forwarding	41,125	181	—	41,306	38,447	162	—	38,609
Brokerage	2,665	4,232	—	6,897	2,967	4,055	—	7,022
	43,790	4,413	—	48,203	41,414	4,217	—	45,631
Net transportation margins	25.1%	18.3%		24.5%	23.1%	15.9%		22.3%

Other value-added services	988	933	—	1,921	1,154	811	—	1,965
Net revenues	$44,778	$5,346	$—	$50,124	$42,568	$5,028	$—	$47,596

Forwarding revenue was $143.3 million and $144.7 million for the three months ended December 31, 2016 and 2015, respectively. The decrease of $1.4 million, or 1.0%, is primarily attributable to reduced customer pricing driven principally by the impact of excess transportation capacity in the marketplace, partially offset by increased shipments and revenues by certain Company-owned locations and strategic operating partners. Forwarding net transportation revenue was $41.3 million and $38.6 million for three months ended December 31, 2016 and 2015, respectively. Although overall revenues decreased, net revenues increased and net forwarding transportation margins increased from 26.7% to 28.8% over the comparable prior year period, primarily due to product mix and lower costs of purchased transportation.

Brokerage revenue was $53.6 million and $59.7 for the three months ended December 31, 2016 and 2015, respectively. The decrease of $6.1 million, or 10.2%, is primarily attributable to general softness in the brokerage markets. Brokerage net transportation revenue was $6.9 million and $7.0 million for the three months ended December 31, 2016 and 2015, respectively. Net brokerage transportation margins increased from 11.8% to 12.9% over the comparable prior year period, primarily as a result of lower costs of purchased transportation.

Other value added services were $1.9 million for the three months ended December 31, 2016, compared to $2.0 million for the comparable prior year period.

The following table compares condensed consolidated statements of operations data by operating segment for the three months ended December 31, 2016 and 2015 (in thousands):

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$44,778	$5,346	$—	$50,124	$42,568	$5,028	$—	$47,596

Operating partner commissions	22,957	—	—	22,957	21,691	—	—	21,691
Personnel costs	9,623	2,602	729	12,954	9,896	2,611	772	13,279
Selling, general and administrative expenses	4,092	965	512	5,569	3,944	1,177	1,508	6,629
Depreciation and amortization	605	156	2,267	3,028	1,296	182	1,641	3,119
Transition and lease termination costs	385	—	—	385	1,157	—	—	1,157
Impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Change in contingent consideration	—	—	806	806	—	—	598	598

Total operating expenses	37,662	3,723	4,314	45,699	37,984	3,970	8,199	50,153

Income (loss) from operations	7,116	1,623	(4,314)	4,425	4,584	1,058	(8,199)	(2,557)
Other income (expense)	251	52	(613)	(310)	266	(24)	(1,310)	(1,068)

Income (loss) before income tax expense	7,367	1,675	(4,927)	4,115	4,850	1,034	(9,509)	(3,625)
Income tax benefit (expense)	—	—	(1,489)	(1,489)	—	—	1,628	1,628

Net income (loss)	7,367	1,675	(6,416)	2,626	4,850	1,034	(7,881)	(1,997)
Less: Net income attributable to non-controlling interest	(16)	—	—	(16)	(19)	—	—	(19)

Net income (loss) attributable to Radiant Logistics, Inc.	7,351	1,675	(6,416)	2,610	4,831	1,034	(7,881)	(2,016)
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$7,351	$1,675	$(6,927)	$2,099	$4,831	$1,034	$(8,392)	$(2,527)

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
Operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.3%	0.0%	N/A	45.8%	51.0%	0.0%	N/A	45.6%
Personnel costs	21.5%	48.7%	N/A	25.8%	23.2%	51.9%	N/A	27.9%
Selling, general and administrative expenses	9.1%	18.1%	N/A	11.1%	9.3%	23.4%	N/A	13.9%

Operating partner commissions increased $1.3 million, or 5.8%, to $23.0 million for the three months ended December 31, 2016 primarily due to higher commissions resulting from increases in net revenues from strategic operating partners. Operating partner commissions as a percentage of net revenue increased to 45.8% for the three months ended December 31, 2016, from 45.6% for the comparable prior year period.

Personnel costs decreased $0.3 million, or 2.4%, to $13.0 million for the three months ended December 31, 2016. The decrease is attributable to workforce reduction at On Time Express, Inc. (“On Time”) made in connection with the loss of a significant customer in the prior fiscal year, and a reduction in headcount due to a consolidation of operating locations. Personnel costs as a percentage of net revenue decreased to 25.8% for the three months ended December 31, 2016, from 27.9% for the comparable prior year period.

Selling, general and administrative (“SG&A”) costs decreased $1.0 million, or 16.0%, to $5.6 million for the three months ended December 31, 2016. The decrease is primarily due to decreases in professional services costs associated with litigation and our recent acquisitions. SG&A as a percentage of net revenue decreased to 11.1% for the three months ended December 31, 2016, from 13.9% for the comparable prior year period.

Depreciation and amortization costs decreased $0.1 million, or 2.9%, to $3.0 million for the three months ended December 31, 2016.

Transition and lease termination costs decreased $0.8 million, or 66.7%, to $0.4 million for the three months ended December 31, 2016. The current period amounts primarily represent non-recurring personnel costs for Service by Air, Inc. (“SBA”) that are being eliminated in connection with the winding down of SBA’s historical back-office operations.

Impairment of acquired intangible assets in the comparable prior year period is attributable to the customer related intangibles associated with On Time.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $0.2 million, or 34.8%, to $0.8 million for the three months ended December 31, 2016. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $0.8 million, or 71.0%, to $0.3 million for the three months ended December 31, 2016. The decrease is primarily due to lower interest expense following the retirement of debt used to acquire Wheels.

Our change in net income (loss) was driven principally by increased net revenues, decreased operating and interest expenses compared to the comparable prior year period, offset by an increase in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2016 and 2015 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$44,778	$5,346	$—	$50,124	$42,568	$5,028	$—	$47,596

Net income (loss) attributable to common stockholders	$7,351	$1,675	$(6,927)	$2,099	$4,831	$1,034	$(8,392)	$(2,527)
Less: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	7,351	1,675	(6,416)	2,610	4,831	1,034	(7,881)	(2,016)

Income tax expense (benefit)	—	—	1,489	1,489	—	—	(1,628)	(1,628)
Depreciation and amortization	605	156	2,267	3,028	1,296	182	1,641	3,119
Net interest expense	—	—	614	614	—	—	1,310	1,310

EBITDA	7,956	1,831	(2,046)	7,741	6,127	1,216	(6,558)	785

Share-based compensation	240	2	87	329	206	63	99	368
Change in contingent consideration	—	—	806	806	—	—	598	598
Acquisition related costs	—	—	71	71	—	8	435	443
Legal costs	—	—	77	77	—	—	391	391
Non-recurring costs	—	—	8	8	—	—	56	56
Transition and lease termination costs	22	—	—	22	49	—	—	49
Loss on impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Foreign exchange gain	(135)	(53)	—	(188)	(244)	26	—	(218)

Adjusted EBITDA	8,083	1,780	(997)	8,866	6,138	1,313	(1,299)	6,152
Transition costs	363	—	—	363	737	—	—	737
Normalized Adjusted EBITDA	$8,446	$1,780	$(997)	$9,229	$6,875	$1,313	$(1,299)	$6,889
Adjusted EBITDA as a % of Net Revenues	18.1%	33.3%		17.7%	14.4%	26.1%		12.9%
Normalized Adjusted EBITDA as a % of Net Revenues	18.9%	33.3%		18.4%	16.2%	26.1%		14.5%

Six months ended December 31, 2016 and 2015 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the six months ended December 31, 2016 and 2015 (in thousands):

	Six Months Ended December 31, 2016				Six Months Ended December 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$281,625	$1,438	$(64)	$282,999	$293,792	$2,239	$(180)	$295,851
Brokerage	63,175	46,772	(2,710)	107,237	73,194	51,233	(2,459)	121,968
	344,800	48,210	(2,774)	390,236	366,986	53,472	(2,639)	417,819

Cost of transportation
Forwarding	199,992	1,090	(64)	201,018	214,102	1,877	(180)	215,799
Brokerage	57,924	38,649	(2,710)	93,863	66,900	43,268	(2,459)	107,709
	257,916	39,739	(2,774)	294,881	281,002	45,145	(2,639)	323,508

Net transportation revenue
Forwarding	81,633	348	—	81,981	79,690	362	—	80,052
Brokerage	5,251	8,123	—	13,374	6,294	7,965	—	14,259
	86,884	8,471	—	95,355	85,984	8,327	—	94,311
Net transportation margins	25.2%	17.6%	0.0%	24.4%	23.4%	15.6%	0.0%	22.6%

Other value-added services	2,090	1,688	—	3,778	2,468	1,530	—	3,998
Net revenues	$88,974	$10,159	$—	$99,133	$88,452	$9,857	$—	$98,309

Forwarding revenue was $283.0 million and $295.9 million for the six months ended December 31, 2016 and 2015, respectively. The decrease of $12.9 million, or 4.4%, is primarily attributable to reduced customer pricing driven principally by the impact of excess transportation capacity in the marketplace, partially offset by increased shipments and revenues by certain Company-owned locations and strategic operating partners. Forwarding net transportation revenue was $82.0 million and $80.1 million for the six months ended December 31, 2016 and 2015, respectively. Although overall revenues decreased, net revenues increased and net forwarding transportation margins increased from 27.1% to 29.0% over the comparable prior year period, primarily due to product mix and lower costs of purchased transportation.

Brokerage revenue was $107.2 million and $122.0 million for the six months ended December 31, 2016 and 2015, respectively. The decrease of $14.8 million, or 12.1%, is primarily attributable to general softness in the brokerage markets. Brokerage net transportation revenue was $13.4 million and $14.3 for the six months ended December 31, 2016 and 2015, respectively. Net brokerage transportation margins increased from 11.7% to 12.5% over the comparable prior year period, primarily as a result of lower costs of purchased transportation.

Other value added services were $3.8 million for the six months ended December 31, 2016 compared to $4.0 million for the comparable prior year period.

The following table compares condensed consolidated statements of operations data by operating segment for the six months ended December 31, 2016 and 2015 (in thousands):

	Six Months Ended December 31, 2016				Six Months Ended December 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$88,974	$10,159	$—	$99,133	$88,452	$9,857	$—	$98,309

Operating partner commissions	46,308	—	—	46,308	43,989	—	—	43,989
Personnel costs	19,056	5,229	1,447	25,732	20,536	5,545	1,641	27,722
Selling, general and administrative expenses	7,851	2,048	1,451	11,350	7,397	2,593	3,102	13,092
Depreciation and amortization	1,191	320	4,523	6,034	1,670	354	4,200	6,224
Transition and lease termination costs	862	—	—	862	2,324	1,996	—	4,320
Impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Change in contingent consideration	—	—	1,056	1,056	—	—	186	186

Total operating expenses	75,268	7,597	8,477	91,342	75,916	10,488	12,809	99,213

Income (loss) from operations	13,706	2,562	(8,477)	7,791	12,536	(631)	(12,809)	(904)
Other income (expense)	597	101	(1,248)	(550)	371	216	(2,720)	(2,133)

Income (loss) before income tax expense	14,303	2,663	(9,725)	7,241	12,907	(415)	(15,529)	(3,037)
Income tax benefit (expense)	—	—	(2,741)	(2,741)	—	—	1,394	1,394

Net income (loss)	14,303	2,663	(12,466)	4,500	12,907	(415)	(14,135)	(1,643)
Less: Net income attributable to non-controlling interest	(28)	—	—	(28)	(34)	—	—	(34)

Net income (loss) attributable to Radiant Logistics, Inc.	14,275	2,663	(12,466)	4,472	12,873	(415)	(14,135)	(1,677)
Less: Preferred stock dividends	—	—	(1,023)	(1,023)	—	—	(1,023)	(1,023)

Net income (loss) attributable to common stockholders	$14,275	$2,663	$(13,489)	$3,449	$12,873	$(415)	$(15,158)	$(2,700)

	Six Months Ended December 31, 2016				Six Months Ended December 31, 2015
Operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	52.0%	0.0%	N/A	46.7%	49.7%	0.0%	N/A	44.7%
Personnel costs	21.4%	51.5%	N/A	26.0%	23.2%	56.3%	N/A	28.2%
Selling, general and administrative expenses	8.8%	20.2%	N/A	11.4%	8.4%	26.3%	N/A	13.3%

Operating partner commissions increased $2.3 million, or 5.3%, to $46.3 million for the six months ended December 31, 2016 due primarily to increased commissions resulting from increases in net revenues from strategic operating partners. Operating partner commissions as a percentage of net revenue increased to 46.7% for the six months ended December 31, 2016, from 44.7% for the comparable prior year period.

Personnel costs decreased $2.0 million, or 7.2%, to $25.7 million for the six months ended December 31, 2016. The decrease is attributable to workforce reduction at On Time made in connection with the loss of a significant customer in the prior fiscal year, and a reduction in headcount due to a consolidation of operating locations. Personnel costs as a percentage of net revenue decreased to 26.0% for the six months ended December 31, 2016, from 28.2% for the comparable prior year period.

SG&A costs decreased $1.7 million, or 13.3%, to $11.4 million for the six months ended December 31, 2016. The decrease is primarily due to decreases in professional services costs associated with litigation and our recent acquisitions. SG&A as a percentage of net revenue decreased to 11.4% for the six months ended December 31, 2016 from 13.3% for the comparable prior year period.

Depreciation and amortization costs decreased $0.2 million, or 3.1%, to $6.0 million for the six months ended December 31, 2016.

Impairment of acquired intangible assets in the comparable prior year period is attributable to the customer related intangibles associated with On Time.

Transition and lease termination costs decreased $3.4 million, or 80.0%, to $0.9 million for the six months ended December 31, 2016. The current period amounts primarily represent non-recurring personnel costs for SBA that are being eliminated in connection with the winding down of SBA’s historical back-office operations. The comparable prior period consists of consolidation efforts in the Toronto and New York facilities, as well as non-recurring personnel costs for SBA.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $0.9 million, to $1.1 million for the six months ended December 31, 2016. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $1.5 million, or 74.2%, to $0.6 million for the six months ended December 31, 2016. The decrease is primarily due to lower interest expense following the retirement of debt used to acquire Wheels.

Our change in net income (loss) was driven principally by increased net revenues, decreased operating and interest expenses compared to the comparable prior year period, offset by an increase in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2016 and 2015 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six Months Ended December 31, 2016				Six Months Ended December 31, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$88,974	$10,159	$—	$99,133	$88,452	$9,857	$—	$98,309

Net income (loss) attributable to common stockholders	$14,275	$2,663	$(13,489)	$3,449	$12,873	$(415)	$(15,158)	$(2,700)
Less: Preferred stock dividends	—	—	1,023	1,023	—	—	1,023	1,023
Net income (loss) attributable to Radiant Logistics, Inc.	14,275	2,663	(12,466)	4,472	12,873	(415)	(14,135)	(1,677)

Income tax expense (benefit)	—	—	2,741	2,741	—	—	(1,394)	(1,394)
Depreciation and amortization	1,191	320	4,523	6,034	1,670	354	4,200	6,224
Net interest expense	—	—	1,248	1,248	—	—	2,721	2,721

EBITDA	15,466	2,983	(3,954)	14,495	14,543	(61)	(8,608)	5,874

Share-based compensation	460	2	198	660	405	126	227	758
Change in contingent consideration	—	—	1,056	1,056	—	—	186	186
Acquisition related costs	—	—	216	216	—	286	1,127	1,413
Legal costs	—	—	113	113	—	—	682	682
Non-recurring costs	—	—	14	14	—	—	105	105
Lease termination costs	25	—	—	25	225	1,882	—	2,107
Loss on impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Foreign exchange gain	(293)	(95)	—	(388)	(259)	(210)	—	(469)

Adjusted EBITDA	15,658	2,890	(2,357)	16,191	14,914	2,023	(2,601)	14,336
Transition costs	818	—	—	818	1,378	—	—	1,378
Normalized adjusted EBITDA	$16,476	$2,890	$(2,357)	$17,009	$16,292	$2,023	$(2,601)	$15,714
Adjusted EBITDA as a % of Net Revenues	17.6%	28.4%		16.3%	16.9%	20.5%		14.6%
Normalized Adjusted EBITDA as a % of Net Revenues	18.5%	28.4%		17.2%	18.4%	20.5%		16.0%

Liquidity and Capital Resources

Net cash provided by operating activities was $12.7 million for the six months ended December 31, 2016, compared to $15.7 million for the six months ended December 31, 2015. The change was principally driven by our net income adjusted for deferred income taxes, contingent consideration, impairment of acquired intangible assets, transition and lease termination costs, and changes in accounts receivable, accounts payable and commissions payable.

Net cash used for investing activities was $2.2 million for the six months ended December 31, 2016, compared to $3.7 million for the six months ended December 31, 2015. Use of cash for the six months ended December 31, 2016 consisted primarily of $2.2 million of purchases of technology and equipment. Use of cash for the six months ended December 31, 2015 consisted of purchases of $2.4 million in technology and equipment, $0.8 million for an acquisition, and $0.7 million of payments to former shareholders of acquired operations, offset by $0.2 million of proceeds from the sale of equipment.

Net cash used for financing activities was $7.0 million for the six months ended December 31, 2016, compared to cash provided of $1.1 million for the six months ended December 31, 2015. Cash used for the six months ended December 31, 2016 consisted of repayments to our credit facility of $1.0 million, repayments of notes payable of $1.2 million, payment of contingent consideration to former shareholders of acquired operations of $3.4 million, payment of preferred stock dividends of $1.0 million, purchases of treasury stock of $0.3 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million. Cash provided for the six months ended December 31, 2015 consisted of $38.4 million of proceeds from our common stock offering, offset by repayments to our credit facility of $34.7 million, payment of contingent consideration to former shareholders of acquired operations of $1.5 million, payment of preferred stock dividends of $1.0 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million.

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

The co-borrowers of the Senior Credit Facility include the following: (i) with respect to U.S. obligations under the Senior Credit Facility, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Bluenose Finance LLC, Wheels MSM US, Inc., Service By Air, Inc., Highways and Skyways, Inc., and Radiant Trade Services, Inc.; and (ii) with respect to Canadian obligations under the Senior Credit Facility, Radiant Global Logistics, Ltd., Wheels Group Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc. and Wheels Associate Carriers Inc. As co-borrowers under the Senior Credit Facility, the accounts receivable of the foregoing entities are eligible for inclusion within the overall borrowing base of the Company and all borrowers are responsible for repayment of the debt associated with applicable advances (U.S. or Canadian) under the Senior Credit Facility. In addition, we and our U.S. subsidiaries guarantee both the U.S. and Canadian obligations under the Senior Credit Facility, while our Canadian subsidiaries guarantee only the Canadian obligations under the Senior Credit Facility.

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

As of December 31, 2016, we have gross availability of $64.9 million, net of $8.7 million in advances and letter of credit reserves of approximately $0.3 million with approximately $55.9 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2016, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 17, 2017, the court held a status conference so the parties could provide an update regarding their respective attempts to obtain the necessary documents. While we have made progress in obtaining documents and records, such documents and records are incomplete in certain respects and the parties to continue to dispute whether such complete records exist. The court set another status conference for March 29, 2017 to, among other things, review the status of documents and determine whether discovery should continue. At this time, we are unable to express an opinion as to the likely outcome of the matter.

High Protection Company, a Utah Company, Plaintiff v. Professional Air Transportation, LLC, a Utah Limited Liability Company, d/b/a ADCOM, SLC; Radiant Logistics, Inc., a Foreign Corporation; ADCOM World-Wide,, an Operating Division of Radiant Logistics, Inc.; Radiant Global Logistics, Inc., a Foreign Corporation, d/b/a Container Lines; Felipe Lake, an individual, Rubens Correa, an individual; and Does 1-100, Defendants, United States District Court of Utah (Central), Civil Docket No. 2:14-cv-00466-TC-BCW (formerly Salt Lake County, Utah, Case # 140902965)

On January 4, 2017, the parties entered into a Settlement Agreement and Mutual Release, pursuant to which we and our co-defendants agreed to pay the plaintiff the aggregate amount of approximately $0.1 million, which was covered under our insurance policy, and the parties agreed to release all claims related to the lawsuit. The Court accepted the settlement and the case has been dismissed with prejudice.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit	Method of Filing

10.1	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	Filed herewith

10.2	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	Filed herewith

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

RADIANT LOGISTICS, INC.

Date: February 8, 2017	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2017	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+

10.2	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+

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