Form 10-Q
period 2017-03-31
RADIANT LOGISTICS, INC
filed 2017-05-10
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

There were 48,886,358 shares issued and outstanding of the registrant’s common stock, par value $.001 per share, as of May 5, 2017.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)	March 31,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,933	$4,768
Accounts receivable, net of allowance of $1,954 and $1,806, respectively	97,479	101,035
Employee and other receivables	369	635
Income tax deposit	1,585	1,525
Prepaid expenses and other current assets	6,048	5,410
Total current assets	118,414	113,373

Technology and equipment, net	13,133	12,453

Acquired intangibles, net	65,758	71,941
Goodwill	62,888	62,888
Deposits and other assets	2,891	2,814
Total long-term assets	131,537	137,643
Total assets	$263,084	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$71,911	$75,071
Commissions payable	9,065	8,280
Other accrued costs	4,628	5,331
Due to former shareholders of acquired operations	—	50
Current portion of notes payable	2,463	2,416
Current portion of contingent consideration	4,735	3,387
Current portion of transition and lease termination liability	1,301	1,838
Other current liabilities	94	138
Total current liabilities	94,197	96,511

Notes payable, net of current portion	30,206	28,903
Contingent consideration, net of current portion	665	4,098
Transition and lease termination liability, net of current portion	318	658
Deferred rent liability	854	851
Deferred tax liability	11,954	12,525
Other long-term liabilities	882	742
Total long-term liabilities	44,879	47,777
Total liabilities	139,076	144,288

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,932,533 and 48,857,506 shares issued, and 48,840,735 and 48,857,506 shares outstanding, respectively	30	30
Additional paid-in capital	115,195	114,392
Treasury stock, at cost, 91,798 and 0 shares, respectively	(253)	—
Deferred compensation	—	(1)
Retained earnings	8,427	4,581
Accumulated other comprehensive income	528	98
Total Radiant Logistics, Inc. stockholders’ equity	123,928	119,101
Non-controlling interest	80	80
Total stockholders’ equity	124,008	119,181
Total liabilities and stockholders’ equity	$263,084	$263,469

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$181,771	$178,299	$575,785	$600,116
Cost of transportation	136,062	136,498	430,943	460,005
Net revenues	45,709	41,801	144,842	140,111

Operating partner commissions	21,421	18,955	67,729	62,944
Personnel costs	12,505	13,185	38,238	40,907
Selling, general and administrative expenses	5,575	5,865	16,924	18,957
Depreciation and amortization	3,005	3,037	9,039	9,261
Transition and lease termination costs	446	789	1,307	5,109
Impairment of acquired intangible assets	—	—	—	3,680
Change in contingent consideration	737	442	1,793	628
Total operating expenses	43,689	42,273	135,030	141,486

Income (loss) from operations	2,020	(472)	9,812	(1,375)

Other income (expense):
Interest income	6	30	17	44
Interest expense	(614)	(1,370)	(1,873)	(4,104)
Foreign exchange gain (loss)	(35)	(80)	354	389
Other	85	(15)	393	102
Total other expense:	(558)	(1,435)	(1,109)	(3,569)

Income (loss) before income tax expense	1,462	(1,907)	8,703	(4,944)

Income tax benefit (expense)	(540)	208	(3,281)	1,601

Net income (loss)	922	(1,699)	5,422	(3,343)
Less: Net income attributable to non-controlling interest	(15)	(20)	(42)	(53)

Net income (loss) attributable to Radiant Logistics, Inc.	907	(1,719)	5,380	(3,396)
Less: Preferred stock dividends	(511)	(511)	(1,534)	(1,534)

Net income (loss) attributable to common stockholders	$396	$(2,230)	$3,846	$(4,930)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(109)	(759)	430	663
Comprehensive income (loss)	$287	$(2,989)	$4,276	$(4,267)

Net income (loss) per common share - basic and diluted	$0.01	$(0.05)	$0.08	$(0.10)

Weighted average shares outstanding:
Basic shares	48,817,330	48,745,727	48,822,882	48,282,964
Diluted shares	50,169,571	48,745,727	49,834,591	48,282,964

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Earnings	Income	Interest	Equity
Balance as of June 30, 2016	839,200	$1	48,857,506	$30	$114,392	$—	$(1)	$4,581	$98	$80	$119,181
Repurchase of common stock	—	—	(91,798)		—	(253)	—	—	—	—	(253)
Share-based compensation	—	—	—	—	982	—	—	—	—	—	982
Amortization of deferred compensation	—	—	—	—	—	—	1	—	—	—	1
Cashless exercise of stock options	—	—	75,027	—	(179)	—	—	—	—	—	(179)
Preferred dividends paid	—	—	—	—	—	—	—	(1,534)	—	—	(1,534)
Distribution to non- controlling interest	—	—	—	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	—	—	5,380	—	42	5,422
Comprehensive income	—	—	—	—	—	—	—	—	430	—	430
Balance as of March 31, 2017	839,200	$1	48,840,735	$30	$115,195	$(253)	$—	$8,427	$528	$80	$124,008

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Nine Months Ended March 31,
	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$5,422	$(3,343)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	983	1,085
amortization of intangibles	6,233	6,487
depreciation and leasehold amortization	2,806	2,774
deferred income tax benefit	(662)	(2,438)
amortization of loan fees	239	302
change in contingent consideration	1,793	628
loss on impairment of acquired intangible assets	—	3,680
transition and lease termination costs	44	3,177
loss on disposal of technology and equipment	14	229
change in provision for doubtful accounts	148	128
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	2,975	27,665
employee and other receivables	266	(199)
income tax deposit	(38)	(2,332)
prepaid expenses, deposits and other assets	(807)	2,658
accounts payable and accrued transportation costs	(2,845)	(16,718)
commissions payable	785	(601)
other accrued costs	(680)	(2,611)
other liabilities	120	(143)
deferred rent liability	7	(178)
payment of contingent consideration	(432)	(15)
transition and lease termination liability	(875)	(1,074)
Net cash provided by operating activities	15,496	19,161

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisition during the fiscal year	(50)	(800)
Purchases of technology and equipment	(3,603)	(2,956)
Proceeds from sale of technology and equipment	61	396
Payments to former shareholders of acquired operations	(50)	(684)
Net cash used for investing activities	(3,642)	(4,044)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	3,505	(37,708)
Repayments of notes payable	(1,760)	(128)
Proceeds from stock offering, net of offering costs	—	38,430
Purchases of treasury stock	(253)	—
Payments of contingent consideration	(3,446)	(1,541)
Payment of preferred stock dividends	(1,534)	(1,534)
Distribution to non-controlling interest	(42)	(48)
Payments of employee tax withholdings related to cashless stock option exercises	(179)	(119)
Tax benefit from exercise of stock options	—	2
Net cash used for financing activities	(3,709)	(2,646)

Effect of exchange rate changes on cash and cash equivalents	20	58

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,165	12,529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,768	7,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,933	$19,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4,389	$2,220
Interest paid	$1,647	$3,739

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

In addition to its focus on organic growth, the Company will continue to search for acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to its current platform. As the Company continues to grow and scale its business, it remains focused on leveraging its back-office infrastructure and technology systems to drive productivity improvement across the organization.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying condensed consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $6,781 and $4,434 as of March 31, 2017 and June 30, 2016, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, the implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. As of March 31, 2017, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2017.

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

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through November 2022. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments (excluding the lease payments included in the lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$1,168
2018	4,329
2019	3,717
2020	3,352
2021	2,365
Thereafter	975

Total minimum lease payments	$15,906

Rent expense amounted to $1,171 and $3,566 for the three and nine months ended March 31, 2017, respectively, and $1,237 and $3,659 for the three and nine months ended March 31, 2016, respectively.

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

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2016	$1,815	$681	$—	$2,496
Lease termination and transitions costs	26	18	1,263	1,307
Payments and other	(786)	(135)	(1,263)	(2,184)

Balance as of March 31, 2017	$1,055	$564	$—	$1,619

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $204 and $572 for the three and nine months ended March 31, 2017, respectively, and $208 and $508 for the three and nine months ended March 31, 2016, respectively.

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

The Company recorded share-based compensation expense of $323 and $983 for the three and nine months ended March 31, 2017, respectively, and $327 and $1,085 for the three and nine months ended March 31, 2016, respectively.

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

For the three months ended March 31, 2017, the weighted average outstanding number of potentially dilutive common shares totaled 50,169,571 shares of common stock, including unvested restricted stock awards and options to purchase 3,535,275 shares of common stock as of March 31, 2017, of which 1,380,868 were excluded as their effect would have been antidilutive. For the three months ended March 31, 2016, the weighted average outstanding number of dilutive common shares totaled 48,745,727 shares of common stock. Unvested restricted stock awards and options to purchase 4,349,922 shares of common stock were excluded from the diluted income per share for the three months ended March 31, 2016 as there was a net loss in the period and their effect would have been antidilutive.

For the nine months ended March 31, 2017, the weighted average outstanding number of potentially dilutive common shares totaled 49,834,591 shares of common stock, including unvested restricted stock awards and options to purchase 3,535,275 shares of common stock as of March 31, 2017, of which 1,886,854 were excluded as their effect would have been antidilutive. For the nine months ended March 31, 2016, the weighted average outstanding number of dilutive common shares totaled 48,282,964 shares of common stock. Unvested restricted stock awards and options to purchase 4,349,922 shares of common stock were excluded from the diluted income per share for the nine months ended March 31, 2016 as there was a net loss in the period and their effect would have been antidilutive.

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Weighted average basic shares outstanding	48,817,330	48,745,727	48,822,882	48,282,964
Dilutive effect of share-based awards	1,352,241	—	1,011,709	—

Weighted average dilutive shares outstanding	50,169,571	48,745,727	49,834,591	48,282,964

r)	Foreign Currency Translation

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to address eight specific cash flow issues to reduce existing divergence in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company elected early adoption as of July 1, 2016, applied on a retrospective basis. The primary impact to the Company from this ASU is: 1) cash payments for debt prepayment or debt extinguishment are classified as cash outflows for financing activities; 2) cash payments made soon after an acquisition are classified as cash outflows for investing activities. Cash payments made after a business combination up to the amount of contingent consideration initially recorded are classified as cash outflows for financing activities. Any payments in excess of the amount initially recorded are classified as cash outflows from operating activities. For the nine months ended March 31, 2016, there was a reclassification of $15 from payments of contingent consideration from financing activities to operating activities.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other, to supersede the current guidance by replacing the current two-step impairment test with a one-step impairment test. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company elected early adoption as of January 1, 2017. Adoption of this is not expected to impact the Company’s consolidated financial statements.

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

The results of operations for the business acquired are included in the financial statements as of the date of purchase.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	March 31,	June 30,
	2017	2016
Computer software	$11,587	$8,596
Trailers and related equipment	4,678	4,890
Leasehold improvements	1,730	1,648
Computer equipment	1,658	1,416
Office and warehouse equipment	898	794
Furniture and fixtures	663	581

	21,214	17,925
Less: Accumulated depreciation and amortization	(8,081)	(5,472)

	$13,133	$12,453

Depreciation and amortization expense related to technology and equipment was $929 and $2,806 for the three and nine months ended March 31, 2017, respectively, and $963 and $2,774 for the three and nine months ended March 31, 2016, respectively. Computer software includes approximately $3,100 of software currently in development as of March 31, 2017.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	March 31,	June 30,	Weighted- Average
	2017	2016	Life
Customer related	$85,874	$85,824	7.3 years
Trade names and trademarks	14,069	14,069	13.0 years
Covenants not to compete	740	740	1.8 years

	100,683	100,633
Less: Accumulated amortization	(34,925)	(28,692)

	$65,758	$71,941

Amortization expense amounted to $2,076 and $6,233 for the three and nine months ended March 31, 2017, respectively, and $2,074 and $6,487 for the three and nine months ended March 31, 2016, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$2,071
2018	8,245
2019	8,201
2020	8,089
2021	8,026
Thereafter	31,126

$65,758

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

(In thousands)	March 31,	June 30,
	2017	2016
Long-term Credit Facility	$13,271	$9,766
Senior Secured Loan	19,819	22,081
Other notes payable	197	338
Less: Loan issuance costs	(618)	(866)

Total notes payable	32,669	31,319
Less: Current portion	(2,463)	(2,416)

Total notes payable, net of current portion	$30,206	$28,903

Future maturities of notes payable and other long-term debt for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2017 (remaining portion)	$604
2018	2,450
2019	15,733
2020	2,631
2021	2,812
Thereafter	9,057

$33,287

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2017, the Company was in compliance with all of its covenants.

As of March 31, 2017, based on available collateral and $0.3 million in outstanding letter of credit commitments, there was $46.6 million available for borrowing under the Credit Facility.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels International Inc. (“Wheels”), Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD. This amount is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The loan repayment consists of interest-only payments for the first 12 months followed by blended principal and interest payments for the next eight years. The loan may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to April 1, 2024, and (ii) the face value of the principal amount being prepaid. As of March 31, 2017, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

The Company has 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”), which have a liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE MKT or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of March 31, 2017, the Company was in compliance with this ratio.

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

For the nine months ended March 31, 2017, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.828125 per share, totaling $1,534.

Common Stock

In January 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under the stock repurchase program, the Company was authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program did not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 91,798 shares of its common stock at an average cost of $2.75 per share for an aggregate cost of $253 for the nine months ended March 31, 2017. Prior to this fiscal year, there were no purchases of common stock executed under the repurchase program.

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

RLP recorded $24 and $71 in profits, of which RCP’s distributable share was $15 and $42 for the three and nine months ended March 31, 2017, respectively. RLP recorded $33 and $89 in profits, of which RCP’s distributable share was $20 and $53 for the three and nine months ended March 31, 2016, respectively. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2017
	Level 3	Total
Contingent consideration	$5,400	$5,400

	Fair Value Measurements as of June 30, 2016
	Level 3	Total
Contingent consideration	$7,485	$7,485

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $737 and $1,793 for the three and nine months ended March 31, 2017, respectively, and an increase of $442 and $628 for the three and nine months ended March 31, 2016, respectively. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $14.4 million, through earn-out periods measured through November 2019, although there are no maximums on certain earn-out payments.

The following table provides a reconciliation of the beginning and ending liabilities for the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2016	$7,485
Contingent consideration paid	(3,878)
Change in fair value	1,793

Balance as of March 31, 2017	$5,400

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Current income tax expense (benefit)	$776	$(77)	$3,943	$837
Deferred income tax benefit	(236)	(131)	(662)	(2,438)

Income tax expense (benefit)	$540	$(208)	$3,281	$(1,601)

The Company and its wholly owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2014 through June 30, 2016. Tax years which remain subject to examination by state authorities are the years ended June 30, 2013 through June 30, 2016. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2013 through June 30, 2016. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

NOTE 11 – SHARE-BASED COMPENSATION

Stock Awards

The Company grants restricted stock awards and restricted stock units. The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction and generally vest ratably over a five year period. The Company began granting restricted stock units to certain employees in October 2016. One unit is equivalent to one share of common stock. The restricted stock units generally vest after three years. The Company recognized share-based compensation expense related to stock awards of $63 and $111 for the three and nine months ended March 31, 2017, respectively, and $1 and $3 for the three and nine months ended March 31, 2016, respectively.

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of June 30, 2016	1,078	$1.62
Vested	(1,078)	1.62
Granted	275,281	2.86
Forfeited	(12,984)	2.75

Balance as of March 31, 2017	262,297	$2.86

Stock Options

The Company recognized share-based compensation expense related to stock options of $260 and $872 for the three and nine months ended March 31, 2017, respectively, and $326 and $1,082 for the three and nine months ended March 31, 2016, respectively. The aggregate intrinsic value of options exercised was $332 and $504 for the three and nine months ended March 31, 2017, respectively, and $45 and $372 for the three and nine months ended March 31, 2016, respectively.

During the nine months ended March 31, 2017, the weighted average fair value per share of employee stock options granted was $1.65. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended March 31, 2017
Risk-free interest rate	1.15 - 2.05%
Expected term	6.5 years
Expected volatility	47.97 - 48.02%
Expected dividend yield	0.00%

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2016	3,855,290	$2.95	6.95	$2,530
Granted	180,000	3.42	10.00	—
Exercised	(244,535)	2.23	—	—
Forfeited	(255,480)	4.17	—	—

Outstanding as of March 31, 2017	3,535,275	$2.93	6.44	$7,518

Exercisable as of March 31, 2017	1,866,051	$2.27	5.25	$5,195

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record, (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (iv) Ms. Barahona has indicated her desire to resolve this matter through a mediated settlement. Ms. Barahona admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities (“Debtors”), and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which was continued multiple times so that the parties could attempt to obtain the necessary documents. DBA and the Company informally obtained all records within co-defendants’ bankruptcy estate through their trustee’s counsel; however, those records were incomplete and did not contain the requisite time, payroll and personnel records. Based on its belief that the debtors have additional records and in an effort to lift the bankruptcy “stay”, Ms. Barahona obtained the dismissal of the debtors without prejudice from the state court action. The court set a deadline of November 30, 2017, for Ms. Barahona to file her motion for class certification, and set a further status conference for December 14, 2017, to set a briefing schedule for the motion for class certification. The court has also ordered the parties to participate in mediation by August 31, 2017. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2017 (remaining)	2018	2019	2020	Total
Earn-out payments:
Cash	$1,118	$2,385	$383	$142	$4,028
Equity	372	981	128	47	1,528

Total estimated earn-out payments (1)	$1,490	$3,366	$511	$189	$5,556

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in common stock.

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

Three Months Ended March 31, 2017 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$159,374	$23,487	$(1,090)	$181,771
Net revenues	41,014	4,695	—	45,709
Income (loss) from operations	5,663	1,010	(4,653)	2,020
Other income (expense)	117	(68)	(607)	(558)
Income (loss) before income tax expense	5,780	942	(5,260)	1,462
Depreciation and amortization	595	150	2,260	3,005
Technology and equipment, net	11,053	1,350	730	13,133
Goodwill	42,984	19,904	—	62,888

Three Months Ended March 31, 2016 (in thousands):
Revenues	$152,782	$26,132	$(615)	$178,299
Net revenues	37,631	4,170	—	41,801
Income (loss) from operations	4,086	201	(4,759)	(472)
Other income (expense)	35	(130)	(1,340)	(1,435)
Income (loss) before income tax expense	4,121	71	(6,099)	(1,907)
Depreciation and amortization	621	160	2,256	3,037
Technology and equipment, net	10,220	1,634	1,459	13,313
Goodwill	43,215	19,904	—	63,119

Nine Months Ended March 31, 2017 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$506,264	$73,385	$(3,864)	$575,785
Net revenues	129,988	14,854	—	144,842
Income (loss) from operations	19,507	3,573	(13,268)	9,812
Other income (expense)	714	33	(1,856)	(1,109)
Income (loss) before income tax expense	20,221	3,606	(15,124)	8,703
Depreciation and amortization	1,786	469	6,784	9,039
Technology and equipment, net	11,053	1,350	730	13,133
Goodwill	42,984	19,904	—	62,888

Nine Months Ended March 31, 2016 (in thousands):
Revenues	$522,237	$81,134	$(3,255)	$600,116
Net revenues	126,084	14,027	—	140,111
Income (loss) from operations	17,382	(430)	(18,327)	(1,375)
Other income (expense)	406	86	(4,061)	(3,569)
Income (loss) before income tax expense	17,788	(344)	(22,388)	(4,944)
Depreciation and amortization	1,531	514	7,216	9,261
Technology and equipment, net	10,220	1,634	1,459	13,313
Goodwill	43,215	19,904	—	63,119

NOTE 14 – SUBSEQUENT EVENT

On April 1, 2017, through a wholly-owned subsidiary, Wheels, the Company acquired the assets and operations of Lomas Logistics, a division of L.V. Lomas Limited. The purchase price of approximately $7.0 million was financed using the Company’s existing Credit Facility prior to March 31, 2017, causing an increase to both cash and notes payable on the condensed consolidated balance sheets. Pro forma results of operations have not been presented because the effect of this acquisition is not material to the consolidated financial statements.

On April 14, 2017, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on May 1, 2017.

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

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less-than-truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS.  Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage and materials management and distribution solutions to complement our core transportation services.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our new truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring to our current platform a critical mass from a geographic and/or purchasing power standpoint along with complementary service offerings. As we continue to grow and scale our business, we believe that we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In addition, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization.

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

Results of Operations

Three months ended March 31, 2017 and 2016 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017				Three months ended March 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$130,389	$787	$(135)	$131,041	$121,773	$896	$(52)	$122,617
Brokerage	28,019	22,066	(955)	49,130	29,794	24,483	(563)	53,714
	158,408	22,853	(1,090)	180,171	151,567	25,379	(615)	176,331

Cost of transportation
Forwarding	92,557	642	(135)	93,064	88,117	735	(52)	88,800
Brokerage	25,803	18,150	(955)	42,998	27,034	21,227	(563)	47,698
	118,360	18,792	(1,090)	136,062	115,151	21,962	(615)	136,498

Net transportation revenue
Forwarding	37,832	145	—	37,977	33,656	161	—	33,817
Brokerage	2,216	3,916	—	6,132	2,760	3,256	—	6,016
	40,048	4,061	—	44,109	36,416	3,417	—	39,833
Net transportation margins	25.3%	17.8%		24.5%	24.0%	13.5%		22.6%

Other value-added services	966	634	—	1,600	1,215	753	—	1,968
Net revenues	$41,014	$4,695	$—	$45,709	$37,631	$4,170	$—	$41,801

Forwarding revenue was $131.0 million and $122.6 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $8.4 million, or 6.9%, is primarily attributable to increased revenues by certain strategic operating partners. Forwarding net transportation revenue was $38.0 million and $33.8 million for three months ended March 31, 2017 and 2016, respectively. Net forwarding transportation margins increased from 27.6% to 29.0% over the comparable prior year period, primarily due to lower costs of purchased transportation.

Brokerage revenue was $49.1 million and $53.7 for the three months ended March 31, 2017 and 2016, respectively. The decrease of $4.6 million, or 8.6%, is primarily attributable to general softness in the brokerage markets. Brokerage net transportation revenue was $6.1 million and $6.0 million for the three months ended March 31, 2017 and 2016, respectively. Net brokerage transportation margins increased from 11.2% to 12.5% over the comparable prior year period, primarily as a result of slightly lower costs of purchased transportation.

Other value added services were $1.6 million for the three months ended March 31, 2017, compared to $2.0 million for the comparable prior year period.

The following table compares condensed consolidated statements of operations data by operating segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017				Three months ended March 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$41,014	$4,695	$—	$45,709	$37,631	$4,170	$—	$41,801

Operating partner commissions	21,421	—	—	21,421	18,955	—	—	18,955
Personnel costs	9,100	2,607	798	12,505	9,868	2,602	715	13,185
Selling, general and administrative expenses	3,789	928	858	5,575	3,532	987	1,346	5,865
Depreciation and amortization	595	150	2,260	3,005	621	160	2,256	3,037
Transition and lease termination costs	446	—	—	446	569	220	—	789
Change in contingent consideration	—	—	737	737	—	—	442	442

Total operating expenses	35,351	3,685	4,653	43,689	33,545	3,969	4,759	42,273

Income (loss) from operations	5,663	1,010	(4,653)	2,020	4,086	201	(4,759)	(472)
Other income (expense)	117	(68)	(607)	(558)	35	(130)	(1,340)	(1,435)

Income (loss) before income tax expense	5,780	942	(5,260)	1,462	4,121	71	(6,099)	(1,907)
Income tax benefit (expense)	—	—	(540)	(540)	—	—	208	208

Net income (loss)	5,780	942	(5,800)	922	4,121	71	(5,891)	(1,699)
Less: Net income attributable to non-controlling interest	(15)	—	—	(15)	(20)	—	—	(20)

Net income (loss) attributable to Radiant Logistics, Inc.	5,765	942	(5,800)	907	4,101	71	(5,891)	(1,719)
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$5,765	$942	$(6,311)	$396	$4,101	$71	$(6,402)	$(2,230)

	Three months ended March 31, 2017				Three months ended March 31, 2016
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	52.2%	0.0%	N/A	46.9%	50.4%	0.0%	N/A	45.3%
Personnel costs	22.2%	55.5%	N/A	27.4%	26.2%	62.4%	N/A	31.5%
Selling, general and administrative expenses	9.2%	19.8%	N/A	12.2%	9.4%	23.7%	N/A	14.0%

Operating partner commissions increased $2.4 million, or 13.0%, to $21.4 million for the three months ended March 31, 2017 primarily due to higher commissions resulting from increases in net revenues from strategic operating partners. Operating partner commissions as a percentage of net revenue increased to 46.9% for the three months ended March 31, 2017, from 45.3% for the comparable prior year period.

Personnel costs decreased $0.7 million, or 5.2%, to $12.5 million for the three months ended March 31, 2017. The decrease is attributable to a reduction in headcount due to a consolidation of operating locations and workforce reduction at On Time Express, Inc. (“On Time”) made in connection with the loss of a significant customer in the prior fiscal year. Personnel costs as a percentage of net revenue decreased to 27.4% for the three months ended March 31, 2017, from 31.5% for the comparable prior year period.

Selling, general and administrative (“SG&A”) costs decreased $0.3 million, or 4.9%, to $5.6 million for the three months ended March 31, 2017. The decrease is primarily due to a decrease in professional services costs associated with litigation and our recent acquisitions. SG&A as a percentage of net revenue decreased to 12.2% for the three months ended March 31, 2017, from 14.0% for the comparable prior year period.

Transition and lease termination costs decreased $0.4 million, or 43.5%, to $0.4 million for the three months ended March 31, 2017. The current period amounts primarily represent non-recurring personnel costs for Service by Air, Inc. (“SBA”) that are being eliminated in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $0.3 million, or 66.7%, to $0.7 million for the three months ended March 31, 2017. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $0.8 million, or 61.1%, to $0.6 million for the three months ended March 31, 2017. The decrease is primarily due to lower interest expense following the retirement of debt used to acquire Wheels.

Our change in net income (loss) was driven principally by increased net revenues and decreased interest expenses compared to the comparable prior year period, offset by an increase in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2017 and 2016 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31, 2017				Three months ended March 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$41,014	$4,695	$—	$45,709	$37,631	$4,170	$—	$41,801

Net income (loss) attributable to common stockholders	$5,765	$942	$(6,311)	$396	$4,101	$71	$(6,402)	$(2,230)
Plus: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	5,765	942	(5,800)	907	4,101	71	(5,891)	(1,719)

Income tax expense (benefit)	—	—	540	540	—	—	(208)	(208)
Depreciation and amortization	595	150	2,260	3,005	621	160	2,256	3,037
Net interest expense	—	—	608	608	—	—	1,340	1,340

EBITDA	6,360	1,092	(2,392)	5,060	4,722	231	(2,503)	2,450

Share-based compensation	219	7	97	323	196	62	69	327
Change in contingent consideration	—	—	737	737	—	—	442	442
Acquisition related costs	—	—	308	308	—	—	694	694
Legal costs	—	—	25	25	—	—	277	277
Non-recurring costs	—	—	—	—	—	—	145	145
Transition and lease termination costs	—	—	—	—	15	220	—	235
Foreign exchange loss (gain)	(33)	68	—	35	(50)	130	—	80

Adjusted EBITDA	6,546	1,167	(1,225)	6,488	4,883	643	(876)	4,650
Transition costs	446	—	—	446	554	—	—	554
Normalized Adjusted EBITDA	$6,992	$1,167	$(1,225)	$6,934	$5,437	$643	$(876)	$5,204
Adjusted EBITDA as a % of Net Revenues	16.0%	24.9%	N/A	14.2%	13.0%	15.4%	N/A	11.1%
Normalized Adjusted EBITDA as a % of Net Revenues	17.0%	24.9%	N/A	15.2%	14.4%	15.4%	N/A	12.4%

Nine months ended March 31, 2017 and 2016 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months Ended March 31, 2017				Nine Months Ended March 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$412,014	$2,225	$(321)	$413,918	$415,566	$3,135	$(233)	$418,468
Brokerage	91,194	68,838	(3,543)	156,489	102,988	75,716	(3,022)	175,682
	503,208	71,063	(3,864)	570,407	518,554	78,851	(3,255)	594,150

Cost of transportation
Forwarding	292,550	1,732	(321)	293,961	302,219	2,612	(233)	304,598
Brokerage	83,726	56,799	(3,543)	136,982	93,934	64,495	(3,022)	155,407
	376,276	58,531	(3,864)	430,943	396,153	67,107	(3,255)	460,005

Net transportation revenue
Forwarding	119,464	493	—	119,957	113,347	523	—	113,870
Brokerage	7,468	12,039	—	19,507	9,054	11,221	—	20,275
	126,932	12,532	—	139,464	122,401	11,744	—	134,145
Net transportation margins	25.2%	17.6%		24.4%	23.6%	14.9%		22.6%

Other value-added services	3,056	2,322	—	5,378	3,683	2,283	—	5,966
Net revenues	$129,988	$14,854	$—	$144,842	$126,084	$14,027	$—	$140,111

Forwarding revenue was $413.9 million and $418.5 million for the nine months ended March 31, 2017 and 2016, respectively. The decrease of $4.6 million, or 1.1%, is primarily attributable to reduced customer pricing driven principally by the impact of excess transportation capacity in the marketplace, partially offset by increased shipments and revenues by certain Company-owned locations and strategic operating partners. Forwarding net transportation revenue was $120.0 million and $113.9 million for the nine months ended March 31, 2017 and 2016, respectively. Although overall revenues decreased, net revenues increased and net forwarding transportation margins increased from 27.2% to 29.0% over the comparable prior year period, primarily due to product mix and lower costs of purchased transportation.

Brokerage revenue was $156.5 million and $175.7 million for the nine months ended March 31, 2017 and 2016, respectively. The decrease of $19.2 million, or 10.9%, is primarily attributable to general softness in the brokerage markets. Brokerage net transportation revenue was $19.5 million and $20.3 million for the nine months ended March 31, 2017 and 2016, respectively. Net brokerage transportation margins increased from 11.5% to 12.5% over the comparable prior year period, primarily as a result of lower costs of purchased transportation.

Other value added services were $5.4 million for the nine months ended March 31, 2017 compared to $6.0 million for the comparable prior year period.

The following table compares condensed consolidated statements of operations data by operating segment for the nine months ended March 31, 2017 and 2016 (in thousands):

	Nine Months Ended March 31, 2017				Nine Months Ended March 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$129,988	$14,854	$—	$144,842	$126,084	$14,027	$—	$140,111

Operating partner commissions	67,729	—	—	67,729	62,944	—	—	62,944
Personnel costs	28,153	7,836	2,249	38,238	30,405	8,147	2,355	40,907
Selling, general and administrative expenses	11,506	2,976	2,442	16,924	10,929	3,580	4,448	18,957
Depreciation and amortization	1,786	469	6,784	9,039	1,531	514	7,216	9,261
Transition and lease termination costs	1,307	—	—	1,307	2,893	2,216	—	5,109
Impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Change in contingent consideration	—	—	1,793	1,793	—	—	628	628

Total operating expenses	110,481	11,281	13,268	135,030	108,702	14,457	18,327	141,486

Income (loss) from operations	19,507	3,573	(13,268)	9,812	17,382	(430)	(18,327)	(1,375)
Other income (expense)	714	33	(1,856)	(1,109)	406	86	(4,061)	(3,569)

Income (loss) before income tax expense	20,221	3,606	(15,124)	8,703	17,788	(344)	(22,388)	(4,944)
Income tax benefit (expense)	—	—	(3,281)	(3,281)	—	—	1,601	1,601

Net income (loss)	20,221	3,606	(18,405)	5,422	17,788	(344)	(20,787)	(3,343)
Less: Net income attributable to non-controlling interest	(42)	—	—	(42)	(53)	—	—	(53)

Net income (loss) attributable to Radiant Logistics, Inc.	20,179	3,606	(18,405)	5,380	17,735	(344)	(20,787)	(3,396)
Less: Preferred stock dividends	—	—	(1,534)	(1,534)	—	—	(1,534)	(1,534)

Net income (loss) attributable to common stockholders	$20,179	$3,606	$(19,939)	$3,846	$17,735	$(344)	$(22,321)	$(4,930)

	Nine Months Ended March 31, 2017				Nine Months Ended March 31, 2016
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	52.1%	0.0%	N/A	46.8%	49.9%	0.0%	N/A	44.9%
Personnel costs	21.7%	52.8%	N/A	26.4%	24.1%	58.1%	N/A	29.2%
Selling, general and administrative expenses	8.9%	20.0%	N/A	11.7%	8.7%	25.5%	N/A	13.5%

Operating partner commissions increased $4.8 million, or 7.6%, to $67.7 million for the nine months ended March 31, 2017 due primarily to increased commissions resulting from increases in net revenues from strategic operating partners. Operating partner commissions as a percentage of net revenue increased to 46.8% for the nine months ended March 31, 2017, from 44.9% for the comparable prior year period.

Personnel costs decreased $2.7 million, or 6.5%, to $38.2 million for the nine months ended March 31, 2017. The decrease is attributable to workforce reduction at On Time made in connection with the loss of a significant customer in the prior fiscal year, and a reduction in headcount due to a consolidation of operating locations. Personnel costs as a percentage of net revenue decreased to 26.4% for the nine months ended March 31, 2017, from 29.2% for the comparable prior year period.

SG&A costs decreased $2.1 million, or 10.7%, to $16.9 million for the nine months ended March 31, 2017. The decrease is primarily due to decreases in professional services costs associated with litigation and our recent acquisitions. SG&A as a percentage of net revenue decreased to 11.7% for the nine months ended March 31, 2017 from 13.5% for the comparable prior year period.

Depreciation and amortization costs decreased $0.3 million, or 2.4%, to $9.0 million for the nine months ended March 31, 2017.

Impairment of acquired intangible assets in the comparable prior year period is attributable to the customer related intangibles associated with On Time.

Transition and lease termination costs decreased $3.8 million, or 74.4%, to $1.3 million for the nine months ended March 31, 2017. The current period amounts primarily represent non-recurring personnel costs for SBA that are being eliminated in connection with the winding down of SBA’s historical back-office operations. The comparable prior period consists of consolidation efforts in our Toronto and New York locations, as well as non-recurring personnel costs for SBA.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $1.2 million, or 185.5%, to $1.8 million for the nine months ended March 31, 2017. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $2.5 million, or 68.9%, to $1.1 million for the nine months ended March 31, 2017. The decrease is primarily due to lower interest expense following the retirement of debt used to acquire Wheels.

Our change in net income (loss) was driven principally by increased net revenues, decreased operating and interest expenses compared to the comparable prior year period, offset by an increase in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2017 and 2016 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine Months Ended March 31, 2017				Nine Months Ended March 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$129,988	$14,854	$—	$144,842	$126,084	$14,027	$—	$140,111

Net income (loss) attributable to common stockholders	$20,179	$3,606	$(19,939)	$3,846	$17,735	$(344)	$(22,321)	$(4,930)
Plus: Preferred stock dividends	—	—	1,534	1,534	—	—	1,534	1,534
Net income (loss) attributable to Radiant Logistics, Inc.	20,179	3,606	(18,405)	5,380	17,735	(344)	(20,787)	(3,396)

Income tax expense (benefit)	—	—	3,281	3,281	—	—	(1,601)	(1,601)
Depreciation and amortization	1,786	469	6,784	9,039	1,531	514	7,216	9,261
Net interest expense	—	—	1,856	1,856	—	—	4,060	4,060

EBITDA	21,965	4,075	(6,484)	19,556	19,266	170	(11,112)	8,324

Share-based compensation	679	9	295	983	600	188	297	1,085
Change in contingent consideration	—	—	1,793	1,793	—	—	628	628
Acquisition related costs	—	—	525	525	—	286	1,820	2,106
Legal costs	—	—	138	138	—	—	959	959
Non-recurring costs	—	—	14	14	—	—	250	250
Lease termination costs	25	—	—	25	241	2,102	—	2,343
Loss on impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Foreign exchange gain	(327)	(27)	—	(354)	(309)	(80)	—	(389)

Adjusted EBITDA	22,342	4,057	(3,719)	22,680	19,798	2,666	(3,478)	18,986
Transition costs	1,263	—	—	1,263	1,931	—	—	1,931
Normalized Adjusted EBITDA	$23,605	$4,057	$(3,719)	$23,943	$21,729	$2,666	$(3,478)	$20,917
Adjusted EBITDA as a % of Net Revenues	17.2%	27.3%	N/A	15.7%	15.7%	19.0%	N/A	13.6%
Normalized Adjusted EBITDA as a % of Net Revenues	18.2%	27.3%	N/A	16.5%	17.2%	19.0%	N/A	14.9%

Liquidity and Capital Resources

Net cash provided by operating activities was $15.5 million for the nine months ended March 31, 2017, compared to $19.2 million for the nine months ended March 31, 2016. The change was principally driven by our net income adjusted for deferred income taxes, contingent consideration, impairment of acquired intangible assets, transition and lease termination costs, and changes in accounts receivable, accounts payable and commissions payable.

Net cash used for investing activities was $3.6 million for the nine months ended March 31, 2017, compared to $4.0 million for the nine months ended March 31, 2016. Use of cash for the nine months ended March 31, 2017 consisted primarily of $3.6 million of purchases of technology and equipment. Use of cash for the nine months ended March 31, 2016 consisted of purchases of $3.0 million in technology and equipment, $0.8 million for an acquisition, and $0.7 million of payments to former shareholders of acquired operations, offset by $0.4 million of proceeds from the sale of equipment.

Net cash used for financing activities was $3.7 million for the nine months ended March 31, 2017, compared to cash used of $2.6 million for the nine months ended March 31, 2016. Cash used for the nine months ended March 31, 2017 consisted of proceeds from our credit facility of $3.5 million, repayments of notes payable of $1.8 million, payment of contingent consideration to former shareholders of acquired operations of $3.4 million, payment of preferred stock dividends of $1.5 million, purchases of treasury stock of $0.3 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.2 million. Cash used for the nine months ended March 31, 2016 consisted of $38.4 million of proceeds from our common stock offering, offset by repayments to our credit facility of $37.7 million, payment of contingent consideration to former shareholders of acquired operations of $1.5 million, payment of preferred stock dividends of $1.5 million, repayments of notes payable of $0.1 million, and payment of employee tax withholdings related to net share settlements of stock option exercises of $0.1 million.

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

As of March 31, 2017, we have gross availability of $60.2 million, net of $8.7 million in advances and letter of credit reserves of approximately $0.3 million with approximately $46.6 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2017, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter, the Court held a status conference so the parties could provide an update regarding their respective attempts to obtain the necessary documents. Based on its belief that the debtors have additional records and in an effort to lift the bankruptcy “stay”, Ms. Barahona obtained the dismissal of the debtors without prejudice from the state court action.  The Court set a deadline of November 30, 2017, for Ms. Barahona to file her motion for class certification, and set a further status conference for December 14, 2017, to set a briefing schedule for the motion for class certification.  The Court has also ordered the parties to participate in mediation by August 31, 2017.  At this time, we are unable to express an opinion as to the likely outcome of the matter.

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

RADIANT LOGISTICS, INC.

Date: May 10, 2017	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	/s/ Todd E. Macomber
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