Form 10-K
period 2017-06-30
RADIANT LOGISTICS, INC
filed 2017-09-12
CIK 1171155

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017

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

(425) 943-4599

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.001 Par Value	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2016 as reported on the NYSE American was $148,429,519. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 1, 2017, 49,085,951 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2017.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. We service a large and diversified account base which we support from an extensive network of over 100 operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network which includes 20 Company-owned offices. As a third-party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload (“LTL”) services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage, order fulfillment, inventory management and warehouse services to complement our core transportation service offering.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition, as we continue to grow and scale the business, we believe that we are creating density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. In addition to our focus on organic growth, we will continue to search for acquisition candidates that bring critical mass from a geographic and purchasing power standpoint along with providing complementary service offerings to the current platform. As we continue to grow and scale the business, we also remain focused on leveraging our back-office infrastructure and technology systems to drive productivity improvement across the organization.

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

Non-asset based business model

As a non-asset based logistics provider, we own only a minimal amount of equipment. By not owning the transportation equipment used to transport the freight, which results in relatively minimal fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift across various modes of transportation. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

Offer significant advantages to our strategic operating partners

Our current network is predominantly represented by independent agents, who we also refer to as our “strategic operating partners”, who rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of their business without diverting costs or expertise to the structural aspect of their operations, thus, providing our strategic operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve acting alone.

Lower-risk operation of network of strategic operating partners

We derive a substantial portion of our revenue pursuant to agreements with our strategic operating partners operating under our various brands. These arrangements afford us with a relatively low risk growth model as each strategic operating partner is responsible for its own sales and costs of operations. Under shared economic arrangements, we are responsible to provide to our strategic operating partners centralized back-office infrastructure, transportation and accounting systems, billing and collection services.

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

Global network of transportation providers

We provide worldwide supply chain services, which include international air and ocean services that complement our domestic service offerings. Our offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time definite surface transport moves. Our non-asset based business model allows us to use commercial passenger and cargo flights. Thus, we have thousands of daily flight options to choose from, and our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

Sourcing and managing transportation

As we continue to grow and scale the business, we believe that we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. With our acquisition of Wheels in 2015, our network now has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our recent service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

Shippers typically manage their supply chains using some combination of asset and non-asset based service providers. We operate principally as a non-asset based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services along with associated value-added services. According to Armstrong and Associates, the market for third-party logistics services in the United States and Canada is estimated at approximately $175.5 billion.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Wheels™, Airgroup®, Adcom®, DBA™ and Service By Air™ brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 17 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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
•

Don Cameron and Associates, Inc. (“DCA”), a Minnesota based, privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2014;

•

Wheels Group, Inc. (“Wheels”), one of the largest third-party logistics providers in Canada, offering truck brokerage services and intermodal service offering throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets, in 2015;

•

Service By Air, Inc. (“SBA”), a privately-held corporation based in New York, adding three Company-owned operating locations and forty strategic operating partner locations across North America, in 2015;

•

Highways and Skyways, Inc. (“Highways”), a privately held Kentucky-based company, adding a Company-owned location near the Cincinnati airport from the conversion of a former SBA operating partner in 2015;

•

Copper Logistics, Incorporated (“Copper”), a Minneapolis, Minnesota based privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2015;

•	Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited, a Canada based third-party logistics provider that operates in Ontario and British Columbia, in 2017; and
•	Dedicated Logistics Technologies, Inc. (“DLT”), a privately held company that has historically operated under the Company’s SBA brand in Newark, New Jersey and Los Angeles, California, in 2017; and
•	Sandifer-Valley Transportation and Logistics, Ltd. (“SVT”), a privately held company providing a full range of domestic and international cross-border services with Mexico, in 2017.

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

Freight brokerage. We also provide significant bi-modal brokerage capabilities providing truck load, LTL and intermodal services throughout the United States and Canada, which is managed through our centralized service centers in Chicago, Illinois and Toronto, Ontario. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of food and beverage, consumer packaged goods and frozen food and refrigerated products.

As a truck broker, we match the customers’ needs with carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial number of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers. For our LTL service, we employ a point-to-point model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.

As an intermodal services company, we arrange for the movement of our customers’ freight in containers, trailers and rail boxcars, typically over long distances of at least 750 miles. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

To complement our core transportation service offerings, we also provide a number of value-added services, including customs brokerage and materials management and distribution solutions.

Information Services

The regular enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partners to a common set of back-office and customer facing applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments has become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

In our forwarding operations, we use a web-enabled third-party transportation management system (Cargowise) that is integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which we call “Globalvision”, and which provides us with a common set of back-office operating, accounting and customer facing applications used across our network. In our brokerage operations, we utilize Wheels’ TEDS system for transportation management and Megatrans for intermodal services. In our warehousing operations, we use Microsoft’s Navision. These systems are connected to Epicor for accounting and financial reporting. All brokerage systems are integrated with “Wheelslink”, our online customer facing application providing information and reporting across all services. We are in the initial stages of migrating these various operating and financial reporting systems to a singular SAP-based platform. We are taking a phased approach to these migrations and are currently working to transition our domestic freight forwarding services to our new SAP-based transportation management system. Future phases will include the transition of our international freight forwarding services and our legacy brokerage transportation management and financial reporting systems to SAP.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 5% of our consolidated net revenues, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

Research and Development

During the past three years, we have not spent any material amount on research and development activities.

Competition and Business Conditions

The logistics business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, currency fluctuations, acts of war, terrorism and other armed conflicts, United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation.

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We will compete against asset based and other non-asset based third-party logistics companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe the incremental service offerings enabled through our acquisition strategy (e.g. Wheels’ truck brokerage and intermodal capabilities) will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

Business Organization

We have two geographic operating segments: United States and Canada. Further information regarding our geographic operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Results of Operations,” and in the “Notes to the consolidated financial statements” in Note 13, “Operating and Geographic Segment Information.”

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

Personnel

As of the date of this report, we have 758 employees, of which 714 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant and Wheels brands and through a network of independently-owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA and Service by Air brands. For the years ended June 30, 2017 and 2016, approximately 62% and 59% of our consolidated net revenues were derived through our strategic operating partners. We believe our strategic operating partners will remain critical to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as partner-funded reserves and indemnification obligations, and in certain instances include a personal guaranty of the independent owner. Additionally, certain of our strategic operating partner agreements may impose restrictions on us, including our ability to provide services in certain territories or to certain customers and our ability to hire employees of our strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network as, for example, we experienced the loss of certain strategic operating partners when we acquired DBA in 2011 and SBA in 2015. We have a number of customers and strategic operating partner locations with significant volume and stature, although with the benefit of our recent acquisitions, no single customer or strategic operating partner location represents more than 5% of our net revenues. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us that is recognized as a liability in our financial statements and used as a bad debt reserve for each strategic operating partner. We charge each of the strategic operating partners’ bad debt reserve accounts for any accounts receivable aged beyond 90 days. The bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts as well as other deficit balances owed to us by our strategic operating partners are recognized as a receivable in our financial statements. Other strategic operating partners are not required to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commission checks payable to the strategic operating partner in satisfaction of any deficit balance. As of June 30, 2017, a number of our strategic operating partners had a deficit balance in their bad debt reserve account totaling approximately $3.2 million. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts or repay the deficit balances, we would be at risk of loss for any such amount.

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

In addition, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost, along with potential delays and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

Our management information and financial reporting systems are spread across diverse platforms and geographies.

The growth of our business through acquisitions has resulted in our reliance on the accounting, business information, and other computer systems of these acquired entities to capture and transmit information concerning customer orders, carrier payment, payroll, and other critical business data. We are in the initial stages of migrating our various legacy operating and accounting systems to a new singular SAP-based system. As long as an acquired business remains on another information technology system, we face additional manual calculations, training costs, delays, and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing, and reporting information could adversely impact our business, our ability to timely react to changes in volumes, prices, or other trends, or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

We depend on third-party carriers to transport our customers’ cargo.

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our customers’ cargo. Consequently, our ability to provide services for our customers could be adversely impacted by, among other things: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, taxes and labor, changes in the financial stability or operating capabilities of carriers, and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, could adversely impact our business, results of operations and financial condition.

In addition, any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

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

We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in death or serious personal injuries. The resulting types and/or amounts of damages may be excluded from or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

We are subject to various claims and lawsuits that could result in significant expenditures.

Our business exposes us to claims and litigation related to damage to cargo, labor and employment practices (including wage-and-hour, employment classification of independent contractor drivers, sales representatives, brokerage agents and other individuals, and other federal and state claims), personal injury, property damage, business practices, environmental liability and other matters. We carry insurance to cover most exposures, subject to specific coverage exceptions, aggregate limits, and self-insured retentions that we negotiate from time to time. However, not all claims are covered, and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. For example, we are currently defending an employment-based claim with a wage and hour component that would not be covered by our insurance (description included in this report). Based on the early stages of both of these proceedings, we are unable to determine the likelihood of a successful defense or the ultimate amount of any damages that would be awarded. To the extent we experience claims that are uninsured, exceed our coverage limits, or involve significant aggregate use of our self-insured retention amounts, the expenses could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the quarter in which the amounts are accrued. In addition, in the future, we may be subject to higher insurance premiums or increase our self-insured retention amounts, which could increase our overall costs or the volatility of claims expense.

Our failure to comply with, or the costs of complying with, government regulation could negatively affect our results of operation.

Our business is subject to evolving, complex and increasing regulation by national and international sources. Regulatory changes could affect the economics of our industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers. Future regulation and our failure to comply with any applicable regulations could have a material adverse effect on our business.

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

We use both internally developed and purchased technology in conducting our business. Whether internally developed or purchased, it is possible that the user of these technologies could be claimed to infringe upon or violate the intellectual property rights of third-parties. In the event that a claim is made against us by a third-party for the infringement of intellectual property rights, any settlement or adverse judgment against us either in the form of increased costs of licensing or a cease and desist order in using the technology could have an adverse effect on us and our results of operations.

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

We intend to grow rapidly and substantially, including by expanding our internal resources, by making acquisitions and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, and change in revenue and business models.

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

We currently maintain (i) a USD$75.0 million revolving credit facility (the “Senior Credit Facility”) with Bank of America, N.A., on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to an Amended and Restated Loan and Security Agreement, as amended, (ii) a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD IV Loan Agreement”), and (iii) a CAD$10.0 million senior secured Canadian term loan from Integrated Private Debt Fund V LP (“IPD V”) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement (the “IPD V Loan Agreement” and, together with the IPD IV Loan Agreement, the “IPD Loan Agreements”). Repayment of the foregoing credit facilities is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

Under the terms of the foregoing credit facilities, we are required to comply with certain financial covenants, depending on the type of loan facility and whether certain conditions are triggered. In addition, under the IPD Loan Agreements, we are required to maintain (i) a fixed charge coverage ratio of 1.1 to 1.0, (ii) a debt service coverage ratio of at least 1.2 to 1.0 and (iii) a senior debt to EBITDA ratio of at least 3.0 to 1.0.

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

Under our credit facilities, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the credit facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) upon giving pro forma effect to the dividend, (1) the amount available under the credit facility after the pro forma effect of such dividend is equal to the greater of 15% of the U.S. borrowing base under the Senior Credit Facility or $15.0 million, and (2) U.S. availability is at least $10.0 million.

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

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Chairman and Chief Executive Officer, Bohn H. Crain, as well as certain of our other key executives and executives of our acquired businesses because of their collective industry knowledge, marketing skills and relationships with vendors, customers and strategic operating partners. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

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

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. We also have higher costs due to mandated security screening of air cargo traveling on passenger airlines and ocean freight. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We intend to continue growing our international operations and will become increasingly subject to variations in the international trade market.

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. For the years ended June 30, 2017 and 2016, international transportation revenue accounted for 35% and 38% of our net revenue, respectively. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

After giving effect to our recent acquisition of Wheels, we generate significant revenues from international operations, including a substantial amount in Canada. During the year ended June 30, 2017, approximately 35% of our net revenues were generated from international operations, 29% of which is attributable to Wheels. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

We have grown rapidly and face additional challenges of disparate systems and geographically dispersed management. Our internal controls over financial reporting and disclosure are strained at times due to acquisitions and other corporate development activities. From time to time, we have experienced delays in filing certain reports required under the Exchange Act.

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

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) the absence of an event of default under the Senior Credit Facility, (ii) the acquisition must be consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States, Canada or certain other approved jurisdictions, and have a positive EBITDA for the 12 month period most recently ended prior to such acquisition, (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions, (v), the pro forma fixed charge coverage ratio is greater than or equal to 1.1 to 1.0, and (vi) after giving effect for the funding of the acquisition, we must have availability under the Senior Credit Facility of at least the greater of 15% of the U.S.-based borrowing base and Canadian-based borrowing base or $15.0 million, and U.S. availability of at least $10.0 million. In addition, under the IPD Loan Agreements, the aggregate cash consideration shall not exceed $10.0 million for any single transaction and $25.0 million in the aggregate in any fiscal year.

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

In certain acquisitions, we may recognize non-cash gains or losses on changes in contingent consideration. We include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to set-off certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in contingent consideration. In the alternative, to the extent an acquired operation outperforms anticipated earnings levels, we will recognize a non-cash expense on the change in contingent consideration. These non-cash gains and expenses may have a material impact on our financial results, and the impact could be opposite to the underlying results of the acquired operation.

Not every acquisition is structured utilizing contingent consideration. Our 2015 acquisitions of Wheels and SBA and our 2017 acquisition of Lomas were structured without using contingent consideration. We will be unable to reduce the purchase price of these entities if they underperform relative to anticipated earnings levels.

We acquired Wheels, SBA, and Lomas and are currently integrating their businesses into our operations.

In April 2015, we acquired all of the capital stock of Wheels through a court-approved plan of arrangement. Wheels now operates as our wholly-owned subsidiary. There can be no assurance of Wheels’ ability following the acquisition to maintain and grow its revenues and operating margins in a manner consistent with its most recent operating results. Moreover, Wheels was our largest acquisition to date, and our ability to integrate Wheels’ operations with our historic operations, to realize cost synergies with Wheels, and manage the effects of the acquisition on Wheels’ existing customers and employees may be challenging.

In June 2015, we acquired SBA. This acquisition was smaller than Wheels, but on a combined basis, the acquisitions may strain our resources and ability to effectively integrate the companies into our operations. If we fail to integrate any or all of these companies effectively, or fail to achieve our revenue and cost expectations, our financial condition, results of operations, and stock price could be adversely affected.

In April 2017, Wheels acquired the assets and operations of Lomas. Lomas will transition to operate as Wheels and the integration is expected to take place quickly.

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

Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with the former employee or his clients, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for us or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third-parties.

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

Our Chairman and Chief Executive Officer controls a large portion of our common stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

Under applicable SEC rules, our Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2017. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

Trading in our common stock has been limited.

Although our common stock is traded on the NYSE American, it remains relatively illiquid, or “thinly traded”, as compared to the volume of trading activity associated with larger companies whose shares trade on the larger national exchanges. Because of this limited liquidity, stockholders may be unable to sell their shares at the prices or volumes they desire. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry and the financial markets, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We have completed many acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. During the fiscal year ended June 30, 2017, we issued approximately 160,000 unregistered shares of our common stock as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds or in connection with future acquisitions as part of the purchase consideration. The availability of additional shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

We have filed a universal shelf registration statement that allows us to publicly issue up to $100.0 million of additional securities, including debt, common stock, preferred stock, and warrants. After giving effect to our July 2015 public offering of common stock, approximately $48.3 million remains available under the shelf registration statement. The shelf registration is intended to provide greater flexibility to us in financing growth or changing our capital structure.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 1, 2017, we had 49,085,951 outstanding shares of common stock. We may in the future issue up to 3,346,594 additional shares of our common stock upon exercise of existing options.

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

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our board of directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends on our common stock is further limited by the terms of our credit facilities and outstanding 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”). Accordingly, investors seeking dividend income should not purchase our common stock.

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

Risks Related to our Series A Preferred Shares.

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
•

restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants that could limit our ability to make payments to holders of the Series A Preferred Shares; and

•

limitations on cash payments to stockholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

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

In addition, under our Senior Credit Facility, we are prohibited from declaring and paying dividends unless: (i) there are no existing events of default under the Senior Credit Facility or an event of default would not be caused by the declaration or payment of such dividend, and (ii) the amount available under the credit facility after the pro forma effect of such dividend is at least $20.0 million and the U.S. availability is at least $12.5 million; or availability is at least the greater of 15% of the U.S. borrowing base under the credit facility, U.S. availability is at least $10.0 million and the pro forma fixed charge coverage ratio is at least 1.1 to 1.0.

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

Our Series A Preferred Shares are subordinated to all of our existing and future indebtedness and lease obligations. As of June 30, 2017, we and our subsidiaries had outstanding indebtedness and liabilities of approximately $166.1 million, all of which is senior in right of payment to the Series A Preferred Shares. Our existing indebtedness restricts, and our future indebtedness may include restrictions on our ability to pay dividends to preferred stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Bellevue, Washington. We also conduct business from Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Taylor, Michigan	●	Jamaica, New York
●	Carson, California	●	Bloomington, Minnesota	●	Woodbury, New York
●	Woodridge, Illinois	●	Southhaven, Mississippi	●	Portland, Oregon
●	Hebron, Kentucky	●	Edison, New Jersey	●	Folcroft, Pennsylvania
●	Louisville, Kentucky	●	Woodbridge, New Jersey	●	Laredo, Texas

Canada:

●	Delta, British Columbia	●	Mississauga, Ontario	●	Laval, Québec
●	Brampton, Ontario

We believe our current offices and warehouses are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we and our operating subsidiaries are involved in claims, proceedings and litigation arising in the ordinary course of business, some of which are in the very early stages of litigation and therefore difficult to judge their potential materiality. For those claims for which we can judge the materiality, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material litigation is as follows:

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit against Radiant Global Logistics, Inc. (“Radiant”), DBA and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, seeks damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleges that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that we are liable to Ms. Barahona or the putative class members in any way, and are vigorously defending against these allegations based upon our preliminary evaluation of applicable records and legal standards.

If Ms. Barahona’s allegations were to prevail on all claims we, as well as our co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either our assets or current and expected level of annual earnings, could be material when judged against our earnings in the particular quarter in which any such damages arose, if at all. However, based upon our preliminary evaluation of the matter, we do not believe we are likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) we do not believe as a matter of law we should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record; (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (iv) Ms. Barahona has indicated her desire to resolve this matter through a mediated settlement. Ms. Barahona admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities (“Debtors”), and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which was continued multiple times so that the parties could attempt to obtain the necessary documents. DBA and the Company informally obtained all records within co-defendants’ bankruptcy estate through their trustee’s counsel; however, those records were incomplete and did not contain the requisite time, payroll and personnel records. Based on its belief that the debtors have additional records and in an effort to lift the bankruptcy “stay”, Ms. Barahona obtained the dismissal of the debtors without prejudice from the state court action. The court set a deadline of November 30, 2017, for Ms. Barahona to file her motion for class certification, and set a further status conference for December 14, 2017, to set a briefing schedule for the motion for class certification. The court has also ordered the parties to participate in mediation by August 31, 2017. We have been awaiting further action from Ms. Barahona with respect to the foregoing. The mediation has not taken place and we are unsure whether the court will issue another order requiring the parties to mediate this matter in the future. At this time, we are unable to express an opinion as to the likely outcome of the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.” The following table states the range of the high and low sales price per share, as applicable, of our common stock for each calendar quarter during our past two fiscal years as reported by the NYSE American. The last price of our common stock as reported on the NYSE American on September 1, 2017, was $5.07 per share.

	High	Low
Year ended June 30, 2017:
Quarter ended June 30, 2017	$6.65	$4.80
Quarter ended March 31, 2017	5.96	3.39
Quarter ended December 31, 2016	4.15	2.48
Quarter ended September 30, 2016	3.32	2.45

Year ended June 30, 2016:
Quarter ended June 30, 2016	$4.19	$2.98
Quarter ended March 31, 2016	3.78	2.95
Quarter ended December 31, 2015	4.57	3.32
Quarter ended September 30, 2015	7.75	4.21

Holders

As of September 1, 2017, the number of stockholders of record of our common stock was 111. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Investment Value

The graph below compares the cumulative 5-year total return of holders of our common stock with the cumulative total returns of the Dow Jones Transportation Average Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our common stock and in each index from June 30, 2012 to June 30, 2017.

	Investment value as of June 30,
	2012	2013	2014	2015	2016	2017
Radiant Logistics, Inc.	$100	$111	$177	$418	$171	$307
Dow Jones Transportation Average Index	100	119	157	155	144	184
Russell 2000 Index	100	122	149	157	144	177

Recent Issuance of Unregistered Securities

From July 1, 2016 through the date of this report we issued the following unregistered securities:

•	In June 2017, we issued 84,735 shares of common stock to the former shareholders of DLT in satisfaction of $500,000 of the purchase price for DLT; and
•	In June 2017, we issued 75,594 shares of common stock to the former shareholders of PCA in satisfaction of $404,429 of the earn-out payment for the period ended February 28, 2017.

We did not utilize or engage a principal underwriter in connection with the above securities transactions. The above securities were only offered, sold to or transacted with earn-outs to “accredited investors” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. Management believes the above shares of common stock were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

This table includes selected financial data for the last five years. This financial data should be read together with our Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this Annual Report.

(In thousands, except share and per share data)	Year ended June 30,
	2017	2016	2015	2014	2013
Operating Results:
Revenue	$777,613	$782,579	$502,665	$349,133	$310,835
Net revenue	194,636	186,661	123,723	99,235	88,433
Income (loss) from operations	10,488	(337)	10,550	10,524	7,422
Net income (loss) attributable to Radiant Logistics, Inc.	4,862	(3,519)	5,875	5,118	3,657
Preferred stock dividends	2,046	2,046	2,046	1,091	—
Net income (loss) attributable to common stockholders	2,816	(5,565)	3,829	4,027	3,657

Per Share Data:
Net income (loss) per common share:
Basic	$0.06	$(0.11)	$0.11	$0.12	$0.11
Diluted	$0.06	$(0.11)	$0.10	$0.11	$0.10
Weighted average shares outstanding:
Basic	48,840,797	48,413,361	36,446,778	33,716,367	33,120,767
Diluted	49,993,595	48,413,361	38,021,511	35,458,401	35,690,119

Financial Position:
Technology and equipment, net	$15,227	$12,453	$13,176	$1,265	$1,290
Total assets	289,540	263,469	305,038	120,014	83,753
Notes payable	40,422	31,319	84,745	7,243	17,981
Contingent consideration	9,920	7,485	7,613	11,167	4,025
Total stockholders' equity	123,465	119,181	84,493	40,925	15,885

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of over 100 operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network including 20 Company-owned offices. As a third-party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

Performance Metrics

Our principal source of income is derived from freight forwarding and freight brokerage services we provide to our customers. As a third-party logistics provider, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.), and the means of transport (motor carrier, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean and rail services. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third-parties, and is considered by management to be a key performance measure. In addition, management believes measuring its operating costs as a function of net transportation revenue provides a useful metric, as our ability to control costs as a function of net transportation revenue directly impacts operating earnings.

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

We perform an annual impairment test for goodwill as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. We assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary we would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount.

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

Results of Operations

Fiscal year ended June 30, 2017, compared to fiscal year ended June 30, 2016

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the fiscal years ended June 30, 2017 and 2016 (in thousands):

	Year Ended June 30, 2017				Year Ended June 30, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$558,422	$3,982	$(377)	$562,027	$543,155	$4,156	$(358)	$546,953
Brokerage	122,646	88,600	(3,934)	207,312	134,387	97,338	(4,316)	227,409
	681,068	92,582	(4,311)	769,339	677,542	101,494	(4,674)	774,362

Cost of transportation
Forwarding	398,857	3,252	(377)	401,732	392,612	3,425	(358)	395,679
Brokerage	112,574	72,605	(3,934)	181,245	122,277	82,278	(4,316)	200,239
	511,431	75,857	(4,311)	582,977	514,889	85,703	(4,674)	595,918

Net transportation revenue
Forwarding	159,565	730	—	160,295	150,543	731	—	151,274
Brokerage	10,072	15,995	—	26,067	12,110	15,060	—	27,170
	169,637	16,725	—	186,362	162,653	15,791	—	178,444
Net transportation margins	24.9%	18.1%		24.2%	24.0%	15.6%		23.0%

Other value-added services	4,105	4,169	—	8,274	4,949	3,268	—	8,217
Net revenues	$173,742	$20,894	$—	$194,636	$167,602	$19,059	$—	$186,661

Forwarding revenue was $562.0 million and $547.0 million for the years ended June 30, 2017 and 2016, respectively. The increase of $15.0 million, or 2.7%, is primarily attributable to increased revenues by certain strategic operating partners. Forwarding net transportation revenue was $160.3 million and $151.3 million for the years ended June 30, 2017 and 2016, respectively. Net forwarding transportation margins increased from 27.7% to 28.5%, primarily due to lower costs of purchased transportation.

Brokerage revenue was $207.3 million and $227.4 for the years ended June 30, 2017 and 2016, respectively. The decrease of $20.1 million, or 8.8%, is primarily attributable to general softness in the brokerage markets. Brokerage net transportation revenue was $26.1 million and $27.2 million for the years ended June 30, 2017 and 2016, respectively. Net brokerage transportation margins increased from 11.9% to 12.6%, primarily as a result of slightly lower costs of purchased transportation.

Other value-added services were $8.3 million and $8.2 million for the years ended June 30, 2017 and 2016, respectively.

The following table compares condensed consolidated statements of operations data by geographic operating segments for the fiscal years ended June 30, 2017 and 2016 (in thousands):

	Year Ended June 30, 2017				Year Ended June 30, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$173,742	$20,894	$—	$194,636	$167,602	$19,059	$—	$186,661

Operating partner commissions	90,207	—	—	90,207	84,475	—	—	84,475
Personnel costs	37,803	11,110	3,017	51,930	40,296	10,812	3,023	54,131
Selling, general and administrative expenses	16,053	4,699	3,219	23,971	15,493	4,874	5,364	25,731
Depreciation and amortization	2,371	734	9,244	12,349	1,890	671	9,472	12,033
Transition and lease termination costs	1,582	541	137	2,260	3,339	2,606	—	5,945
Impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Change in contingent consideration	—	—	3,431	3,431	—	—	1,003	1,003

Total operating expenses	148,016	17,084	19,048	184,148	145,493	18,963	22,542	186,998

Income (loss) from operations	25,726	3,810	(19,048)	10,488	22,109	96	(22,542)	(337)
Other income (expense)	561	40	(2,497)	(1,896)	1,220	(170)	(6,052)	(5,002)

Income (loss) before income tax expense	26,287	3,850	(21,545)	8,592	23,329	(74)	(28,594)	(5,339)
Income tax benefit (expense)	—	—	(3,673)	(3,673)	—	—	1,886	1,886

Net income (loss)	26,287	3,850	(25,218)	4,919	23,329	(74)	(26,708)	(3,453)
Less: Net income attributable to non- controlling interest	(57)	—	—	(57)	(66)	—	—	(66)

Net income (loss) attributable to Radiant Logistics, Inc.	26,230	3,850	(25,218)	4,862	23,263	(74)	(26,708)	(3,519)
Less: Preferred stock dividends	—	—	(2,046)	(2,046)	—	—	(2,046)	(2,046)

Net income (loss) attributable to common stockholders	$26,230	$3,850	$(27,264)	$2,816	$23,263	$(74)	$(28,754)	$(5,565)

	Year Ended June 30, 2017				Year Ended June 30, 2016
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.9%	0.0%	N/A	46.3%	50.4%	0.0%	N/A	45.3%
Personnel costs	21.8%	53.2%	N/A	26.7%	24.0%	56.7%	N/A	29.0%
Selling, general and administrative expenses	9.2%	22.5%	N/A	12.3%	9.2%	25.6%	N/A	13.8%

Operating partner commissions increased $5.7 million, or 6.8%, to $90.2 million for the year ended June 30, 2017 primarily due to increased commissions resulting from increases in net revenues from strategic operating partners.

Personnel costs decreased $2.2 million, or 4.1%, to $51.9 million for the year ended June 30, 2017. The decrease is attributable to workforce reduction at On Time made in connection with the loss of a significant customer in the prior fiscal year along with a reduction in headcount due to a consolidation of operating locations.

Selling, general and administrative (“SG&A”) expenses decreased $1.7 million, or 6.8%, to $24.0 million for the year ended June 30, 2017. The decrease is primarily due to decreases in professional service fees associated with litigation and acquisitions in the prior year, partially offset by increased facilities and office expenses associated with the Lomas and DLT acquisitions.

Depreciation and amortization costs increased $0.3 million, or 2.6%, to $12.3 million for the year ended June 30, 2017, primarily due to increased amortization associated with recent acquisitions.

Transition and lease termination costs decreased $3.6 million, or 62.0%, to $2.3 million for the year ended June 30, 2017. The United States amount in the current period primarily represents non-recurring personnel costs for SBA that are being eliminated in connection with the winding down of SBA’s historical back-office operations. The comparable prior period consists of consolidation efforts in our New York locations, as well as non-recurring personnel costs for SBA. The Canada amounts represent consolidation and lease termination at the Wheels Toronto location.

Impairment of acquired intangible assets is attributable to the customer related intangibles associated with On Time.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $2.4 million, or 242.1%, to $3.4 million for the year ended June 30, 2017. The change is primarily attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $3.1 million, or 62.1%, to $1.9 million for the year ended June 30, 2017 primarily due to the loss on write off of loan fees following the early repayment of indebtedness used to acquires Wheels, resulting in lower interest expense in the current year, partially offset by foreign exchange gains.

Our change in net income (loss) is driven principally by increased net revenues and decreased operating and interest expenses compared to the prior year, partially offset by an increase in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2017 and 2016 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year Ended June 30, 2017				Year Ended June 30, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$173,742	$20,894	$—	$194,636	$167,602	$19,059	$—	$186,661

Net income (loss) attributable to common stockholders	$26,230	$3,850	$(27,264)	$2,816	$23,263	$(74)	$(28,754)	$(5,565)
Plus: Preferred stock dividends	—	—	2,046	2,046	—	—	2,046	2,046
Net income (loss) attributable to Radiant Logistics, Inc.	26,230	3,850	(25,218)	4,862	23,263	(74)	(26,708)	(3,519)

Income tax expense (benefit)	—	—	3,673	3,673	—	—	(1,886)	(1,886)
Depreciation and amortization	2,371	734	9,244	12,349	1,890	671	9,472	12,033
Net interest expense	—	—	2,497	2,497	—	—	4,872	4,872

EBITDA	28,601	4,584	(9,804)	23,381	25,153	597	(14,250)	11,500

Share-based compensation	897	19	388	1,304	798	209	400	1,407
Change in contingent consideration	—	—	3,431	3,431	—	—	1,003	1,003
Acquisition related costs	—	—	944	944	—	407	2,039	2,446
Legal costs	—	—	177	177	—	—	1,066	1,066
Non-recurring costs	—	—	14	14	—	—	279	279
Lease termination costs	(112)	541	137	566	211	2,334	—	2,545
Impairment of acquired intangible assets	—	—	—	—	—	—	3,680	3,680
Loss on write-off of loan fees	—	—	—	—	—	—	1,180	1,180
Foreign exchange loss (gain)	(241)	19	—	(222)	(950)	250	—	(700)

Adjusted EBITDA	29,145	5,163	(4,713)	29,595	25,212	3,797	(4,603)	24,406
Transition costs	1,539	—	—	1,539	2,408	—	—	2,408
Normalized Adjusted EBITDA	$30,684	$5,163	$(4,713)	$31,134	$27,620	$3,797	$(4,603)	$26,814
Adjusted EBITDA as a % of Net Revenues	16.8%	24.7%	N/A	15.2%	15.0%	19.9%	N/A	13.1%
Normalized Adjusted EBITDA as a % of Net Revenues	17.7%	24.7%	N/A	16.0%	16.5%	19.9%	N/A	14.4%

Fiscal year ended June 30, 2016, compared to fiscal year ended June 30, 2015

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the fiscal years ended June 30, 2016 and 2015 (in thousands):

	Year Ended June 30, 2016				Year Ended June 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$543,155	$4,156	$(358)	$546,953	$434,976	$3,427	$—	$438,403
Brokerage	134,387	97,338	(4,316)	227,409	37,575	25,881	(941)	62,515
	677,542	101,494	(4,674)	774,362	472,551	29,308	(941)	500,918

Cost of transportation
Forwarding	392,612	3,425	(358)	395,679	321,704	2,112	—	323,816
Brokerage	122,277	82,278	(4,316)	200,239	33,805	22,262	(941)	55,126
	514,889	85,703	(4,674)	595,918	355,509	24,374	(941)	378,942

Net transportation revenue
Forwarding	150,543	731	—	151,274	113,272	1,315	—	114,587
Brokerage	12,110	15,060	—	27,170	3,770	3,619	—	7,389
	162,653	15,791	—	178,444	117,042	4,934	—	121,976
Net transportation margins	24.0%	15.6%		23.0%	24.8%	16.8%		24.4%

Other value-added services	4,949	3,268	—	8,217	1,132	615	—	1,747
Net revenues	$167,602	$19,059	$—	$186,661	$118,174	$5,549	$—	$123,723

Forwarding revenue was $547.0 million and $438.4 million for the years ended June 30, 2016 and 2015, respectively. The increase of $108.6 million, or 24.8%, is primarily attributable to the acquisition of Wheels and SBA, a full year of revenues for DCA and the addition of several new strategic operating partner locations. Forwarding net transportation revenue was $151.3 million and $114.6 million for the years ended June 30, 2016 and 2015, respectively. Net forwarding transportation margins increased from 26.1% to 27.7%, primarily due to changes in product mix.

Brokerage revenue was $227.4 million and $62.5 million for the years ended June 30, 2016 and 2015, respectively. The increase of $164.9 million, or 263.8%, is primarily attributable a full year of revenues for Wheels. Brokerage net transportation revenue was $27.2 million and $7.4 million for the years ended June 30, 2016 and 2015, respectively. Net brokerage transportation margins increased from 11.8% to 11.9%.

Other value-added services were $8.2 million and $1.7 million for the years ended June 30, 2016 and 2015, respectively.

The following table compares condensed consolidated statements of operations data by geographic operating segments for the fiscal years ended June 30, 2016 and 2015 (in thousands):

	Year Ended June 30, 2016				Year Ended June 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$167,602	$19,059	$—	$186,661	$118,174	$5,549	$—	$123,723

Operating partner commissions	84,475	—	—	84,475	60,356	—	—	60,356
Personnel costs	40,296	10,812	3,023	54,131	28,608	3,155	2,462	34,225
Selling, general and administrative expenses	15,493	4,874	5,364	25,731	9,786	1,548	4,050	15,384
Depreciation and amortization	1,890	671	9,472	12,033	798	167	5,394	6,359
Transition and lease termination costs	3,339	2,606	—	5,945	678	92	—	770
Impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Change in contingent consideration	—	—	1,003	1,003	(3,921)	—	—	(3,921)

Total operating expenses	145,493	18,963	22,542	186,998	96,305	4,962	11,906	113,173

Income (loss) from operations	22,109	96	(22,542)	(337)	21,869	587	(11,906)	10,550
Other income (expense)	1,220	(170)	(6,052)	(5,002)	(471)	(252)	(1,856)	(2,579)

Income (loss) before income tax expense	23,329	(74)	(28,594)	(5,339)	21,398	335	(13,762)	7,971
Income tax benefit (expense)	—	—	1,886	1,886	—	—	(2,016)	(2,016)

Net income (loss)	23,329	(74)	(26,708)	(3,453)	21,398	335	(15,778)	5,955
Less: Net income attributable to non- controlling interest	(66)	—	—	(66)	(80)	—	—	(80)

Net income (loss) attributable to Radiant Logistics, Inc.	23,263	(74)	(26,708)	(3,519)	21,318	335	(15,778)	5,875
Less: Preferred stock dividends	—	—	(2,046)	(2,046)	—	—	(2,046)	(2,046)

Net income (loss) attributable to common stockholders	$23,263	$(74)	$(28,754)	$(5,565)	$21,318	$335	$(17,824)	$3,829

	Year Ended June 30, 2016				Year Ended June 30, 2015
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.4%	0.0%	N/A	45.3%	51.1%	0.0%	N/A	48.8%
Personnel costs	24.0%	56.7%	N/A	29.0%	24.2%	56.9%	N/A	27.7%
Selling, general and administrative expenses	9.2%	25.6%	N/A	13.8%	8.3%	27.9%	N/A	12.4%

Operating partner commissions increased $24.1 million, or 40.0%, to $84.5 million for the year ended June 30, 2016 primarily due to a full year of operations of SBA which added approximately 40 strategic operating partner locations whom are paid commissions, changes in sales mix with a higher percentage of domestic revenues, which tend to create higher commissions, compared to international revenues, and new strategic operating partners who joined the Radiant network.

Personnel costs increased $19.9 million, or 58.2%, to $54.1 million for the year ended June 30, 2016 primarily due to a full year of operations associated with the acquisitions of Wheels, SBA, DCA and Highways, as well as increased investment in the management structure of the organization.

SG&A expenses increased $10.3 million, or 67.3%, to $25.7 million for the year ended June 30, 2016 primarily due to normal expenses associated with the acquisitions of Wheels, SBA, DCA and Highways which included increased costs for facilities, IT, communication and travel. Additionally, increased professional fees, insurance and claims were incurred due to an overall larger organization after recent acquisitions, offset partially by lower legal fees.

Depreciation and amortization costs increased $5.6 million, or 89.2%, to $12.0 million for the year ended June 30, 2016 primarily due to increased amortization associated with a full year of the Wheels, SBA, DCA and Highways acquisitions from fiscal year 2015.

Transition and lease termination costs increased $5.1 million, or 672.1%, to $5.9 million for the year ended June 30, 2016. Transition and lease termination costs for the year ended June 30, 2016 were due to consolidation at the Wheels Toronto location and non-recurring personnel costs in connection with the winding-down of SBA’s historical back-office operations.

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

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. Change in contingent consideration increased $4.9 million, or 125.6%, to $1.0 million for the year ended June 30, 2016. The change is primarily attributable to an increase in management’s estimates of future payouts with respect to DCA, PCA, and Highways, offset by a decrease in management’s estimated future payouts for On Time, as it did not achieve its specified operating objectives.

Other expenses increased $2.4 million, or 94.0%, to $5.0 million for the year ended June 30, 2016 primarily due to higher interest expense on indebtedness used to acquire Wheels and a loss on write off of loan fees, partially offset by foreign exchange gains.

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

The following table provides a reconciliation for the fiscal years ended June 30, 2016 and 2015 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year Ended June 30, 2016				Year Ended June 30, 2015
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$167,602	$19,059	$—	$186,661	$118,174	$5,549	$—	$123,723

Net income (loss) attributable to common stockholders	$23,263	$(74)	$(28,754)	$(5,565)	$21,318	$335	$(17,824)	$3,829
Plus: Preferred stock dividends	—	—	2,046	2,046	—	—	2,046	2,046
Net income (loss) attributable to Radiant Logistics, Inc.	23,263	(74)	(26,708)	(3,519)	21,318	335	(15,778)	5,875

Income tax expense (benefit)	—	—	(1,886)	(1,886)	—	—	2,016	2,016
Depreciation and amortization	1,890	671	9,472	12,033	798	167	5,394	6,359
Net interest expense	—	—	4,872	4,872	—	—	1,856	1,856

EBITDA	25,153	597	(14,250)	11,500	22,116	502	(6,512)	16,106

Share-based compensation	798	209	400	1,407	790	62	263	1,115
Change in contingent consideration	—	—	1,003	1,003	(3,921)	—	—	(3,921)
Acquisition related costs	—	407	2,039	2,446	—	243	1,802	2,045
Legal costs	—	—	1,066	1,066	—	—	601	601
Non-recurring costs	—	—	279	279	—	—	—	—
Lease termination costs	211	2,334	—	2,545	491	92	—	583
Impairment of acquired intangible assets	—	—	3,680	3,680	—	—	—	—
Loss on write-off of loan fees	—	—	1,180	1,180	—	—	—	—
Foreign exchange loss (gain)	(950)	250	—	(700)	471	268	—	739

Adjusted EBITDA	25,212	3,797	(4,603)	24,406	19,947	1,167	(3,846)	17,268
Transition costs	2,408	—	—	2,408	158	—	—	158
Normalized Adjusted EBITDA	$27,620	$3,797	$(4,603)	$26,814	$20,105	$1,167	$(3,846)	$17,426
Adjusted EBITDA as a % of Net Revenues	15.0%	19.9%	N/A	13.1%	16.9%	21.0%	N/A	14.0%
Normalized Adjusted EBITDA as a % of Net Revenues	16.5%	19.9%	N/A	14.4%	17.0%	21.0%	N/A	14.1%

Liquidity and Capital Resources

Fiscal year ended June 30, 2017 compared to fiscal year ended June 30, 2016

Net cash provided by operating activities was $14.9 million and $21.4 million for the years ended June 30, 2017 and 2016, respectively. The cash provided primarily consisted of net income or loss adjusted for depreciation and amortization and changes in accounts payable and accounts receivable.

Net cash used for investing activities was $16.3 million and $4.4 million for the years ended June 30, 2017 and 2016, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $11.5 million and $0.8 million for the years ended June 30, 2017 and 2016, respectively. Cash paid for purchases of technology and equipment was $4.9 million and $3.7 million for the years ended June 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $2.5 million for the year ended June 30, 2017 and net cash used for financing activities was $19.6 million for the year ended June 30, 2016. The cash provided or used by financing activities primarily consisted of proceeds from or repayments to the credit facility, borrowings and repayment of notes payable, common stock offering, payments of contingent consideration and payments of preferred stock dividends. Proceeds from the credit facility were $4.0 million for the year ended June 30, 2017 and repayments to the credit facility were $27.9 million for the year ended June 30, 2016. Repayments of notes payable were $2.4 million and $26.3 million for the years ended June 30, 2017 and 2016 respectively, and proceeds from notes payable was $7.6 million for the year ended June 30, 2017. Net proceeds from the common stock offering was $38.4 million for the year ended June 30, 2016. Payments of contingent consideration were $3.4 million and $1.5 million for the years ended June 30, 2017 and 2016, respectively. Payments of preferred stock dividends were $2.0 million for each of the years ended June 30, 2017 and 2016.

Fiscal year ended June 30, 2016 compared to fiscal year ended June 30, 2015

Net cash provided by operating activities was $21.4 million and $2.1 million for the years ended June 30, 2016 and 2015, respectively. The cash provided primarily consisted of net income or loss adjusted for amortization, contingent consideration, loss on the write-off of loan fees, lease termination costs, and changes in operating assets and liabilities (primarily the changes in accounts receivable and accounts payable).

Net cash used for investing activities was $4.4 million and $47.9 million for the years ended June 30, 2016 and 2015, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $0.8 million and $44.0 million for the years ended June 30, 2016 and 2015, respectively. Cash paid for purchases of technology and equipment was $3.7 million and $4.1 million for the years ended June 30, 2016 and 2015, respectively.

Net cash used for financing activities was $19.6 million for the year ended June 30, 2016, compared to net cash provided of $50.6 million for the year ended June 30, 2015. The cash provided or used by financing activities primarily consisted of proceeds from or repayments to the credit facility, borrowings and repayment of notes payable, common stock offering, payments of contingent consideration and payments of preferred stock dividends. Repayments to the credit facility were $27.9 million for the year ended June 30, 2016 and borrowings from the credit facility were $30.6 million for the year ended June 30, 2015. Repayments of notes payable were $26.3 million and proceeds from notes payable were $25.5 million for the years ended June 30, 2016 and 2015, respectively. Net proceeds from the common stock offering was $38.4 million for the year ended June 30, 2016. Payments of contingent consideration were $1.5 million and payments of preferred stock dividends were $2.0 million for each of the years ended June 30, 2016 and 2015.

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

Acquisitions

Below are descriptions of recent material acquisitions in the last three fiscal years including a breakdown of consideration paid at closing and future potential earn-out payments. We define “material acquisitions” as those with aggregate projected consideration of $14.0 million or more.

On April 2, 2015, we acquired Wheels Group, Inc., one of the largest 3PL and transportation service providers in Canada, for aggregate consideration of approximately CAD$33.8 million and 6,900,000 shares of our common stock, in addition to the refinancing of Wheels’ outstanding indebtedness of approximately CAD$32.0 million. Wheels provides 3PL intermodal and truck brokerage services throughout the United States and Canada along with third-party logistics solutions and value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets.

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. During the year ended June 30, 2017, we spent approximately $4.0 million on enhancing our technology and software systems in order to increase our operating efficiency. We intend to spend in excess of $3.0 million during the fiscal year ended June 30, 2018 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

Senior Credit Facility

We have the USD$75.0 million “Senior Credit Facility” with Bank of America, N.A., on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan). The Senior Credit Facility matures on June 14, 2022 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility were used to fund the Wheels acquisition and are available for future acquisitions, certain debt repayment and for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

The co-borrowers of the Senior Credit Facility include the following: (i) with respect to U.S. obligations under the Senior Credit Facility, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Express Company, Radiant Global Logistics (CA), Service By Air, Inc., Highways and Skyways, Inc., and Radiant Trade Services, Inc.; and (ii) with respect to Canadian obligations under the Senior Credit Facility, Wheels International Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc. and Wheels Associate Carriers Inc. As co-borrowers under the Senior Credit Facility, the accounts receivable of the foregoing entities are eligible for inclusion within the overall borrowing base of the Company and all borrowers are responsible for repayment of the debt associated with applicable advances (U.S. or Canadian) under the Senior Credit Facility. In addition, we and our U.S. subsidiaries guarantee both the U.S. and Canadian obligations under the Senior Credit Facility, while our Canadian subsidiaries guarantee only the Canadian obligations under the Senior Credit Facility.

The terms of the Senior Credit Facility are subject to a financial covenant which may limit the amount otherwise available under such facility. The covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.0 to 1.0 during any period (the “Trigger Period”) in which we are in default under the Senior Credit Facility, if total availability falls below $10.0 million or if U.S. availability is less than $6.0 million.

Under the terms of the Senior Credit Facility, we are permitted to make additional acquisitions without the consent of the senior lenders only if certain conditions are satisfied. The conditions imposed by the Senior Credit Facility include the following: (i) the absence of an event of default under the Senior Credit Facility, (ii) the acquisition must be consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States or certain other approved jurisdictions, and have a positive EBITDA for the 12 month period most recently ended prior to such acquisition, (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions, (v) after giving effect for the funding of the acquisition, we must have availability under the Senior Credit Facility of at least the greater of 15% of the U.S.-based borrowing base and Canadian-based borrowing base or $15.0 million, and U.S. availability of at least $10.0 million, and (vi) the pro forma fixed charge coverage ratio is at least 1.1 to 1.0. In the event that we are not able to satisfy the conditions of the Senior Credit Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the consent of the senior lenders, or retire the Senior Credit Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

As of June 30, 2017, we have gross availability of $65.9 million, net of $13.8 million in advances and letter of credit reserves of approximately $0.3 million with approximately $51.8 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Senior Secured Integrated Private Debt Fund IV LP Term Loan and Fund V Term Loan

On April 2, 2015, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from IPD IV pursuant to the IPD IV Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first 12 months and will make blended principal and interest through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by IPD.

In connection with our acquisition of Lomas, Wheels obtained a CAD$10.0 million senior secured Canadian term loan from IPD V pursuant to the IPD V Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

The loans may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date, and (ii) the face value of the principal amount being prepaid.

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of our assets.

The terms of the loan are subject to certain financial covenants, which require us to maintain (i) a fixed charge coverage ratio of 1.1 to 1.0 during any Trigger Period, (ii) a debt service coverage ratio of at least 1.2 to 1.0 and (iii) a senior debt to EBITDA ratio of at least 3.0 to 1.0.

Under the terms of the IPD Loan Agreements, we are permitted to make additional acquisitions without IPD’s consent only if certain conditions are satisfied, including, among others: (i) the equity interests or property acquired in such acquisition constitute a business reasonably related to our business or the business of Wheels; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) we or Wheels shall have provided IPD with at least 10 business days prior written notice of such acquisition that must include certain descriptive information and pro forma information regarding the acquisition; (iv) such person whose equity interests or property are being acquired shall have, as of the last day of the most recent fiscal quarter of such person, actual (or pro forma to the extent approved in writing by IPD) positive EBITDA and net income, in each case for the 12 month period ending on such date; (v) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $10.0 million for any single transaction and $25.0 million in the aggregate, in any fiscal year or such greater amount approved in writing by IPD; provided, however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of Radiant during the twelve-month period prior to the closing of such acquisition (as described below); (vi) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; (vii) the assets subject to the acquisition are free from all liens except those permitted under the IPD Loan Agreements; (viii) the post-closing U.S. availability under the Senior Credit Facility is at least $10 million on a pro forma basis and (ix) the pro forma fixed charge coverage ratio is at least 1.1 to 1.0.

Contractual Obligations

The following table reflects our contractual obligations as of June 30, 2017:

(In thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Senior Credit Facility (1)	$13,780	$—	$—	$13,780	$—
Long-term debt (2)	34,512	5,099	9,990	9,990	9,433
Contingent consideration (3)	13,148	2,502	6,389	4,257	—
Lease termination and transition costs	2,014	1,210	804	—	—
Operating lease obligations	34,891	8,545	15,531	10,251	564
Preferred dividends (4)	10,228	2,046	4,091	4,091	—

Total contractual obligations	$108,573	$19,402	$36,805	$42,369	$9,997

(1) Credit facility expires in 2022 and interest has not been included.
(2) Amount includes Senior Secured Loans of $27,514, with a carrying value of CAD$35,667, and related interest.
(3) Represents the known maximum undiscounted contingent consideration obligations that may become payable in each period.

(4) We have the option to redeem Series A Preferred Shares beginning December 2018. This table assumes no repurchases and payment of dividends for five years as the future amounts cannot be determined.

Actual amounts of contractual obligations may differ from estimated amounts due to changes in foreign currency exchange rates. We do not have any other material commitments that have not been disclosed elsewhere. For additional information regarding our indebtedness and contingent consideration, see Note 6 and Note 9, respectively of the “Notes to the consolidated financial statements” contained elsewhere in this report.

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 of the “Notes to the consolidated financial statements” contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $20,000.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Senior Credit Facility, we will incur $42,500 of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $10,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radiant Logistics, Inc. including the notes thereto and the report of our independent registered public accounting firm are included in this report commencing at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2017, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment based on the criteria of the COSO, we concluded that, as of June 30, 2017, our internal control over financial reporting is effective at the reasonable assurance level.

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

Peterson Sullivan LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting as of June 30, 2017, which is set forth on page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	53	Chief Executive Officer and Chairman of the Board of Directors
Jack Edwards	72	Director
Richard P. Palmieri	64	Director
Michael Gould.	53	Director
Arnold Goldstein	63	Senior Vice President & Chief Commercial Officer
Todd E. Macomber	53	Senior Vice President & Chief Financial Officer
Joseph Bento	54	Senior Vice President & Chief Operating Officer of Freight Forwarding Operations
Tim Boyce	57	Senior Vice President & Chief Operating Officer of Rail and Truck Brokerage Operations

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

Bohn H. Crain. Mr. Crain has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2005. Mr. Crain brings approximately 25 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Managing Member of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation and logistics sector. Prior to founding Radiant, Mr. Crain served as the Executive Vice President and the Chief Financial Officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the Executive Vice President and Chief Financial Officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001 he served as the Vice President and Treasurer of Florida East Coast Industries, Inc., a New York Stock Exchange listed company engaged in railroad and real estate businesses. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., a Fortune 500 transportation company listed on the New York Stock Exchange, and several of its subsidiaries. He also serves on the Board of Trustees for Eastside Preparatory School in Bellevue, Washington. Mr. Crain earned a Bachelor of Arts in Business Administration with an emphasis in Accounting from the University of Texas. As a result of these and other professional experiences, Mr. Crain possesses particular knowledge and experience in logistics management, industry trends, business operations and accounting that strengthen the Board’s collective qualifications, skills, and experience.

Jack Edwards. Mr. Edwards was appointed as a director in December 2011. Mr. Edwards is an independent business executive who since 2002 has been providing strategic, investment and operational advisory services to a broad range of corporate and private equity clients and boards. From 2001 through 2002, he was the President and Chief Executive Officer of American Medical Response, Inc., a provider of private ambulatory services. Prior to this, Mr. Edwards served as the President and Chief Executive Officer at a variety of logistics and freight-forwarding companies, including Danzas Corporation and ITEL Transportation Group. Previously, he held senior executive positions at Circle International, American President Lines and The Southern Pacific Transportation Company. Mr. Edwards has served as a director of several publicly traded corporations, including Laidlaw Inc. (NYSE), ITEL Corp. (NYSE) and Sun Gro Horticulture Canada Ltd. (TSX) where he served as Chairman of the Board. Mr. Edwards currently serves as a director for Adelante Media Group and Zonar Systems. Mr. Edwards received a Bachelor of Science in Food Science and Technology from the University of California, Davis, and a Masters of Business Administration in Marketing from the University of Oregon. As a result of these and other professional experiences, Mr. Edwards possesses particular knowledge and experience in the transportation and logistics industry, along with business combinations and financial management, that strengthen the Board’s collective qualifications, skills, and experience.

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

Joseph Bento. Mr. Bento joined the Company in January 2016 and served as Senior Vice President of Operations until his appointment to Senior Vice President and Chief Operating Officer of Freight Forwarding Operations in mid-2016. Prior to joining the Company, Mr. Bento served in a variety of significant roles within the transportation industry, including, from September 2012 to April 2016, as the Chief Sales Officer of SEKO Logistics; and from 1998 to 2012, in various leadership roles at Eagle Global Logistics and its successor, CEVA Logistics. Mr. Bento earned a Bachelor of Science in Finance from California State University – Long Beach.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as part of this Report

(1) Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2017, 2016 and 2015

Notes to the Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under the Exhibit Index below.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

2.2	Stock Purchase Agreement by and between Radiant Logistics, Inc. and Service by Air, Inc.		8-K		2.1	6/8/15

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.1	7/19/11

3.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

3.5	Certificate of Designations, Preferences and Rights of 9.75% cumulative Redeemable Perpetual Preferred Stock		10-K/A	6/30/14	3.6	7/15/15

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce+		8-K		10.4	4/8/15

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+		10-K	6/30/16	10.5	9/13/16

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.7	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.8	Discretionary Management Incentive Compensation Plan effective July 1, 2012+		8-K		10.5	5/14/12

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
10.10

Second Amendment and Restated Loan and Security Agreement dated June 14, 2017 by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners, LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Radiant Global Logistics (CA), Inc., Radiant Trade Services, Inc., Service by Air, Inc., Highways & Skyways Inc., Wheels International Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc., Wheels Associate Carriers Inc. and Bank of America, N.A.

			8-K		10.1	6/20/17

10.11	$29,000,000 Credit Facilities Loan Agreement dated April 2, 2015 by and among Wheels Group Inc. and Integrated Private Debt Fund IV LP.		8-K		10.2	4/8/15

10.12	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

10.13	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.5	2/12/13

10.14	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.7	2/12/13

10.15	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.8	2/12/13

10.16	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.1	11/9/16

10.17	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.2	11/9/16

10.18	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.3	11/9/16

10.19	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.4	11/9/16
10.20	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/16	10.1	2/8/17

10.21	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/16	10.2	2/8/17

14.1	Code of Business Conduct and Ethics+		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

Incorporated by Reference
Exhibit Number	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
23.1	Consent of Peterson Sullivan LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.DEF	XBRL Taxonomy Extension Definition	X

101.LAB	XBRL Taxonomy Extension Label	X

101.PRE	XBRL Taxonomy Extension Presentation	X

+Compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: September 12, 2017	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Edwards	Director	September 12, 2017
Jack Edwards

/s/ Richard P. Palmieri	Director	September 12, 2017
Richard P. Palmieri

/s/ Michael Gould	Director	September 12, 2017
Michael Gould

/s/ Bohn H. Crain	Chairman and	September 12, 2017
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 12, 2017
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

RADIANT LOGISTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. (“the Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. We also have audited the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radiant Logistics, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, Radiant Logistics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

September 12, 2017

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,808	$4,768
Accounts receivable, net of allowance of $1,599 and $1,806, respectively	116,327	101,035
Employee and other receivables	251	635
Income tax deposit	432	1,525
Prepaid expenses and other current assets	6,902	5,410
Total current assets	129,720	113,373

Technology and equipment, net	15,227	12,453

Acquired intangibles, net	74,729	71,941
Goodwill	66,779	62,888
Deposits and other assets	3,085	2,814
Total long-term assets	144,593	137,643
Total assets	$289,540	$263,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$85,490	$75,071
Commissions payable	10,843	8,280
Other accrued costs	4,778	5,331
Due to former shareholders of acquired operations	—	50
Current portion of notes payable	3,382	2,416
Current portion of contingent consideration	4,130	3,387
Current portion of transition and lease termination liability	1,210	1,838
Other current liabilities	143	138
Total current liabilities	109,976	96,511

Notes payable, net of current portion	37,040	28,903
Contingent consideration, net of current portion	5,790	4,098
Transition and lease termination liability, net of current portion	804	658
Deferred rent liability	857	851
Deferred tax liability	10,826	12,525
Other long-term liabilities	782	742
Total long-term liabilities	56,099	47,777
Total liabilities	166,075	144,288

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,177,215 and 48,857,506 shares issued, and 49,085,417 and 48,857,506 shares outstanding, respectively	30	30
Additional paid-in capital	116,172	114,392
Treasury stock, at cost, 91,798 and 0 shares, respectively	(253)	—
Deferred compensation	—	(1)
Retained earnings	7,397	4,581
Accumulated other comprehensive income	65	98
Total Radiant Logistics, Inc. stockholders’ equity	123,412	119,101
Non-controlling interest	53	80
Total stockholders’ equity	123,465	119,181
Total liabilities and stockholders’ equity	$289,540	$263,469

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)	Year Ended June 30,
	2017	2016	2015
Revenues	$777,613	$782,579	$502,665
Cost of transportation	582,977	595,918	378,942
Net revenues	194,636	186,661	123,723

Operating partner commissions	90,207	84,475	60,356
Personnel costs	51,930	54,131	34,225
Selling, general and administrative expenses	23,971	25,731	15,384
Depreciation and amortization	12,349	12,033	6,359
Transition and lease termination costs	2,260	5,945	770
Impairment of acquired intangible assets	—	3,680	—
Change in contingent consideration	3,431	1,003	(3,921)
Total operating expenses	184,148	186,998	113,173

Income (loss) from operations	10,488	(337)	10,550

Other income (expense):
Interest income	25	47	17
Interest expense	(2,522)	(4,919)	(1,873)
Loss on write-off of loan fees	—	(1,180)	—
Foreign exchange gain (loss)	222	700	(739)
Other	379	350	16
Total other expense:	(1,896)	(5,002)	(2,579)

Income (loss) before income tax expense	8,592	(5,339)	7,971

Income tax benefit (expense)	(3,673)	1,886	(2,016)

Net income (loss)	4,919	(3,453)	5,955
Less: Net income attributable to non-controlling interest	(57)	(66)	(80)

Net income (loss) attributable to Radiant Logistics, Inc.	4,862	(3,519)	5,875
Less: Preferred stock dividends	(2,046)	(2,046)	(2,046)

Net income (loss) attributable to common stockholders	$2,816	$(5,565)	$3,829

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(33)	493	(395)
Comprehensive income (loss)	$2,783	$(5,072)	$3,434

Net income (loss) per common share:
Basic	$0.06	$(0.11)	$0.11
Diluted	$0.06	$(0.11)	$0.10

Weighted average shares outstanding:
Basic shares	48,840,797	48,413,361	36,446,778
Diluted shares	49,993,595	48,413,361	38,021,511

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Stockholders’ Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Earnings	Income	Interest	Equity
Balance as of June 30, 2014	839,200	$1	34,326,308	$16	$34,559	$—	$(9)	$6,317	$—	$41	$40,925
Issuance of common stock to former shareholders of acquired operations	—	—	7,039,690	7	39,409	—	—	—	—	—	39,416
Issuance of common stock to Operating Partner	—	—	56,819	—	109	—	—	—	—	—	109
Share-based compensation	—	—	—	—	1,110	—	—	—	—	—	1,110
Amortization of deferred compensation	—	—	—	—	—	—	5	—	—	—	5
Cashless exercise of stock options	—	—	1,140,407	1	(3,784)	—	—	—	—	—	(3,783)
Tax benefit from exercise of stock options	—	—	—	—	3,256	—	—	—	—	—	3,256
Preferred dividends paid	—	—	—	—	—	—	—	(2,046)	—	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(59)	(59)
Net income	—	—	—	—	—	—	—	5,875	—	80	5,955
Comprehensive loss	—	—	—	—	—	—	—	—	(395)	—	(395)

Balance as of June 30, 2015	839,200	$1	42,563,224	$24	$74,659	$—	$(4)	$10,146	$(395)	$62	$84,493
Issuance of common stock at $6.75 per share, net of underwriting and offering costs of $2,970	—	—	6,133,334	6	38,424	—	—	—	—	—	38,430
Issuance of common stock to former shareholders of acquired operations	—	—	7,385	—	31	—	—	—	—	—	31
Share-based compensation	—	—	—	—	1,404	—	—	—	—	—	1,404
Amortization of deferred compensation	—	—	—	—	—	—	3	—	—	—	3
Cashless exercise of stock options	—	—	153,949	—	(264)	—	—	—	—	—	(264)
Cancellation of restricted stock awards	—	—	(386)	—	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	138	—	—	—	—	—	138
Preferred dividends paid	—	—	—	—	—	—	—	(2,046)	—	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(48)	(48)
Net income (loss)	—	—	—	—	—	—	—	(3,519)	—	66	(3,453)
Comprehensive income	—	—	—	—	—	—	—	—	493	—	493

Balance as of June 30, 2016	839,200	$1	48,857,506	$30	$114,392	$—	$(1)	$4,581	$98	$80	$119,181
Issuance of common stock to former shareholders of acquired operations	—	—	160,329	—	905	—	—	—	—	—	905
Repurchase of common stock	—	—	(91,798)	—	—	(253)	—	—	—	—	(253)
Share-based compensation	—	—	—	—	1,303	—	—	—	—	—	1,303
Amortization of deferred compensation	—	—	—	—	—	—	1	—	—	—	1
Cashless exercise of stock options	—	—	159,380	—	(428)	—	—	—	—	—	(428)
Preferred dividends paid	—	—	—	—	—	—	—	(2,046)	—	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(84)	(84)
Net income	—	—	—	—	—	—	—	4,862	—	57	4,919
Comprehensive income	—	—	—	—	—	—	—	—	(33)	—	(33)
Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	$—	$7,397	$65	$53	$123,465

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)	Year Ended June 30,
	2017	2016	2015
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$4,919	$(3,453)	$5,955
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	1,304	1,407	1,115
amortization of intangibles	8,512	8,560	5,394
depreciation and leasehold amortization	3,837	3,473	965
deferred income tax benefit	(1,713)	(3,134)	(1,756)
amortization of loan fees	317	388	145
change in contingent consideration	3,431	1,003	(3,921)
loss on impairment of acquired intangible assets	—	3,680	—
loss on write-off of loan fees	—	1,180	—
transition and lease termination costs	721	3,537	524
loss (gain) on disposal of technology and equipment	(29)	42	56
change in (recovery of) provision for doubtful accounts	(207)	255	(170)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(15,102)	25,684	(3,289)
employee and other receivables	384	(525)	140
income tax deposit	1,089	710	(4,252)
prepaid expenses, deposits and other assets	(1,463)	431	(691)
accounts payable and accrued transportation costs	10,411	(16,369)	779
commissions payable	1,813	(1,170)	1,438
other accrued costs	(552)	(2,368)	464
other liabilities	17	(374)	(349)
deferred rent liability	8	(290)	247
payments of contingent consideration	(1,645)	(15)	—
transition and lease termination liability	(1,201)	(1,246)	(743)
Net cash provided by operating activities	14,851	21,406	2,051

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year, net of cash acquired	(11,515)	(800)	(44,031)
Purchases of technology and equipment	(4,935)	(3,697)	(4,092)
Proceeds from sale of technology and equipment	191	810	233
Payments to former shareholders of acquired operations	(50)	(684)	—
Net cash used for investing activities	(16,309)	(4,371)	(47,890)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net of credit fees	3,983	(27,942)	30,566
Proceeds from notes payable	7,575	—	25,548
Payments of loan fees	(471)	—	(1,353)
Repayments of notes payable	(2,354)	(26,285)	—
Proceeds from stock offering, net of offering costs	—	38,430	—
Proceeds from sale of common stock	—	—	109
Payments of shelf registration costs	—	—	(158)
Purchases of treasury stock	(253)	—	—
Payments of contingent consideration	(3,446)	(1,541)	(1,457)
Payments of preferred stock dividends	(2,046)	(2,046)	(2,046)
Distributions to non-controlling interest	(84)	(48)	(59)
Payments of employee tax withholdings related to cashless stock option exercises	(428)	(264)	(3,784)
Tax benefit from exercise of stock options	—	138	3,256
Net cash provided by (used for) financing activities	2,476	(19,558)	50,622

Effect of exchange rate changes on cash and cash equivalents	22	23	(395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,040	(2,500)	4,388
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,768	7,268	2,880

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,808	$4,768	$7,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4,720	$2,506	$2,764
Interest paid	$2,196	$4,522	$1,596

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

In December 2014, the Company issued 43,221 shares of common stock at a fair value of $3.90 per share in satisfaction of $168 of the Don Cameron & Associates, Inc. purchase price, resulting in an increase to common stock and additional paid-in capital of $168.

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

In June 2017, the Company issued 84,735 shares of common stock at a fair value of $5.90 per share in satisfaction of $500 of the Dedicated Logistics Technologies, Inc. purchase price, resulting in an increase to common stock and additional paid-in capital of $500.

In June 2017, the Company issued 75,594 shares of common stock at a fair value of $5.35 per share in satisfaction of $405 of the Phoenix Cartage and Air Freight, LLC, earn-out payment for the period ended February 28, 2017, resulting in a decrease to the current portion of contingent consideration, an increase to common stock and additional paid-in capital of $405.

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base which it supports from an extensive network of over 100 operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network which includes 20 Company-owned offices. As a third-party logistics company, the Company has approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for a higher return on invested capital and net cash flows than the Company’s asset-based competitors.

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

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s new truck brokerage and intermodal service offerings, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes which creates opportunities for the Company to more efficiently source and manage its transportation capacity.

In addition to its focus on organic growth, the Company will continue to search for acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to the current platform. As the Company continues to grow and scale its business, it also remains focused on leveraging its back-office infrastructure and technology systems to drive productivity improvement across the organization.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less that are not securing any corporate obligations. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $9,238 and $4,434 as of June 30, 2017 and 2016, respectively.

e)	Concentrations

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

f)	Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third-parties that will be settled in cash. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due in order to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each individual strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, certain strategic operating partners are required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each individual strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve exceed amounts otherwise available in the bad debt reserve account. In these circumstances, deficit bad debt reserve accounts, as well as other deficit balances owed to us by strategic operating partners, are recognized as a receivable in the Company’s financial statements. Other strategic operating partners are not required to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that the Company may withhold all or a portion of future commission checks payable to the individual strategic operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these strategic operating partners. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of June 30, 2017, management believes there are no indications of impairment.

The table below reflects changes in goodwill for the years ending June 30:

(In thousands)	June 30,
	2017	2016
Goodwill, beginning of year	$62,888	$63,089
Wheels acquisition	—	85
SBA acquisition	—	(316)
Other acquisitions	3,891	30

Goodwill, end of year	$66,779	$62,888
i)	Long-Lived Assets

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. During the fiscal year ended June 30, 2016, the Company concluded it had a triggering event requiring assessment of customer related intangibles associated with the On-Time Express, Inc. (“On Time”) acquisition due to loss of customers. As a result, the Company reviewed the customer related intangibles and recorded an impairment loss of $3,680 during the second fiscal quarter. The impairment was measured using future discounted cash flows using Level 3 inputs in the fair market hierarchy. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2017.

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

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through November 2022. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018	$8,545
2019	7,901
2020	7,630
2021	6,340
2022	3,911
Thereafter	564

Total minimum lease payments	$34,891

Rent expense amounted to $5,342, $4,932 and $2,750 for the years ended June 30, 2017, 2016 and 2015, respectively.

l)	Lease Termination and Transition Costs

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

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2015	$255	$29	$—	$284
Lease termination and transitions costs	2,545	992	2,408	5,945
Payments and other	(985)	(340)	(2,408)	(3,733)

Balance as of June 30, 2016	$1,815	$681	$—	$2,496
Lease termination and transitions costs	566	155	1,539	2,260
Payments and other	(767)	(436)	(1,539)	(2,742)

Balance as of June 30, 2017	$1,614	$400	$—	$2,014

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2017, 2016 and 2015, the Company’s contributions under the plan were $764, $700 and $495, respectively.

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

The Company recorded share-based compensation expense of $1,304, $1,407 and $1,115 for the years ended June 30, 2017, 2016 and 2015, respectively.

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

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Year Ended June 30,
	2017	2016	2015
Weighted average basic shares outstanding	48,840,797	48,413,361	36,446,778
Dilutive effect of share-based awards	1,152,798	—	1,574,733

Weighted average dilutive shares outstanding	49,993,595	48,413,361	38,021,511

Potentially dilutive common shares excluded	1,592,897	3,856,368	918,290

r)	Foreign Currency Translation

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for the Company beginning July 1, 2018 and permits the use of either a retrospective or cumulative effect transition method. The Company is in the process of evaluating the adoption impact for each of the Company’s products and services, including any impact on gross versus net revenue recognition. As the Company completes the overall evaluation, it is identifying and preparing to implement changes to the Company’s accounting policies, practices, and controls to support the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this standard will impact the Company’s consolidated financial statements as future minimum lease payments under noncancelable leases totaled approximately $34.9 million as of June 30, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, allowing the recognition of income tax consequences on intra-entity asset transfers. Current GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company has approximately $1.7 million of such assets recorded in deposits and other assets in the consolidated balance sheets and is currently evaluating the impact and timing that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, to address eight specific cash flow issues to reduce existing divergence in practice. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company elected early adoption as of July 1, 2016, applied on a retrospective basis. The primary impact to the Company from this ASU is: 1) cash payments for debt prepayment or debt extinguishment are classified as cash outflows for financing activities; 2) cash payments made soon after an acquisition are classified as cash outflows for investing activities. Cash payments made after a business combination up to the amount of contingent consideration initially recorded are classified as cash outflows for financing activities. Any payments in excess of the amount initially recorded are classified as cash outflows from operating activities. For the year ended June 30, 2016, there was a reclassification of $15 from payments of contingent consideration from financing activities to operating activities.

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

In the prior fiscal year, the Company adopted ASU 2015-03, Imputation of Interest, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2017 Acquisitions

On April 1, 2017, the Company, through a wholly-owned subsidiary acquired Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited. Lomas operates as a third-party logistics provider serving companies across a range of industries including consumer goods, healthcare, food, chemicals and technology and operates from locations in Ontario and British Columbia, Canada. The Lomas acquisition was financed with proceeds from the Integrated Private Debt Fund V LP loan (as defined in Note 6).

On June 1, 2017 the Company, through a wholly-owned subsidiary acquired the assets and operations of its strategic operating partner Dedicated Logistics Technologies, Inc. (“DLT”), a Newark, New Jersey based company. DLT is expected to transition to the Radiant brand and will combine with existing company owned operations in Newark while maintaining separate facilities in Los Angeles, California. The DLT acquisition was financed with proceeds from the Company’s Credit Facility (as defined in Note 6). The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The acquisition date fair value of the consideration transferred for the acquisitions consisted of the following:

(In thousands):
Cash, net of cash acquired	$11,515
Common stock	500
Working capital and other holdbacks	750
Contingent consideration	4,500

$17,265

The purchase price allocation for the acquisitions is as follows:

(In thousands)
Technology and equipment	$1,810
Other assets	295
Intangibles	11,300
Goodwill	3,891

Total assets acquired	17,296

Other liabilities	31

Total liabilities assumed	31

Net assets acquired	$17,265

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

The goodwill recorded is expected to be deductible for income tax purposes over a period of 15 years. The pro forma results of operations have not been presented because the effect of these acquisitions was not material to the consolidated financial statements.

The results of operations for the businesses acquired are included in the Company’s consolidated financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relate to certain tangible assets and liabilities acquired, goodwill and identifiable intangible assets.

Fiscal Year 2016 Acquisition

Copper Logistics, Incorporated

On November 2, 2015, the Company acquired the operations and assets of Copper Logistics, Incorporated (“Copper”), a Minneapolis, Minnesota based company that provides a full range of domestic and international transportation and logistics services across North America. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements. The results of operations for the business acquired are included in the Company’s financial statements as of the date of purchase.

Fiscal Year 2015 Acquisitions

Wheels Group, Inc.

On April 2, 2015, the Company acquired the outstanding stock of Wheels Group, Inc. (“Wheels”). Under an Arrangement Agreement (the “Arrangement”), the Company purchased Wheels for approximately $26.9 million in cash and 6,900,000 shares of the Company’s common stock. The Company was also responsible for a portion of Wheels’ transaction costs, in addition to its own costs. Wheels, founded in 1988, provides truck brokerage and intermodal services throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets. Wheels is one of the largest third-party logistics providers in Canada. Wheels, now formally amalgamated into Wheels International, Inc., provides these services primarily to the food and beverage, consumer packaged goods, frozen foods and refrigerated product, and building products industries. The goodwill recognized is attributable to a larger geographic footprint and an increased service line expansion and is not deductible for tax purposes. The results of operations for Wheels are included in the Company’s consolidated financial statements as of the date of purchase.

Service by Air, Inc.

On June 8, 2015, the Company acquired the outstanding stock of Service by Air, Inc. (“SBA”), a privately-held New York corporation founded in 1976. SBA is a domestic and international freight forwarder serving manufacturers, distributors and retailers through a combination of three company-owned operating locations and forty independent strategic operating partners across North America. The base purchase price was approximately $12.25 million, consisting of $11.4 million paid in cash at closing, and $0.85 million payable net of working capital and other holdbacks. The goodwill recognized is attributable primarily to the expected cost synergies associated with eliminating redundancies and migrating back-office operations of SBA to the Company and is not deductible for tax purposes. The results of operations for SBA are included in the Company’s consolidated financial statements as of the date of purchase.

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

The acquisition date fair value of the consideration transferred consisted of the following:

(In thousands)	Wheels	SBA	Other
Cash, net of cash acquired	$26,948	$10,903	$5,719
Common stock	38,847	—	369
Working capital and other holdbacks	—	573	733
Contingent consideration	—	—	2,025

	$65,795	$11,476	$8,846

The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions.

The purchase price allocation for the acquisitions is as follows:

(In thousands)	Wheels	SBA	Other
Current assets	$36,800	$23,556	$807
Technology and equipment	8,672	112	117
Deferred tax asset	7,880	96	—
Other assets	1,020	1,130	—
Intangibles	59,700	7,082	6,525
Goodwill	28,610	4,310	1,691

Total assets acquired	142,682	36,286	9,140

Other liabilities	34,356	22,083	294
Notes payable	23,078	—	—
Long-term deferred tax liability	19,453	2,727	—

Total liabilities assumed	76,887	24,810	294

Net assets acquired	$65,795	$11,476	$8,846

Fair value of acquired receivables (in thousands):	Wheels	SBA	Other
Gross amount due	$34,903	$18,959	$834
Estimated uncollectible amounts	(268)	(376)	(27)

	$34,635	$18,583	$807

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

The results of operations for the businesses acquired are included in the Company’s consolidated financial statements as of the date of purchase. The fair value estimates for the assets acquired and liabilities assumed recorded in fiscal year 2015 were based upon preliminary calculations and valuations. During fiscal year 2016, certain preliminary fair value estimates changed by an immaterial amount as additional information was obtained causing the Company to modify the amount of recognized goodwill for Wheels and SBA, as well as the estimated working capital holdback for SBA.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	June 30,
	2017	2016
Computer software	$12,848	$8,596
Trailers and related equipment	4,682	4,890
Leasehold improvements	2,363	1,648
Office and warehouse equipment	2,005	794
Computer equipment	1,745	1,416
Furniture and fixtures	788	581

	24,431	17,925
Less: Accumulated depreciation and amortization	(9,204)	(5,472)

	$15,227	$12,453

Depreciation and amortization expense related to technology and equipment was $3,837, $3,473 and $965 for the years ended June 30, 2017, 2016 and 2015, respectively. Computer software includes approximately $4,021 of software currently in development as of June 30, 2017.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	June 30,		Weighted- Average
	2017	2016	Life
Customer related	$96,106	$85,824	7.21 years
Trade names and trademarks	14,977	14,069	11.24 years
Covenants not to compete	850	740	2.43 years

	111,933	100,633
Less: Accumulated amortization	(37,204)	(28,692)

	$74,729	$71,941

Amortization expense amounted to $8,512, $8,560 and $5,394 for the years ended June 30, 2017, 2016 and 2015, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018	$9,683
2019	9,543
2020	9,431
2021	9,368
2022	8,900
Thereafter	27,804

$74,729

NOTE 6 – NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable and other long-term debt consist of the following:

(In thousands)	June 30,
	2017	2016
Long-term Credit Facility	$13,780	$9,766
Senior Secured Loans	27,514	22,081
Other notes payable	149	338
Less: Loan issuance costs	(1,021)	(866)

Total notes payable	40,422	31,319
Less: Current portion	(3,382)	(2,416)

Total notes payable, net of current portion	$37,040	$28,903

Future maturities of notes payable and other long-term debt for each of the next five years ending June 30 and thereafter are as follows:

(In thousands)
2018	$3,382
2019	3,485
2020	3,724
2021	3,979
2022	18,032
Thereafter	8,841

$41,443

Bank of America Credit Facility

The Company has a $75.0 million senior credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (the “Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to a Second Amendment to Amended and Restated Loan and Security Agreement. The Senior Credit Facility includes a $3.5 million sublimit to support letters of credit and matures June 14, 2022.

Borrowings accrue interest based on the Company’s average daily availability at the Lender’s base rate plus 0.25% to 0.75% or for a LIBOR rate contract, LIBOR plus 1.25% to 1.75%. The Senior Credit Facility provides for advances of up to 85% of the eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions. The Senior Credit Facility is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers.

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2017, the Company was in compliance with all of its covenants.

As of June 30, 2017, based on available collateral and $0.3 million in outstanding letter of credit commitments, there was $51.8 million available for borrowing under the Senior Credit Facility.

Senior Secured Loan

In connection with the Company’s acquisition of Wheels, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD IV. This amount is recorded as deposits and other assets in the accompanying consolidated financial statements. The Company made interest-only payments for the first 12 months followed by blended principal and interest payments that will be paid through maturity.

In connection with the Company’s acquisition of Lomas, Wheels obtained a CAD$10.0 million senior secured Canadian term loan from Integrated Private Debt Fund V LP pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

The loans may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date, and (ii) the face value of the principal amount being prepaid.

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of June 30, 2017, the Company was in compliance with all of its covenants.

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

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE American or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of June 30, 2017, the Company was in compliance with this ratio.

Commencing on December 20, 2018, the Company may redeem, at its option, the Series A Preferred Shares, in whole or in part, at a cash redemption price of $25.00 per share plus accrued and unpaid dividends (whether or not declared). Among other things, the Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of the Company’s other securities. Holders of Series A Preferred Shares generally have no voting rights, except if the Company fails to pay dividends on the Series A Preferred Shares for six or more quarterly periods (whether consecutive or not). Under such circumstances, holders of Series A Preferred Shares will be entitled to vote to elect two additional directors to the Company’s board of directors, until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain changes to the terms of the Series A Preferred Shares cannot be made without the affirmative vote of the holders of two-thirds of the outstanding Series A Preferred Shares, voting as a separate class. The Series A Preferred Shares are senior to the Company’s common stock with respect to dividends and distributions, including distributions upon liquidation, dissolution or winding up. The Series A Preferred Shares are listed on the NYSE American under the symbol “RLGT-PA.”

For the year ended June 30, 2017, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $2.4375 per share, totaling $2,046.

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

In January 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program did not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 91,798 shares of its common stock at an average cost of $2.75 per share for an aggregate cost of $253 for the year end June 30, 2017. Prior to this fiscal year, there were no purchases of common stock executed under the repurchase program.

NOTE 8 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by RGL and 60% by RCP, a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third-parties.

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

RLP recorded profits of $95, $110 and $134 for the years ended June 30, 2017, 2016 and 2015, respectively. RCP’s distributable share was $57, $66 and $80 for the years ended June 30, 2017, 2016 and 2015, respectively. The non-controlling interest recorded as a reduction of income in the consolidated statements of operations represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

(In thousands)	June 30,
	2017	2016
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$94	$137
Prepaid expenses and other current assets	—	1

	$94	$138

LIABILITIES AND PARTNERS’ CAPITAL
Other accrued costs	$6	$6
Partners’ capital	88	132

	$94	$138

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of June 30, 2017
	Level 3	Total
Contingent consideration	$9,920	$9,920

	Fair Value Measurements as of June 30, 2016
	Level 3	Total
Contingent consideration	$7,485	$7,485

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the consolidated statements of operations. The Company recorded an increase to contingent consideration of $3,431 and $1,003 for the years ended June 30, 2017 and 2016, respectively, and a decrease of $3,921 for the year ended June 30, 2015. The change in the current period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $13.1 million through earn-out periods measured through May 2020, although there are no maximums on certain earn-out payments. Contingent consideration includes approximately $2.6 million that was earned during fiscal year 2017 and is payable November 2017.

The following table provides a reconciliation of the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2015	$7,613
Increase related to accounting for acquisition	425
Contingent consideration paid	(1,556)
Change in fair value	1,003

Balance as of June 30, 2016	$7,485
Increase related to accounting for acquisition	4,500
Contingent consideration paid	(5,496)
Change in fair value	3,431

Balance as of June 30, 2017	$9,920

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	June 30,
	2017	2016
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$594	$654
Accruals	840	878
Share-based compensation	1,181	919
Technology and equipment basis differences	(3,436)	(3,095)
Goodwill deductible for tax purposes	(367)	(101)
Intangibles	(12,192)	(15,307)
Deferred rent	162	346
Net operating loss carry-forward	1,691	2,860
Other, net	701	321

	$(10,826)	$(12,525)

Income tax expense (benefit) attributable to operations is as follows:

(In thousands)	Year ended June 30,
	2017	2016	2015
Current:
Federal	$4,299	$1,002	$3,445
State	879	176	321
Foreign	202	8	6

Deferred:
Federal	(1,876)	(3,060)	(1,510)
State	(205)	193	(242)
Foreign	374	(205)	(4)

	$3,673	$(1,886)	$2,016

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense (benefit):

(In thousands)	Year ended June 30,
	2017	2016	2015
Tax expense at statutory rate	$2,962	$(1,853)	$2,684
Permanent differences	77	86	59
State income taxes	453	387	18
Foreign income taxes	31	371	150
Transaction costs	—	12	618
Contingent consideration	(2)	(463)	(1,486)
Uncertain tax positions	(15)	(165)	—
Other	167	(261)	(27)

	$3,673	$(1,886)	$2,016

The following table reconciles the Company’s uncertain income tax positions:

(In thousands)	Year ended June 30,
	2017	2016
Balance, beginning of the year	$24	$308
Additions on tax positions related to the current year	—	—
Additions on tax positions related to the prior year	—	24
Other reductions on tax positions taken in prior years	(24)	(148)
Settlements	—	(160)

Balance, end of the year	$—	$24

The Company’s effective tax rate for the year ended June 30, 2017 is higher than the U.S. federal statutory rate primarily due to state taxes and tax expense on the adjustment of ending deferred tax assets for the U.S. margin tax bracket rate. The Company does not have any uncertain tax positions and a minimal net operating loss carryover, due to expire primarily in the 2027 fiscal year.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2014 through June 30, 2017. Tax years which remain subject to examination by state authorities are the years ended June 30, 2013 through June 30, 2017. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2013 through June 30, 2017. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

NOTE 11 – SHARE-BASED COMPENSATION

The Company has two stock-based plans: the 2005 Stock Incentive Plan and the 2012 Stock Option and Performance Award Plan. Each plan authorizes the granting of up to 5,000,000 shares of the Company’s common stock. The plans provide for the grant of stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance shares and performance units. Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five year period from the date of grant.

Stock Awards

The Company grants restricted stock awards and restricted stock units. The Company granted restricted stock awards to certain employees in August 2012. The shares are restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction and generally vest ratably over a five year period. The Company began granting restricted stock units to certain employees in October 2016. One unit is equivalent to one share of common stock. The restricted stock units generally vest after three years. During the years ended June 30, 2017, 2016 and 2015, the Company recognized share-based compensation expense related to stock awards of $170, $3 and $5, respectively. As of June 30, 2017, the Company had approximately $571 of total unrecognized share-based compensation costs related to unvested stock awards which is expected to be recognized over a weighted average period of 2.25 years.

The following table summarizes stock award activity under the plans:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of June 30, 2016	1,078	$1.62
Vested	(1,078)	1.62
Granted	275,281	2.86
Forfeited	(16,645)	2.75

Balance as of June 30, 2017	258,636	$2.86

Stock Options

For the years ended June 30, 2017, 2016 and 2015, the Company recognized share-based compensation expense related to stock options of $1,134, $1,404 and $1,110, respectively. As of June 30, 2017, the Company had approximately $2,673 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.87 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2016	3,855,290	$2.95	6.95	$2,530
Granted	230,000	4.02	—	—
Exercised	(451,209)	2.16	—	1,224
Forfeited	(282,487)	4.19	—	—

Outstanding as of June 30, 2017	3,351,594	$3.02	6.32	$8,035

For the years ended June 30, 2017, 2016 and 2015, the weighted average fair value per share of employee stock options granted was $1.96, $1.96 and $2.57, respectively. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended June 30,
	2017	2016	2015
Risk-free interest rate	1.15 - 2.05%	1.36 - 1.92%	1.45 - 2.01%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	47.97 - 48.02%	46.60 - 53.49%	55.58 - 62.56%
Expected dividend yield	0.00%	0.00%	0.00%

The following table summarizes outstanding and exercisable options by price range as of June 30, 2017:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
$0.00 - $0.49	350,000	1.61	$0.25	$1,796	350,000	1.61	$0.25	$1,796
$0.50 - $0.99	14,559	3.40	0.60	70	14,559	3.40	0.60	70
$1.00 - $1.49	115,844	3.82	1.31	471	105,844	3.67	1.30	432
$1.50 - $1.99	356,057	5.77	1.87	1,248	265,783	5.72	1.87	933
$2.00 - $2.49	598,628	5.16	2.28	1,855	463,248	4.85	2.29	1,433
$2.50 - $2.99	120,000	6.67	2.75	316	60,000	6.67	2.75	158
$3.00 - $3.49	608,746	8.04	3.24	1,303	134,757	7.18	3.17	297
$3.50 - $3.99	325,000	7.64	3.89	483	119,000	7.37	3.91	175
$4.00 - $4.49	212,389	7.61	4.19	253	74,947	7.49	4.13	94
$4.50 - $4.99	291,090	7.84	4.59	229	104,429	7.64	4.58	84
$5.00 - $5.49	84,281	7.86	5.27	11	33,725	7.86	5.27	4
$5.50 - $5.99	200,000	7.76	5.63	—	80,000	7.76	5.63	—
$6.00 - $6.49	50,000	9.86	6.18	—	—	—	—	—
$6.50 - $6.99	25,000	8.08	6.77	—	5,000	8.08	6.77	—

	3,351,594	6.32	$3.02	$8,035	1,811,292	5.13	$2.37	$5,476

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record, (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (iv) Ms. Barahona has indicated her desire to resolve this matter through a mediated settlement. Ms. Barahona admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities (“Debtors”), and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which was continued multiple times so that the parties could attempt to obtain the necessary documents. DBA and the Company informally obtained all records within co-defendants’ bankruptcy estate through their trustee’s counsel; however, those records were incomplete and did not contain the requisite time, payroll and personnel records. Based on its belief that the debtors have additional records and in an effort to lift the bankruptcy “stay”, Ms. Barahona obtained the dismissal of the debtors without prejudice from the state court action. The court set a deadline of November 30, 2017, for Ms. Barahona to file her motion for class certification, and set a further status conference for December 14, 2017, to set a briefing schedule for the motion for class certification. The court has also ordered the parties to participate in mediation by August 31, 2017. The Company has been awaiting further action from Ms. Barahona with respect to the foregoing. The mediation has not taken place and the Company is unsure whether the court will issue another order requiring the parties to mediate this matter in the future. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

On January 4, 2017, the parties entered into a Settlement Agreement and Mutual Release, pursuant to which the Company and its co-defendants agreed to pay the Plaintiff the aggregate amount of approximately $0.1 million, which was covered under the Company’s insurance policy, and the parties agreed to release all claims related to the lawsuit. The Court accepted the settlement and the case has been dismissed with prejudice.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2018	2019	2020	2021	Total
Earn-out payments:
Cash	$2,902	$1,548	$1,502	$1,468	$7,420
Equity	1,286	516	501	489	2,792

Total estimated earn-out payments (1)	$4,188	$2,064	$2,003	$1,957	$10,212

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Year Ended June 30, 2017 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$685,173	$96,751	$(4,311)	$777,613
Net revenues	173,742	20,894	—	194,636
Income (loss) from operations	25,726	3,810	(19,048)	10,488
Other income (expense)	561	40	(2,497)	(1,896)
Income (loss) before income tax expense	26,287	3,850	(21,545)	8,592
Depreciation and amortization	2,371	734	9,244	12,349
Technology and equipment, net	13,147	1,350	730	15,227
Transition and lease termination costs	1,582	541	137	2,260
Transition and lease termination liability	400	1,614	—	2,014
Goodwill	45,381	21,398	—	66,779

Year Ended June 30, 2016 (in thousands):
Revenues	$682,491	$104,762	$(4,674)	$782,579
Net revenues	167,602	19,059	—	186,661
Income (loss) from operations	22,109	96	(22,542)	(337)
Other income (expense)	1,220	(170)	(6,052)	(5,002)
Income (loss) before income tax expense	23,329	(74)	(28,594)	(5,339)
Depreciation and amortization	1,890	671	9,472	12,033
Technology and equipment, net	9,360	1,634	1,459	12,453
Transition and lease termination costs	3,339	2,606	—	5,945
Transition and lease termination liability	714	1,782	—	2,496
Goodwill	42,984	19,904	—	62,888

Year ended June 30, 2015 (in thousands)
Revenues	$473,683	$29,923	$(941)	$502,665
Net revenues	118,174	5,549	—	123,723
Income (loss) from operations	21,869	587	(11,906)	10,550
Other expense	(471)	(252)	(1,856)	(2,579)
Income (loss) before income tax expense	21,398	335	(13,762)	7,971
Depreciation and amortization	798	167	5,394	6,359
Technology and equipment, net	9,016	1,972	2,188	13,176
Transition and lease termination costs	678	92	—	770
Transition and lease termination liability	284	—	—	284
Goodwill	43,185	19,904	—	63,089

NOTE 14 – SUBSEQUENT EVENT

On July 14, 2017, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The total declared dividend totaled $511 and was paid on July 31, 2017.

On September 1, 2017, the Company, through a wholly-owned subsidiary, RGL, the Company acquired the operations and assets of Sandifer-Valley Transportation & Logistics, Ltd., a Texas based company providing a full range of domestic and international cross-border services with Mexico. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price, and pro forma results of operations have not been presented because the effect of this acquisition was not material to the financial statements.

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited results of operations for each of the quarters in the years ended June 30, 2017 and 2016 are summarized below:

(In thousands, except per share data)	Quarter Ended,
	June 30, 2017	March 31, 2017	December 31, 2016	September 31, 2016
Revenues	$201,829	$181,771	$198,881	$195,133
Net revenues	49,795	45,709	50,124	49,009
Income from operations	677	2,020	4,425	3,366
Net income (loss) attributable to Radiant Logistics, Inc.	(517)	907	2,610	1,862
Preferred stock dividends	(511)	(511)	(511)	(511)
Net income (loss) attributable to common stockholders	(1,028)	396	2,099	1,351
Net income (loss) per common share - basic and diluted	$(0.02)	$0.01	$0.04	$0.03

	Quarter Ended,
	June 30, 2016	March 31, 2016	December 31, 2015	September 31, 2015
Revenues	$182,463	$178,299	$206,322	$215,495
Net revenues	46,550	41,801	47,596	50,713
Income (loss) from operations	1,038	(472)	(2,557)	1,653
Net income (loss) attributable to Radiant Logistics, Inc.	(123)	(1,719)	(2,016)	339
Preferred stock dividends	(511)	(511)	(511)	(511)
Net loss attributable to common stockholders	(634)	(2,230)	(2,527)	(172)
Net loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.05)	$—

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

23.1	Consent of Peterson Sullivan LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation