Form 10-Q
period 2017-09-30
RADIANT LOGISTICS, INC
filed 2017-11-09
CIK 1171155

!

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

There were 49,100,802 shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 1, 2017.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,767	$5,808
Accounts receivable, net of allowance of $1,830 and $1,599, respectively	123,260	116,327
Employee and other receivables	271	251
Income tax deposit	658	432
Prepaid expenses and other current assets	6,256	6,902
Total current assets	136,212	129,720

Technology and equipment, net	15,607	15,227

Acquired intangibles, net	73,311	74,729
Goodwill	66,997	66,779
Deposits and other assets	3,158	3,085
Total long-term assets	143,466	144,593
Total assets	$295,285	$289,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$85,008	$85,490
Commissions payable	11,466	10,843
Other accrued costs	5,302	4,778
Current portion of notes payable	3,548	3,382
Current portion of contingent consideration	3,830	4,130
Current portion of transition and lease termination liability	1,343	1,210
Other current liabilities	349	143
Total current liabilities	110,846	109,976

Notes payable, net of current portion	42,083	37,040
Contingent consideration, net of current portion	6,015	5,790
Transition and lease termination liability, net of current portion	622	804
Deferred rent liability	980	857
Deferred tax liability	10,205	10,826
Other long-term liabilities	1,099	782
Total long-term liabilities	61,004	56,099
Total liabilities	171,850	166,075

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,187,768 and 49,177,215 shares issued, and 49,095,970 and 49,085,417 shares outstanding, respectively	30	30
Additional paid-in capital	116,570	116,172
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	7,713	7,397
Accumulated other comprehensive income (loss)	(740)	65
Total Radiant Logistics, Inc. stockholders’ equity	123,321	123,412
Non-controlling interest	114	53
Total stockholders’ equity	123,435	123,465
Total liabilities and stockholders’ equity	$295,285	$289,540

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)	Three Months Ended September 30,
	2017	2016
Revenues	$197,977	$195,133
Cost of transportation	151,829	146,124
Net revenues	46,148	49,009

Operating partner commissions	19,692	23,351
Personnel costs	13,993	12,778
Selling, general and administrative expenses	6,848	5,782
Depreciation and amortization	3,575	3,006
Transition and lease termination costs	107	476
Change in contingent consideration	(300)	250
Total operating expenses	43,915	45,643

Income from operations	2,233	3,366

Other income (expense):
Interest income	7	4
Interest expense	(771)	(639)
Foreign exchange gain (loss)	(85)	201
Other	130	194
Total other expense:	(719)	(240)

Income before income tax expense	1,514	3,126

Income tax expense	(626)	(1,252)

Net income	888	1,874
Less: Net income attributable to non-controlling interest	(61)	(12)

Net income attributable to Radiant Logistics, Inc.	827	1,862
Less: Preferred stock dividends	(511)	(511)

Net income attributable to common stockholders	$316	$1,351

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(805)	221
Comprehensive income (loss)	$(489)	$1,572

Net income per common share - basic and diluted	$0.01	$0.03

Weighted average shares outstanding:
Basic shares	49,085,545	48,861,511
Diluted shares	50,642,953	49,534,395

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	$7,397	$65	$53	$123,465
Issuance of common stock to former shareholders of acquired operations	—	—	10,019	—	50	—	—	—	—	50
Share-based compensation	—	—	—	—	350	—	—	—	—	350
Cashless exercise of stock options	—	—	534	—	(2)	—	—	—	—	(2)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	—	(511)
Net income	—	—	—	—	—	—	827	—	61	888
Comprehensive loss	—	—	—	—	—	—	—	(805)	—	(805)
Balance as of September 30, 2017	839,200	$1	49,095,970	$30	$116,570	$(253)	$7,713	$(740)	$114	$123,435

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Three Months Ended September 30,
	2017	2016
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net income	$888	$1,874
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
share-based compensation expense	350	331
amortization of intangibles	2,494	2,074
depreciation and leasehold amortization	1,081	932
deferred income tax benefit	(512)	(422)
amortization of loan fees	62	80
change in contingent consideration	(300)	250
transition and lease termination costs	107	21
loss (gain) on disposal of technology and equipment	(4)	9
change in provision for doubtful accounts	231	46
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(6,592)	(13,294)
employee and other receivables	(20)	239
income tax deposit	(233)	1,380
prepaid expenses, deposits and other assets	712	(2,129)
accounts payable and accrued transportation costs	(939)	9,642
commissions payable	623	1,805
other accrued costs	503	451
other liabilities	473	327
deferred rent liability	112	85
transition and lease termination liability	(213)	(221)
Net cash provided by (used for) operating activities	(1,177)	3,480

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year	(1,025)	(50)
Purchases of technology and equipment	(1,383)	(662)
Proceeds from sale of technology and equipment	41	37
Payments to former shareholders of acquired operations	—	(50)
Net cash used for investing activities	(2,367)	(725)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from credit facility, net	4,975	1,712
Payments of loan fees	(87)	—
Repayments of notes payable	(835)	(585)
Purchases of treasury stock	—	(253)
Payments of preferred stock dividends	(511)	(511)
Distribution to non-controlling interest	—	(42)
Payments of employee tax withholdings related to cashless stock option exercises	(2)	(30)
Net cash provided by financing activities	3,540	291

Effect of exchange rate changes on cash and cash equivalents	(37)	(10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41)	3,036
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,808	4,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,767	$7,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,404	$333
Interest paid	$701	$570

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of non-cash investing and financing activities:

In September 2017, the Company issued 10,019 shares of common stock at a fair value of $4.99 per share in satisfaction of $50 of the Sandifer-Valley Transportation & Logistics, Ltd. purchase price, resulting in an increase to common stock and additional paid-in capital of $50.

The accompanying notes form an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(All amounts in these footnotes other than share amounts and per share amounts are in thousands)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base which it supports from an extensive multi-brand network of over 100 operating locations (including 20 Company-owned offices) across North America, as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, the Company has a carrier network of approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for a higher return on invested capital and net cash flows than the Company’s asset-based competitors.

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

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s truck brokerage and intermodal service offerings, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes which creates opportunities for the Company to more efficiently source and manage its transportation capacity.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

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

The carrying values of the Company’s receivables, accounts payable and accrued transportation costs, commissions payable, other accrued costs, and the income tax deposit approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility, notes payable and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. Contingent consideration attributable to the Company’s acquisitions are reported at fair value using Level 3 inputs.

d)	Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying condensed consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $6,775 and $9,238 as of September 30, 2017 and June 30, 2017, respectively.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of September 30, 2017, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2017.

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

(In thousands)
2018 (remaining)	$6,592
2019	8,121
2020	7,807
2021	6,582
2022	4,074
Thereafter	598

Total minimum lease payments	$33,774

Rent expense amounted to $2,142 and $1,217 for the three months ended September 30, 2017 and 2016, respectively.

l)	Lease Termination and Transition Costs

Lease termination costs consist of expenses related to future rent payments for which the Company no longer intends to receive any economic benefit. A liability is recorded when the Company ceases to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Retention costs consist of retention bonuses expected to be paid in connection with the winding-down of the historical back-office of Service by Air, Inc. (“SBA”).

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention Costs	Total
Balance as of June 30, 2017	$1,614	$400	$2,014
Lease termination and transitions costs	107	—	107
Payments and other	(95)	(61)	(156)

Balance as of September 30, 2017	$1,626	$339	$1,965

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $195 and $182 for the three months ended September 30, 2017 and 2016, respectively.

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

As a non asset-based carrier, the Company generally does not own transportation assets. The Company generates the major portion of its freight forwarding revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Based upon the terms in the contract of carriage, revenues related to shipments where the Company issues a House Airway Bill or a House Ocean Bill of Lading are recognized at the time the freight is tendered to the direct carrier at origin net of duties and taxes. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by the Company to reflect differences between the original accruals and actual costs of purchased transportation.

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

The Company recorded share-based compensation expense of $350 and $331 for the three months ended September 30, 2017 and 2016, respectively.

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

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended September 30,
	2017	2016
Weighted average basic shares outstanding	49,085,545	48,861,511
Dilutive effect of share-based awards	1,557,408	672,884

Weighted average dilutive shares outstanding	50,642,953	49,534,395

Potentially dilutive common shares excluded	1,102,731	2,231,119

r)	Foreign Currency Translation

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

s)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for the Company beginning July 1, 2018 and permits the use of either a retrospective or cumulative effect transition method. The Company is in the process of evaluating the adoption impact for each of the Company’s services, including any impact on gross versus net revenue recognition. As the Company completes the overall evaluation, it is identifying and preparing to implement changes to the Company’s accounting policies, practices, and controls to support the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this standard will impact the Company’s consolidated financial statements as future minimum lease payments under noncancelable leases totaled approximately $33.8 million as of September 30, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, allowing the recognition of income tax consequences on intra-entity asset transfers. Current GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company has approximately $1.8 million of such assets recorded in deposits and other assets in the consolidated balance sheets and is currently evaluating the impact and timing that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

t)	Recently Adopted Accounting Pronouncements

In the prior fiscal year, the Company adopted ASU 2016-09, Stock Compensation, ASU 2016-15, Statement of Cash Flows, and ASU 2017-04, Intangibles—Goodwill and Other.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2018 Acquisitions

On September 1, 2017, the Company, through a wholly-owned subsidiary, RGL, the Company acquired the operations and assets of Sandifer-Valley Transportation & Logistics, Ltd., a Texas based company providing a full range of domestic and international cross-border services with Mexico. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price allocation, and pro forma results of operations and other disclosures have not been presented because the effect of this acquisition was not material to the financial statements. The results of operations for the business acquired are included in the financial statements as of the date of purchase.

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

On June 1, 2017 the Company, through a wholly-owned subsidiary acquired the assets and operations of its strategic operating partner Dedicated Logistics Technologies, Inc. (“DLT”), a Newark, New Jersey based company. DLT is expected to transition to the Radiant brand and will combine with existing company owned operations in Newark while maintaining separate facilities in Los Angeles, California. The Company recorded non-recurring transition and lease termination costs of $107 for the three months ended September 30, 2017 associated with the facility consolidation of the former Radiant Newark facility to the DLT location. The DLT acquisition was financed with proceeds from the Company’s Credit Facility (as defined in Note 6). The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions. The results of operations for the business acquired are included in the financial statements as of the date of purchase.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	September 30,	June 30,
	2017	2017
Computer software	$13,499	$12,848
Trailers and related equipment	4,290	4,682
Leasehold improvements	2,821	2,363
Office and warehouse equipment	2,266	2,005
Computer equipment	1,882	1,745
Furniture and fixtures	818	788

	25,576	24,431
Less: Accumulated depreciation and amortization	(9,969)	(9,204)

	$15,607	$15,227

Depreciation and amortization expense related to technology and equipment was $1,081 and $932 for the three months ended September 30, 2017 and 2016, respectively. Computer software includes approximately $4,610 and $4,021 of software currently in development as of September 30, 2017 and June 30, 2017, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	September 30,	June 30,	Weighted- Average
	2017	2017	Life
Customer related	$97,152	$96,106	6.85 years
Trade names and trademarks	14,977	14,977	10.99 years
Covenants not to compete	880	850	2.36 years

	113,009	111,933
Less: Accumulated amortization	(39,698)	(37,204)

	$73,311	$74,729

Amortization expense amounted to $2,494 and $2,074 for the three months ended September 30, 2017 and 2016, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$7,485
2019	9,865
2020	9,668
2021	9,520
2022	8,967
Thereafter	27,806

$73,311

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	September 30,	June 30,
	2017	2017
Long-term Credit Facility	$18,791	$13,780
Senior Secured Loans	27,804	27,514
Other notes payable	101	149
Less: Loan issuance costs	(1,065)	(1,021)

Total notes payable	45,631	40,422
Less: Current portion	(3,548)	(3,382)

Total notes payable, net of current portion	$42,083	$37,040

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$2,664
2019	3,623
2020	3,871
2021	4,137
2022	23,211
Thereafter	9,190

$46,696

Bank of America Credit Facility

The Company has a $75.0 million senior credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (the “Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to a Second Amendment to Amended and Restated Loan and Security Agreement. The Senior Credit Facility includes a $3.5 million sublimit to support letters of credit and matures July 14, 2022.

Borrowings accrue interest based on the Company’s average daily availability at the Lender’s base rate plus 0.25% to 0.75% or for a LIBOR contract, LIBOR plus 1.25% to 1.75%. The Senior Credit Facility provides for advances of up to 85% of the eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions. The Senior Credit Facility is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers.

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2017, the Company was in compliance with all of its covenants.

As of September 30, 2017, based on available collateral and $0.3 million in outstanding letter of credit commitments, there was $46.6 million available for borrowing under the Senior Credit Facility.

Senior Secured Loans

In connection with the Company’s acquisition of Wheels, International Inc. (“Wheels”), Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD IV. This amount is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first 12 months followed by blended principal and interest payments that will be paid through maturity.

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

As of September 30, 2017, the Company was in compliance with all of its covenants.

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

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE American or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of September 30, 2017, the Company was in compliance with this ratio.

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

For the three months ended September 30, 2017, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $0.609375 per share, totaling $511.

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

RLP recorded $102 in profits, of which RCP’s distributable share was $61 for the three months ended September 30, 2017. RLP recorded $20 in profits, of which RCP’s distributable share was $12 for the three months ended September 30, 2016. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of September 30, 2017
	Level 3	Total
Contingent consideration	$9,845	$9,845

	Fair Value Measurements as of June 30, 2017
	Level 3	Total
Contingent consideration	$9,920	$9,920

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded a decrease to contingent consideration of $300 and an increase of $250 for the three months ended September 30, 2017 and 2016, respectively. The change in the current period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $13.1 million, through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances on earn-out payments of $650, and also includes approximately $2.5 million that was earned during fiscal year 2017 and is payable November 2017.

The following table provides a reconciliation of the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2017	$9,920
Increase related to accounting for acquisition	225
Change in fair value	(300)

Balance as of September 30, 2017	$9,845

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	Three Months Ended September 30,
	2017	2016
Current income tax expense	$1,138	$1,674
Deferred income tax benefit	(512)	(422)

Income tax expense	$626	$1,252

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 is higher than the U.S. federal statutory rate primarily due to state income taxes and losses in a foreign jurisdiction that is being benefited at a lower foreign rate. The Company does not have any uncertain tax positions and a minimal net operating loss carryover, due to expire primarily in the 2027 fiscal year.

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

Stock Awards

The Company grants restricted stock awards and restricted stock units. The Company began granting restricted stock units to certain employees in October 2016. One unit is equivalent to one share of common stock. The restricted stock units generally vest after three years. The Company recognized share-based compensation expense related to stock awards of $81 and $1 for the three months ended September 30, 2017 and 2016, respectively.

The following table summarizes stock award activity under the plans:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of June 30, 2017	258,636	$2.86
Granted	223,167	5.05
Forfeited	(924)	5.05

Balance as of September 30, 2017	480,879	$3.87

Stock Options

For the three months ended September 30, 2017 and 2016, the Company recognized share-based compensation expense related to stock options of $269 and $330, respectively. The aggregate intrinsic value of options exercised was $4 and $99 for the three months ended September 30, 2017 and 2016, respectively.

The following table summarizes the activity under the plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2017	3,351,594	$3.02	6.32	$8,035
Exercised	(5,000)	3.79	—	—
Forfeited	(37)	5.03	—	—

Outstanding as of September 30, 2017	3,346,557	$3.02	6.08	$7,813

Exercisable as of September 30, 2017	1,937,686	$2.40	5.03	$5,683

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record, (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (iv) Ms. Barahona has indicated her desire to resolve this matter through a mediated settlement. Ms. Barahona admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities (“Debtors”), and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which was continued multiple times so that the parties could attempt to obtain the necessary documents. DBA and the Company informally obtained all records within co-defendants’ bankruptcy estate through their trustee’s counsel; however, those records were incomplete and did not contain the requisite time, payroll and personnel records. Based on its belief that the debtors have additional records and in an effort to lift the bankruptcy “stay”, Ms. Barahona obtained the dismissal of the debtors without prejudice from the state court action. The court set a deadline of November 30, 2017, for Ms. Barahona to file her motion for class certification, and set a further status conference for December 14, 2017, to set a briefing schedule for the motion for class certification. The court has also ordered the parties to participate in mediation by August 31, 2017. Such mediation has yet to occur, and it is the Company’s position that a mediation will not be meaningful since only the Debtors are in possession of the relevant payroll and personnel records. The Company is unsure whether the court will issue another order requiring the parties to mediate this matter in the future. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2018 (remaining)	2019	2020	2021	2022	Total
Earn-out payments:
Cash	$2,807	$1,824	$1,777	$1,468	$188	$8,064
Equity (1)	1,190	516	501	489	62	2,758

Total estimated earn-out payments	$3,997	$2,340	$2,278	$1,957	$250	$10,822

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Three Months Ended September 30, 2017 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$174,894	$23,566	$(483)	$197,977
Net revenues	40,584	5,564	—	46,148
Income (loss) from operations	6,309	(271)	(3,805)	2,233
Other income (expense)	152	(107)	(764)	(719)
Income (loss) before income tax expense	6,461	(378)	(4,569)	1,514
Depreciation and amortization	649	290	2,636	3,575
Technology and equipment, net	13,527	1,350	730	15,607
Transition and lease termination costs	107	—	—	107
Transition and lease termination liability	351	1,614	—	1,965
Goodwill	45,599	21,398	—	66,997

Three Months Ended September 30, 2016 (in thousands):
Revenues	$171,680	$24,801	$(1,348)	$195,133
Net revenues	44,196	4,813	—	49,009
Income (loss) from operations	6,594	939	(4,167)	3,366
Other income (expense)	346	48	(634)	(240)
Income (loss) before income tax expense	6,940	987	(4,801)	3,126
Depreciation and amortization	585	164	2,257	3,006
Technology and equipment, net	9,541	1,479	1,094	12,114
Transition and lease termination costs	476	—	—	476
Transition and lease termination liability	720	1,552	—	2,272
Goodwill	42,984	19,904	—	62,888

NOTE 14 – SUBSEQUENT EVENT

On October 13, 2017, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on October 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2017. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of over 100 operating locations (including 20 Company-owned offices) across North America, as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, we have a carrier network of approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to technology and equipment, all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in contingent consideration, expenses specifically attributable to acquisitions, severance and lease termination costs, foreign exchange gains and losses, extraordinary items, share-based compensation expense, non-recurring litigation expenses, materials management and distribution (“MM&D”) start-up costs and other non-cash charges. Adjusted EBITDA is then normalized by excluding non-recurring transition costs. While management considers EBITDA, adjusted EBITDA, and normalized adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2017 and 2016 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017				Three months ended September 30, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$143,602	$1,606	$(168)	$145,040	$138,720	$1,015	$(64)	$139,671
Brokerage	30,261	19,817	(315)	49,763	31,858	23,031	(1,284)	53,605
	173,863	21,423	(483)	194,803	170,578	24,046	(1,348)	193,276

Cost of transportation
Forwarding	106,379	1,309	(168)	107,520	98,211	848	(64)	98,995
Brokerage	27,931	16,693	(315)	44,309	29,273	19,140	(1,284)	47,129
	134,310	18,002	(483)	151,829	127,484	19,988	(1,348)	146,124

Net transportation revenue
Forwarding	37,223	297	—	37,520	40,509	167	—	40,676
Brokerage	2,330	3,124	—	5,454	2,585	3,891	—	6,476
	39,553	3,421	—	42,974	43,094	4,058	—	47,152
Net transportation margins	22.7%	16.0%		22.1%	25.3%	16.9%		24.4%

Other value-added services	1,031	2,143	—	3,174	1,102	755	—	1,857
Net revenues	$40,584	$5,564	$—	$46,148	$44,196	$4,813	$—	$49,009

Forwarding revenue was $145.0 million and $139.7 million for the three months ended September 30, 2017 and 2016, respectively. The increase of $5.3 million, or 3.8%, is primarily attributable to increased revenues by certain strategic operating partners. Forwarding net transportation revenue was $37.5 million and $40.7 million for three months ended September 30, 2017 and 2016, respectively. The decrease of $3.2 million, or 7.9%, was more than offset by a corresponding reduction in operating partner commissions of $3.7 million. Net forwarding transportation margins decreased from 29.1% to 25.9%, primarily due to competitive market dynamics and shifts in product mix, including a higher than normal frequency of air charters and other significant project work which carried a lower margin than the balance of our forwarding service offerings.

Brokerage revenue was $49.8 million and $53.6 million for the three months ended September 30, 2017 and 2016, respectively. The decrease of $3.8 million, or 7.1%, is primarily attributable to general softness in the brokerage market. Brokerage net transportation revenue was $5.5 million and $6.5 million for the three months ended September 30, 2017 and 2016, respectively. Net brokerage transportation margins decreased from 12.1% to 11.0%, primarily due to competitive market dynamics that resulted in margin compression.

Other value-added services were $3.2 million for the three months ended September 30, 2017, compared to $1.9 million for the comparable prior year period. The increase was primarily attributable to the acquisition of Lomas Logistics (“Lomas”) in April 2017.

The following table compares condensed consolidated statements of operations data by geographic operating segment for the three months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017				Three months ended September 30, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$40,584	$5,564	$—	$46,148	$44,196	$4,813	$—	$49,009

Operating partner commissions	19,692	—	—	19,692	23,351	—	—	23,351
Personnel costs	9,824	3,474	695	13,993	9,432	2,627	719	12,778
Selling, general and administrative expenses	4,003	2,071	774	6,848	3,758	1,083	941	5,782
Depreciation and amortization	649	290	2,636	3,575	585	164	2,257	3,006
Transition and lease termination costs	107	—	—	107	476	—	—	476
Change in contingent consideration	—	—	(300)	(300)	—	—	250	250

Total operating expenses	34,275	5,835	3,805	43,915	37,602	3,874	4,167	45,643

Income (loss) from operations	6,309	(271)	(3,805)	2,233	6,594	939	(4,167)	3,366
Other income (expense)	152	(107)	(764)	(719)	346	48	(634)	(240)

Income (loss) before income tax expense	6,461	(378)	(4,569)	1,514	6,940	987	(4,801)	3,126
Income tax expense	—	—	(626)	(626)	—	—	(1,252)	(1,252)

Net income (loss)	6,461	(378)	(5,195)	888	6,940	987	(6,053)	1,874
Less: Net income attributable to non-controlling interest	(61)	—	—	(61)	(12)	—	—	(12)

Net income (loss) attributable to Radiant Logistics, Inc.	6,400	(378)	(5,195)	827	6,928	987	(6,053)	1,862
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$6,400	$(378)	$(5,706)	$316	$6,928	$987	$(6,564)	$1,351

	Three months ended September 30, 2017				Three months ended September 30, 2016
Operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	48.5%	0.0%	N/A	42.7%	52.8%	0.0%	N/A	47.6%
Personnel costs	24.2%	62.4%	N/A	30.3%	21.3%	54.6%	N/A	26.1%
Selling, general and administrative expenses	9.9%	37.2%	N/A	14.8%	8.5%	22.5%	N/A	11.8%

Operating partner commissions decreased $3.7 million, or 15.7%, to $19.7 million for the three months ended September 30, 2017 due to a decrease in net forwarding transportation revenues, as well as the acquisition of Dedicated Logistics Technologies, Inc. (“DLT”), which operated as a strategic operating partner in the comparable prior year period.

Personnel costs increased $1.2 million, or 9.5%, to $14.0 million for the three months ended September 30, 2017. The increase is primarily due to the acquisitions of Lomas and DLT.

Selling, general and administrative (“SG&A”) expenses increased $1.0 million, or 18.4%, to $6.8 million for the three months ended September 30, 2017. The increase is primarily attributable to higher facilities, technology and communications costs associated with the acquisitions of Lomas and DLT. SG&A also includes approximately $0.3 million in start-up costs associated with adding new and reconfiguring existing Canadian facilities to further expand our MM&D solution offering.

Depreciation and amortization costs increased $0.6 million, or 18.9%, to $3.6 million for the three months ended September 30, 2017, primarily due to increased amortization associated with recent acquisitions.

Transition and lease termination costs decreased $0.4 million, or 77.4%, to $0.1 million for the three months ended September 30, 2017. The current year period represents the lease termination associated with the facility consolidation of the Company-owned location in New Jersey with the acquisition of DLT. The comparable prior year period amount represents non-recurring personnel costs for Service by Air, Inc. (“SBA”) that were identified for elimination in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses increased $0.5 million, or 199.4%, to $0.7 million for the three months ended September 30, 2017. The increase is primarily due to interest expense attributable to borrowings used to fund recent acquisitions, as well as increases in foreign exchange losses.

Our change in net income is driven principally by decreased net revenues and decreased operating expenses, and increased other expenses compared to the comparable prior year period, partially offset by a decrease in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2017 and 2016 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30, 2017				Three months ended September 30, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$40,584	$5,564	$—	$46,148	$44,196	$4,813	$—	$49,009

Net income (loss) attributable to common stockholders	$6,400	$(378)	$(5,706)	$316	$6,928	$987	$(6,564)	$1,351
Plus: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	6,400	(378)	(5,195)	827	6,928	987	(6,053)	1,862

Income tax expense	—	—	626	626	—	—	1,252	1,252
Depreciation and amortization	649	290	2,636	3,575	585	164	2,257	3,006
Net interest expense	—	—	764	764	—	—	635	635

EBITDA	7,049	(88)	(1,169)	5,792	7,513	1,151	(1,909)	6,755

Share-based compensation	233	18	99	350	220	—	111	331
Change in contingent consideration	—	—	(300)	(300)	—	—	250	250
Acquisition related costs	—	—	78	78	—	—	145	145
Legal costs	—	—	24	24	—	—	36	36
Non-recurring costs	—	—	—	—	—	—	6	6
Lease termination costs	107	—	—	107	3	—	—	3
MM&D start-up costs	—	347	—	347	—	—	—	—
Foreign exchange loss (gain)	(22)	107	—	85	(159)	(42)	—	(201)

Adjusted EBITDA	7,367	384	(1,268)	6,483	7,577	1,109	(1,361)	7,325
Transition costs	—	—	—	—	455	—	—	455
Normalized EBITDA	$7,367	$384	$(1,268)	$6,483	$8,032	$1,109	$(1,361)	$7,780
Adjusted EBITDA as a % of Net Revenues	18.2%	6.9%		14.0%	17.1%	23.0%		14.9%
Normalized Adjusted EBITDA as a % of Net Revenues	18.2%	6.9%		14.0%	18.2%	23.0%		15.9%

Liquidity and Capital Resources

Net cash used in operating activities was $1.2 million for the three months ended September 30, 2017 and net cash provided by operating activities was $3.5 million for the three months ended September 30, 2016. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable and accounts payable.

Net cash used for investing activities was $2.4 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $1.0 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively. Cash paid for purchases of technology and equipment was $1.4 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $3.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. The cash provided primarily consisted of proceeds from the Senior Credit Facility (defined below), repayments of notes payable, payments of preferred stock dividends and purchases of treasury stock. Proceeds from the Senior Credit Facility were $5.0 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. Repayments of notes payable were $0.8 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively. Payments of preferred stock dividends were $0.5 million for each of the three months ended September 30, 2017 and 2016. Purchases of treasury stock were $0.3 million for the three months ended September 30, 2016.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding our acquisitions and potential earn-out payments, see Note 3 and Note 9 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2017, and Note 3 and Note 9 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

Senior Credit Facility

We have the USD$75.0 million senior credit facility (the “Senior Credit Facility”) with Bank of America, N.A., on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan). The Senior Credit Facility matures on June 14, 2022 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility were used to fund the Wheels acquisition and are available for future acquisitions, certain debt repayment and for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

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

As of September 30, 2017, we have gross availability of $65.7 million, net of $13.8 million in advances and letter of credit reserves of approximately $0.3 million with approximately $46.6 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Senior Secured Loan

On April 2, 2015, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD IV Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first 12 months and will make blended principal and interest through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by IPD IV.

In connection with our acquisition of Lomas, Wheels obtained a CAD$10.0 million senior secured Canadian term loan from Integrated Private Debt Fund V LP (“IPD V,” and together with IPD IV, “IPD”) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement (the “IPD V Loan Agreement,” and together with the IPD IV Loan Agreement, the “IPD Loan Agreements”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

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

The terms of the loans are subject to certain financial covenants, which require us to maintain (i) a fixed charge coverage ratio of 1.1 to 1.0 during any Trigger Period, (ii) a debt service coverage ratio of at least 1.2 to 1.0 and (iii) a senior debt to EBITDA ratio of at least 3.0 to 1.0.

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

For additional information regarding our indebtedness, see Note 6 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2017, and Note 6 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

The recent accounting pronouncements are discussed in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” contained elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2017.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2017, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and our operating subsidiaries are involved in claims, proceedings and litigation arising in the ordinary course of business, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2017. Below are some updates to legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017 and supplemented in subsequent filings with the SEC.

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

As disclosed previously, the court has ordered the parties to participate in mediation by August 31, 2017. Such mediation has yet to occur, and it is the Company’s position that a mediation will not be meaningful since only the Debtors are in possession of the relevant payroll and personnel records. The Company is unsure whether the court will issue another order requiring the parties to mediate this matter in the future. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017.

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

RADIANT LOGISTICS, INC.

Date: November 9, 2017	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)