Form 10-Q
period 2017-12-31
RADIANT LOGISTICS, INC
filed 2018-02-08
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

There were 49,341,907 shares outstanding of the registrant’s common stock, par value $.001 per share, as of February 5, 2018.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,476	$5,808
Accounts receivable, net of allowance of $2,006 and $1,599, respectively	122,900	116,327
Employee and other receivables	215	251
Income tax deposit	1,677	432
Prepaid expenses and other current assets	6,354	6,902
Total current assets	135,622	129,720

Technology and equipment, net	16,131	15,227

Acquired intangibles, net	70,113	74,729
Goodwill	65,389	66,779
Deposits and other assets	3,218	3,085
Total long-term assets	138,720	144,593
Total assets	$290,473	$289,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$82,680	$85,490
Commissions payable	11,202	10,843
Other accrued costs	4,646	4,778
Current portion of notes payable	3,527	3,382
Current portion of contingent consideration	2,400	4,130
Current portion of transition and lease termination liability	1,300	1,210
Other current liabilities	332	143
Total current liabilities	106,087	109,976

Notes payable, net of current portion	44,174	37,040
Contingent consideration, net of current portion	2,625	5,790
Transition and lease termination liability, net of current portion	402	804
Deferred rent liability	940	857
Deferred tax liability	7,538	10,826
Other long-term liabilities	884	782
Total long-term liabilities	56,563	56,099
Total liabilities	162,650	166,075

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,375,185 and 49,177,215 shares issued, and 49,283,387 and 49,085,417 shares outstanding, respectively	31	30
Additional paid-in capital	117,445	116,172
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	11,043	7,397
Accumulated other comprehensive income (loss)	(530)	65
Total Radiant Logistics, Inc. stockholders’ equity	127,737	123,412
Non-controlling interest	86	53
Total stockholders’ equity	127,823	123,465
Total liabilities and stockholders’ equity	$290,473	$289,540

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenues	$206,714	$198,881	$404,691	$394,014
Cost of transportation	158,846	148,757	310,675	294,881
Net revenues	47,868	50,124	94,016	99,133

Operating partner commissions	19,528	22,957	39,220	46,308
Personnel costs	14,909	12,954	28,902	25,732
Selling, general and administrative expenses	6,856	5,569	13,704	11,350
Depreciation and amortization	3,567	3,028	7,142	6,034
Transition and lease termination costs	—	385	107	862
Change in contingent consideration	190	806	(110)	1,056
Total operating expenses	45,050	45,699	88,965	91,342

Income from operations	2,818	4,425	5,051	7,791

Other income (expense):
Interest income	9	6	16	11
Interest expense	(811)	(620)	(1,582)	(1,259)
Foreign exchange gain (loss)	(55)	188	(139)	388
Other	96	116	226	310
Total other expense:	(761)	(310)	(1,479)	(550)

Income before income tax provision	2,057	4,115	3,572	7,241

Income tax benefit (expense)	1,840	(1,489)	1,214	(2,741)

Net income	3,897	2,626	4,786	4,500
Less: Net income attributable to non-controlling interest	(56)	(16)	(117)	(28)

Net income attributable to Radiant Logistics, Inc.	3,841	2,610	4,669	4,472
Less: Preferred stock dividends	(511)	(511)	(1,023)	(1,023)

Net income attributable to common stockholders	$3,330	$2,099	$3,646	$3,449

Other comprehensive income (loss):
Foreign currency translation gain (loss)	210	317	(595)	540
Comprehensive income	$4,107	$2,943	$4,191	$5,040

Net income per common share - basic and diluted	$0.07	$0.04	$0.07	$0.07

Weighted average shares outstanding:
Basic shares	49,174,789	48,789,684	49,130,167	48,825,598
Diluted shares	50,711,153	49,799,686	50,677,053	49,667,041

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	$7,397	$65	$53	$123,465
Issuance of common stock to former shareholders of acquired operations	—	—	133,082	1	672	—	—	—	—	673
Share-based compensation	—	—	—	—	730	—	—	—	—	730
Cashless exercise of stock options	—	—	64,888	—	(129)	—	—	—	—	(129)
Preferred dividends paid	—	—	—	—	—	—	(1,023)	—	—	(1,023)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(84)	(84)
Net income	—	—	—	—	—	—	4,669	—	117	4,786
Comprehensive loss	—	—	—	—	—	—	—	(595)	—	(595)
Balance as of December 31, 2017	839,200	$1	49,283,387	$31	$117,445	$(253)	$11,043	$(530)	$86	$127,823

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)	Six Months Ended December 31,
	2017	2016
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$4,786	$4,500
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	730	660
amortization of intangibles	4,937	4,157
depreciation and leasehold amortization	2,205	1,877
deferred income tax benefit	(3,288)	(658)
amortization of loan fees	123	159
change in contingent consideration	(110)	1,056
transition and lease termination costs	107	44
loss (gain) on disposal of technology and equipment	(19)	4
change in (recovery of) provision for doubtful accounts	407	(17)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(3,243)	(12,586)
employee and other receivables	35	297
income tax deposit	(1,212)	939
prepaid expenses, deposits and other assets	368	2,912
accounts payable and accrued transportation costs	(4,458)	6,592
commissions payable	359	4,944
other accrued costs	(460)	(1,248)
other liabilities	452	2
deferred rent liability	89	57
payment of contingent consideration	(1,474)	(425)
transition and lease termination liability	(264)	(530)
Net cash provided by operating activities	70	12,736

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year	(1,161)	(50)
Purchases of technology and equipment	(3,061)	(2,184)
Proceeds from sale of technology and equipment	68	52
Payments to former shareholders of acquired operations	—	(50)
Net cash used for investing activities	(4,154)	(2,232)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net	8,119	(979)
Payments of loan fees	(88)	—
Repayments of notes payable	(1,706)	(1,166)
Purchases of treasury stock	—	(253)
Payments of contingent consideration	(413)	(3,446)
Payments of preferred stock dividends	(1,023)	(1,023)
Distribution to non-controlling interest	(84)	(42)
Payments of employee tax withholdings related to cashless stock option exercises	(129)	(51)
Net cash provided by (used for) financing activities	4,676	(6,960)

Effect of exchange rate changes on cash and cash equivalents	(1,924)	(49)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,332)	3,495
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,808	4,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,476	$8,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,283	$2,503
Interest paid	$1,444	$1,112

(continued)

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

In November 2017, the Company issued 123,063 shares of common stock at a fair value of $5.06 per share in satisfaction of $623 of various earn-out payments for the period ended June 30, 2017, resulting in a decrease to the current portion of contingent consideration, an increase to common stock of $1 and an increase to additional paid-in capital of $622.

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. Cash balances may at times exceed federally insured limits. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying condensed consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $8,356 and $9,238 as of December 31, 2017 and June 30, 2017, respectively.

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

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, certain strategic operating partners are required to maintain a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available in this reserve account. In these circumstances, deficit bad debt reserve accounts, as well as other deficit balances owed to us by strategic operating partners, are recognized as a receivable in the Company’s financial statements. Other strategic operating partners are not required to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that the Company may withhold all or a portion of future commission checks payable to the strategic operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these strategic operating partners. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. After assessing qualitative factors, the Company determined that no further testing was necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of December 31, 2017, management believes there are no indications of impairment.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2017.

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

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through April 2023. Rent expense is recognized straight line over the term of the lease. Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$4,504
2019	8,690
2020	8,379
2021	7,169
2022	4,684
Thereafter	1,079

Total minimum lease payments	$34,505

Rent expense amounted to $2,226 and $4,368 for the three and six months ended December 31, 2017, respectively, and $1,178 and $2,395 for the three and six months ended December 31, 2016, respectively.

l)	Transition and Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which the Company no longer intends to receive any economic benefit. A liability is recorded when the Company ceases to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Retention and transition costs consist of retention bonuses expected to be paid, and non-recurring personnel costs identified for elimination in connection with the winding down of Service by Air, Inc. (“SBA”).

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention Costs	Total
Balance as of June 30, 2017	$1,614	$400	$2,014
Transition and lease termination costs	107	—	107
Payments and other	(356)	(63)	(419)

Balance as of December 31, 2017	$1,365	$337	$1,702

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $230 and $425 for the three and six months ended December 31, 2017, respectively, and $186 and $368 for the three and six months ended December 31, 2016, respectively.

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

The Company has issued restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans.

The Company recorded share-based compensation expense of $380 and $730 for the three and six months ended December 31, 2017, respectively, and $329 and $660 for the three and six months ended December 31, 2016, respectively.

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

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Weighted average basic shares outstanding	49,174,789	48,789,684	49,130,167	48,825,598
Dilutive effect of share-based awards	1,536,364	1,010,002	1,546,886	841,443

Weighted average dilutive shares outstanding	50,711,153	49,799,686	50,677,053	49,667,041

Potentially dilutive common shares excluded	1,101,454	2,048,574	1,102,093	2,139,847

r)	Foreign Currency Translation

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items are recognized in the condensed consolidated statements of operations.

s)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The guidance is effective for the Company beginning July 1, 2018 and permits the use of either a retrospective or cumulative effect transition method. The Company is in the process of evaluating the adoption impact for each of its services, including any impact on gross versus net revenue recognition. As the Company completes the overall evaluation, it is identifying and preparing to implement changes to its accounting policies, practices, and controls to support the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this standard will impact the Company’s consolidated financial statements as future minimum lease payments under noncancelable leases totaled approximately $34.5 million as of December 31, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, allowing the recognition of income tax consequences on intra-entity asset transfers. Current GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to an outside party. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company has approximately $1.8 million of such assets recorded in deposits and other assets in the consolidated balance sheets and is currently evaluating the impact and timing that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

t)	Recently Adopted Accounting Pronouncements

In the prior fiscal year, the Company adopted ASU 2016-09, Stock Compensation, ASU 2016-15, Statement of Cash Flows, and ASU 2017-04, Intangibles—Goodwill and Other.

NOTE 3 – BUSINESS ACQUISITIONS

Fiscal Year 2018 Acquisitions

On September 1, 2017, the Company, through a wholly-owned subsidiary, RGL, acquired the operations and assets of Sandifer-Valley Transportation & Logistics, Ltd., a Texas based company providing a full range of domestic and international cross-border services with Mexico. The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The consideration paid, purchase price allocation, and pro forma results of operations and other disclosures have not been presented because the effect of this acquisition was not material to the financial statements. The results of operations for the business acquired are included in the financial statements as of the date of purchase.

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

Fiscal Year 2017 Acquisitions

On April 1, 2017, the Company, through a wholly-owned subsidiary, acquired Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited. Lomas operates as a third-party logistics provider serving companies across a range of industries including consumer goods, healthcare, food, chemicals and technology and operates from locations in Ontario and British Columbia, Canada. The Lomas acquisition was financed with proceeds from the Integrated Private Debt Fund V LP loan (as defined in Note 6). The results of operations for the business acquired are included in the financial statements as of the date of purchase.

On June 1, 2017 the Company, through a wholly-owned subsidiary, acquired the assets and operations of its strategic operating partner Dedicated Logistics Technologies, Inc. (“DLT”), a Newark, New Jersey based company. DLT is expected to transition to the Radiant brand and will combine with existing company owned operations in Newark while maintaining separate facilities in Los Angeles, California. The Company recorded non-recurring transition and lease termination costs of $107 for the six months ended December 31, 2017 associated with the facility consolidation of the former Radiant Newark facility to the DLT location. The DLT acquisition was financed with proceeds from the Company’s Credit Facility (as defined in Note 6). The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions. The results of operations for the business acquired are included in the financial statements as of the date of purchase.

The results of operations for the businesses acquired are included in the Company’s condensed consolidated financial statements as of the date of purchase. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relate to certain tangible assets and liabilities acquired, goodwill and identifiable intangible assets.

During the measurement period, the Company obtained additional information that existed as of the acquisition date resulting in an adjustment for DLT to the preliminary amounts recognized. As of December 31, 2017, the Company recorded a decrease to acquired intangibles of $0.9 million, a decrease to contingent consideration of $2.5 million, and a corresponding decrease to goodwill of $1.7 million. The change in amortization expense related to the prior period was less than $0.1 million.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	December 31,	June 30,
	2017	2017
Computer software	$14,411	$12,848
Trailers and related equipment	4,269	4,682
Leasehold improvements	2,965	2,363
Office and warehouse equipment	2,727	2,005
Computer equipment	2,016	1,745
Furniture and fixtures	816	788

	27,204	24,431
Less: Accumulated depreciation and amortization	(11,073)	(9,204)

	$16,131	$15,227

Depreciation and amortization expense related to technology and equipment was $1,124 and $2,205 for the three and six months ended December 31, 2017, respectively, and $945 and $1,877 for the three and six months ended December 31, 2016, respectively. Computer software includes approximately $5,440 and $4,021 of software currently in development as of December 31, 2017 and June 30, 2017, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	December 31,	June 30,	Weighted- Average
	2017	2017	Life
Customer related	$96,407	$96,106	6.60 years
Trade names and trademarks	14,977	14,977	10.74 years
Covenants not to compete	870	850	2.16 years

	112,254	111,933
Less: Accumulated amortization	(42,141)	(37,204)

	$70,113	$74,729

Amortization expense amounted to $2,443 and $4,937 for the three and six months ended December 31, 2017, respectively, and $2,083 and $4,157 for the three and six months ended December 31, 2016, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$4,948
2019	9,802
2020	9,574
2021	9,394
2022	8,841
Thereafter	27,554

$70,113

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	December 31,	June 30,
	2017	2017
Long-term Credit Facility	$21,918	$13,780
Senior Secured Loans	26,731	27,514
Other notes payable	52	149
Less: Loan issuance costs	(1,000)	(1,021)

Total notes payable	47,701	40,422
Less: Current portion	(3,527)	(3,382)

Total notes payable, net of current portion	$44,174	$37,040

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$1,761
2019	3,591
2020	3,838
2021	4,101
2022	26,300
Thereafter	9,110

$48,701

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

Borrowings accrue interest based on the Company’s average daily availability at the Lender’s base rate plus 0.25% to 0.75% or LIBOR plus 1.25% to 1.75%. The Senior Credit Facility provides for advances of up to 85% of the eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions. The Senior Credit Facility is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers.

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2017, the Company was in compliance with all of its covenants.

As of December 31, 2017, based on available collateral and $0.2 million in outstanding letter of credit commitments, there was $50.3 million available for borrowing under the Senior Credit Facility.

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

As of December 31, 2017, the Company was in compliance with all of its covenants.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

The Company has 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) issued and outstanding, which have a liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE American or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of December 31, 2017, the Company was in compliance with this ratio.

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

For the six months ended December 31, 2017, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.218750 per share, totaling $1,023.

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

RLP recorded $93 and $195 in profits, of which RCP’s distributable share was $56 and $117 for the three and six months ended December 31, 2017, respectively. RLP recorded $27 and $46 in profits, of which RCP’s distributable share was $16 and $28 for the three and six months ended December 31, 2016, respectively. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of December 31, 2017
	Level 3	Total
Contingent consideration	$5,025	$5,025

	Fair Value Measurements as of June 30, 2017
	Level 3	Total
Contingent consideration	$9,920	$9,920

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $190 and a decrease of $110 for the three and six months ended December 31, 2017, respectively, and an increase of $806 and $1,056 for the three and six months ended December 31, 2016, respectively. The change in the current period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $10.9 million, through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earn-out payments of $650.

The following table provides a reconciliation of the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2017	$9,920
Changes related to accounting for acquisition	(2,275)
Contingent consideration paid	(2,510)
Change in fair value	(110)

Balance as of December 31, 2017	$5,025

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Current income tax expense	$937	$1,725	$2,074	$3,399
Deferred income tax benefit	(2,777)	(236)	(3,288)	(658)

Income tax expense (benefit)	$(1,840)	$1,489	$(1,214)	$2,741

The Company’s effective tax rate for the three and six months ended December 31, 2017 is lower than the U.S. federal statutory rate primarily due to the provisional deferred income tax benefit resulting from the remeasurement of federal deferred tax liabilities, offset by state income taxes. For the three and six months ended December 31, 2016, the effective tax rate is higher than the U.S. federal statutory rate primarily due to state income taxes and losses in a foreign jurisdiction that is being benefited at a lower foreign rate. The Company does not have any uncertain tax positions and a minimal net operating loss carryover, due to expire primarily in the 2027 fiscal year.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains many significant changes to the U.S. federal income tax laws. The primary impact of the Act in fiscal year 2018 is a reduction of the federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and 21% rate for the second half of fiscal year 2018). Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The deferred income tax benefit includes a provisional benefit of $2.3 million recognized for those items which the Company could determine a reasonable estimate from the remeasurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The estimated amount of the one-time transition tax is not significant. The final impact of the Act may differ due to and among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions the Company may take as a result of the Act.

The Company and its wholly owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2014 through June 30, 2017. Tax years which remain subject to examination by state authorities are the years ended June 30, 2013 through June 30, 2017. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2017. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

NOTE 11 – SHARE-BASED COMPENSATION

The Company has two stock-based plans: the 2005 Stock Incentive Plan and the 2012 Stock Option and Performance Award Plan. Each plan authorizes the granting of up to 5,000,000 shares of the Company’s common stock. The plans provide for the grant of stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance shares and performance units. Restricted stock awards and units are equivalent to one share of common stock and generally vest after three years. Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five year period from the date of grant.

Stock Awards

The Company recognized share-based compensation expense related to stock awards of $159 and $240 for the three and six months ended December 31, 2017, respectively, and $47 and $48 for the three and six months ended December 31, 2016, respectively.

The following table summarizes stock award activity under the plans:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of June 30, 2017	258,636	$2.86
Granted	251,151	4.97
Forfeited	(8,953)	5.05

Balance as of December 31, 2017	500,834	$3.88

Stock Options

The Company recognized share-based compensation expense related to stock options of $221 and $490 for the three and six months ended December 31, 2017, respectively, and $282 and $612 for the three and six months ended December 31, 2016, respectively. The aggregate intrinsic value of options exercised was $432 and $437 for the three and six months ended December 31, 2017, respectively, and $73 and $172 for the three and six months ended December 31, 2016, respectively.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2017	3,351,594	$3.02	6.32	$8,035
Exercised	(120,810)	1.17	—	—
Forfeited	(90,037)	3.49	—	—

Outstanding as of December 31, 2017	3,140,747	$3.08	5.88	$5,179

Exercisable as of December 31, 2017	1,949,619	$2.54	5.01	$4,137

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record, (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainly with litigation and the difficulty in taking these types of cases to trial; and (iv) Ms. Barahona has indicated her desire to resolve this matter through a mediated settlement. Ms. Barahona admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities (“Debtors”), and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In January 2016, the court held a status conference, which was continued multiple times so that the parties could attempt to obtain the necessary documents. DBA and the Company informally obtained all records within co-defendants’ bankruptcy estate through their trustee’s counsel; however, those records were incomplete and did not contain the requisite time, payroll and personnel records. Based on its belief that the debtors have additional records and in an effort to lift the bankruptcy “stay”, Ms. Barahona obtained the dismissal of the debtors without prejudice from the state court action. After extensions, the court set a new deadline of March 9, 2018, for Ms. Barahona to file her motion for class certification, and set a further status conference for April 17, 2018, to set a briefing schedule for the motion for class certification. The parties have also scheduled a mediation for April 26, 2018. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2018 (remaining)	2019	2020	2021	2022	Total
Earn-out payments:
Cash	$817	$1,399	$1,202	$875	$188	$4,481
Equity (1)	559	375	309	292	62	1,597

Total estimated earn-out payments	$1,376	$1,774	$1,511	$1,167	$250	$6,078

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Three Months Ended December 31, 2017 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$179,503	$27,634	$(423)	$206,714
Net revenues	40,807	7,061	—	47,868
Income (loss) from operations	5,809	1,140	(4,131)	2,818
Other income (expense)	80	(39)	(802)	(761)
Income (loss) before income tax provision	5,889	1,101	(4,933)	2,057
Depreciation and amortization	414	452	2,701	3,567
Technology and equipment, net	12,496	3,453	182	16,131
Transition and lease termination liability	446	1,256	—	1,702
Goodwill	43,991	21,398	—	65,389

Three Months Ended December 31, 2016 (in thousands):
Revenues	$175,211	$25,096	$(1,426)	$198,881
Net revenues	44,778	5,346	—	50,124
Income (loss) from operations	7,249	1,623	(4,447)	4,425
Other income (expense)	251	53	(614)	(310)
Income (loss) before income tax provision	7,500	1,676	(5,061)	4,115
Depreciation and amortization	605	156	2,267	3,028
Technology and equipment, net	10,559	1,182	912	12,653
Transition and lease termination costs	385	—	—	385
Transition and lease termination liability	638	1,317	—	1,955
Goodwill	42,984	19,904	—	62,888

Six Months Ended December 31, 2017 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$354,395	$51,201	$(905)	$404,691
Net revenues	81,390	12,626	—	94,016
Income (loss) from operations	12,117	870	(7,936)	5,051
Other income (expense)	233	(146)	(1,566)	(1,479)
Income (loss) before income tax provision	12,350	724	(9,502)	3,572
Depreciation and amortization	1,063	742	5,337	7,142
Technology and equipment, net	12,496	3,453	182	16,131
Transition and lease termination costs	107	—	—	107
Transition and lease termination liability	446	1,256	—	1,702
Goodwill	43,991	21,398	—	65,389

Six Months Ended December 31, 2016 (in thousands):
Revenues	$346,890	$49,898	$(2,774)	$394,014
Net revenues	88,974	10,159	—	99,133
Income (loss) from operations	13,843	2,562	(8,614)	7,791
Other income (expense)	597	101	(1,248)	(550)
Income (loss) before income tax provision	14,440	2,663	(9,862)	7,241
Depreciation and amortization	1,191	320	4,523	6,034
Technology and equipment, net	10,559	1,182	912	12,653
Transition and lease termination costs	862	—	—	862
Transition and lease termination liability	638	1,317	—	1,955
Goodwill	42,984	19,904	—	62,888

NOTE 14 – SUBSEQUENT EVENT

On January 12, 2018, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on January 31, 2018.

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

Results of Operations

Three months ended December 31, 2017 and 2016 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$147,096	$1,211	$(297)	$148,010	$142,906	$423	$(121)	$143,208
Brokerage	31,680	23,470	(126)	55,024	31,317	23,740	(1,305)	53,752
	178,776	24,681	(423)	203,034	174,223	24,163	(1,426)	196,960

Cost of transportation
Forwarding	109,474	945	(297)	110,122	101,781	242	(121)	101,902
Brokerage	29,222	19,628	(126)	48,724	28,652	19,508	(1,305)	46,855
	138,696	20,573	(423)	158,846	130,433	19,750	(1,426)	148,757

Net transportation revenue
Forwarding	37,622	266	—	37,888	41,125	181	—	41,306
Brokerage	2,458	3,842	—	6,300	2,665	4,232	—	6,897
	40,080	4,108	—	44,188	43,790	4,413	—	48,203
Net transportation margins	22.4%	16.6%		21.8%	25.1%	18.3%		24.5%

Other value-added services	727	2,953	—	3,680	988	933	—	1,921
Net revenues	$40,807	$7,061	$—	$47,868	$44,778	$5,346	$—	$50,124

Forwarding revenue was $148.0 million and $143.2 million for the three months ended December 31, 2017 and 2016, respectively. The increase of $4.8 million, or 3.4%, is primarily attributable to increased project revenues by certain strategic operating partners and increases due to recent acquisitions. Forwarding net transportation revenue was $37.9 million and $41.3 million for three months ended December 31, 2017 and 2016, respectively. The decrease of $3.4 million, or 8.2%, was offset by a corresponding reduction in operating partner commissions. Net forwarding transportation margins decreased from 28.8% to 25.6%, primarily due to competitive market dynamics and shifts in product mix, including a higher than normal frequency of air charters and other significant project work which carried a lower margin than the balance of our forwarding service offerings.

Brokerage revenue was $55.0 million and $53.8 million for the three months ended December 31, 2017 and 2016, respectively. The increase of $1.2 million, or 2.2%, is primarily attributable to higher revenues per shipment passed through to customers due to capacity constraints. Brokerage net transportation revenue was $6.3 million and $6.9 million for the three months ended December 31, 2017 and 2016, respectively. Net brokerage transportation margins decreased from 12.8% to 11.4%, primarily due to competitive market dynamics that resulted in margin compression.

Other value added services were $3.7 million for the three months ended December 31, 2017, compared to $1.9 million for the comparable prior year period. The increase was primarily attributable to the acquisition of Lomas Logistics (“Lomas”) in April 2017.

The following table compares condensed consolidated statements of operations data by operating segment for the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$40,807	$7,061	$—	$47,868	$44,778	$5,346	$—	$50,124

Operating partner commissions	19,528	—	—	19,528	22,957	—	—	22,957
Personnel costs	10,637	3,514	758	14,909	9,623	2,602	729	12,954
Selling, general and administrative expenses	4,419	1,955	482	6,856	3,959	965	645	5,569
Depreciation and amortization	414	452	2,701	3,567	605	156	2,267	3,028
Transition and lease termination costs	—	—	—	—	385	—	—	385
Change in contingent consideration	—	—	190	190	—	—	806	806

Total operating expenses	34,998	5,921	4,131	45,050	37,529	3,723	4,447	45,699

Income (loss) from operations	5,809	1,140	(4,131)	2,818	7,249	1,623	(4,447)	4,425
Other income (expense)	80	(39)	(802)	(761)	251	53	(614)	(310)

Income (loss) before income tax provision	5,889	1,101	(4,933)	2,057	7,500	1,676	(5,061)	4,115
Income tax benefit (expense)	—	—	1,840	1,840	—	—	(1,489)	(1,489)

Net income (loss)	5,889	1,101	(3,093)	3,897	7,500	1,676	(6,550)	2,626
Less: Net income attributable to non-controlling interest	(56)	—	—	(56)	(16)	—	—	(16)

Net income (loss) attributable to Radiant Logistics, Inc.	5,833	1,101	(3,093)	3,841	7,484	1,676	(6,550)	2,610
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$5,833	$1,101	$(3,604)	$3,330	$7,484	$1,676	$(7,061)	$2,099

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
Operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	47.9%	0.0%	N/A	40.8%	51.3%	0.0%	N/A	45.8%
Personnel costs	26.1%	49.8%	N/A	31.1%	21.5%	48.7%	N/A	25.8%
Selling, general and administrative expenses	10.8%	27.7%	N/A	14.3%	8.8%	18.1%	N/A	11.1%

Operating partner commissions decreased $3.5 million, or 14.9%, to $19.5 million for the three months ended December 31, 2017 primarily due to a decrease in net forwarding transportation revenues, as well as the acquisition of Dedicated Logistics Technologies, Inc. (“DLT”), which operated as a strategic operating partner in the comparable prior year period.

Personnel costs increased $1.9 million, or 15.1%, to $14.9 million for the three months ended December 31, 2017. The increase is primarily due to the acquisitions of Lomas and DLT.

Selling, general and administrative (“SG&A”) expenses increased $1.3 million, or 23.1%, to $6.9 million for the three months ended December 31, 2017. The increase is primarily attributable to higher facilities, technology and communications costs associated with the acquisitions of Lomas and DLT.

Depreciation and amortization costs increased $0.6 million, or 17.8%, to $3.6 million for the three months ended December 31, 2017, primarily due to increased amortization associated with recent acquisitions.

Transition and lease termination costs decreased $0.4 million. The comparable prior year period amount represents non-recurring personnel costs for Service by Air, Inc. (“SBA”) that were identified for elimination in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses increased $0.5 million, or 145.5%, to $0.8 million for the three months ended December 31, 2017. The increase is primarily due to interest expense attributable to borrowings used to fund recent acquisitions, as well as increases in foreign exchange losses.

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

The following table provides a reconciliation for the three months ended December 31, 2017 and 2016 of normalized adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$40,807	$7,061	$—	$47,868	$44,778	$5,346	$—	$50,124

Net income (loss) attributable to common stockholders	$5,833	$1,101	$(3,604)	$3,330	$7,484	$1,676	$(7,061)	$2,099
Plus: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	5,833	1,101	(3,093)	3,841	7,484	1,676	(6,550)	2,610

Income tax expense (benefit)	—	—	(1,840)	(1,840)	—	—	1,489	1,489
Depreciation and amortization	414	452	2,701	3,567	605	156	2,267	3,028
Net interest expense	—	—	802	802	—	—	614	614

EBITDA	6,247	1,553	(1,430)	6,370	8,089	1,832	(2,180)	7,741

Share-based compensation	221	35	124	380	240	2	87	329
Change in contingent consideration	—	—	190	190	—	—	806	806
Acquisition related costs	—	—	20	20	—	—	71	71
Litigation costs	—	—	54	54	—	—	77	77
Non-recurring costs	—	—	—	—	—	—	8	8
Transition and lease termination costs	—	—	—	—	22	—	—	22
MM&D Start-up costs	—	63	—	63	—	—	—	—
Foreign exchange loss (gain)	16	39	—	55	(135)	(53)	—	(188)

Adjusted EBITDA	6,484	1,690	(1,042)	7,132	8,216	1,781	(1,131)	8,866
Transition costs	—	—	—	—	363	—	—	363
Normalized Adjusted EBITDA	$6,484	$1,690	$(1,042)	$7,132	$8,579	$1,781	$(1,131)	$9,229
Adjusted EBITDA as a % of Net Revenues	15.9%	23.9%		14.9%	18.3%	33.3%		17.7%
Normalized Adjusted EBITDA as a % of Net Revenues	15.9%	23.9%		14.9%	19.2%	33.3%		18.4%

Six months ended December 31, 2017 and 2016 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the six months ended December 31, 2017 and 2016 (in thousands):

	Six Months Ended December 31, 2017				Six Months Ended December 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$290,696	$2,818	$(464)	$293,050	$281,625	$1,438	$(185)	$282,878
Brokerage	61,941	43,287	(441)	104,787	63,175	46,772	(2,589)	107,358
	352,637	46,105	(905)	397,837	344,800	48,210	(2,774)	390,236

Cost of transportation
Forwarding	215,853	2,254	(464)	217,643	199,992	1,090	(185)	200,897
Brokerage	57,152	36,321	(441)	93,032	57,924	38,649	(2,589)	93,984
	273,005	38,575	(905)	310,675	257,916	39,739	(2,774)	294,881

Net transportation revenue
Forwarding	74,843	564	—	75,407	81,633	348	—	81,981
Brokerage	4,789	6,966	—	11,755	5,251	8,123	—	13,374
	79,632	7,530	—	87,162	86,884	8,471	—	95,355
Net transportation margins	22.6%	16.3%		21.9%	25.2%	17.6%		24.4%

Other value-added services	1,758	5,096	—	6,854	2,090	1,688	—	3,778
Net revenues	$81,390	$12,626	$—	$94,016	$88,974	$10,159	$—	$99,133

Forwarding revenue was $293.1 million and $282.9 million for the six months ended December 31, 2017 and 2016, respectively. The increase of $10.2 million, or 3.6%, is primarily attributable to increased project revenues by certain strategic operating partners and increases due to recent acquisitions. Forwarding net transportation revenue was $75.4 million and $82.0 million for the six months ended December 31, 2017 and 2016, respectively. The decrease of $6.6 million, or 8.0%, and corresponding decrease in net forwarding transportation margins from 29.0% to 25.7%, was primarily due to competitive market dynamics and shifts in product mix, including a higher than normal frequency of air charters and other significant project work which carried a lower margin than the balance of our forwarding service offerings.

Brokerage revenue was $104.8 million and $107.4 million for the six months ended December 31, 2017 and 2016, respectively. The decrease of $2.6 million, or 2.4%, is primarily attributable to general softness in the brokerage markets offset by higher revenues per shipment through to customers due to capacity constraints. Brokerage net transportation revenue was $11.8 million and $13.4 million for the six months ended December 31, 2017 and 2016, respectively. Net brokerage transportation margins decreased from 12.5% to 11.2%, primarily as a result of lower costs of purchased transportation.

Other value added services were $6.9 million for the six months ended December 31, 2017 compared to $3.8 million for the comparable prior year period. The increase was primarily attributable to the acquisition of Lomas in April 2017.

The following table compares condensed consolidated statements of operations data by operating segment for the six months ended December 31, 2017 and 2016 (in thousands):

	Six Months Ended December 31, 2017				Six Months Ended December 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$81,390	$12,626	$—	$94,016	$88,974	$10,159	$—	$99,133

Operating partner commissions	39,220	—	—	39,220	46,308	—	—	46,308
Personnel costs	20,461	6,988	1,453	28,902	19,053	5,229	1,450	25,732
Selling, general and administrative expenses	8,422	4,026	1,256	13,704	7,717	2,048	1,585	11,350
Depreciation and amortization	1,063	742	5,337	7,142	1,191	320	4,523	6,034
Transition and lease termination costs	107	—	—	107	862	—	—	862
Change in contingent consideration	—	—	(110)	(110)	—	—	1,056	1,056

Total operating expenses	69,273	11,756	7,936	88,965	75,131	7,597	8,614	91,342

Income (loss) from operations	12,117	870	(7,936)	5,051	13,843	2,562	(8,614)	7,791
Other income (expense)	233	(146)	(1,566)	(1,479)	597	101	(1,248)	(550)

Income (loss) before income tax provision	12,350	724	(9,502)	3,572	14,440	2,663	(9,862)	7,241
Income tax benefit (expense)	—	—	1,214	1,214	—	—	(2,741)	(2,741)

Net income (loss)	12,350	724	(8,288)	4,786	14,440	2,663	(12,603)	4,500
Less: Net income attributable to non- controlling interest	(117)	—	—	(117)	(28)	—	—	(28)

Net income (loss) attributable to Radiant Logistics, Inc.	12,233	724	(8,288)	4,669	14,412	2,663	(12,603)	4,472
Less: Preferred stock dividends	—	—	(1,023)	(1,023)	—	—	(1,023)	(1,023)

Net income (loss) attributable to common stockholders	$12,233	$724	$(9,311)	$3,646	$14,412	$2,663	$(13,626)	$3,449

	Six Months Ended December 31, 2017				Six Months Ended December 31, 2016
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	48.2%	0.0%	N/A	41.7%	52.0%	0.0%	N/A	46.7%
Personnel costs	25.1%	55.3%	N/A	30.7%	21.4%	51.5%	N/A	26.0%
Selling, general and administrative expenses	10.3%	31.9%	N/A	14.6%	8.7%	20.2%	N/A	11.4%

Operating partner commissions decreased $7.1 million, or 15.3%, to $39.2 million for the six months ended December 31, 2017 due primarily to a decrease in net forwarding transportation revenues, as well as the acquisition of DLT, which operated as a strategic operating partner in the comparable prior year period.

Personnel costs increased $3.2 million, or 12.3%, to $28.9 million for the six months ended December 31, 2017. The increase is primarily due to the acquisitions of Lomas and DLT.

SG&A expenses increased $2.3 million, or 20.7%, to $13.7 million for the six months ended December 31, 2017. The increase is primarily attributable to higher facilities, technology and communications costs associated with the acquisitions of Lomas and DLT. SG&A expenses also includes approximately $0.4 million in start-up costs associated with adding new and reconfiguring existing Canadian facilities to further expand our MM&D solution offering.

Depreciation and amortization costs increased $1.1 million, or 18.4%, to $7.1 million for the six months ended December 31, 2017, primarily due to increased amortization associated with recent acquisitions.

Transition and lease termination costs decreased $0.8 million, or 87.6%, to $0.1 million for the six months ended December 31, 2017. The current year period represents the lease termination costs associated with the facility consolidation of the Company-owned location in New Jersey with the acquisition of DLT. The comparable prior year period amount represents non-recurring personnel costs for SBA that were identified for elimination in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses increased $0.9 million, or 168.9%, to $1.5 million for the six months ended December 31, 2017. The increase is primarily due to interest expense attributable to borrowings used to fund recent acquisitions, as well as increases in foreign exchange losses.

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

The following table provides a reconciliation for the six months ended December 31, 2017 and 2016 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Six Months Ended December 31, 2017				Six Months Ended December 31, 2016
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$81,390	$12,626	$—	$94,016	$88,974	$10,159	$—	$99,133

Net income (loss) attributable to common stockholders	$12,233	$724	$(9,311)	$3,646	$14,412	$2,663	$(13,626)	$3,449
Plus: Preferred stock dividends	—	—	1,023	1,023	—	—	1,023	1,023
Net income (loss) attributable to Radiant Logistics, Inc.	12,233	724	(8,288)	4,669	14,412	2,663	(12,603)	4,472

Income tax expense (benefit)	—	—	(1,214)	(1,214)	—	—	2,741	2,741
Depreciation and amortization	1,063	742	5,337	7,142	1,191	320	4,523	6,034
Net interest expense	—	—	1,566	1,566	—	—	1,248	1,248

EBITDA	13,296	1,466	(2,599)	12,163	15,603	2,983	(4,091)	14,495

Share-based compensation	453	53	224	730	460	2	198	660
Change in contingent consideration	—	—	(110)	(110)	—	—	1,056	1,056
Acquisition related costs	—	—	98	98	—	—	216	216
Litigation costs	—	—	79	79	—	—	113	113
Non-recurring costs	—	—	—	—	—	—	14	14
Lease termination costs	107	—	—	107	25	—	—	25
MM&D Start-up costs	—	410	—	410	—	—	—	—
Foreign exchange loss (gain)	(7)	146	—	139	(293)	(95)	—	(388)

Adjusted EBITDA	13,849	2,075	(2,308)	13,616	15,795	2,890	(2,494)	16,191
Transition costs	—	—	—	—	818	—	—	818
Normalized Adjusted EBITDA	$13,849	$2,075	$(2,308)	$13,616	$16,613	$2,890	$(2,494)	$17,009
Adjusted EBITDA as a % of Net Revenues	17.0%	16.4%	N/A	14.5%	17.8%	28.4%	N/A	16.3%
Normalized Adjusted EBITDA as a % of Net Revenues	17.0%	16.4%	N/A	14.5%	18.7%	28.4%	N/A	17.2%

Liquidity and Capital Resources

Net cash provided by operating activities was $0.1 million and $12.7 million for the six months ended December 31, 2017 and 2016, respectively. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, accounts payable, and commissions payable.

Net cash used for investing activities was $4.2 million and $2.2 million for the six months ended December 31, 2017 and 2016, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $1.2 million and $0.1 million for the six months ended December 31, 2017 and 2016, respectively. Cash paid for purchases of technology and equipment was $3.1 million and $2.2 million for the six months ended December 31, 2017 and 2016, respectively.

Net cash provided by financing activities was $4.7 million for the six months ended December 31, 2017, compared to cash used of $7.0 million for the six months ended December 31, 2016. The changes primarily consisted of proceeds from and repayments to the Senior Credit Facility (defined below), payments of loan fees, repayments of notes payable, purchases of treasury stock, payments of contingent consideration, and payments of preferred stock dividends. Proceeds from the Senior Credit Facility were $8.1 million and repayments were $1.0 million for the six months ended December 31, 2017 and 2016, respectively. Payments of loan fees were $0.1 million for the six months ended December 31, 2017. Repayments of notes payable were $1.7 million and $1.2 million for the six months ended December 31, 2017 and 2016, respectively. Purchases of treasury stock were $0.3 million for the six months ended December 31, 2016. Payments of contingent consideration to former shareholders of acquired operations were $0.4 million and $3.4 million for the six months ended December 31, 2017 and 2016, respectively. Payments of preferred stock dividends were $1.0 million for each of the six months ended December 31, 2017 and 2016.

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

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. During the year ended June 30, 2017, we spent approximately $4.0 million on enhancing our technology and software systems in order to increase our operating efficiency. We intend to spend in excess of $5.0 million during the fiscal year ended June 30, 2018 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

Senior Credit Facility

We have the USD$75.0 million senior credit facility (the “Senior Credit Facility”) with Bank of America, N.A. on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan). The Senior Credit Facility matures on June 14, 2022 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility are available for future acquisitions, certain debt repayment and for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

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

As of December 31, 2017, we have gross availability of $72.4 million, net of $21.9 million in advances and letter of credit reserves of approximately $0.2 million with approximately $50.3 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Senior Secured Loan

On April 2, 2015, Wheels International Inc. (“Wheels”) obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD IV Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first 12 months and will make blended principal and interest through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by IPD IV.

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

Off Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2017, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and our operating subsidiaries are involved in claims, proceedings and litigation, arising in the ordinary course of business, including the actions set forth in Item 3 of our Annual Report on Form 10-K for the year ended June 30, 2017. Below are some updates to legal proceedings that have been previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017 and supplemented in subsequent filings with the SEC.

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

Certain deadlines in this case have been extended. Currently, Ms. Barahona is required to submit her motion for class certification by March 9, 2018. The Court has scheduled a status conference for April 17, 2018. The parties have also scheduled a mediation for April 26, 2018. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Tax Cuts and Jobs Act (the “Act”), was enacted on December 22, 2017. The Act contains many significant changes to the U.S. federal income tax laws. We believe that the primary impact of the Act for us in fiscal year 2018 is a reduction of our federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and 21% rate for the second half of fiscal year 2018). Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The final impact of the Act may differ due to and among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance, and actions that we may take as a result of the Act. Changes in corporate tax rates, the taxation of foreign earnings, and the deductibility of expenses contained in the Act or other tax reform legislation could result in significant one-time charges in the current or future taxable years, and could have a significant adverse effect on our business, cash flow, results of operations or financial conditions.

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

RADIANT LOGISTICS, INC.

Date: February 8, 2018	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2018	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)