Form 10-Q
period 2018-03-31
RADIANT LOGISTICS, INC
filed 2018-05-09
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

There were 49,359,283 shares outstanding of the registrant’s common stock, par value $.001 per share, as of May 3, 2018.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share data)	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,225	$5,808
Accounts receivable, net of allowance of $1,284 and $1,599, respectively	122,294	116,327
Income tax deposit	1,848	432
Prepaid expenses and other current assets	5,541	7,153
Total current assets	133,908	129,720

Technology and equipment, net	16,417	15,227

Acquired intangibles, net	67,736	74,729
Goodwill	65,389	66,779
Deposits and other assets	3,035	3,085
Total long-term assets	136,160	144,593
Total assets	$286,485	$289,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued transportation costs	$81,559	$85,490
Commissions payable	11,682	10,843
Other accrued costs	4,901	4,778
Current portion of notes payable	3,446	3,382
Current portion of contingent consideration	1,086	4,130
Current portion of transition and lease termination liability	1,251	1,210
Other current liabilities	305	143
Total current liabilities	104,230	109,976

Notes payable, net of current portion	41,438	37,040
Contingent consideration, net of current portion	2,625	5,790
Transition and lease termination liability, net of current portion	168	804
Deferred rent liability	1,022	857
Deferred tax liability	7,281	10,826
Other long-term liabilities	1,052	782
Total long-term liabilities	53,586	56,099
Total liabilities	157,816	166,075

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,451,081 and 49,177,215 shares issued, and 49,359,283 and 49,085,417 shares outstanding, respectively	31	30
Additional paid-in capital	117,656	116,172
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	11,210	7,397
Accumulated other comprehensive income (loss)	(84)	65
Total Radiant Logistics, Inc. stockholders’ equity	128,561	123,412
Non-controlling interest	108	53
Total stockholders’ equity	128,669	123,465
Total liabilities and stockholders’ equity	$286,485	$289,540

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues	$203,921	$181,771	$608,612	$575,785
Cost of transportation	154,773	136,062	465,448	430,943
Net revenues	49,148	45,709	143,164	144,842

Operating partner commissions	22,194	21,421	61,414	67,729
Personnel costs	14,671	12,505	43,573	38,238
Selling, general and administrative expenses	7,150	5,575	20,852	16,924
Depreciation and amortization	3,640	3,005	10,783	9,039
Transition and lease termination costs	—	446	107	1,307
Change in contingent consideration	35	737	(75)	1,793
Total operating expenses	47,690	43,689	136,654	135,030

Income from operations	1,458	2,020	6,510	9,812

Other income (expense):
Interest income	10	6	26	17
Interest expense	(755)	(614)	(2,338)	(1,873)
Foreign exchange gain (loss)	7	(35)	(132)	354
Other	103	85	329	393
Total other expense:	(635)	(558)	(2,115)	(1,109)

Income before income tax provision	823	1,462	4,395	8,703

Income tax benefit (expense)	(123)	(540)	1,091	(3,281)

Net income	700	922	5,486	5,422
Less: Net income attributable to non-controlling interest	(22)	(15)	(139)	(42)

Net income attributable to Radiant Logistics, Inc.	678	907	5,347	5,380
Less: Preferred stock dividends	(511)	(511)	(1,534)	(1,534)

Net income attributable to common stockholders	$167	$396	$3,813	$3,846

Other comprehensive income (loss):
Foreign currency translation gain (loss)	446	(109)	(149)	430
Comprehensive income	$1,146	$813	$5,337	$5,852

Net income per common share - basic and diluted	$—	$0.01	$0.08	$0.08

Weighted average shares outstanding:
Basic shares	49,334,300	48,817,330	49,197,218	48,822,882
Diluted shares	50,630,307	50,169,571	50,660,478	49,834,591

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Interest	Equity
Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	$7,397	$65	$53	$123,465
Issuance of common stock to former shareholders of acquired operations	—	—	133,082	1	672	—	—	—	—	673
Share-based compensation	—	—	—	—	1,116	—	—	—	—	1,116
Cashless exercise of stock options	—	—	140,784	—	(304)	—	—	—	—	(304)
Preferred dividends paid	—	—	—	—	—	—	(1,534)	—	—	(1,534)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(84)	(84)
Net income	—	—	—	—	—	—	5,347	—	139	5,486
Comprehensive loss	—	—	—	—	—	—	—	(149)	—	(149)
Balance as of March 31, 2018	839,200	$1	49,359,283	$31	$117,656	$(253)	$11,210	$(84)	$108	$128,669

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except share and per share data)	Nine Months Ended March 31,
	2018	2017
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$5,486	$5,422
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation expense	1,116	983
amortization of intangibles	7,427	6,233
depreciation and leasehold amortization	3,356	2,806
deferred income tax benefit	(3,478)	(662)
amortization of loan fees	184	239
change in contingent consideration	(75)	1,793
transition and lease termination costs	107	44
loss (gain) on disposal of technology and equipment	(23)	14
change in (recovery of) provision for doubtful accounts	(315)	148
CHANGE IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(2,405)	2,975
income tax deposit	(1,388)	(38)
prepaid expenses, deposits and other assets	1,413	(541)
accounts payable and accrued transportation costs	(5,955)	(2,845)
commissions payable	839	785
other accrued costs	(222)	(680)
other liabilities	560	120
deferred rent liability	164	7
payment of contingent consideration	(2,823)	(432)
transition and lease termination liability	(573)	(875)
Net cash provided by operating activities	3,395	15,496

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Acquisitions during the fiscal year	(1,166)	(50)
Purchases of technology and equipment	(4,602)	(3,603)
Proceeds from sale of technology and equipment	87	61
Payments to former shareholders of acquired operations	—	(50)
Net cash used for investing activities	(5,681)	(3,642)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from credit facility, net	6,821	3,505
Payments of loan fees	(89)	—
Repayments of notes payable	(2,606)	(1,760)
Purchases of treasury stock	—	(253)
Payments of contingent consideration	(413)	(3,446)
Payments of preferred stock dividends	(1,534)	(1,534)
Distribution to non-controlling interest	(84)	(42)
Payments of employee tax withholdings related to cashless exercise of stock options	(304)	(179)
Net cash provided by (used for) financing activities	1,791	(3,709)

Effect of exchange rate changes on cash and cash equivalents	(1,088)	20

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,583)	8,165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,808	4,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,225	$12,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,966	$4,389
Interest paid	$2,192	$1,647

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

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. Checks issued by the Company that have not yet been presented to the bank for payment are reported as accounts payable and commissions payable in the accompanying condensed consolidated balance sheets. Accounts payable and commissions payable includes outstanding payments which had not yet been presented to the bank for payment in the amounts of $6,066 and $9,238 as of March 31, 2018 and June 30, 2017, respectively.

e)	Concentrations

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

f)	Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third-parties that will be settled in cash. This includes amounts owed by third-party customers, as well as amounts owed by strategic operating partners. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records a reserve for bad debts against amounts due in order to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The reserve is a discretionary amount determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the bad debt expense related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company that is recognized as a liability in the Company’s financial statements. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available in this reserve account. In these circumstances, deficit bad debt reserve accounts are recognized as a receivable in the Company’s financial statements. Other strategic operating partners are not required to establish a bad debt reserve, however, they are still responsible for deficits and their strategic operating partner agreements provide that the Company may withhold all or a portion of future commission checks payable to the strategic operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these strategic operating partners. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount and includes such amounts in the reserve for bad debts as considered necessary.

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

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year, unless events or circumstances indicate impairment may have occurred before that time. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount than no further testing is necessary. If further testing was necessary, the Company would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. As of March 31, 2018, management believes there are no indications of impairment.

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

The Company reviews long-lived assets and technology and equipment to be held-and-used for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2018.

j)	Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the condensed consolidated statements of operations.

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

The Company determines the acquisition date fair value of the contingent consideration payable based on the likelihood of paying the contingent consideration as part of the consideration transferred. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the contingent liability is recognized in the condensed consolidated statements of operations.

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

(In thousands)
2018 (remaining)	$2,345
2019	8,852
2020	8,467
2021	7,257
2022	4,741
Thereafter	1,086

Total minimum lease payments	$32,748

Rent expense amounted to $2,304 and $6,672 for the three and nine months ended March 31, 2018, respectively, and $1,171 and $3,566 for the three and nine months ended March 31, 2017, respectively.

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

The transition and lease termination liability consists of the following:

(In thousands)	Lease Termination Costs	Retention Costs	Total
Balance as of June 30, 2017	$1,614	$400	$2,014
Transition and lease termination costs	107	—	107
Payments and other	(640)	(62)	(702)

Balance as of March 31, 2018	$1,081	$338	$1,419

m)	401(k) Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $212 and $637 for the three and nine months ended March 31, 2018, respectively, and $204 and $572 for the three and nine months ended March 31, 2017, respectively.

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

The Company recorded share-based compensation expense of $386 and $1,116 for the three and nine months ended March 31, 2018, respectively, and $323 and $983 for the three and nine months ended March 31, 2017, respectively.

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

The following table reconciles the numerator and denominator of the basic and diluted per share computations for earnings per share as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Weighted average basic shares outstanding	49,334,300	48,817,330	49,197,218	48,822,882
Dilutive effect of share-based awards	1,296,007	1,352,241	1,463,260	1,011,709

Weighted average dilutive shares outstanding	50,630,307	50,169,571	50,660,478	49,834,591

Potentially dilutive common shares excluded	1,365,862	1,380,868	1,190,016	1,886,854

r)	Foreign Currency Translation

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is intended to improve existing revenue recognition guidance to enable users of the financial statements to understand the nature, amount, timing and uncertainty of an entity’s revenues and cash flows arising from contracts with customers. The guidance is effective for the Company beginning July 1, 2018 and permits the use of the full retrospective or modified retrospective transition methods.

The Company has been reviewing and evaluating its existing customer contracts. Under the new guidance, revenue from transportation services will be recognized over time as control is transferred to the customer. Revenue from warehousing and fulfillment services will continue to be recognized as the promised services are transferred to the customer. The Company has also evaluated whether it acts as a principal or agent with regard to its promise to transfer transportation services and does not expect its current presentation of revenue and related costs from transportation services reflected on a gross basis to change.

The Company will adopt the new revenue guidance using the modified retrospective method applied to those contracts that are not complete as of July 1, 2018 with a cumulative effect adjustment to opening retained earnings at the date of adoption and provide the required supplemental disclosures. The Company continues to develop and implement changes to its accounting policies, practices, and controls to support the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this standard will impact the Company’s consolidated financial statements as future minimum lease payments under noncancelable leases totaled approximately $32.7 million as of March 31, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

u)	Reclassifications

Certain amounts for prior periods have been reclassified in the Company’s consolidated financial statements to conform to the classification used in fiscal year 2018.

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

On June 1, 2017 the Company, through a wholly-owned subsidiary, acquired the assets and operations of its strategic operating partner Dedicated Logistics Technologies, Inc. (“DLT”), a Newark, New Jersey based company. DLT is expected to transition to the Radiant brand and will combine with existing Company-owned operations in Newark while maintaining separate facilities in Los Angeles, California. The Company recorded non-recurring transition and lease termination costs of $107 for the nine months ended March 31, 2018 associated with the facility consolidation of the former Radiant Newark facility to the DLT location. The DLT acquisition was financed with proceeds from the Company’s Credit Facility (as defined in Note 6). The Company has structured the transaction similar to previous acquisitions, with a portion of the expected purchase price payable in subsequent periods based on future performance of the acquired operation. The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the discount rate used to discount the earn-out payments reflect market participant assumptions. The results of operations for the business acquired are included in the financial statements as of the date of purchase.

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relate to certain tangible assets and liabilities acquired, goodwill and identifiable intangible assets.

In December 2017, the Company obtained additional information that existed as of the acquisition date resulting in an adjustment for DLT to the preliminary amounts recognized. The Company recorded a decrease to acquired intangibles of $0.9 million, a decrease to contingent consideration of $2.5 million, and a corresponding decrease to goodwill of $1.7 million. The change in amortization expense related to the prior period was less than $0.1 million.

NOTE 4 – TECHNOLOGY AND EQUIPMENT

(In thousands)	March 31,	June 30,
	2018	2017
Computer software	$15,180	$12,848
Trailers and related equipment	4,196	4,682
Leasehold improvements	3,184	2,363
Office and warehouse equipment	2,925	2,005
Computer equipment	2,134	1,745
Furniture and fixtures	916	788

	28,535	24,431
Less: Accumulated depreciation and amortization	(12,118)	(9,204)

	$16,417	$15,227

Depreciation and amortization expense related to technology and equipment was $1,150 and $3,356 for the three and nine months ended March 31, 2018, respectively, and $929 and $2,806 for the three and nine months ended March 31, 2017, respectively. Computer software includes approximately $1,259 and $4,021 of software currently in development as of March 31, 2018 and June 30, 2017, respectively.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS

The table below reflects acquired intangible assets related to all acquisitions:

(In thousands)	March 31,	June 30,	Weighted- Average
	2018	2017	Life
Customer related	$96,515	$96,106	6.40 years
Trade names and trademarks	14,977	14,977	10.50 years
Covenants not to compete	875	850	2.00 years

	112,367	111,933
Less: Accumulated amortization	(44,631)	(37,204)

	$67,736	$74,729

Amortization expense amounted to $2,490 and $7,427 for the three and nine months ended March 31, 2018, respectively, and $2,076 and $6,233 for the three and nine months ended March 31, 2017, respectively. Future amortization expense for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$2,472
2019	9,859
2020	9,616
2021	9,395
2022	8,841
Thereafter	27,553

$67,736

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	March 31,	June 30,
	2018	2017
Senior Credit Facility	$20,565	$13,780
Senior Secured Loans	25,249	27,514
Other notes payable	—	149
Less: Loan issuance costs	(930)	(1,021)

Total notes payable	44,884	40,422
Less: Current portion	(3,446)	(3,382)

Total notes payable, net of current portion	$41,438	$37,040

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2018 (remaining)	$840
2019	3,503
2020	3,744
2021	4,000
2022	24,839
Thereafter	8,888

$45,814

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2018, the Company was in compliance with all of its covenants.

As of March 31, 2018, based on available collateral and $0.1 million in outstanding letter of credit commitments, there was $48.6 million available for borrowing under the Senior Credit Facility.

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

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of March 31, 2018, the Company was in compliance with all of its covenants.

Capital Lease Facility

In April 2018, the Company, through our wholly-owned subsidiary, Clipper Exxpress Company, entered into a lease financing agreement with Banc of America Leasing & Capital, for the lease of up to 100 refrigerated trailers with the aggregate acquisition cost not to exceed $5.0 million through December 31, 2018. The term of the lease shall be 60 and 84 months from an agreed upon starting date and as lessee, the Company will be obligated to purchase the trailers at the end of the lease for a nominal amount. The transaction is subject to the execution of additional documentation, including, among other things, a master lease agreement, guarantor authorization and incumbency certificate, guaranty and progress payment agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

The Company has 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) issued and outstanding, which have a liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE American or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of March 31, 2018, the Company was in compliance with this ratio.

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

For the nine months ended March 31, 2018, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $1.828125 per share, totaling $1,534.

Common Stock

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. There have been no purchases of common stock executed under the repurchase program as of the date of this filing.

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

RLP recorded $37 and $231 in profits, of which RCP’s distributable share was $22 and $139 for the three and nine months ended March 31, 2018, respectively. RLP recorded $24 and $71 in profits, of which RCP’s distributable share was $15 and $42 for the three and nine months ended March 31, 2017, respectively. The non-controlling interest recorded as a reduction of income on the condensed consolidated statements of operations represents RCP’s distributive share.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2018
	Level 3	Total
Contingent consideration	$3,711	$3,711

	Fair Value Measurements as of June 30, 2017
	Level 3	Total
Contingent consideration	$9,920	$9,920

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the contingent liability is included in the condensed consolidated statements of operations. The Company recorded an increase to contingent consideration of $35 and a decrease of $75 for the three and nine months ended March 31, 2018, respectively, and an increase of $737 and $1,793 for the three and nine months ended March 31, 2017, respectively. The change in the current period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $9.4 million, through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earn-out payments of $650.

The following table provides a reconciliation of the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2017	$9,920
Changes related to accounting for acquisition	(2,275)
Contingent consideration paid	(3,859)
Change in fair value	(75)

Balance as of March 31, 2018	$3,711

NOTE 10 – PROVISION FOR INCOME TAXES

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Current income tax expense	$312	$776	$2,387	$3,943
Deferred income tax benefit	(189)	(236)	(3,478)	(662)

Income tax expense (benefit)	$123	$540	$(1,091)	$3,281

The Company’s effective tax rate for the three months ended March 31, 2018 is lower than the U.S. federal statutory rate primarily due to favorable provision to return adjustments, and for the nine months ended March 31, 2018, is lower than the U.S. federal statutory rate primarily due to the provisional deferred income tax benefit resulting from the remeasurment of federal deferred tax liabilities, offset by state income taxes. For the three and nine months ended March 31, 2017, the effective tax rate is higher than the U.S. federal statutory rate primarily due to state income taxes and losses in a foreign jurisdiction that is being benefited at a lower foreign rate. The Company does not have any uncertain tax positions and a minimal net operating loss carryover, due to expire primarily in the 2027 fiscal year.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains many significant changes to the U.S. federal income tax laws. The primary impact of the Act in fiscal year 2018 is a reduction of the federal statutory tax rate from 35% to 28.1% (average of a 35% rate for the first half of fiscal year 2018 and 21% rate for the second half of fiscal year 2018). Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The deferred income tax benefit includes a provisional benefit of $2.3 million recognized for those items which the Company could determine a reasonable estimate from the remeasurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The estimated amount of the one-time transition tax is not significant. The final impact of the Act may differ due to and among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions the Company may take as a result of the Act.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2015 through June 30, 2017. Tax years which remain subject to examination by state authorities are the years ended June 30, 2014 through June 30, 2017. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2017. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

NOTE 11 – SHARE-BASED COMPENSATION

The Company has two stock-based plans: the 2005 Stock Incentive Plan and the 2012 Stock Option and Performance Award Plan. Each plan authorizes the granting of up to 5,000,000 shares of the Company’s common stock. The plans provide for the grant of stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance shares and performance units. Restricted stock awards and units are equivalent to one share of common stock and generally vest after three years. Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five year period from the date of grant. The Company does not plan to make additional grants under the 2005 Stock Incentive Plan.

Stock Awards

The Company recognized share-based compensation expense related to stock awards of $151 and $391 for the three and nine months ended March 31, 2018, respectively, and $63 and $111 for the three and nine months ended March 31, 2017, respectively.

The following table summarizes stock award activity under the plans:

	Number of Shares	Weighted Average Grant- Date Fair Value
Balance as of June 30, 2017	258,636	$2.86
Granted	251,151	4.97
Forfeited	(17,625)	4.47

Balance as of March 31, 2018	492,162	$3.88

Stock Options

The Company recognized share-based compensation expense related to stock options of $235 and $725 for the three and nine months ended March 31, 2018, respectively, and $260 and $872 for the three and nine months ended March 31, 2017, respectively. The aggregate intrinsic value of options exercised was $535 and $972 for the three and nine months ended March 31, 2018, respectively, and $332 and $504 for the three and nine months ended March 31, 2017, respectively.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2017	3,351,594	$3.02	6.32	$8,035
Exercised	(358,991)	2.00	—	—
Forfeited	(97,231)	3.41	—	—

Outstanding as of March 31, 2018	2,895,372	$3.13	5.69	$3,065

Exercisable as of March 31, 2018	1,875,581	$2.65	4.91	$2,659

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

If Ms. Barahona’s allegations were to prevail on all claims the Company, as well as its co-defendants, could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. However, based upon the Company’s preliminary evaluation of the matter, it does not believe it is likely to incur material damages, if at all, since, among others: (i) the amount of any potential damages remains highly speculative at this stage of the proceedings; (ii) the Company does not believe as a matter of law it should be characterized as Ms. Barahona’s employer and codefendant Accountabilities admitted to being the employer of record, (iii) wage and hour class actions of this nature typically settle for amounts significantly less than plaintiffs’ demands because of the uncertainty with litigation and the difficulty in taking these types of cases to trial; and (iv) Ms. Barahona has indicated her desire to resolve this matter through a mediated settlement. Ms. Barahona admitted in a report to the court that she is unable to prosecute the case because the payroll and personnel records she needs are in the possession of Tri-State and/or Accountabilities (“Debtors”), and the case has been stayed as to them pending resolution of their chapter 11 bankruptcy proceedings. In 2017, Ms. Barahona dismissed the Debtors from this litigation so they could lawfully seek discovery from them (specifically, the “Employment Records”). Between January 2016 and April 2018, the court held at least three status conferences to address the status of Ms. Barahona’s counsel’s efforts to obtain the Employment Records from the Debtors. To date, Ms. Barahona’s counsel has failed to obtain the Employment Records. In the meantime, in 2017, DBA and Radiant informally obtained some records from the Debtor’s Trustee’s counsel and produced copies of those records to Ms. Barahona. However, those records consist of incomplete employee lists and do not contain the requisite timekeeping, payroll and personnel records that are necessary to analyze the legal issues raised by this case and to credibly identify the putative class members. The court has set a new deadline of May 25, 2018, for Ms. Barahona to file her motion for class certification, and set a further status conference for June 8, 2018. A mediation was conducted on April 26, 2018, but the Company is not optimistic that the case will settle (at least not on a class-wide basis) because the Plaintiff still lacks the Employment Records needed to ascertain who are the class members, to file a successful motion for class certification, and to file a motion for preliminary and final approval of a class-wide settlement. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Radiant Global Logistics, Inc. v. Border Express Services, Ltd., Kenneth Drummond and Maureen Drummond

During the quarter ended March 31, 2018, the Company commenced an arbitration proceeding against its British Columbia, Canada, operating partner to collect approximately $1.4 million of deficit bad debt reserves included as accounts receivable in the condensed consolidated balance sheets. As the controversy remains in the early stages, the Company is unable to express an opinion as to the outcome of the matter.

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2018 (remaining)	2019	2020	2021	2022	Total
Earn-out payments:
Cash	$36	$1,399	$1,202	$875	$188	$3,700
Equity (1)	—	375	309	292	62	1,038

Total estimated earn-out payments	$36	$1,774	$1,511	$1,167	$250	$4,738

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Three Months Ended March 31, 2018 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$177,150	$26,998	$(227)	$203,921
Net revenues	42,519	6,629	—	49,148
Income (loss) from operations	4,787	692	(4,021)	1,458
Other income (expense)	64	46	(745)	(635)
Income (loss) before income tax provision	4,851	738	(4,766)	823
Depreciation and amortization	612	354	2,674	3,640
Technology and equipment, net	12,964	3,453	—	16,417
Transition and lease termination liability	402	1,017	—	1,419
Goodwill	43,991	21,398	—	65,389

Three Months Ended March 31, 2017 (in thousands):
Revenues	$159,787	$23,074	$(1,090)	$181,771
Net revenues	41,014	4,695	—	45,709
Income (loss) from operations	5,663	1,010	(4,653)	2,020
Other income (expense)	117	(68)	(607)	(558)
Income (loss) before income tax provision	5,780	942	(5,260)	1,462
Depreciation and amortization	595	150	2,260	3,005
Technology and equipment, net	11,292	1,111	730	13,133
Transition and lease termination costs	446	—	—	446
Transition and lease termination liability	564	1,055	—	1,619
Goodwill	42,984	19,904	—	62,888

Nine Months Ended March 31, 2018 (in thousands):	United States	Canada	Corporate/ Eliminations	Total
Revenues	$531,546	$78,198	$(1,132)	$608,612
Net revenues	123,909	19,255	—	143,164
Income (loss) from operations	16,777	1,689	(11,956)	6,510
Other income (expense)	297	(100)	(2,312)	(2,115)
Income (loss) before income tax provision	17,074	1,589	(14,268)	4,395
Depreciation and amortization	1,803	969	8,011	10,783
Technology and equipment, net	12,964	3,453	—	16,417
Transition and lease termination costs	107	—	—	107
Transition and lease termination liability	402	1,017	—	1,419
Goodwill	43,991	21,398	—	65,389

Nine Months Ended March 31, 2017 (in thousands):
Revenues	$506,677	$72,972	$(3,864)	$575,785
Net revenues	129,988	14,854	—	144,842
Income (loss) from operations	19,507	3,573	(13,268)	9,812
Other income (expense)	714	33	(1,856)	(1,109)
Income (loss) before income tax provision	20,221	3,606	(15,124)	8,703
Depreciation and amortization	1,786	469	6,784	9,039
Technology and equipment, net	11,292	1,111	730	13,133
Transition and lease termination costs	1,307	—	—	1,307
Transition and lease termination liability	564	1,055	—	1,619
Goodwill	42,984	19,904	—	62,888

NOTE 14 – SUBSEQUENT EVENT

On April 13, 2018, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on April 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2017 and our Form 10-Q for the quarter ended December 31, 2017. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the acquisition method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Our GAAP-based net income will be affected by non-cash charges relating to the amortization of customer related intangible assets and other intangible assets attributable to completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets (e.g. customer relationships). Thus, we believe that earnings before interest, taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash costs and provides an important metric for our business.

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

Results of Operations

Three months ended March 31, 2018 and 2017 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018				Three months ended March 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$147,574	$1,143	$(181)	$148,536	$130,802	$374	$(135)	$131,041
Brokerage	28,489	23,379	(46)	51,822	28,019	22,066	(955)	49,130
	176,063	24,522	(227)	200,358	158,821	22,440	(1,090)	180,171

Cost of transportation
Forwarding	108,170	899	(181)	108,888	92,970	229	(135)	93,064
Brokerage	26,461	19,470	(46)	45,885	25,803	18,150	(955)	42,998
	134,631	20,369	(227)	154,773	118,773	18,379	(1,090)	136,062

Net transportation revenue
Forwarding	39,404	244	—	39,648	37,832	145	—	37,977
Brokerage	2,028	3,909	—	5,937	2,216	3,916	—	6,132
	41,432	4,153	—	45,585	40,048	4,061	—	44,109
Net transportation margins	23.5%	16.9%		22.8%	25.2%	18.1%		24.5%

Other value-added services	1,087	2,476	—	3,563	966	634	—	1,600
Net revenues	$42,519	$6,629	$—	$49,148	$41,014	$4,695	$—	$45,709

Forwarding revenue was $148.5 million and $131.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $17.5 million, or 13.4%, is primarily attributable to increased revenues by certain strategic operating partners, the acquisition of Lomas Logistics (“Lomas”) in April 2017 and other recent acquisitions. Forwarding net transportation revenue was $39.6 million and $38.0 million for three months ended March 31, 2018 and 2017, respectively. Net forwarding transportation margins decreased from 29.0% to 26.7%, primarily due to competitive market dynamics and shifts in product mix.

Brokerage revenue was $51.8 million and $49.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $2.7 million, or 5.5%, is primarily attributable to higher revenues per shipment passed through to customers due to capacity constraints. Brokerage net transportation revenue was $5.9 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. Net brokerage transportation margins decreased from 12.5% to 11.5%, primarily due to capacity constraints which resulted in higher costs and corresponding margin compression.

Other value-added services were $3.6 million for the three months ended March 31, 2018, compared to $1.6 million for the comparable prior year period. The increase is primarily attributable to the acquisition of Lomas.

The following table compares condensed consolidated statements of operations data by operating segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018				Three months ended March 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$42,519	$6,629	$—	$49,148	$41,014	$4,695	$—	$45,709

Operating partner commissions	22,194	—	—	22,194	21,421	—	—	21,421
Personnel costs	10,355	3,523	793	14,671	9,100	2,607	798	12,505
Selling, general and administrative expenses	4,571	2,060	519	7,150	3,789	928	858	5,575
Depreciation and amortization	612	354	2,674	3,640	595	150	2,260	3,005
Transition and lease termination costs	—	—	—	—	446	—	—	446
Change in contingent consideration	—	—	35	35	—	—	737	737

Total operating expenses	37,732	5,937	4,021	47,690	35,351	3,685	4,653	43,689

Income (loss) from operations	4,787	692	(4,021)	1,458	5,663	1,010	(4,653)	2,020
Other income (expense)	64	46	(745)	(635)	117	(68)	(607)	(558)

Income (loss) before income tax provision	4,851	738	(4,766)	823	5,780	942	(5,260)	1,462
Income tax expense	—	—	(123)	(123)	—	—	(540)	(540)

Net income (loss)	4,851	738	(4,889)	700	5,780	942	(5,800)	922
Less: Net income attributable to non-controlling interest	(22)	—	—	(22)	(15)	—	—	(15)

Net income (loss) attributable to Radiant Logistics, Inc.	4,829	738	(4,889)	678	5,765	942	(5,800)	907
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$4,829	$738	$(5,400)	$167	$5,765	$942	$(6,311)	$396

	Three months ended March 31, 2018				Three months ended March 31, 2017
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	52.2%	0.0%	N/A	45.2%	52.2%	0.0%	N/A	46.9%
Personnel costs	24.4%	53.1%	N/A	29.9%	22.2%	55.5%	N/A	27.4%
Selling, general and administrative expenses	10.8%	31.1%	N/A	14.5%	9.2%	19.8%	N/A	12.2%

Operating partner commissions increased $0.8 million, or 3.6%, to $22.2 million for the three months ended March 31, 2018 primarily due to an increase in net forwarding transportation revenues from operating partners, offset by a decrease from the acquisition of Dedicated Logistics Technologies, Inc. (“DLT”), which operated as a strategic operating partner in the comparable prior year period.

Personnel costs increased $2.2 million, or 17.3%, to $14.7 million for the three months ended March 31, 2018. The increase is primarily due to the acquisitions of Lomas and DLT.

Selling, general and administrative (“SG&A”) expenses increased $1.6 million, or 28.3%, to $7.2 million for the three months ended March 31, 2018. The increase is primarily attributable to higher facilities, technology and communications costs associated with the acquisitions of Lomas and DLT.

Depreciation and amortization costs increased $0.6 million, or 21.1%, to $3.6 million for the three months ended March 31, 2018, primarily due to increased amortization associated with recent acquisitions.

There were no transition and lease termination costs for the three months ended March 31, 2018. The comparable prior year period amount represents non-recurring personnel costs for Service by Air, Inc. (“SBA”) that were identified for elimination in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses increased $0.1 million, or 13.8%, to $0.6 million for the three months ended March 31, 2018. The increase is primarily due to interest expense attributable to borrowings used to fund recent acquisitions.

Our change in net income is driven principally by increased net revenues and operating expenses, compared to the comparable prior year period, partially offset by a decrease in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

Our future results may also be impacted by our ability to collect approximately $1.4 million in deficit bad debt reserves owed to us by our British Columbia operating partner, regarding which we have recently instituted collection proceedings in the form of an action in arbitration. Although we remain in preliminary settlement discussions with our operating partner, as the controversy is in its early stages, we are unable to express an opinion as to the outcome of the matter. Should we be unable to collect a material portion of the outstanding amount owed, or should it appear, under applicable accounting guidance, that collection is unlikely, we will be caused to write-off the uncollectible portion of the outstanding account receivable, and incur a corresponding bad debt expense. When evaluated against our total assets or annual earnings, this amount may not be material. However, when evaluated against the Company’s earnings in the quarter realized, any such expense could be material.

The following table provides a reconciliation for the three months ended March 31, 2018 and 2017 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended March 31, 2018				Three months ended March 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$42,519	$6,629	$—	$49,148	$41,014	$4,695	$—	$45,709

Net income (loss) attributable to common stockholders	$4,829	$738	$(5,400)	$167	$5,765	$942	$(6,311)	$396
Plus: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	4,829	738	(4,889)	678	5,765	942	(5,800)	907

Income tax expense	—	—	123	123	—	—	540	540
Depreciation and amortization	612	354	2,674	3,640	595	150	2,260	3,005
Net interest expense	—	—	745	745	—	—	608	608

EBITDA	5,441	1,092	(1,347)	5,186	6,360	1,092	(2,392)	5,060

Share-based compensation	229	34	123	386	219	7	97	323
Change in contingent consideration	—	—	35	35	—	—	737	737
Acquisition related costs	—	—	57	57	—	—	308	308
Legal costs	—	—	53	53	—	—	25	25
Foreign exchange loss (gain)	43	(50)	—	(7)	(33)	68	—	35

Adjusted EBITDA	$5,713	$1,076	$(1,079)	$5,710	$6,546	$1,167	$(1,225)	$6,488
Adjusted EBITDA as a % of Net Revenues	13.4%	16.2%	N/A	11.6%	16.0%	24.9%	N/A	14.2%

Nine months ended March 31, 2018 and 2017 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the nine months ended March 31, 2018 and 2017 (in thousands):

	Nine Months Ended March 31, 2018				Nine Months Ended March 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation revenue
Forwarding	$438,271	$3,960	$(645)	$441,586	$412,427	$1,812	$(321)	$413,918
Brokerage	90,430	66,666	(487)	156,609	91,194	68,838	(3,543)	156,489
	528,701	70,626	(1,132)	598,195	503,621	70,650	(3,864)	570,407

Cost of transportation
Forwarding	324,025	3,152	(645)	326,532	292,963	1,319	(321)	293,961
Brokerage	83,612	55,791	(487)	138,916	83,726	56,799	(3,543)	136,982
	407,637	58,943	(1,132)	465,448	376,689	58,118	(3,864)	430,943

Net transportation revenue
Forwarding	114,246	808	—	115,054	119,464	493	—	119,957
Brokerage	6,818	10,875	—	17,693	7,468	12,039	—	19,507
	121,064	11,683	—	132,747	126,932	12,532	—	139,464
Net transportation margins	22.9%	16.5%		22.2%	25.2%	17.7%		24.4%

Other value-added services	2,845	7,572	—	10,417	3,056	2,322	—	5,378
Net revenues	$123,909	$19,255	$—	$143,164	$129,988	$14,854	$—	$144,842

Forwarding revenue was $441.6 million and $413.9 million for the nine months ended March 31, 2018 and 2017, respectively. The increase of $27.7 million, or 6.7%, is primarily attributable to increased project and other revenues by certain strategic operating partners, the acquisition of Lomas and increases due to recent acquisitions. Forwarding net transportation revenue was $115.1 million and $120.0 million for the nine months ended March 31, 2018 and 2017, respectively. The decrease of $4.9 million, or 4.1%, and corresponding decrease in net forwarding transportation margins from 29.0% to 26.1%, is primarily due to competitive market dynamics and shifts in product mix, including a higher than normal frequency of air charters, which carried a lower margin than the balance of our forwarding service offerings.

Brokerage revenue was $156.6 million and $156.5 million for the nine months ended March 31, 2018 and 2017, respectively. Brokerage net transportation revenue was $17.7 million and $19.5 million for the nine months ended March 31, 2018 and 2017, respectively. Net brokerage transportation margins decreased from 12.5% to 11.3%, primarily due to capacity constraints which resulted in higher costs and corresponding margin compression.

Other value-added services were $10.4 million for the nine months ended March 31, 2018 compared to $5.4 million for the comparable prior year period. The increase is primarily attributable to the acquisition of Lomas.

The following table compares condensed consolidated statements of operations data by operating segment for the nine months ended March 31, 2018 and 2017 (in thousands):

	Nine Months Ended March 31, 2018				Nine Months Ended March 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$123,909	$19,255	$—	$143,164	$129,988	$14,854	$—	$144,842

Operating partner commissions	61,414	—	—	61,414	67,729	—	—	67,729
Personnel costs	30,817	10,511	2,245	43,573	28,153	7,836	2,249	38,238
Selling, general and administrative expenses	12,991	6,086	1,775	20,852	11,506	2,976	2,442	16,924
Depreciation and amortization	1,803	969	8,011	10,783	1,786	469	6,784	9,039
Transition and lease termination costs	107	—	—	107	1,307	—	—	1,307
Change in contingent consideration	—	—	(75)	(75)	—	—	1,793	1,793

Total operating expenses	107,132	17,566	11,956	136,654	110,481	11,281	13,268	135,030

Income (loss) from operations	16,777	1,689	(11,956)	6,510	19,507	3,573	(13,268)	9,812
Other income (expense)	297	(100)	(2,312)	(2,115)	714	33	(1,856)	(1,109)

Income (loss) before income tax provision	17,074	1,589	(14,268)	4,395	20,221	3,606	(15,124)	8,703
Income tax benefit (expense)	—	—	1,091	1,091	—	—	(3,281)	(3,281)

Net income (loss)	17,074	1,589	(13,177)	5,486	20,221	3,606	(18,405)	5,422
Less: Net income attributable to non- controlling interest	(139)	—	—	(139)	(42)	—	—	(42)

Net income (loss) attributable to Radiant Logistics, Inc.	16,935	1,589	(13,177)	5,347	20,179	3,606	(18,405)	5,380
Less: Preferred stock dividends	—	—	(1,534)	(1,534)	—	—	(1,534)	(1,534)

Net income (loss) attributable to common stockholders	$16,935	$1,589	$(14,711)	$3,813	$20,179	$3,606	$(19,939)	$3,846

	Nine Months Ended March 31, 2018				Nine Months Ended March 31, 2017
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	49.6%	0.0%	N/A	42.9%	52.1%	0.0%	N/A	46.8%
Personnel costs	24.9%	54.6%	N/A	30.4%	21.7%	52.8%	N/A	26.4%
Selling, general and administrative expenses	10.5%	31.6%	N/A	14.6%	8.9%	20.0%	N/A	11.7%

Operating partner commissions decreased $6.3 million, or 9.3%, to $61.4 million for the nine months ended March 31, 2018 primarily due to a decrease in net forwarding transportation revenues, as well as the acquisition of DLT, which operated as a strategic operating partner in the comparable prior year period.

Personnel costs increased $5.4 million, or 14.0%, to $43.6 million for the nine months ended March 31, 2018. The increase is primarily due to the acquisitions of Lomas and DLT.

SG&A expenses increased $4.0 million, or 23.2%, to $20.9 million for the nine months ended March 31, 2018. The increase is primarily attributable to higher facilities, technology and communications costs associated with the acquisitions of Lomas and DLT. SG&A expenses also includes approximately $0.4 million in start-up costs associated with adding new and reconfiguring existing Canadian facilities to further expand our MM&D solution offering.

Depreciation and amortization costs increased $1.8 million, or 19.3%, to $10.8 million for the nine months ended March 31, 2018, primarily due to increased amortization associated with recent acquisitions.

Transition and lease termination costs decreased $1.2 million, or 91.8%, to $0.1 million for the nine months ended March 31, 2018. The current year period represents the lease termination costs associated with the facility consolidation of the Company-owned location in New Jersey with the acquisition of DLT. The comparable prior year period amount represents non-recurring personnel costs for SBA that were identified for elimination in connection with the winding down of SBA’s historical back-office operations.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses increased $1.0 million, or 90.7%, to $2.1 million for the nine months ended March 31, 2018. The increase is primarily due to interest expense attributable to borrowings used to fund recent acquisitions, as well as increases in foreign exchange losses.

Our change in net income is driven principally by decreased net revenues and increased other expenses compared to the comparable prior year period, offset by a decrease in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2018 and 2017 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Nine Months Ended March 31, 2018				Nine Months Ended March 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$123,909	$19,255	$—	$143,164	$129,988	$14,854	$—	$144,842

Net income (loss) attributable to common stockholders	$16,935	$1,589	$(14,711)	$3,813	$20,179	$3,606	$(19,939)	$3,846
Plus: Preferred stock dividends	—	—	1,534	1,534	—	—	1,534	1,534
Net income (loss) attributable to Radiant Logistics, Inc.	16,935	1,589	(13,177)	5,347	20,179	3,606	(18,405)	5,380

Income tax expense (benefit)	—	—	(1,091)	(1,091)	—	—	3,281	3,281
Depreciation and amortization	1,803	969	8,011	10,783	1,786	469	6,784	9,039
Net interest expense	—	—	2,312	2,312	—	—	1,856	1,856

EBITDA	18,738	2,558	(3,945)	17,351	21,965	4,075	(6,484)	19,556

Share-based compensation	683	86	347	1,116	679	9	295	983
Change in contingent consideration	—	—	(75)	(75)	—	—	1,793	1,793
Acquisition related costs	—	—	154	154	—	—	525	525
Litigation costs	—	—	132	132	—	—	138	138
Non-recurring costs	—	—	—	—	—	—	14	14
Lease termination costs	107	—	—	107	25	—	—	25
MM&D Start-up costs	—	410	—	410	—	—	—	—
Foreign exchange loss (gain)	36	96	—	132	(327)	(27)	—	(354)

Adjusted EBITDA	$19,564	$3,150	$(3,387)	$19,327	$22,342	$4,057	$(3,719)	$22,680
Adjusted EBITDA as a % of Net Revenues	15.8%	16.4%	N/A	13.5%	17.2%	27.3%	N/A	15.7%

Liquidity and Capital Resources

Net cash provided by operating activities was $3.4 million and $15.5 million for the nine months ended March 31, 2018 and 2017, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, accounts payable, income taxes and contingent consideration.

Net cash used for investing activities was $5.7 million and $3.6 million for the nine months ended March 31, 2018 and 2017, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $1.2 million and $0.1 million for the nine months ended March 31, 2018 and 2017, respectively. Cash paid for purchases of technology and equipment was $4.6 million and $3.6 million for the nine months ended March 31, 2018 and 2017, respectively.

Net cash provided by financing activities was $1.8 million for the nine months ended March 31, 2018, compared to cash used of $3.7 million for the nine months ended March 31, 2017. The changes primarily consisted of proceeds from the Senior Credit Facility (defined below), payments of loan fees, repayments of notes payable, purchases of treasury stock, payments of contingent consideration, and payments of preferred stock dividends. Proceeds from the Senior Credit Facility were $6.8 million and $3.5 million for the nine months ended March 31, 2018 and 2017, respectively. Payments of loan fees were $0.1 million for the nine months ended March 31, 2018. Repayments of notes payable were $2.6 million and $1.8 million for the nine months ended March 31, 2018 and 2017, respectively. Purchases of treasury stock were $0.3 million for the nine months ended March 31, 2017. Payments of contingent consideration to former shareholders of acquired operations were $0.4 million and $3.4 million for the nine months ended March 31, 2018 and 2017, respectively. Payments of preferred stock dividends were $1.5 million for each of the nine months ended March 31, 2018 and 2017. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.3 million and $0.2 million for the nine months ended March 31, 2018 and 2017, respectively.

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

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. During the year ended June 30, 2017, we spent approximately $4.0 million on enhancing our technology and software systems in order to increase our operating efficiency. We intend to spend in excess of $6.0 million during the fiscal year ended June 30, 2018 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

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

As of March 31, 2018, we have gross availability of $69.3 million, net of $20.6 million in advances and letter of credit reserves of approximately $0.1 million with approximately $48.6 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Capital Lease Facility

In April 2018, the Company, through our wholly-owned subsidiary, Clipper Exxpress Company, entered into a lease financing agreement with Banc of America Leasing & Capital, for the lease of up to 100 utility refrigerated trailers with the aggregate acquisition cost not to exceed $5.0 million through December 31, 2018. The term of the lease shall be 60 and 84 months from an agreed upon starting date and as lessee we will be obligated to purchase the trailers at the end of the lease for a nominal amount. The transaction is subject to the execution of additional documentation, including, among other things, a master lease agreement, guarantor authorization and incumbency certificate, guaranty and progress payment agreement.

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

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2018, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

A mediation among the parties was conducted on April 26, 2018. Otherwise, further disposition of the matter remains pending, subject to a motion for class certification, scheduled status conferences and other procedural matters. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

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

RADIANT LOGISTICS, INC.

Date: May 9, 2018	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)