Form 10-K
period 2018-06-30
RADIANT LOGISTICS, INC
filed 2018-09-13
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-35392

RADIANT LOGISTICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-3625550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

405 114th Avenue S.E., Third Floor

Bellevue, Washington 98004

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2017 was approximately $177 million.

As of September 7, 2018, 49,447,208 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2018.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Statement for Forward-Looking Statements

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information from the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only from the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. We service a large and diversified account base which we support from an extensive network of locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network which includes over 100 locations operated exclusively on our behalf by independent agents, who we also refer to as our “strategic operating partners”, as well as approximately 20 Company-owned offices. As a third-party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload (“LTL”) services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including order fulfillment, inventory management, warehouse and distribution services (collectively, “Materials Management and Distribution” or “MM&D” services), and customs brokerage services to complement our core transportation service offering.

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

Offer significant advantages to our strategic operating partners

Our current network is predominantly represented by independent agents, who operate exclusively on our behalf, who we also refer to as our “strategic operating partners”, who rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of their business without diverting costs or expertise to the structural aspect of their operations, thus, providing our strategic operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve acting alone.

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

Diverse customer base

We service a large and diversified account base of over 12,000 accounts consisting of consumer goods, food and beverage, manufacturing and retail customers. From the date of this report, no single customer and no strategic operating partner represented more than 5% of our consolidated net revenues, reducing risks associated with any particular industry, geographic or customer concentration.

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

Sourcing and managing transportation

As we continue to grow and scale the business, we believe that we are developing density in our trade lanes which creates opportunities for us to more efficiently source and manage our transportation capacity. With our acquisition of Wheels Group, Inc. in 2015, our network has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

Value-added services

In addition to our core transportation service offerings, we also provide value-added supply chain services including order fulfillment, inventory management, warehouse and distribution services (“MM&D”), and customs brokerage services. We believe that our value-added services allow us to leverage our transportation services to generate additional revenue and provide additional convenience to our customers.

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

Shippers typically manage their supply chains using some combination of asset and non-asset based service providers. We operate principally as a non-asset based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services along with associated value-added services. According to Armstrong and Associates, the market for third-party logistics services in the United States and Canada is estimated at approximately $180.8 billion.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Wheels™, Airgroup®, Adcom®, DBA™ and Service by Air™ brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 18 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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

•

Highways and Skyways, Inc. (“Highways”), a privately held Kentucky based company, adding a Company-owned location near the Cincinnati airport from the conversion of a former SBA operating partner in 2015;

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

Operations

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including order fulfillment, inventory management, warehousing and distribution services (“MM&D”), and customs brokerage services, to complement our core transportation service offering.

As a non-asset based provider we generally do not own the transportation equipment used to transport the freight. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We may charter cargo aircraft and/or ocean vessels from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

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

To complement our core transportation service offerings, we also provide a number of value-added services, including customs brokerage and MM&D solutions.

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

Research and Development

During the past two fiscal years, we have not spent any material amount on research and development activities.

Competition and Business Conditions

The logistics business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, currency fluctuations, acts of war, terrorism and other armed conflicts, United States and international laws relating to tariffs, trade restrictions, foreign investments and taxation. Recent changes initiated by the United States to existing tariff agreements and changes to the North American Free Trade Agreement could result in significant changes to our freight volumes.

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

Business Organization

We have two geographic operating segments: United States and Canada. Further information regarding our geographic operating segments may be found in Part II, Item 7 of this Annual Report on Form 10-K under the subheading “Results of Operations,” and in the “Notes to the consolidated financial statements” in Note 14, “Operating and Geographic Segment Information.”

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

Employees

As of June 30, 2018, we have 728 employees, of which 699 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

Available Information

We maintain a website at www.radiantdelivers.com. We are not including the information contained on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. We post on our website, free of charge, documents that we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports are also available free of charge on the SEC website at www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

You should carefully consider the risk factors set forth below as well as the other information contained in or incorporated by reference into this Annual Report on Form 10-K before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. The future trading price of shares of our common stock will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions.

Risks Related to our Business

We need to maintain and expand our existing strategic operating partner network to increase revenues.

We sell our services through Company-owned locations operating under the Radiant and Wheels brands and through a network of independently-owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA and Service by Air brands. For the years ended June 30, 2018 and 2017, approximately 59% and 62% of our consolidated net revenues were derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Additionally, certain of our strategic operating partner agreements may impose restrictions on us, including our ability to provide services in certain territories or to certain customers and our ability to hire employees of our strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature, however, no single customer or strategic operating partner location represents more than 5% of our consolidated net revenues. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2018, approximately $1.4 million was owed to us by our strategic operating partners, of which, approximately $.8 million was owed to us by our former British Columbia operating partner who recently closed their freight-forwarding operations, and from whom we have recently secured a default judgment and are in the process of collection proceedings. However, to the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for doubtful accounts when it is probable the amounts owed will not be collected.

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

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends and consumer demand that can be difficult to predict, or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

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

There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply, and we could be subject to claims for which insurance coverage may be inadequate or even disputed and such claims could adversely impact our financial condition and results of operations. In addition, significant increases in insurance costs could reduce our profitability.

We may be subject to claims arising from transportation of freight by the carriers with which we contract.

We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents which may result in death or serious personal injuries. The resulting types and/or amounts of damages may be excluded from or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

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

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. For the years ended June 30, 2018 and 2017, international transportation revenue accounted for 36% and 35% of our net revenue, respectively. International transportation revenue is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

•	currency exchange rates and currency control regulations;
•	interest rate fluctuations;
•	changes in governmental policies, such as taxation, quota restrictions, tariffs, other forms of trade barriers and/or restrictions and trade accords;
•	changes in and application of international and domestic customs, trade and security regulations;
•

wars, strikes, civil unrest, acts of terrorism, and other conflicts, such as the conflict that has led to the imposition of economic sanctions by the United States and the European Union against Russia;

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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. During the year ended June 30, 2018, approximately 36% of our net revenues were generated from international operations. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.

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

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We may obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings. The terms of our credit facility require that we obtain the consent of our lenders prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

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

To the extent we make any material acquisitions, our earnings will be adversely affected by non-cash charges relating to the amortization of intangible assets, which may cause our stock price to decline.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangible assets, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, even if the acquired businesses are increasing (or not diminishing) in value. Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles (“GAAP”), provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share-based compensation and other non-cash charges. Thus, we believe that EBITDA and adjusted EBITDA provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

In certain acquisitions, we may recognize non-cash gains or losses on changes in fair value of contingent consideration. We include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to set-off certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in fair value of contingent consideration. In the alternative, to the extent an acquired operation outperforms anticipated earnings levels, we will recognize a non-cash expense on the change in fair value of contingent consideration. These non-cash gains and expenses may have a material impact on our financial results, and the impact could be opposite to the underlying results of the acquired operation.

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

Under applicable SEC rules, our Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2018. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

We have completed many acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. During the fiscal year ended June 30, 2018, we issued approximately 133,000 unregistered shares of our common stock as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds or in connection with future acquisitions as part of the purchase consideration. The availability of additional shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

The issuance of additional shares may result in additional dilution to our existing stockholders.

At any time, we may make private offerings of our securities. We have issued, and may be required to issue, additional shares of common stock or common stock equivalents in payment of the purchase price of businesses we have acquired. This will have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons in the discretion of our board of directors, which could result in diluting the interests of our existing stockholders.

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 7, 2018, we had 49,447,208 outstanding shares of common stock. We may in the future issue up to 2,723,879 additional shares of our common stock upon exercise of existing options.

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

We cannot assure you that we will be able to pay quarterly dividends on the Series A Preferred Shares or to redeem the Series A Preferred Shares if we wanted to do so. Quarterly dividends on our Series A Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors. You should be aware that certain factors may influence our decision, or adversely affect our ability, to pay dividends on, or make other payments in respect of, our Series A Preferred Shares, including, among other things:

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

Our Series A Preferred Shares are junior to our debt liabilities and lease obligations, the debt and other liabilities of our subsidiaries and third-party holders of equity interests in our subsidiaries and the interests could be diluted by our issuance of additional shares of preferred stock, including additional Series A Preferred Shares, and by other transactions.

Our Series A Preferred Shares are subordinated to all of our existing and future indebtedness and lease obligations. As of June 30, 2018, we and our subsidiaries had outstanding indebtedness and liabilities of approximately $171.8 million, all of which is senior in right of payment to the Series A Preferred Shares. Our existing indebtedness restricts, and our future indebtedness may include restrictions on our ability to pay dividends to preferred stockholders.

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

The Series A Preferred Shares are not convertible, and purchasers may not realize a corresponding benefit if the trading price of our common stock rises.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Bellevue, Washington. In addition to the more than 100 strategic operating partner locations, we also conduct business from Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Mendota Heights, Minnesota	●	Folcroft, Pennsylvania
●	Carson, California	●	Southaven, Mississippi	●	Middletown, Pennsylvania
●	Woodridge, Illinois	●	Edison, New Jersey	●	Argyle, Texas
●	Hebron, Kentucky	●	Jamaica, New York	●	Laredo, Texas
●	Louisville, Kentucky	●	Woodbury, New York	●	McAllen, Texas
●	Taylor, Michigan	●	Portland, Oregon

Canada:

●	Delta, British Columbia	●	Mississauga, Ontario	●	Laval, Québec
●	Brampton, Ontario

We believe our current offices and warehouses are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In many claims and actions, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly, an adverse outcome from such proceedings could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material proceedings and litigation is as follows.

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit in the Superior Court of the State of California against Radiant Global Logistics, Inc. (“Radiant”), DBA and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, seeks damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleges that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that they are liable to Ms. Barahona or the putative class members in any way, and are vigorously defending against these allegations based upon the Company’s preliminary evaluation of applicable records and legal standards. However, if Ms. Barahona were to prevail on her allegations on all claims against the Company, the Company could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. The case remains involved in various procedural matters, including motions, discovery requests, status conferences, and mediations that to date have not led to settlement or resolution of the claims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.” The following table states the high and low sales price per share of our common stock for each calendar quarter during our past two fiscal years as reported by the NYSE American. The closing price of our common stock as reported on the NYSE American on September 7, 2018, was $4.48 per share.

	High	Low
Year ended June 30, 2018:
Quarter ended June 30, 2018	$4.23	$3.46
Quarter ended March 31, 2018	5.15	3.51
Quarter ended December 31, 2017	5.45	4.34
Quarter ended September 30, 2017	5.62	4.32

Year ended June 30, 2017:
Quarter ended June 30, 2017	$6.65	$4.80
Quarter ended March 31, 2017	5.96	3.39
Quarter ended December 31, 2016	4.15	2.48
Quarter ended September 30, 2016	3.32	2.45

Holders

As of September 7, 2018, the number of stockholders of record of our common stock was 109. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. In addition, we and our subsidiaries are subject to certain restrictions on declaring dividends under our existing credit facilities and the Certificate of Designation of our 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors, subject to applicable laws and contractual restrictions, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Transfer Agent

The transfer agent and registrar for our common stock is Broadridge Corporate Issuer Solutions, Inc. The transfer agent and registrar’s address is 1717 Arch Street, Suite 1300, Philadelphia, Pennsylvania 19103.

Recent Issuance of Unregistered Securities

From July 1, 2017 through the date of this report we issued the following unregistered securities:

•	In September 2017, we issued 10,019 shares of common stock to SVT in satisfaction of $50,000 of the purchase price; and
•	In November 2017, we issued 123,063 shares of common stock in satisfaction of $0.6 million of various earn-out payments for the period ended June 30, 2017.

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

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network which includes over 100 locations operated exclusively on our behalf by independent agents, who we also refer to as our “strategic operating partners”, as well as approximately 20 Company-owned offices. As a third-party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage and MM&D solutions to complement our core transportation service offering.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to technology and equipment, and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, extraordinary items, share-based compensation expense, litigation expenses unrelated to our core operations, MM&D start-up costs and other non-cash charges. While management considers EBITDA, and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include revenue recognition, accruals for the cost of purchased transportation, the fair value of acquired assets and liabilities, fair value of contingent consideration, accounting for share-based compensation, the assessment of the recoverability of long-lived assets, goodwill, intangible assets, and the establishment of an allowance for doubtful accounts.

We perform an annual impairment test for goodwill as of April 1 of each year unless events or circumstances indicate impairment may have occurred before that time. We assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary we would determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount.

Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from our acquisitions. Customer related intangible assets are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.

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

Results of Operations

Fiscal year ended June 30, 2018, compared to fiscal year ended June 30, 2017

The following table summarizes transportation services revenue, cost of transportation and net transportation services revenue by geographic operating segments for the fiscal years ended June 30, 2018 and 2017 (in thousands):

	Year Ended June 30, 2018				Year Ended June 30, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Transportation services revenue
Forwarding	$609,331	$4,748	$(740)	$613,339	$558,422	$3,982	$(377)	$562,027
Brokerage	122,292	92,704	(523)	214,473	122,646	88,600	(3,934)	207,312
	731,623	97,452	(1,263)	827,812	681,068	92,582	(4,311)	769,339

Cost of transportation
Forwarding	447,699	3,872	(740)	450,831	398,857	3,252	(377)	401,732
Brokerage	112,998	76,684	(523)	189,159	112,574	72,605	(3,934)	181,245
	560,697	80,556	(1,263)	639,990	511,431	75,857	(4,311)	582,977

Net transportation services revenue
Forwarding	161,632	876	—	162,508	159,565	730	—	160,295
Brokerage	9,294	16,020	—	25,314	10,072	15,995	—	26,067
	170,926	16,896	—	187,822	169,637	16,725	—	186,362
Net transportation margin	23.4%	17.3%		22.7%	24.9%	18.1%		24.2%

Other value-added services	3,778	10,827	—	14,605	4,105	4,169	—	8,274
Net revenues	$174,704	$27,723	$—	$202,427	$173,742	$20,894	$—	$194,636

Forwarding revenue was $613.3 million and $562.0 million for the years ended June 30, 2018 and 2017, respectively. The increase of $51.3 million, or 9.1%, is primarily attributable to increased revenues by certain strategic operating partners, increased project revenues, and the acquisition of Lomas. Forwarding net transportation revenue was $162.5 million and $160.3 million for the years ended June 30, 2018 and 2017, respectively. Net forwarding transportation margins decreased from 28.5% to 26.5%, primarily due to competitive market dynamics and shifts in product mix, including a higher than normal frequency of air charters and projects, which carry a lower margin than the balance of our forwarding service offerings.

Brokerage revenue was $214.5 million and $207.3 million for the years ended June 30, 2018 and 2017, respectively. The increase of $7.2 million, or 3.5%, is primarily attributable to tight capacity in the brokerage markets. Brokerage net transportation revenue was $25.3 million and $26.1 million for the years ended June 30, 2018 and 2017, respectively. Net brokerage transportation margins decreased from 12.6% to 11.8%, primarily due to capacity constraints, which resulted in higher costs and corresponding margin compression.

Other value-added services were $14.6 million and $8.3 million for the years ended June 30, 2018 and 2017, respectively. The increase is primarily attributable to the acquisition of Lomas.

The following table compares condensed consolidated statements of operations data by geographic operating segments for the fiscal years ended June 30, 2018 and 2017 (in thousands):

	Year Ended June 30, 2018				Year Ended June 30, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$174,704	$27,723	$—	$202,427	$173,742	$20,894	$—	$194,636

Operating partner commissions	88,844	—	—	88,844	90,207	—	—	90,207
Personnel costs	41,214	14,311	3,041	58,566	37,803	11,110	3,017	51,930
Selling, general and administrative expenses	17,731	8,253	2,463	28,447	16,053	4,699	3,219	23,971
Depreciation and amortization	2,650	1,252	10,487	14,389	2,371	734	9,244	12,349
Transition and lease termination costs	107	69	—	176	1,582	541	137	2,260
Change in fair value of contingent consideration	—	—	(1,176)	(1,176)	—	—	3,431	3,431

Total operating expenses	150,546	23,885	14,815	189,246	148,016	17,084	19,048	184,148

Income (loss) from operations	24,158	3,838	(14,815)	13,181	25,726	3,810	(19,048)	10,488
Other income (expense)	430	(30)	(3,075)	(2,675)	561	40	(2,497)	(1,896)

Income (loss) before income taxes	24,588	3,808	(17,890)	10,506	26,287	3,850	(21,545)	8,592
Income tax expense	—	—	(73)	(73)	—	—	(3,673)	(3,673)

Net income (loss)	24,588	3,808	(17,963)	10,433	26,287	3,850	(25,218)	4,919
Less: net income attributable to non- controlling interest	(245)	—	—	(245)	(57)	—	—	(57)

Net income (loss) attributable to Radiant Logistics, Inc.	24,343	3,808	(17,963)	10,188	26,230	3,850	(25,218)	4,862
Less: preferred stock dividends	—	—	(2,046)	(2,046)	—	—	(2,046)	(2,046)

Net income (loss) attributable to common stockholders	$24,343	$3,808	$(20,009)	$8,142	$26,230	$3,850	$(27,264)	$2,816

	Year Ended June 30, 2018				Year Ended June 30, 2017
Selected operating expenses as a percent of net revenue:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.9%	0.0%	N/A	43.9%	51.9%	0.0%	N/A	46.3%
Personnel costs	23.6%	51.6%	N/A	28.9%	21.8%	53.2%	N/A	26.7%
Selling, general and administrative expenses	10.1%	29.8%	N/A	14.1%	9.2%	22.5%	N/A	12.3%

Operating partner commissions decreased $1.4 million, or 1.5%, to $88.8 million for the year ended June 30, 2018 primarily due to a decrease in net forwarding transportation revenues as a result of different margin characteristics associated with the strategic operating partners’ current year business, as well as the acquisition of DLT, which operated as a strategic operating partner and was paid commissions in the comparable prior year period.

Personnel costs increased $6.7 million, or 12.8%, to $58.6 million for the year ended June 30, 2018. The increase is primarily due to the acquisitions of Lomas and DLT.

Selling, general and administrative (“SG&A”) expenses increased $4.4 million, or 18.7%, to $28.4 million for the year ended June 30, 2018. The increase is primarily attributable to higher facilities, technology and communications costs associated with the acquisitions of Lomas and DLT. SG&A expenses also includes approximately $0.6 million of bad debt expense associated with outstanding accounts receivable of a former strategic operating partner, and $0.4 million in start-up costs associated with adding new and reconfigured existing Canadian facilities to further expand our MM&D solution offering.

Depreciation and amortization costs increased $2.1 million, or 16.5%, to $14.4 million for the year ended June 30, 2018, primarily due to increased amortization associated with recent acquisitions of Lomas and DLT.

Transition and lease termination costs decreased $2.1 million, or 92.2%, to $0.2 million for the year ended June 30, 2018. The United States amount in the current fiscal year represents the lease termination costs associated with the facility consolidation of the Company-owned location in New Jersey that occurred in connection with the acquisition of DLT. The comparable prior year period primarily represents non-recurring personnel costs for SBA that were identified for elimination in connection with the winding down of SBA’s historical back-office operations.

Change in fair value of contingent consideration was a gain of $1.2 million for the year ended June 30, 2018, compared to a loss of $3.4 million for the year ended June 30, 2017. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses increased $0.8 million, or 41.1%, to $2.7 million for the year ended June 30, 2018. The increase is primarily due to interest expense attributable to borrowings used to fund recent acquisitions, as well as increases in foreign currency losses.

The decrease in income tax expense is primarily due to a tax benefit as a result of a permanent change in U.S. federal income tax laws.

Our change in net income is driven principally by increased net revenues, partially offset by increased operating and other expenses compared to the prior year, and partially offset by a decrease in income taxes.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2018 and 2017 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Year Ended June 30, 2018				Year Ended June 30, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues	$174,704	$27,723	$—	$202,427	$173,742	$20,894	$—	$194,636

Net income (loss) attributable to common stockholders	$24,343	$3,808	$(20,009)	$8,142	$26,230	$3,850	$(27,264)	$2,816
Plus: Preferred stock dividends	—	—	2,046	2,046	—	—	2,046	2,046
Net income (loss) attributable to Radiant Logistics, Inc.	24,343	3,808	(17,963)	10,188	26,230	3,850	(25,218)	4,862

Income tax expense	—	—	73	73	—	—	3,673	3,673
Depreciation and amortization	2,650	1,252	10,487	14,389	2,371	734	9,244	12,349
Net interest expense	—	—	3,075	3,075	—	—	2,497	2,497

EBITDA	26,993	5,060	(4,328)	27,725	28,601	4,584	(9,804)	23,381

Share-based compensation	924	119	471	1,514	897	19	388	1,304
Change in fair value of contingent consideration	—	—	(1,176)	(1,176)	—	—	3,431	3,431
Acquisition related costs	—	—	239	239	—	—	944	944
Litigation costs	—	—	346	346	—	—	177	177
Non-recurring costs	—	—	—	—	—	—	14	14
Lease termination costs	107	69	—	176	(112)	541	137	566
MM&D Start-up costs	—	410	—	410	—	—	—	—
Foreign currency losses (gains)	(17)	25	—	8	(241)	19	—	(222)

Adjusted EBITDA	28,007	5,683	(4,448)	29,242	29,145	5,163	(4,713)	29,595
Adjusted EBITDA as a % of Net Revenues	16.0%	20.5%	N/A	14.4%	16.8%	24.7%	N/A	15.2%

Liquidity and Capital Resources

Fiscal year ended June 30, 2018 compared to fiscal year ended June 30, 2017

Net cash provided by operating activities was $4.8 million and $14.9 million for the years ended June 30, 2018 and 2017, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts payable and accounts receivable.

Net cash used for investing activities was $6.8 million and $16.3 million for the years ended June 30, 2018 and 2017, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $1.2 million and $11.5 million for the years ended June 30, 2018 and 2017, respectively. Cash paid for purchases of technology and equipment was $5.7 million and $4.9 million for the years ended June 30, 2018 and 2017, respectively.

Net cash provided by financing activities was $1.4 million and $2.5 million for the years ended June 30, 2018 and 2017, respectively. The cash provided by financing activities primarily consisted of proceeds from the credit facility and notes payable, repayments of notes payable, payments of contingent consideration and payments of preferred stock dividends. Proceeds from the credit facility were $7.9 million and $4.0 million for the years ended June 30, 2018 and 2017, respectively. Repayments of notes payable were $3.4 million and $2.4 million for the years ended June 30, 2018 and 2017, respectively, and proceeds from notes payable was $7.6 million for the year ended June 30, 2017. Payments of contingent consideration were $0.4 million and $3.4 million for the years ended June 30, 2018 and 2017, respectively. Payments of preferred stock dividends were $2.0 million for each of the years ended June 30, 2018 and 2017.

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

Acquisitions

We have not made any material acquisitions in the last two fiscal years.

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. During the year ended June 30, 2018, we spent approximately $3.0 million on enhancing our technology and software systems in order to increase our operating efficiency. We intend to spend in excess of $5.0 million during the fiscal year ended June 30, 2019 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

Senior Credit Facility

We have the USD$75.0 million Senior Credit Facility with Bank of America, N.A., on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan). The Senior Credit Facility matures on June 14, 2022 and is collateralized by a first-priority security interest in all of the assets of the U.S. co-borrowers, a first-priority security interest in all of the accounts receivable and associated assets of the Canadian co-borrowers (the “Canadian A/R Assets”) and a second-priority security interest on the other assets of the Canadian borrowers. Advances under the Senior Credit Facility are available to fund future acquisitions, capital expenditures, repurchase of Company stock, or for other corporate purposes. Borrowings under the Senior Credit Facility accrue interest at a variable rate of interest based upon LIBOR and/or one or more other interest rate indices plus an applicable margin. The Senior Credit Facility provides for advances of up to 85% of our eligible Canadian and domestic accounts receivable, 75% of eligible accrued but unbilled domestic receivables and eligible foreign accounts receivable, all of which are subject to certain sub-limits, reserves and reductions.

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

The terms of the Senior Credit Facility are subject to a financial covenant which may limit the amount otherwise available under such facility. The covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.0 to 1.0 during any period (the “Trigger Period”) in which we are in default under the Senior Credit Facility if total availability falls below $10.0 million or if U.S. availability is less than $6.0 million.

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

As of June 30, 2018, we have gross availability of $73.1 million, net of $21.5 million in advances and letter of credit reserves with approximately $51.6 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Senior Secured Integrated Private Debt Fund IV LP Term Loan and Fund V Term Loan

On April 2, 2015, Wheels obtained a CAD$29.0 million senior secured Canadian term loan from IPD IV pursuant to the IPD IV Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first 12 months and will make principal and interest through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by IPD.

In connection with our acquisition of Lomas, Wheels obtained a CAD$10.0 million senior secured Canadian term loan from IPD V pursuant to the IPD V Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments.

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

Under the terms of the IPD Loan Agreements, we are permitted to make additional acquisitions without IPD’s consent only if certain conditions are satisfied, including, among others: (i) the equity interests or property acquired in such acquisition constitute a business reasonably related to our business or the business of Wheels; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) we or Wheels shall have provided IPD with at least 10 business days prior written notice of such acquisition that must include certain descriptive information and pro forma information regarding the acquisition; (iv) such person whose equity interests or property are being acquired shall have, from the last day of the most recent fiscal quarter of such person, actual (or pro forma to the extent approved in writing by IPD) positive EBITDA and net income, in each case for the 12 month period ending on such date; (v) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $10.0 million for any single transaction and $25.0 million in the aggregate, in any fiscal year or such greater amount approved in writing by IPD; provided, however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of Radiant during the twelve-month period prior to the closing of such acquisition (as described below); (vi) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; (vii) the assets subject to the acquisition are free from all liens except those permitted under the IPD Loan Agreements; (viii) the post-closing U.S. availability under the Senior Credit Facility is at least $10.0 million on a pro forma basis and (ix) the pro forma fixed charge coverage ratio is at least 1.1 to 1.0.

Off Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 of the “Notes to the consolidated financial statements” contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $25,000.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Senior Credit Facility, we will incur approximately $52,500 of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $10,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Radiant Logistics, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (“the Company”) as of June 30, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PETERSON SULLIVAN LLP

We have served as the Company's auditor since 2006.

Seattle, Washington

September 13, 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,992	$5,808
Accounts receivable, net of allowance of $1,703 and $1,599, respectively	137,578	116,327
Income tax receivable	2,105	432
Prepaid expenses and other current assets	6,599	7,153
Total current assets	153,274	129,720

Technology and equipment, net	18,566	15,227

Goodwill	65,389	66,779
Intangible assets, net	65,264	74,729
Deposits and other assets	2,945	3,085
Total long-term assets	133,598	144,593
Total assets	$305,438	$289,540

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,153	$85,490
Operating partner commissions payable	14,322	10,843
Accrued expenses	5,404	4,778
Current portion of notes payable	3,726	3,382
Current portion of contingent consideration	960	4,130
Current portion of transition and lease termination liability	1,385	1,210
Other current liabilities	295	143
Total current liabilities	116,245	109,976

Notes payable, net of current portion	43,197	37,040
Contingent consideration, net of current portion	1,615	5,790
Transition and lease termination liability, net of current portion	—	804
Deferred rent liability	1,020	857
Deferred income taxes	8,665	10,826
Other long-term liabilities	1,082	782
Total long-term liabilities	55,579	56,099
Total liabilities	171,824	166,075

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,511,907 and 49,177,215 shares issued, and 49,420,109 and 49,085,417 shares outstanding, respectively	31	30
Additional paid-in capital	117,968	116,172
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	15,539	7,397
Accumulated other comprehensive income	186	65
Total Radiant Logistics, Inc. stockholders’ equity	133,472	123,412
Non-controlling interest	142	53
Total equity	133,614	123,465
Total liabilities and equity	$305,438	$289,540

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)	Year Ended June 30,
	2018	2017
Revenues	$842,417	$777,613
Cost of transportation	639,990	582,977
Net revenues	202,427	194,636

Operating partner commissions	88,844	90,207
Personnel costs	58,566	51,930
Selling, general and administrative expenses	28,447	23,971
Depreciation and amortization	14,389	12,349
Transition and lease termination costs	176	2,260
Change in fair value of contingent consideration	(1,176)	3,431
Total operating expenses	189,246	184,148

Income from operations	13,181	10,488

Other income (expense):
Interest income	34	25
Interest expense	(3,109)	(2,522)
Foreign currency transaction gains (losses)	(8)	222
Other	408	379
Total other expense	(2,675)	(1,896)

Income before income taxes	10,506	8,592

Income tax expense	(73)	(3,673)

Net income	10,433	4,919
Less: net income attributable to non-controlling interest	(245)	(57)

Net income attributable to Radiant Logistics, Inc.	10,188	4,862
Less: preferred stock dividends	(2,046)	(2,046)

Net income allocable to common stockholders	$8,142	$2,816

Other comprehensive income (loss):
Foreign currency translation gain (loss)	121	(33)
Comprehensive income	$10,554	$4,886

Income per share allocable to common stockholders:
Basic	$0.17	$0.06
Diluted	$0.16	$0.06

Weighted average common shares outstanding:
Basic	49,239,870	48,840,797
Diluted	50,634,671	49,993,595

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Deferred	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2016	839,200	$1	48,857,506	$30	$114,392	$—	$(1)	$4,581	$98	$119,101	$80	$119,181
Issuance of common stock to former shareholders of acquired businesses	—	—	160,329	—	905	—	—	—	—	905	—	905
Repurchase of common stock	—	—	(91,798)	—	—	(253)	—	—	—	(253)	—	(253)
Share-based compensation	—	—	—	—	1,303	—	—	—	—	1,303	—	1,303
Amortization of deferred compensation	—	—	—	—	—	—	1	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	159,380	—	(428)	—	—	—	—	(428)	—	(428)
Preferred dividends paid	—	—	—	—	—	—	—	(2,046)	—	(2,046)	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(84)	(84)
Net income	—	—	—	—	—	—	—	4,862	—	4,862	57	4,919
Other comprehensive loss	—	—	—	—	—	—	—	—	(33)	(33)	—	(33)

Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	—	$7,397	$65	$123,412	$53	$123,465
Issuance of common stock to former shareholders of acquired businesses	—	—	133,082	1	672	—	—	—	—	673	—	673
Share-based compensation	—	—	—	—	1,514	—	—	—	—	1,514	—	1,514
Issuance of common stock upon exercise of stock options	—	—	201,610	—	(390)	—	—	—	—	(390)	—	(390)
Preferred dividends paid	—	—	—	—	—	—	—	(2,046)	—	(2,046)	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	—	—	10,188	—	10,188	245	10,433
Other comprehensive income	—	—	—	—	—	—	—	—	121	121	—	121
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	—	$15,539	$186	$133,472	$142	$133,614

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)	Year Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$10,433	$4,919
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation	1,514	1,304
amortization of intangible assets	9,899	8,512
depreciation and amortization of technology and equipment	4,490	3,837
deferred income tax benefit	(2,199)	(1,707)
amortization of debt issuance costs	243	317
change in fair value of contingent consideration	(1,176)	3,431
transition and lease termination costs	176	721
loss (gain) on disposal of technology and equipment	5	(29)
change in (recovery of) allowance for doubtful accounts	104	(207)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(21,799)	(15,102)
income tax receivable	(1,688)	1,089
prepaid expenses, deposits and other assets	533	(1,079)
accounts payable	3,486	10,411
operating partner commissions payable	3,479	1,813
Accrued expenses	561	(552)
other liabilities	337	17
deferred rent liability	138	8
payment of contingent consideration	(2,858)	(1,645)
transition and lease termination liability	(917)	(1,201)
Net cash provided by operating activities	4,761	14,857

INVESTING ACTIVITIES:
Payments to acquire businesses	(1,166)	(11,515)
Purchases of technology and equipment	(5,737)	(4,935)
Proceeds from sale of technology and equipment	134	191
Payments to former shareholders of acquired businesses	—	(50)
Net cash used for investing activities	(6,769)	(16,309)

FINANCING ACTIVITIES:
Proceeds from credit facility, net	7,891	3,983
Proceeds from notes payable	—	7,575
Payments of debt issuance costs	(89)	(471)
Repayments of notes payable	(3,446)	(2,354)
Repurchases of common stock	—	(253)
Payments of contingent consideration	(413)	(3,446)
Payments of preferred stock dividends	(2,046)	(2,046)
Distribution to non-controlling interest	(156)	(84)
Payments of employee tax withholdings related to cashless exercise of stock options	(390)	(428)
Net cash provided by financing activities	1,351	2,476

Effect of exchange rate changes on cash and cash equivalents	1,841	16

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,184	1,040
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,808	4,768

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,992	$5,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4,062	$4,720
Interest paid	$2,870	$2,196

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

In June 2018, the Company acquired $2,300 of refrigerated trailers financed through a capital lease.

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc. and its consolidated subsidiaries (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base which it supports from an extensive multi-brand network of over 100 operating locations (including 20 Company-owned offices) across North America as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, the Company has a carrier network of approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for a higher return on invested capital and net cash flows than the Company’s asset-based competitors.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added supply chain services, including order fulfillment, inventory management, warehouse and distribution services (collectively, “MM&D” services), and customs brokerage services to complement its core transportation service offering.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of Consolidation

The consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc (“RGL”), a wholly-owned subsidiary, and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 9), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated. All dollars in the consolidated financial statements are stated in thousands, except share and per share amounts.

Non-controlling interest in the consolidated balance sheets represents the minority stockholders’ proportionate share of equity in such subsidiary. Consolidated net income (loss) is allocated to the Company and non-controlling interest (minority stockholder) in proportion to their percentage ownership.

b)	Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

d)	Accounts Receivable

The Company’s receivables are recorded when billed and represent claims against third-parties that will be settled in cash. This includes amounts owed by third party customers, as well as amounts owed by strategic operating partners. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records an allowance for doubtful accounts to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The allowance for doubtful accounts is determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. If the strategic operating partners customers don’t remit funds timely, the Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available in this reserve account. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve account. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amount and includes such amounts in the allowance for doubtful accounts as considered necessary.

e)	Technology and Equipment

Technology and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

f)	Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable.

An entity has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount prior to performing a quantitative impairment test. The qualitative assessment evaluates various factors, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact the fair value of the reporting unit. If it is determined that the estimated fair value of the reporting unit is more-likely-than-not less than its carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is required.

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of June 30, 2018, management believes there are no indications of impairment.

g)	Long-Lived Assets

Long-lived assets, such as technology and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize, or through the use of a third-party independent appraiser or valuation specialist.

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2018. Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.

h)	Business Combinations

The Company accounts for business acquisitions using the acquisition method as required by FASB ASC Topic 805, Business Combinations. The assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, are recorded based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Acquisition expenses are expensed as incurred. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates are inherently uncertain and subject to refinement.

The fair values of intangible assets are estimated using a discounted cash flow approach with Level 3 inputs. The estimate of fair value of an intangible asset is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company uses risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflects market participant assumptions.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the consolidated statements of comprehensive income. Amounts are generally due annually on November 1st, and 90 days following the quarter of the final earn-out period of each respective acquisition.

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of comprehensive income.

i)	Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2018, and 2017, the Company’s contributions under the plan were $862 and $764, respectively.

j)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company records a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Interest and penalties, if any, are recorded as a component of interest expense or other expense, respectively.

k)	Revenue Recognition and Purchased Transportation Costs

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

The Company is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. At the Company’s sole discretion, it sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it sells to its customers, and has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment-by-shipment basis. In most cases, the Company determines the nature, type, characteristics, and specifications of the service(s) ordered by the customer. The Company also assumes credit risk for the amount billed to the customer. Based on the facts surrounding shipments the Company records revenue on a gross basis in accordance with GAAP.

l)	Share-Based Compensation

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation as equity awards such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans.

m)	Basic and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares, such as restricted stock awards and stock options, had been issued and were considered dilutive. Net income allocable to common stockholders is after consideration for preferred stock dividends, whether or not declared.

n)	Foreign Currency Translation

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded as accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items denominated in a foreign currency are recognized in other income (expense) in the consolidated statements of comprehensive income.

o)	Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation.

p)	Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), which will supersede existing revenue recognition guidance under GAAP. The standard’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of an entity’s revenues and cash flows arising from contracts with customers. Topic 606 is effective for the Company beginning July 1, 2018 and permits the use of the full retrospective or modified retrospective transition methods.

On July 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not complete as of July 1, 2018 and will record an after-tax adjustment of approximately $400 to decrease retained earnings at the date of adoption.

The Company has been reviewing and evaluating its existing customer contracts. Under the new guidance, revenue from transportation services will be recognized over time as control is transferred to the customer. Revenue from warehousing and fulfillment services will continue to be recognized as the promised services are transferred to the customer. The Company has also evaluated whether it acts as a principal or agent with regard to its promise to transfer transportation services and does not expect its current presentation of revenue and related costs from transportation services reflected on a gross basis to change. The Company is finalizing the impact of Topic 606 on the disclosures in the notes to the consolidated financial statements and expects the disclosures to be enhanced. The Company continues to develop and implement changes to its accounting policies, practices, and controls to support the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, to replace existing lease guidance. The guidance requires the recognition of right-of-use assets and lease liabilities for operating leases with terms more than 12 months on the balance sheet. Guidance is also provided for the presentation of leases within the statement of operations and cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The adoption of this standard will impact the Company’s consolidated financial statements as future minimum lease payments under noncancelable leases totaled approximately $28,566 (undiscounted) as of June 30, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures. Companies are required to use a modified retrospective approach on adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings.

In October 2016, the FASB issued ASU 2016-16, Income Taxes, which provides for the recognition of the income tax consequences on intra-entity asset transfers other than inventory when the transfer occurs. Current GAAP prohibits recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset has been sold to a third party. The Company has a deferred tax asset of approximately $1,700 recorded as deposits and other assets in the consolidated balance sheets because of the deferral of the tax consequences on an intra-entity transfer. The guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. On July 1, 2018, the Company will recognize the deferred tax asset through a cumulative effect adjustment to decrease retained earnings by approximately $1,700.

q)	Recently Adopted Accounting Guidance

In the prior fiscal year, the Company adopted ASU 2016-09, Stock Compensation; ASU 2016-15, Statement of Cash Flows; and ASU 2017-04, Intangibles—Goodwill and Other.

NOTE 3 – EARNINGS PER SHARE

The following sets forth the computations of basic and diluted income per share as follows:

(In thousands, except share data)	Year Ended June 30,
	2018	2017
Numerator:
Net income attributable to Radiant Logistics, Inc.	$10,188	$4,862
Less: preferred stock dividends	(2,046)	(2,046)
Net income allocable to common stockholders	$8,142	$2,816

Denominator:
Weighted average common shares outstanding, basic	49,239,870	48,840,797
Dilutive effect of share-based awards	1,394,801	1,152,798

Weighted average common shares outstanding, diluted	50,634,671	49,993,595

Potentially dilutive common shares excluded	1,260,588	1,592,897

NOTE 4 – BUSINESS ACQUISITIONS

The results of operations for acquired businesses, described below, are included in the Company’s consolidated financial statements from their respective acquisition dates.

Fiscal Year 2018 Acquisitions

On September 1, 2017, the Company, through a wholly-owned subsidiary, acquired the operations and assets of Sandifer-Valley Transportation & Logistics, Ltd., a Texas based company providing a full range of domestic and international cross-border services with Mexico. The purchase price has been structured with a portion of the expected purchase price payable as contingent consideration in subsequent periods based on future performance of the acquired operation. There is no maximum to the contingent consideration payable. The consideration paid, purchase price allocation, and pro forma results of operations and other disclosures have not been presented because the purchase price of this acquisition was not material to the financial statements.

Fiscal Year 2017 Acquisitions

On April 1, 2017, the Company, through a wholly-owned subsidiary, acquired Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited. Lomas operates as a third-party logistics provider serving companies across a range of industries including consumer goods, healthcare, food, chemicals and technology and operates from locations in Ontario and British Columbia, Canada. The Lomas acquisition was financed with proceeds from the Integrated Private Debt Fund V LP loan (Note 7).

On June 1, 2017 the Company, through a wholly-owned subsidiary acquired the assets and operations of its strategic operating partner Dedicated Logistics Technologies, Inc. (“DLT”), a Newark, New Jersey based company. DLT is expected to transition to the Radiant brand and will combine with existing Company-owned operations in Newark while maintaining separate facilities in Los Angeles, California. The Company recorded non-recurring transition and lease termination costs of $107 for the year ended June 30, 2018 associated with the facility consolidation of the former Radiant Newark facility to the DLT location. The DLT acquisition was financed with proceeds from the Company’s Credit Facility (Note 7). The purchase price has been structured with a portion of the expected purchase price payable as contingent consideration in subsequent periods based on future performance of the acquired operation. The maximum contingent consideration payable is $7,500. The fair value of the contingent consideration was estimated using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the rate used to discount the earn-out payments reflect market participant assumptions.

The acquisition date fair value of the consideration transferred for the acquisitions, as adjusted for the measurement period adjustment, consisted of the following:

(In thousands)
Cash, net of cash acquired	$11,515
Common stock (84,735 restricted shares)	500
Working capital and other holdbacks	750
Contingent consideration, at fair value	2,000

$14,765

The purchase price allocation for the acquisitions, as adjusted for the measurement period adjustment, is as follows:

(In thousands)
Technology and equipment	$1,810
Other assets	295
Intangible assets	10,408
Other liabilities	(31)
Total identifiable net assets	12,482
Goodwill	2,283
$14,765

Intangible assets that were acquired and their respective useful lives, as adjusted for the measurement period adjustment, are as follows:

(In thousands)	Amount	Useful Life
Customer related	$9,400	7 - 10 years
Trade names and trademarks	908	1 - 10 years
Covenants not to compete	100	5 years
	$10,408

In December 2017, the Company obtained additional information during the measurement period that existed from the acquisition date resulting in a measurement period adjustment for DLT to the preliminary amounts recognized. The Company recorded a decrease to intangible assets of $900, a decrease to contingent consideration of $2,500, and a corresponding decrease to goodwill of $1,600. The change in amortization expense related to the prior period of less than $100 was recorded in the year ended June 30, 2018.

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

The pro forma results of operations have not been presented because the effect of these above-mentioned acquisitions was not material to the consolidated financial statements.

NOTE 5 – TECHNOLOGY AND EQUIPMENT

(In thousands)		June 30,
	Useful Life	2018	2017
Computer software	3 - 5 years	$15,842	$12,848
Trailers and related equipment	3 - 15 years	6,362	4,682
Office and warehouse equipment	3 - 15 years	3,205	2,005
Leasehold improvements	(1)	3,155	2,363
Computer equipment	3 - 15 years	2,210	1,745
Furniture and fixtures	3 - 15 years	919	788

		31,693	24,431
Less: accumulated depreciation and amortization		(13,127)	(9,204)

		$18,566	$15,227

(1)	The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expense related to technology and equipment was $4,490 and $3,837 for the years ended June 30, 2018, and 2017, respectively. Computer software includes approximately $1,168 and $4,021 of software currently in development as of June 30, 2018 and 2017, respectively.

In April 2018, the Company entered into a capital lease obligation (Note 7) for the purchase of refrigerated trailers. Trailers and related equipment includes costs of approximately $2,286 related to the refrigerated trailers that will be placed in service in fiscal year 2019.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amounts of goodwill for the years ending June 30:

(In thousands)	June 30,
	2018	2017
Balance, beginning of year	$66,779	$62,888
Acquisitions	218	3,891
Measurement period adjustment (Note 4)	(1,608)	—

Balance, end of year	$65,389	$66,779

Other Intangible Assets

Other intangible assets consist of the following:

(In thousands)	June 30, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	6.1 years	$96,515	$(43,140)	$53,375
Trade names and trademarks	11.6 years	14,977	(3,236)	11,741
Covenants not to compete	1.7 years	875	(727)	148

		$112,367	$(47,103)	$65,264

(In thousands)	June 30, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$96,106	$(34,438)	$61,668
Trade names and trademarks	11.2 years	14,977	(2,125)	12,852
Covenants not to compete	2.4 years	850	(641)	209

		$111,933	$(37,204)	$74,729

Amortization expense amounted to $9,899 and $8,512 for the years ended June 30, 2018, and 2017, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2019	$9,859
2020	9,616
2021	9,395
2022	8,841
2023	8,363

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	June 30, 2018
	2018	2017
Senior Credit Facility	$21,537	$13,780
Senior Secured Loans	23,965	27,514
Other debt	2,286	149
Unamortized debt issuance costs	(865)	(1,021)

Total notes payable	46,923	40,422
Less: current portion	(3,726)	(3,382)

Total notes payable, net of current portion	$43,197	$37,040

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019	$3,726
2020	3,973
2021	4,238
2022	26,058
2023	4,823
Thereafter	4,970

$47,788

Senior Credit Facility

The Company has a $75,000 Senior Credit Facility with Bank of America, N.A. (the “Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to a Second Amendment to Amended and Restated Loan and Security Agreement. The Senior Credit Facility includes a $3,500 sublimit to support letters of credit and matures July 14, 2022.

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2018, the Company was in compliance with all of its covenants.

As of June 30, 2018, based on available collateral and outstanding letter of credit commitments, there was $51,600 available for borrowing under the Senior Credit Facility.

Senior Secured Loans

In connection with the Company’s acquisition of Wheels International Inc. (“Wheels”), Wheels obtained a CAD$29,000 senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying consolidated financial statements. The Company made interest-only payments for the first 12 months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

In connection with the Company’s acquisition of Lomas, Wheels obtained a CAD$10,000 senior secured Canadian term loan from Integrated Private Debt Fund V LP pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149.

The loans may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date, and (ii) the face value of the principal amount being prepaid.

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of June 30, 2018, the Company was in compliance with all of its covenants.

Capital Lease Facility

In April 2018, the Company, through its wholly-owned subsidiary, entered into a lease financing agreement with Banc of America Leasing & Capital, for the lease of up to 100 refrigerated trailers with the aggregate financing cost not to exceed $5,000 through December 31, 2018. As of June 30, 2018, the Company has financed approximately $2,300 of trailer equipment under the agreement. The term of the lease shall be 60 or 84 months from an agreed upon starting date and as lessee, the Company will be obligated to purchase the trailers at the end of the lease for a nominal amount. The transaction is subject to the execution of additional documentation, including, among other things, a master lease agreement, guarantor authorization and incumbency certificate, guaranty and progress payment agreement.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

The Company has 839,200 shares issued and outstanding of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares issued and outstanding”), which have a liquidation preference of $25.00 per share.

Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE American or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of June 30, 2018, the Company was in compliance with this ratio.

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

For the years ended June 30, 2018 and 2017, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $2.4375 per share, totaling $2,046.

Common Stock

In January 2016, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2016. Under this repurchase program, the Company purchased 91,798 shares of its common stock at an average cost of $2.75 per share for an aggregate cost of $253 for the year ended June 30, 2017. In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. There have been no purchases of common stock executed under the repurchase program through the date of this filing. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program did not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice.

NOTE 9 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities. RLP qualifies as a variable interest entity and is consolidated in these consolidated financial statements.

RLP recorded profits of $409 and $95 for the years ended June 30, 2018, and 2017, respectively. RCP’s distributable share was $245 and $57 for the years ended June 30, 2018, and 2017, respectively. The non-controlling interest recorded as a reduction of income in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

(In thousands)	June 30,
	2018	2017
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$245	$94

	$245	$94

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$8	$6
Partners’ capital	237	88

	$245	$94

NOTE 10 – FAIR VALUE MEASUREMENTS

The accounting guidance for fair value, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earnings models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of June 30, 2018
	Level 3	Total
Contingent consideration	$2,575	$2,575

	Fair Value Measurements as of June 30, 2017
	Level 3	Total
Contingent consideration	$9,920	$9,920

The following table provides a reconciliation of the liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2016	$7,485
Increase related to accounting for acquisitions	4,500
Contingent consideration paid	(5,496)
Change in fair value	3,431

Balance as of June 30, 2017	$9,920
Increase related to accounting for acquisitions	225
Measurement period adjustment (Note 4)	(2,500)
Contingent consideration paid	(3,894)
Change in fair value	(1,176)

Balance as of June 30, 2018	$2,575

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the consolidated statements of comprehensive income. The Company recorded a decrease to contingent consideration of $1,176, and an increase of $3,431 for the years ended June 30, 2018, and 2017, respectively. The change in the current period is principally attributable to a net decrease in management’s estimates of future earn-out payments through the remainder of its earn-out periods, whereas the change in the prior period is principally attributable to a net increase in management’s estimates of future earn-out payments.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $9,885 through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earnout payments of $530, includes approximately $1,100 that was earned during fiscal year 2018 and is payable November 2018.

Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility, notes payable and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

NOTE 11 – INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains many significant changes to the U.S. federal income tax laws. The primary impact of the Act in fiscal year 2018 is a reduction of the federal statutory tax rate from 35% to 28.1% (average rate of 35% for the first half of fiscal year 2018 and 21% for the second half of fiscal year 2018, consistent with Internal Revenue Code Section 15). Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates a new tax on certain foreign-sourced earnings. As of June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Act, and it expects this review to be completed with the completion of the annual U.S. tax return; however, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. The deferred income tax benefit includes a provisional benefit of $2,378 recognized for those items which the Company could determine a reasonable estimate from the remeasurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. The estimated amount of the one-time transition tax is expected to be insignificant due to the Company’s controlled foreign companies’ negative earnings and profits. The final impact of the Act may differ due to and among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions the Company may take as a result of the Act.

The significant components of income tax expense (benefit) are as follows:

(In thousands)	Year ended June 30,
	2018	2017
Current:
Federal	$2,131	$4,299
State	40	879
Foreign	101	202
Total current	2,272	5,380

Deferred:
Federal	(2,420)	(1,876)
State	(196)	(205)
Foreign	417	374
Total deferred	(2,199)	(1,707)

Total income tax expense	$73	$3,673

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

(In thousands)	Year ended June 30,
	2018	2017
Income tax expense at U.S. statutory rate	$2,759	$2,962
Change in tax law	(2,378)	—
Permanent differences	98	77
State income taxes, net of federal benefit	(113)	453
Foreign income taxes	(212)	31
Contingent consideration	—	(2)
Uncertain tax positions	—	(15)
Other, net	(81)	167

Total income tax expense	$73	$3,673

Significant components of deferred tax assets and liabilities are as follows:

(In thousands)	June 30,
	2018	2017
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$360	$594
Accruals	315	840
Share-based compensation	948	1,181
Technology and equipment basis differences	(3,167)	(3,436)
Goodwill deductible for tax purposes	(416)	(367)
Intangible assets	(8,221)	(12,192)
Deferred rent	78	162
Net operating loss carry-forward	896	1,691
Other, net	542	701

Net deferred tax liabilities	$(8,665)	$(10,826)

The Company’s effective tax rate for the year ended June 30, 2018 is lower than the U.S. federal statutory rate primarily due to the provisional deferred income tax benefit resulting from the remeasurement of federal deferred tax liabilities due to the Act, as well as state and foreign income taxes. The Company’s effective tax rate for the year ended June 30, 2017 is higher than the U.S. federal statutory rate primarily due to state income taxes and tax expense on the adjustment of ending deferred tax assets for the U.S. margin tax bracket rate. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $2,121 due to expire primarily through the 2027 fiscal year and a foreign net operating loss carryover of approximately $1,647 due to expire through the 2038 fiscal year.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by U.S. authorities are the years ended June 30, 2015 through June 30, 2018. Tax years that remain subject to examination by state authorities are the years ended June 30, 2014 through June 30, 2018. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2018. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

The Company’s Canadian Subsidiary, Wheels International, Inc., is currently under examination by the Canada Revenue Agency for the year 2015. The amount of potential exposure, if any, is unknown and there is no reason to believe the Company should record a reserve.

NOTE 12 – SHARE-BASED COMPENSATION

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

Restricted Stock Awards

The Company granted restricted stock awards to certain employees in August 2012. The shares were restricted in transferability for a term of up to five years and are forfeited in the event the employee terminates employment prior to the lapse of the restriction and generally vest ratably over a five-year period. The Company began granting restricted stock units to certain employees in October 2016. During the years ended June 30, 2018, and 2017, the Company recognized share-based compensation expense related to stock awards of $550 and $170, respectively. As of June 30, 2018, the Company had approximately $1,186 of total unrecognized share-based compensation costs related to unvested stock awards which is expected to be recognized over a weighted average period of 1.98 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Fair Value
Unvested balance as of June 30, 2017	258,636	$2.86
Granted	251,151	4.97
Forfeited	(18,958)	4.44

Unvested balance as of June 30, 2018	490,829	$3.88

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the years ended June 30, 2018, and 2017, the Company recognized share-based compensation expense related to stock options of $964 and $1,134, respectively. As of June 30, 2018, the Company had approximately $1,529 of total unrecognized share-based compensation costs relating to unvested stock options which is expected to be recognized over a weighted average period of 2.08 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2017	3,351,594	$3.02	6.32	$8,035
Exercised	(454,374)	1.70	—	1,299
Forfeited	(101,632)	3.37	—	—

Outstanding as of June 30, 2018	2,795,588	$3.22	5.60	$2,815

Exercisable as of June 30, 2018	1,869,482	$2.85	4.95	$2,439

The following table summarizes outstanding and exercisable options by price range as of June 30, 2018:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$0.00 - $0.49	170,000	$0.25	1.03	$622	170,000	$0.25	1.03	$622
$0.50 - $0.99	14,449	0.60	2.29	48	14,449	0.60	2.29	48
$1.00 - $1.49	105,797	1.30	2.66	276	105,797	1.30	2.66	276
$1.50 - $1.99	291,084	1.88	4.84	592	271,084	1.87	4.82	552
$2.00 - $2.49	498,600	2.29	3.99	810	431,297	2.29	3.79	699
$2.50 - $2.99	90,000	2.75	5.67	104	70,000	2.75	5.67	81
$3.00 - $3.49	519,896	3.24	7.01	346	216,651	3.20	6.60	154
$3.50 - $3.99	275,000	3.88	6.81	17	131,000	3.88	6.78	7
$4.00 - $4.49	181,515	4.15	6.62	—	106,766	4.14	6.54	—
$4.50 - $4.99	290,495	4.59	6.84	—	162,241	4.58	6.71	—
$5.00 - $5.49	83,752	5.27	6.86	—	50,197	5.28	6.86	—
$5.50 - $5.99	200,000	5.63	6.76	—	120,000	5.63	6.76	—
$6.00 - $6.49	50,000	6.18	8.86	—	10,000	6.18	8.86	—
$6.50 - $6.99	25,000	6.77	7.08	—	10,000	6.77	7.08	—

	2,795,588	$3.22	5.60	$2,815	1,869,482	$2.85	4.95	$2,439

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In many claims and actions, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly, an adverse outcome from such proceedings could have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Legal expenses are expensed as incurred. A summary of potential material proceedings and litigation is as follows.

Ingrid Barahona v. Accountabilities, Inc. d/b/a/ Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Inc. (Ingrid Barahona California Class Action)

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit in the Superior Court of the State of California against RGL, DBA Distribution Services, Inc. (“DBA”, a wholly-owned subsidiary), and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, seeks damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleges that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA deny Ms. Barahona’s allegations in their entirety, deny that they are liable to Ms. Barahona or the putative class members in any way, and are vigorously defending against these allegations based upon a preliminary evaluation of applicable records and legal standards. However, if Ms. Barahona were to prevail on her allegations on all claims against the Company, the Company could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all. The case remains involved in various procedural matters, including motions, discovery requests, status conferences, and mediations that to date have not led to settlement or resolution of the claims. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Radiant Global Logistics, Inc. v. Border Express Services, Ltd., Kenneth Drummond and Maureen Drummond

In June 2018, the Company obtained a civil judgment against its former British Columbia strategic operating partner, for approximately $1,400 of amounts owed under the parties’ Transportation Services Agreement (the “Agreement”) for unpaid freight shipments. The Company has filed further lawsuits to enforce its judgement for collection and to assert rights under a personal guaranty against the judgment debtors. The unpaid amounts represented by the civil judgment are included as accounts receivable in the consolidated balance sheets as of June 30, 2018, net of an allowance for doubtful accounts of approximately $600.

Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through January 2024. Rent expense is recognized on a straight-line basis over the term of the lease.

Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019	$8,545
2020	8,077
2021	6,857
2022	4,332
2023	738
Thereafter	17

Total minimum lease payments	$28,566

Rent expense amounted to $8,978 and $5,342 for the years ended June 30, 2018, and 2017, respectively.

Transition and Lease Termination Costs

Lease termination costs consist of expenses related to future rent payments for which the Company no longer intends to receive any economic benefit. A liability is recorded when the Company ceases to use leased space. Lease termination costs are calculated as the present value of lease payments, net of expected sublease income, and the loss on disposition of assets. Lease termination costs consist of consolidation of facilities that occurred in Toronto, and in Newark, New Jersey.

In 2015, following the acquisition of Service by Air, Inc, the Company identified non-recurring personnel costs expected to be eliminated in connection with the winding down of their historical back-office operations. Additionally, the Company expensed the expected amount of retention bonuses over the requisite service period. Additional retention costs are not expected.

The transition and lease termination liability consist of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Non-recurring Personnel Costs	Total
Balance as of June 30, 2016	$1,815	$681	$—	$2,496
Transition and lease termination costs	566	155	1,539	2,260
Payments and other	(767)	(436)	(1,539)	(2,742)

Balance as of June 30, 2017	$1,614	$400	—	$2,014
Transition and lease termination costs	63	113	—	176
Payments and other	(706)	(99)	—	(805)

Balance as of June 30, 2018	$971	$414	—	$1,385

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions which provide for the selling equity owners to receive additional consideration if specified operating objectives and financial results are achieved in future periods. Earn-out payments are generally due annually on November 1st, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2019	2020	2021	2022	Total
Earn-out payments:
Cash	$1,079	$808	$496	$35	$2,418
Equity (1)	272	182	165	12	631

Total estimated earn-out payments	$1,351	$990	$661	$47	$3,049

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 14 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

The Company evaluates the performance of the segments primarily based on their respective revenues, net revenues and income from operations. Accordingly, capital expenditures and total assets are not reported in segment results. In addition, the Company includes the costs of the Company’s executives, board of directors, professional services such as legal and consulting, amortization of intangible assets and certain other corporate costs associated with operating as a public company as Corporate.

Year Ended June 30, 2018 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$735,401	$108,279	$(1,263)	$842,417
Net revenues	174,704	27,723	—	202,427
Income (loss) from operations	24,158	3,838	(14,815)	13,181
Other income (expense)	430	(30)	(3,075)	(2,675)
Income (loss) before income taxes	24,588	3,808	(17,890)	10,506
Depreciation and amortization	2,650	1,252	10,487	14,389
Technology and equipment, net	15,113	3,453	—	18,566
Transition and lease termination costs	107	69	—	176
Transition and lease termination liability	371	1,014	—	1,385
Goodwill	43,991	21,398	—	65,389

Year Ended June 30, 2017 (In thousands)
Revenues	$685,173	$96,751	$(4,311)	$777,613
Net revenues	173,742	20,894	—	194,636
Income (loss) from operations	25,726	3,810	(19,048)	10,488
Other income (expense)	561	40	(2,497)	(1,896)
Income (loss) before income taxes	26,287	3,850	(21,545)	8,592
Depreciation and amortization	2,371	734	9,244	12,349
Technology and equipment, net	11,994	2,685	548	15,227
Transition and lease termination costs	1,582	541	137	2,260
Transition and lease termination liability	400	1,614	—	2,014
Goodwill	45,381	21,398	—	66,779

NOTE 15 – SUBSEQUENT EVENT

On July 13, 2018, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on July 31, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2018, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment based on the criteria of COSO, we concluded that, as of June 30, 2018, our internal control over financial reporting is effective, at the reasonable assurance level.

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

Peterson Sullivan LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is set forth on page 35 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	54	Chief Executive Officer and Chairman of the Board of Directors
Jack Edwards	73	Director
Richard P. Palmieri	65	Director
Michael Gould.	54	Director
Arnold Goldstein	64	Senior Vice President & Chief Commercial Officer
Todd E. Macomber	54	Senior Vice President & Chief Financial Officer
Joseph Bento	55	Senior Vice President & Chief Operating Officer of Freight Forwarding Operations
Tim Boyce	58	Senior Vice President & Chief Operating Officer of Rail and Truck Brokerage Operations
John W. Sobba	62	Senior Vice President & General Counsel

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

Jack Edwards. Mr. Edwards was appointed as a director in December 2011. Mr. Edwards is an independent business executive who since 2002 has been providing strategic, investment and operational advisory services to a broad range of corporate and private equity clients and boards. From 2001 through 2002, he was the President and Chief Executive Officer of American Medical Response, Inc., a provider of private ambulatory services. Prior to this, Mr. Edwards served as the President and Chief Executive Officer at a variety of logistics and freight-forwarding companies, including Danzas Corporation and ITEL Transportation Group. Previously, he held senior executive positions at Circle International, American President Lines and The Southern Pacific Transportation Company. Mr. Edwards has served as a director of several publicly traded corporations, including Laidlaw Inc. (NYSE), ITEL Corp. (NYSE) and Sun Gro Horticulture Canada Ltd. (TSX) where he served as Chairman of the Board. Mr. Edwards currently serves as a director for Zonar Systems, Yesler, and DNA. Mr. Edwards received a Bachelor of Science in Food Science and Technology from the University of California, Davis, and a Master of Business Administration in Marketing from the University of Oregon. As a result of these and other professional experiences, Mr. Edwards possesses particular knowledge and experience in the transportation and logistics industry, along with business combinations and financial management, that strengthen the Board’s collective qualifications, skills, and experience.

Richard P. Palmieri. Mr. Palmieri was appointed as a director in March 2014. He has been the Managing Partner of ANR Partners, LLC, a Philadelphia-based management and financial consulting firm, since 2012. Prior to this, from 2007 to 2012, Mr. Palmieri served as the President and CEO of Canon Financial Services, Inc., the captive finance subsidiary of Canon USA. From 2003 to 2006, he was the President and CEO of Schneider Financial Services, a financial services subsidiary of a large, privately held transportation and logistics company. From 1998 to 2003, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Credit Suisse Group. From 1993 to 1998, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Deutsche Securities. Before this, he served in various finance and management positions at several large companies, including Whirlpool Financial Corporation, PacificCorp Credit, Commercial Credit Company and GE Capital. Mr. Palmieri received a Bachelor of Science in Accounting from Wagner College. As a result of these and other professional experiences, Mr. Palmieri possesses particular knowledge and experience in logistics and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Michael Gould. Mr. Gould was appointed as a director in July 2016. Mr. Gould is a seasoned information technology executive, having most recently served as Senior Vice President, Oracle Consulting in North America at Oracle Corporation. Prior to this, from 2008 to 2015, Mr. Gould led the Americas Technology Services Consulting Organization for Hewlett-Packard Company (“HP”) as the Vice President and General Manager. Prior to HP, Mr. Gould served in various roles at Oracle, BearingPoint and BEA. He holds a Bachelor of Science degree in Mechanical Engineering from Texas A&M University and a Master of Business Administration from Santa Clara University. As a result of these and other professional experiences, Mr. Gould possesses particular knowledge and experience in management and technology that strengthen the Board’s collective qualifications, skills and experience.

Executive Officers

Arnold Goldstein. Mr. Goldstein has served as our Senior Vice President and Chief Commercial Officer since June 30, 2016. Mr. Goldstein also has significant experience within the transportation industry, having served as Chief Operating Officer of Service by Air, which was acquired by the Company in June 2015, and in various leadership roles at Hellman World Wide Logistics from May 2006 to February 2015. Mr. Goldstein earned a Bachelor of Arts in Psychology from the University of Rhode Island and a Master of Business Administration from Bryant University.

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

Tim Boyce. Mr. Boyce has served as our Senior Vice President and Chief Operating Officer of Rail and Truck Brokerage Operations since our acquisition of Wheels in April 2015. He came to Wheels on February 1, 2012 to serve as the Executive Vice President - Marketing and Sales, and was promoted to Chief Marketing Officer shortly thereafter. From October 2013 until April 2015, he served as President of Wheels’ U.S. operations. Prior to joining Wheels, Mr. Boyce was employed by Canadian Pacific Railway where he served in various senior roles including General Manager - Sales and Marketing Domestic Intermodal. Prior to this, he was the Vice President - Sales and Marketing with Canpar Transport Ltd, a leading Canadian courier company, and TST (formerly TNT) Overland Express, a leading Canadian based LTL company serving customers across North America.

John W. Sobba. Mr. Sobba has served as our Senior Vice President and General Counsel since May 2018. Prior to joining the Company, Mr. Sobba was in a private law practice from 2008 to 2018, handling a number of general commercial, real estate and business matters for clients within the technology, transportation, outdoor gear and apparel industries. Mr. Sobba was in the private practice of law with the law firms of Dorsey & Whitney and later with Foster Pepper, from 2004 through 2008. He earned a Bachelor of Arts degree from the University of Oregon, a Juris Doctor from Seattle University, a Master of Taxation from Boston University and a Master of Business Administration from the University of Washington.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as part of this Report

(1) All Financial Statements and Supplemental Information

The Company’s consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

2.2	Stock Purchase Agreement by and between Radiant Logistics, Inc. and Service by Air, Inc.		8-K		2.1	6/8/15

3.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3	Amended and Restated Bylaws		8-K		3.1	7/19/11

3.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

3.5	Certificate of Designations, Preferences and Rights of 9.75% cumulative Redeemable Perpetual Preferred Stock		10-K/A	6/30/14	3.6	7/15/15

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce+		8-K		10.4	4/8/15

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+		10-K	6/30/16	10.5	9/13/16

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.7	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.8	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.9	Discretionary Management Incentive Compensation Plan effective July 1, 2012+		8-K		10.5	5/14/12

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.10

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

10.11

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

			8-K		10.1	6/20/17

10.12	$29,000,000 Credit Facilities Loan Agreement dated April 2, 2015 by and among Wheels Group Inc. and Integrated Private Debt Fund IV LP.		8-K		10.2	4/8/15

10.13	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

10.14	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.5	2/12/13

10.15	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.7	2/12/13

10.16	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.8	2/12/13

10.17	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.1	11/9/16

10.18	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.2	11/9/16

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.19	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.3	11/9/16

10.20	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.4	11/9/16
10.21	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/16	10.1	2/8/17

10.22	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/16	10.2	2/8/17

14.1	Code of Business Conduct and Ethics+		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Peterson Sullivan LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.DEF	XBRL Taxonomy Extension Definition	X

101.LAB	XBRL Taxonomy Extension Label	X

101.PRE	XBRL Taxonomy Extension Presentation	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 13, 2018	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jack Edwards	Director	September 13, 2018
Jack Edwards

/s/ Richard P. Palmieri	Director	September 13, 2018
Richard P. Palmieri

/s/ Michael Gould	Director	September 13, 2018
Michael Gould

/s/ Bohn H. Crain	Chairman and	September 13, 2018
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 13, 2018
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)