Form 10-Q
period 2018-09-30
RADIANT LOGISTICS, INC
filed 2018-11-09
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 49,459,188 shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 1, 2018.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30,	June 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,956	$6,992
Accounts receivable, net of allowance of $2,035 and $1,703, respectively	100,444	137,578
Contract assets	27,254	—
Income tax receivable	1,073	2,105
Prepaid expenses and other current assets	8,499	6,599
Total current assets	145,226	153,274

Technology and equipment, net	19,125	18,566

Goodwill	65,389	65,389
Intangible assets, net	63,055	65,264
Deposits and other assets	1,248	2,945
Total other long-term assets	129,692	133,598
Total assets	$294,043	$305,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,462	$90,153
Operating partner commissions payable	13,869	14,322
Accrued expenses	6,608	5,404
Current portion of notes payable	3,946	3,726
Current portion of contingent consideration	1,100	960
Transition and lease termination liability	1,094	1,385
Other current liabilities	259	295
Total current liabilities	107,338	116,245

Notes payable, net of current portion	41,475	43,197
Contingent consideration, net of current portion	1,380	1,615
Deferred rent liability	987	1,020
Deferred income taxes	8,297	8,665
Other long-term liabilities	367	1,082
Total long-term liabilities	52,506	55,579
Total liabilities	159,844	171,824

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 839,200 shares issued and outstanding, liquidation preference of $20,980	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,544,886 and 49,511,907 shares issued, and 49,453,088 and 49,420,109 shares outstanding, respectively	31	31
Additional paid-in capital	118,236	117,968
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	16,071	15,539
Accumulated other comprehensive income (loss)	(119)	186
Total Radiant Logistics, Inc. stockholders’ equity	133,967	133,472
Non-controlling interest	232	142
Total equity	134,199	133,614
Total liabilities and equity	$294,043	$305,438

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended September 30,
	2018	2017
Revenues	$218,883	$197,977

Operating expenses:
Cost of transportation and other services	164,015	152,374
Operating partner commissions	24,828	19,692
Personnel costs	14,545	13,993
Selling, general and administrative expenses	7,124	6,303
Depreciation and amortization	3,633	3,575
Transition and lease termination costs	—	107
Change in fair value of contingent consideration	(95)	(300)
Total operating expenses	214,050	195,744

Income from operations	4,833	2,233

Other income (expense):
Interest income	12	7
Interest expense	(789)	(771)
Foreign currency transaction gains (losses)	34	(85)
Other	150	130
Total other expense	(593)	(719)

Income before income taxes	4,240	1,514

Income tax expense	(977)	(626)

Net income	3,263	888
Less: net income attributable to non-controlling interest	(180)	(61)

Net income attributable to Radiant Logistics, Inc.	3,083	827
Less: preferred stock dividends	(511)	(511)

Net income allocable to common stockholders	$2,572	$316

Other comprehensive income (loss):
Foreign currency translation loss	(305)	(805)
Comprehensive income	$2,958	$83

Income per share allocable to common stockholders:
Basic and Diluted	$0.05	$0.01

Weighted average common shares outstanding:
Basic	49,437,930	49,085,545
Diluted	50,705,434	50,642,953

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	331	—	—	—	331	—	331
Issuance of common stock upon exercise of stock options	—	—	32,979	—	(63)	—	—	—	(63)	—	(63)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	—	3,083	—	3,083	180	3,263
Other comprehensive loss	—	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance as of September 30, 2018	839,200	$1	49,453,088	$31	$118,236	$(253)	$16,071	$(119)	$133,967	$232	$134,199

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except share and per share data)	Three Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$3,263	$888
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
share-based compensation	331	350
amortization of intangible assets	2,472	2,494
depreciation and amortization of technology and equipment	1,161	1,081
deferred income tax benefit	(253)	(512)
amortization of debt issuance costs	59	62
change in fair value of contingent consideration	(95)	(300)
transition and lease termination costs	—	107
gain on disposal of technology and equipment	(16)	(4)
change in allowance for doubtful accounts	332	231
CHANGES IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	4,440	(6,592)
contract assets	6,759	—
income tax receivable	1,055	(233)
prepaid expenses, deposits and other assets	(1,876)	692
accounts payable	(5,488)	(939)
operating partner commissions payable	506	623
accrued expenses	(5,761)	503
other liabilities	(742)	473
deferred rent liability	(29)	112
transition and lease termination liability	(276)	(213)
Net cash provided by (used for) operating activities	5,842	(1,177)

INVESTING ACTIVITIES:
Payments to acquire businesses	—	(1,025)
Purchases of technology and equipment	(1,134)	(1,383)
Proceeds from sale of technology and equipment	232	41
Net cash used for investing activities	(902)	(2,367)

FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net	(2,003)	4,975
Payments of debt issuance costs	—	(87)
Repayments of notes payable	(843)	(835)
Payments of preferred stock dividends	(511)	(511)
Distribution to non-controlling interest	(90)	—
Payments of employee tax withholdings related to cashless exercise of stock options	(63)	(2)
Net cash provided by (used for) financing activities	(3,510)	3,540

Effect of exchange rate changes on cash and cash equivalents	(466)	(37)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	964	(41)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,992	5,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,956	$5,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$178	$1,404
Interest paid	$735	$701

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

During the three months ended September 30, 2018, the Company acquired $812 of refrigerated trailers financed through a capital lease.

In September 2018, $262 was recorded as an increase to accrued expenses and intangible assets for the purchase of a customer list.

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

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

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value added supply chain services, including order fulfillment, inventory management, and warehouse and distribution services (collectively, “MM&D” services), and customs brokerage services to complement its core transportation service offering.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The Company is assessing the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2021, and earlier adoption is permitted. The Company is assessing the impact of this guidance on its consolidated financial statements.

In February 2016 and July 2018, the FASB issued Accounting Standard Update (“ASU”) 2016-02 (ASC Topic 842), Leases ASU 2018-10, Codification Improvements to Topic 842, and Leases, ASU 2018-11, Leases (Topic 842), Target improvements, respectively. These ASUs amend a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Topic 842 is effective for the Company in the first quarter of fiscal year 2020. Companies are required to use a modified retrospective approach on adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-02 (Topic 220), Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Topic 220 is effective for the Company in the first quarter of fiscal year 2020, and early adoption is permitted. The Company is assessing the impact of this guidance on its consolidated financial statements.

Recently Adopted Accounting Guidance

ASC 606 - Revenue from Contracts with Customers

On July 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”) which superseded existing revenue recognition guidance under U.S. GAAP. The core principle of Accounting Standards Codification (“ASC”) 606 is for an entity to recognize revenue to depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of an entity’s revenues and cash flows arising from contracts with customers.

The Company adopted ASC 606 using the modified retrospective method applied to those contracts not completed as of July 1, 2018.  Results for reporting periods beginning after July 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with ASC 605. The Company recorded a cumulative effect adjustment of $335, net of tax, to decrease the opening balance of retained earnings as of July 1, 2018, for the initial application of ASC 606. The transition adjustment includes primarily certain transportation services transactions with customers that required a change in the timing of when revenue is recognized. The corresponding direct costs of revenue, including primarily purchased transportation costs and commissions, have been expensed as incurred. The Company satisfied a significant majority of the performance obligations for contract liabilities recorded upon the adoption and recognized the corresponding revenues and related direct costs of revenue during the three months ended September 30, 2018.

As stated, the comparative prior period information for the three months ended September 30, 2017 has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies as described in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K filed on September 13, 2018.

The details of the significant changes and quantitative impact on the financial statement line items in the consolidated balance sheet as of July 1, 2018 for the adoption of ASC 606 were as follows:

(In thousands)	Balance as of June 30, 2018	Transition Adjustments	Balance as of July 1, 2018
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net of allowance for doubtful accounts	$137,578	$(32,689)	$104,889
Contract assets	—	34,014	34,014

Liabilities
Accounts payable	90,153	(3,995)	86,158
Operating partner commissions payable	14,322	(959)	13,363
Contract liabilities	—	6,716	6,716
Deferred income taxes	8,665	(102)	8,563

Equity
Retained earnings	15,539	(335)	15,204

The tables below summarize the impacts of the application of ASC 606 as compared with ASC 605, the guidance that was in effect before the change on the condensed consolidated statements of operations for the three months ended September 30, 2018 and condensed consolidated balance sheet as of September 30, 2018:

	Three Months Ended September 30, 2018
(In thousands, except per share data)	As Reported	Adjustments for ASC 606	Balance, ASC 605
Condensed Consolidated Statement of Operations
Revenues	$218,883	$(3,152)	$215,731

Operating expenses:
Cost of transportation and other services	164,015	(2,917)	161,098
Operating partner commissions	24,828	(156)	24,672
Personnel costs	14,545	—	14,545
Selling, general and administrative expenses	7,124	—	7,124
Depreciation and amortization	3,633	—	3,633
Change in fair value of contingent consideration	(95)	—	(95)
Total operating expenses	214,050	(3,073)	210,977

Income from operations	4,833	(79)	4,754

Total other expense	(593)	—	(593)

Income before income taxes	4,240	(79)	4,161
Income tax expense	(977)	19	(958)

Net income	3,263	(60)	3,203
Less: net income attributable to noncontrolling interest	(180)	—	(180)

Net income attributable to Radiant Logistics, Inc.	3,083	(60)	3,023
Less: preferred stock dividends	(511)	—	(511)

Net income allocable to common stockholders	$2,572	$(60)	$2,512

Income per share allocable to common stockholders - Basic and Diluted	$0.05	$—	$0.05

	September 30, 2018
(In thousands)	As Reported	Adjustments for ASC 606	Balance, ASC 605
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net of allowance	$100,444	$24,102	$124,546
Contract assets	27,254	(27,254)	—

Liabilities
Accounts payable	80,462	(2,917)	77,545
Operating partner commissions payable	13,869	(156)	13,713
Accrued expenses	6,608	—	6,608
Deferred income taxes	8,297	(19)	8,278

Equity
Retained earnings	16,071	(60)	16,011

The adoption of ASC 606 did not have a material impact on the condensed consolidated statement of cash flows for the three months ended September 30, 2018.

The disclosure requirements of ASC 606 are included within the Company’s revised revenue recognition accounting policy in Note 3 below.

ASU 2016-16 – Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory, which provides for the recognition of the income tax consequences on intra-entity asset transfers other than inventory when the transfer occurs.

On July 1, 2018, the Company adopted ASU 2016-16 using the modified retrospective method. The Company recorded a cumulative-effect adjustment of $1,705 directly to the beginning balance of retained earnings and deposits and other assets as of July 1, 2018. The adjustment reflects the recognition of the income tax consequence on the intra-entity transfer of stock of a subsidiary that occurred in a prior year. Under the modified retrospective method, the prior periods in a financial report do not have to be adjusted to reflect the new accounting requirements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 10), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated.

Non-controlling interest in the condensed consolidated balance sheets represents the minority stockholders’ proportionate share of equity in such subsidiary. Consolidated net income (loss) is allocated to the Company and non-controlling interest (minority stockholder) in proportion to their percentage ownership.

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

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers, as well as amounts owed by strategic operating partners. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records an allowance for doubtful accounts to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The allowance for doubtful accounts is determined from the analysis of the aging of the accounts receivables, historical experience and knowledge of specific customers.

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up for any deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve accounts. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amounts and therefore has reserved for them.

e)	Technology and Equipment

Technology and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of September 30, 2018, management believes there are no indications of impairment.

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

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2018. Intangibles consist of customer related intangibles, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.

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

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the condensed consolidated statements of comprehensive income. Amounts are generally due annually on November 1st, and 90 days following the quarter of the final earn-out period of each respective acquisition.

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated financial statements of comprehensive income.

i)	Revenue Recognition (Effective July 1, 2018)

The Company’s revenues are primarily from transportation services which includes providing for the arrangement of freight, both domestically and internationally, through modes of transportations such as air freight, ocean freight, truckload, less than truckload and intermodal. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that is provided to the customer as a single performance obligation. These performance obligations are satisfied and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit is based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

The Company also provides warehouse and distribution logistics services for its customers under contracts generally ranging from a few months to five years and include renewal provisions. These warehouse and distribution logistics services contracts provide for inventory management, order fulfilment and warehousing of the Customer’s product and arrangement of transportation of the customer’s product. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the services provided by the Company as it performs. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized over time based on the level of activity volume.

Other services include primarily customs clearance services performed as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipments process and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the statement of comprehensive income.

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three months ended September 30, 2018 was as follows:

(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$188,249	$22,936	$(48)	$211,137
Value added services (1)	2,969	4,777	—	7,746
Total	$191,218	$27,713	$(48)	$218,883

Timing of Revenue Recognition:
Services transferred over time	$190,536	$27,713	$(48)	$218,201
Services transferred at a point in time	682	—	—	682
Total	$191,218	$27,713	$(48)	$218,883

(1)Value added services includes warehouse and distribution services, and other services.

Practical Expedients

The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contracts with its transportation customers have an expected duration of one year or less.

For the performance obligation to transfer warehouse and distribution services in contracts with customers, revenue is recognized in the amount for which the Company has the right to invoice the customer, as this amount corresponds directly with the value provided to the customer for the Company’s performance completed to date.

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred since the amortization period of such costs is less than one year. These costs are included in the condensed consolidated statements of comprehensive income.

Contract Assets

Contract assets represent amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit but for which it has not yet completed the performance obligation or has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable.

Operating Partner Commissions

The Company enters into contractual arrangements with independent agents that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging, domestic and international, transportation services. In return, the independent agent is compensated through the payment of sales commissions which are based on individual shipments. The Company accrues the independent agent’s commission obligation ratably as the goods are transferred to the customer.

j)Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $223 and $195 for the three months ended September 30, 2018 and 2017, respectively.

k)	Income Taxes

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

m)	Basic and Diluted Income per Share Allocable to Common Stockholders

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

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items denominated in a foreign currency are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

o)	Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the condensed consolidated financial statements to conform to the current year presentation.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

(In thousands, except share data)	Three Months Ended September 30,
	2018	2017
Numerator:
Net income attributable to Radiant Logistics, Inc.	$3,083	$827
Less: preferred stock dividends	(511)	(511)
Net income allocable to common stockholders	$2,572	$316

Denominator:
Weighted average common shares outstanding, basic	49,437,930	49,085,545
Dilutive effect of share-based awards	1,267,504	1,557,408

Weighted average common shares outstanding, diluted	50,705,434	50,642,953

Potentially dilutive common shares excluded	1,051,488	1,102,731

NOTE 5 – BUSINESS ACQUISITIONS

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

NOTE 6 – TECHNOLOGY AND EQUIPMENT

(In thousands)		September 30,	June 30,
	Useful Life	2018	2018
Computer software	3 - 5 years	$16,445	$15,842
Trailers and related equipment	3 - 15 years	6,856	6,362
Office and warehouse equipment	3 - 15 years	3,342	3,205
Leasehold improvements	(1)	3,316	3,155
Computer equipment	3 - 15 years	2,336	2,210
Furniture and fixtures	3 - 15 years	973	919

		33,268	31,693
Less: accumulated depreciation and amortization		(14,143)	(13,127)

		$19,125	$18,566

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expense related to technology and equipment was $1,161 and $1,081 for the three months ended September 30, 2018 and 2017, respectively. Computer software includes approximately $159 and $1,168 of software currently in development as of September 30, 2018 and June 30, 2018, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2018 and June 30, 2018, respectively:

(In thousands)	September 30, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.8 years	$96,778	$(45,336)	$51,442
Trade names and trademarks	11.3 years	14,977	(3,490)	11,487
Covenants not to compete	1.5 years	875	(749)	126

		$112,630	$(49,575)	$63,055

(In thousands)	June 30, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	6.1 years	$96,515	$(43,140)	$53,375
Trade names and trademarks	11.6 years	14,977	(3,236)	11,741
Covenants not to compete	1.7 years	875	(727)	148

		$112,367	$(47,103)	$65,264

Amortization expense amounted to $2,472 and $2,494 for the three months ended September 30, 2018 and 2017, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2019 (remaining)	$7,537
2020	9,729
2021	9,395
2022	8,841
2023	8,363

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	September 30,	June 30,
	2018	2018
Senior Credit Facility	$19,605	$21,537
Senior Secured Loans	23,531	23,965
Other debt	3,098	2,286
Unamortized debt issuance costs	(813)	(865)

Total notes payable	45,421	46,923
Less: current portion	(3,946)	(3,726)

Total notes payable, net of current portion	$41,475	$43,197

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019 (remaining)	$2,936
2020	4,141
2021	4,414
2022	24,312
2023	5,018
Thereafter	5,413

$46,234

Bank of America Credit Facility

The Company has a $75,000 senior credit facility (the “Senior Credit Facility”) with Bank of America, N.A. (the “Lender”) on its own behalf and as agent to the other lenders named therein, currently consisting of the Bank of Montreal (as the initial member of the syndicate under such loan), pursuant to a Second Amendment to Amended and Restated Loan and Security Agreement. The Senior Credit Facility includes a $3,500 sublimit to support letters of credit and matures June 14, 2022.

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2018, the Company was in compliance with all of its covenants.

As of September 30, 2018, based on available collateral and outstanding letter of credit commitments, there was $53,400 available for borrowing under the Senior Credit Facility.

Senior Secured Loans

In connection with the Company’s acquisition of Wheels International Inc. (“Wheels”), Wheels obtained a CAD$29,000 senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first 12 months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

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

The loans may be prepaid in whole at any time providing the Company gives at least 30 days prior written notice and pays the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date, and (ii) the face value of the principal amount being prepaid.

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of September 30, 2018, the Company was in compliance with all of its covenants.

Capital Lease Facility

In April 2018, the Company, through its wholly-owned subsidiary, Clipper Exxpress Company, entered into a lease financing agreement with Bank of America Leasing & Capital, LLC, for the lease of 100 refrigerated trailers with the aggregate acquisition cost not to exceed $5,000 through December 31, 2018. As of September 30, 2018, the Company has financed approximately $3,098 of trailer equipment under the agreement. The term of the lease shall be 84 months from November 30, 2018 and as lessee, the Company will be obligated to purchase the trailers at the end of the lease for a nominal amount.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

The Company has 839,200 shares issued and outstanding of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares issued and outstanding”), which have a liquidation preference of $25.00 per share. Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. If the Company does not pay dividends in full on any two payment dates (whether consecutive or not), the per annum dividend rate will increase an additional 2.0% per annum per $25.00 stated liquidation preference, up to a maximum of 19.0% per annum. If the Company fails to maintain the listing of the Series A Preferred Shares on the NYSE American or other exchange for 30 days or more, the per annum dividend rate will increase by an additional 2.0% per annum so long as the listing failure continues. The Series A Preferred Shares require the Company to maintain a Fixed Charge Coverage Ratio of at least 2.0. If the Company is not in compliance with this ratio, then it cannot pay any dividend on its common stock. As of September 30, 2018, the Company was in compliance with this ratio.

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

For the three months ended September 30, 2018, the Company’s board of directors declared and paid cash dividends to holders of Series A Preferred Shares in the amount of $0.609375 per share, totaling $511.

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

NOTE 10 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

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

RLP recorded $300 in profits, of which RCP’s distributable share was $180, for the three months ended September 30, 2018. RLP recorded $102 in profits, of which RCP’s distributable share was $61 for the three months ended September 30, 2017. The non-controlling interest recorded as a reduction of income in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of September 30, 2018
	Level 3	Total
Contingent consideration	$2,480	$2,480

	Fair Value Measurements as of June 30, 2018
	Level 3	Total
Contingent consideration	$2,575	$2,575

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2018	$2,575
Change in fair value	(95)

Balance as of September 30, 2018	$2,480

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The Company recorded decreases to contingent consideration of $95 and $300 for the three months ended September 30, 2018 and 2017, respectively. The change in the current period is principally attributable to a net decrease in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $10,980 through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earn-out payments of $530, and includes approximately $1,100 that was earned during fiscal year 2018 and is payable November 2018.

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

NOTE 12 – INCOME TAXES

For the three months ended September 30, 2018 and 2017, respectively, the Company’s income tax expense is composed of the following:

(In thousands)	Three Months Ended September 30,
	2018	2017
Current income tax expense	$1,230	$1,138
Deferred income tax benefit	(253)	(512)

Income tax expense	$977	$626

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains significant changes to the U.S. federal income tax laws, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates a new tax on certain foreign-sourced earnings.  The Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax, and has not recorded any adjustments to the provisional amounts. The estimated amount of the one-time transition tax is expected to be insignificant due to the Company’s controlled foreign companies’ negative earnings and profits. The final impact of the Act may differ due to and among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions the Company may take as a result of the Act.

The Company’s effective tax rates for the three months ended September 30, 2018 and 2017 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $2,121 due to expire primarily through 2027 fiscal year and a foreign net operating loss carryover of approximately $1,647 due to expire through the 2038 fiscal year.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2015 through June 30, 2018. Tax years which remain subject to examination by state authorities are the years ended June 30,2014 through June 30, 2018. Tax years which remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2018. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

The Company’s Canadian Subsidiary, Wheels International, Inc., is currently under examination by the Canada Revenue Agency for the year 2015. The amount of potential exposure, if any, is unknown and there is no reason to believe the Company should record a reserve.

NOTE 13 – SHARE-BASED COMPENSATION

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to stock awards of $105 and $81 for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $1,234 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 2.02 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Fair Value
Unvested balance as of June 30, 2018	490,829	$3.88
Granted	64,573	4.40
Forfeited	(31,574)	3.97

Unvested balance as of September 30, 2018	523,828	$3.94

Stock Options

Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $226 and $269 and for the three months ended September 30, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised was $210 and $4 for the three months ended September 30, 2018 and 2017. As of September 30, 2018, there was $1,241 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.83 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2018	2,795,588	$3.22	5.60	$2,815
Exercised	(101,709)	2.53	—	210
Forfeited	(25,892)	6.08	—	—

Outstanding as of September 30, 2018	2,667,987	$3.22	5.33	$7,200

Exercisable as of September 30, 2018	1,879,642	$2.86	4.74	$5,748

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Radiant Global Logistics, Inc. v. Border Express Services, Ltd., Kenneth Drummond and Maureen Drummond

In June 2018, the Company obtained a civil judgment against its former British Columbia strategic operating partner, for approximately $1,400 of amounts owed under the parties’ Transportation Services Agreement (the “Agreement”) for unpaid freight shipments. The Company has filed further lawsuits to enforce its judgement for collection and to assert rights under a personal guaranty against the judgment debtors. The unpaid amounts represented by the civil judgment are included in accounts receivable in the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, net of an allowance for doubtful accounts of approximately $700.

Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through January 2024. Rent expense is recognized straight-line over the term of the lease.

Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019 (remaining)	$6,322
2020	8,077
2021	6,857
2022	4,332
2023	738
Thereafter	17

Total minimum lease payments	$26,343

Rent expense amounted to $2,224 and $2,142 for the three months ended September 30, 2018 and 2017, respectively.

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

In 2015, following the acquisition of Service by Air, Inc., the Company identified non-recurring personnel costs expected to be eliminated in connection with the winding down of their historical back-office operations. Additionally, the Company expensed the expected amount of retention bonuses over the requisite service period. Additional retention costs are not expected.

The transition and lease termination liability consist of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Total
Balance as of June 30, 2018	$971	$414	$1,385
Payments and other	(165)	(126)	(291)

Balance as of September 30, 2018	$806	$288	$1,094

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2019	2020	2021	2022	Total
Earn-out payments:
Cash	$1,092	$808	$496	$39	$2,435
Equity (1)	272	182	165	13	632

Total estimated earn-out payments	$1,364	$990	$661	$52	$3,067

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Three Months Ended September 30, 2018 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$191,218	$27,713	$(48)	$218,883
Net revenues (1)	47,142	7,726	—	54,868
Income (loss) from operations	7,816	1,199	(4,182)	4,833
Other income (expense)	211	(27)	(777)	(593)
Income (loss) before income taxes	8,027	1,172	(4,959)	4,240
Depreciation and amortization	770	387	2,476	3,633
Technology and equipment, net	15,672	3,453	—	19,125
Transition and lease termination liability	239	855	—	1,094
Goodwill	43,991	21,398	—	65,389

Three Months Ended September 30, 2017 (In thousands)
Revenues	$174,894	$23,566	$(483)	$197,977
Net revenues (1)	40,583	5,020	—	45,603
Income (loss) from operations	6,853	(815)	(3,805)	2,233
Other income (expense)	152	(107)	(764)	(719)
Income (loss) before income taxes	7,005	(922)	(4,569)	1,514
Depreciation and amortization	649	290	2,636	3,575
Technology and equipment, net	13,527	1,350	730	15,607
Transition and lease termination costs	107	—	—	107
Transition and lease termination liability	351	1,614	—	1,965
Goodwill	45,599	21,398	—	66,997

(1) Net revenues are revenues net of cost of transportation and other services.

NOTE 16 – SUBSEQUENT EVENT

On October 12, 2018, the Company’s board of directors declared a cash dividend to holders of the Series A Preferred Shares in the amount of $0.609375 per share. The declared dividend totaled $511 and was paid on October 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2018. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value added logistics services, including customs brokerage and MM&D solutions to complement our core transportation service offering.

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

Results of Operations

Three months ended September 30, 2018 and 2017 (actual and unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018				Three months ended September 30, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$188,249	$22,936	$(48)	$211,137	$172,579	$20,593	$(483)	$192,689
Value added services	2,969	4,777	—	7,746	2,315	2,973	—	5,288
	191,218	27,713	(48)	218,883	174,894	23,566	(483)	197,977
Cost of transportation and other services
Transportation	141,850	17,915	(48)	159,717	132,607	17,172	(483)	149,296
Value added services	2,226	2,072	—	4,298	1,704	1,374	—	3,078
	144,076	19,987	(48)	164,015	134,311	18,546	(483)	152,374
Net revenues (1)
Transportation	46,399	5,021	—	51,420	39,972	3,421	—	43,393
Value added services	743	2,705	—	3,448	611	1,599	—	2,210
	$47,142	$7,726	$—	$54,868	$40,583	$5,020	$—	$45,603
Net Margins
Transportation	24.6%	21.9%	N/A	24.4%	23.2%	16.6%	N/A	22.5%
Value added services	25.0%	56.6%	N/A	44.5%	26.4%	53.8%	N/A	41.8%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $211.1 million and $192.7 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $18.4 million, or 9.5%, is primarily attributable to increased revenues by certain strategic operating partners. Net transportation revenue was $51.4 million and $43.4 million for three months ended September 30, 2018 and 2017, respectively. Net transportation margins increased from 22.5% to 24.4%, primarily due to shifts in product mix.

Value added services revenue was $7.7 million and $5.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $2.4 million, or 45.3%, is primarily attributable to increased customer base in Canada. Net value added services revenue was $3.4 million for the three months ended September 30, 2018, compared to $2.2 million for the comparable prior year period. Net value added services revenue margins increased from 41.8% to 44.5%.

Effective July 1, 2018, we adopted ASC 606 using the retrospective method and began recognizing revenue from certain contracts with customers over time as services are rendered. Periods prior to July 1,2018, including the three months ended September 30, 2017, are presented under previous revenue recognition guidance and have not been restated to conform to ASC 606. The adoption of ASC 606 accounted for some of the increases in net revenues for the three months ended September 30, 2018 compared to the same prior year period. Additionally, the Company made some reclassifications in the period ending September 30, 2017 to conform to the quarter ending September 30, 2018 reporting for comparability purposes.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018				Three months ended September 30, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$47,142	$7,726	$—	$54,868	$40,583	$5,020	$—	$45,603

Operating expenses:
Operating partner commissions	24,828	—	—	24,828	19,692	—	—	19,692
Personnel costs	10,082	3,556	907	14,545	9,824	3,474	695	13,993
Selling, general and administrative expenses	3,646	2,584	894	7,124	3,458	2,071	774	6,303
Depreciation and amortization	770	387	2,476	3,633	649	290	2,636	3,575
Transition and lease termination costs	—	—	—	—	107	—	—	107
Change in contingent consideration	—	—	(95)	(95)	—	—	(300)	(300)

Total operating expenses	39,326	6,527	4,182	50,035	33,730	5,835	3,805	43,370

Income (loss) from operations	7,816	1,199	(4,182)	4,833	6,853	(815)	(3,805)	2,233
Other income (expense)	211	(27)	(777)	(593)	152	(107)	(764)	(719)

Income (loss) before income tax provision	8,027	1,172	(4,959)	4,240	7,005	(922)	(4,569)	1,514
Income tax expense	—	—	(977)	(977)	—	—	(626)	(626)

Net income (loss)	8,027	1,172	(5,936)	3,263	7,005	(922)	(5,195)	888
Less: Net income attributable to non-controlling interest	(180)	—	—	(180)	(61)	—	—	(61)

Net income (loss) attributable to Radiant Logistics, Inc.	7,847	1,172	(5,936)	3,083	6,944	(922)	(5,195)	827
Less: Preferred stock dividends	—	—	(511)	(511)	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$7,847	$1,172	$(6,447)	$2,572	$6,944	$(922)	$(5,706)	$316

	Three months ended September 30, 2018				Three months ended September 30, 2017
Operating expenses as a percent of net revenues:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	52.7%	0.0%	N/A	45.3%	48.5%	0.0%	N/A	43.2%
Personnel costs	21.4%	46.0%	N/A	26.5%	24.2%	69.2%	N/A	30.7%
Selling, general and administrative expenses	7.7%	33.4%	N/A	13.0%	8.5%	41.3%	N/A	13.8%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $5.1 million, or 26.1%, to $24.8 million for the three months ended September 30, 2018 primarily due to an increase in net transportation revenues from operating partners.

Personnel costs increased $0.5 million, or 3.9%, to $14.5 million for the three months ended September 30, 2018. The increase is primarily due to the addition of a new Company owned location and increased headcount in support of back office support.

Selling, general and administrative (“SG&A”) expenses increased $0.8 million, or 13.0%, to $7.1 million for the three months ended September 30, 2018. The increase is primarily attributable to increased facilities costs, increased technology spending, and an increase in bad debt expense for the quarter.

Depreciation and amortization costs is $3.6 million for the three months ended September 30, 2018 and 2017, respectively.

There were no transition and lease termination costs for the three months ended September 30, 2018. The comparable prior year period amount represents lease termination associated with the facility consolidation of the Company-owned location in New Jersey with acquisition of DLT.

Change in fair value of contingent consideration was a gain of $0.1 million for the quarter ended September 30, 2018, compared to $0.3 million for the comparable prior year period. The change is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $0.1 million, or 17.6%, to $0.6 million for the three months ended September 30, 2018. The decrease is primarily due to foreign currency exchange gains in the current period compared to foreign currency losses in the prior year period.

Our change in net income is driven principally by increased net revenues and operating expenses, compared to the comparable prior year period, partially offset by an increase in income taxes.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2018 and 2017 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation G (in thousands):

	Three months ended September 30, 2018				Three months ended September 30, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$7,847	$1,172	$(6,447)	$2,572	$6,944	$(922)	$(5,706)	$316
Plus: Preferred stock dividends	—	—	511	511	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	7,847	1,172	(5,936)	3,083	6,944	(922)	(5,195)	827

Income tax expense	—	—	977	977	—	—	626	626
Depreciation and amortization	770	387	2,476	3,633	649	290	2,636	3,575
Net interest expense	—	—	777	777	—	—	764	764

EBITDA	8,617	1,559	(1,706)	8,470	7,593	(632)	(1,169)	5,792

Share-based compensation	227	(16)	120	331	233	18	99	350
Change in contingent consideration	—	—	(95)	(95)	—	—	(300)	(300)
Acquisition related costs	—	—	4	4	—	—	78	78
Legal costs	—	—	137	137	—	—	24	24
Lease termination costs	—	—	—	—	107	—	—	107
MM&D start-up costs	—	—	—	—	—	347	—	347
Foreign exchange loss (gain)	(101)	67	—	(34)	(22)	107	—	85

Adjusted EBITDA	$8,743	$1,610	$(1,540)	$8,813	$7,911	$(160)	$(1,268)	$6,483
Adjusted EBITDA as a % of net revenues	18.5%	20.8%	N/A	16.1%	19.5%	-3.2%	N/A	14.2%

Liquidity and Capital Resources

Net cash provided by operating activities was $5.8 million and net cash used for operations was $1.2 million for the three months ended September 30, 2018 and 2017, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, accounts payable, income taxes, accrued expenses and contingent consideration.

Net cash used for investing activities was $0.9 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $1.0 million for the three months ended September 30, 2017. Cash paid for purchases of technology and equipment was $1.1 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively.

Net cash used for financing activities was $3.5 million for the three months ended September 30, 2018, compared to cash provided of $3.5 million for the three months ended September 30, 2017. Net repayments to the Senior Credit Facility were $2.0 million and net proceeds from the Senior Credit Facility were $5.0 million for the three months ended September 30, 2018 and 2017, respectively. Repayments of notes payable were $0.8 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively. Payments of preferred stock dividends were $0.5 million for each of the three months ended September 30, 2018 and 2017. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for the three months ended September 30, 2018.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding our acquisitions and potential earn-out payments, see Note 5 and Note 11 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2018, and Note 5 and Note 11 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

The co-borrowers of the Senior Credit Facility include the following: (i) with respect to U.S. obligations under the Senior Credit Facility, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., Radiant Customs Services, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Clipper Exxpress Company, Radiant Global Logistics (CA), Service By Air, Inc., Highways and Skyways, Inc., and Radiant Trade Services, Inc.; and (ii) with respect to Canadian obligations under the Senior Credit Facility, Wheels International Inc., 1371482 Ontario Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc. and Wheels Associate Carriers Inc. As co-borrowers under the Senior Credit Facility, the accounts receivable of the foregoing entities are eligible for inclusion within the overall borrowing base of the Company and all borrowers are responsible for repayment of the debt associated with applicable advances (U.S. or Canadian) under the Senior Credit Facility. In addition, we and our U.S. subsidiaries guarantee both the U.S. and Canadian obligations under the Senior Credit Facility, while our Canadian subsidiaries guarantee only the Canadian obligations under the Senior Credit Facility.

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

As of September 30, 2018, we have availability of $73.0 million, net of $19.6 million in advances with approximately $53.4 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

For additional information regarding our indebtedness, see Note 8 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2018, and Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

Capital Lease Facility

In April 2018, the Company, through its wholly-owned subsidiary, Clipper Exxpress Company, entered into a lease financing agreement with Bank of America Leasing & Capital, LLC, for the lease of 100 refrigerated trailers with the aggregate acquisition cost not to exceed $5.0 million through December 31, 2018. As of September 30, 2018, the Company has financed approximately $3.1 million of trailer equipment under the agreement. The term of the lease shall be 84 months from November 30, 2018 and as lessee, the Company will be obligated to purchase the trailers at the end of the lease for a nominal amount.

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

Off Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2018, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

The Company has made material changes in its internal controls over financial reporting related to the adoption of ASC 606 Revenue Recognition. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018.

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

RADIANT LOGISTICS, INC.

Date: November 9, 2018	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)