Form 10-Q
period 2018-12-31
RADIANT LOGISTICS, INC
filed 2019-02-11
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

There were 49,511,148 shares outstanding of the registrant’s common stock, par value $.001 per share, as of February 4, 2019.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31,	June 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,913	$6,992
Accounts receivable, net of allowance of $2,375 and $1,703, respectively	107,457	137,578
Contract assets	24,259	—
Income tax receivable	—	2,105
Prepaid expenses and other current assets	11,175	6,599
Total current assets	154,804	153,274

Technology and equipment, net	18,847	18,566

Goodwill	65,389	65,389
Intangible assets, net	60,554	65,264
Deposits and other assets	1,267	2,945
Total other long-term assets	127,210	133,598
Total assets	$300,861	$305,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,240	$90,153
Operating partner commissions payable	14,395	14,322
Accrued expenses	6,429	5,404
Income tax payable	572	—
Current portion of notes payable	3,817	3,726
Current portion of contingent consideration	309	960
Transition and lease termination liability	882	1,385
Other current liabilities	408	295
Total current liabilities	115,052	116,245

Notes payable, net of current portion	55,848	43,197
Contingent consideration, net of current portion	905	1,615
Deferred rent liability	978	1,020
Deferred income taxes	7,921	8,665
Other long-term liabilities	318	1,082
Total long-term liabilities	65,970	55,579
Total liabilities	181,022	171,824

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; nil and 839,200 shares issued and outstanding, respectively	—	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,561,374 and 49,511,907 shares issued, and 49,469,576 and 49,420,109 shares outstanding, respectively	31	31
Additional paid-in capital	99,346	117,968
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	19,490	15,539
Accumulated other comprehensive income	679	186
Total Radiant Logistics, Inc. stockholders’ equity	119,293	133,472
Non-controlling interest	546	142
Total equity	119,839	133,614
Total liabilities and equity	$300,861	$305,438

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues	$260,938	$206,714	$479,821	$404,691

Operating expenses:
Cost of transportation and other services	196,977	159,350	360,992	311,724
Operating partner commissions	28,355	19,528	53,183	39,220
Personnel costs	15,906	14,909	30,451	28,902
Selling, general and administrative expenses	7,522	6,352	14,646	12,655
Depreciation and amortization	3,815	3,567	7,448	7,142
Transition and lease termination costs	(11)	—	(11)	107
Change in fair value of contingent consideration	(476)	190	(571)	(110)
Total operating expenses	252,088	203,896	466,138	399,640

Income from operations	8,850	2,818	13,683	5,051

Other income (expense):
Interest income	13	9	24	16
Interest expense	(873)	(811)	(1,661)	(1,582)
Foreign currency transaction gains (losses)	159	(55)	193	(139)
Other	59	96	209	226
Total other expense	(642)	(761)	(1,235)	(1,479)

Income before income taxes	8,208	2,057	12,448	3,572

Income tax benefit (expense)	(1,874)	1,840	(2,851)	1,214

Net income	6,334	3,897	9,597	4,786
Less: net income attributable to non-controlling interest	(464)	(56)	(644)	(117)

Net income attributable to Radiant Logistics, Inc.	5,870	3,841	8,953	4,669
Less: preferred stock dividends	(445)	(511)	(956)	(1,023)
Less: issuance costs for preferred stock redemption	(1,659)	—	(1,659)	—

Net income allocable to common stockholders	$3,766	$3,330	$6,338	$3,646

Other comprehensive income:
Foreign currency translation gain (loss)	798	210	493	(595)
Comprehensive income	$7,132	$4,107	$10,090	$4,191

Income per share allocable to common stockholders:
Basic	$0.08	$0.07	$0.13	$0.07
Diluted	$0.07	$0.07	$0.12	$0.07

Weighted average common shares outstanding:
Basic	49,461,982	49,174,789	49,449,956	49,130,167
Diluted	51,064,163	50,711,153	50,884,799	50,677,053

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	795	—	—	—	795	—	795
Issuance of common stock upon exercise of stock options	—	—	49,467	—	(97)	—	—	—	(97)	—	(97)
Preferred dividends paid	—	—	—	—	—	—	(1,303)	—	(1,303)	—	(1,303)
Redemption of preferred stock	(839,200)	(1)	—	—	(19,320)	—	(1,659)	—	(20,980)	—	(20,980)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(240)	(240)
Net income	—	—	—	—	—	—	8,953	—	8,953	644	9,597
Other comprehensive income	—	—	—	—	—	—	—	493	493	—	493
Balance as of December 31, 2018	—	$—	49,469,576	$31	$99,346	$(253)	$19,490	$679	$119,293	$546	$119,839

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except share and per share data)	Six Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$9,597	$4,786
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation	795	730
amortization of intangible assets	4,972	4,937
depreciation and amortization of technology and equipment	2,476	2,205
deferred income tax benefit	(610)	(3,288)
amortization of debt issuance costs	115	123
change in fair value of contingent consideration	(571)	(110)
transition and lease termination costs	(11)	107
gain on disposal of technology and equipment	(22)	(19)
change in allowance for doubtful accounts	672	407
CHANGES IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	(3,887)	(3,243)
contract assets	9,755	—
income tax receivable/payable	2,667	(1,212)
prepaid expenses, deposits and other assets	(4,674)	403
accounts payable	1,554	(4,458)
operating partner commissions payable	1,032	359
accrued expenses	(5,743)	(460)
other liabilities	(679)	452
deferred rent liability	91	89
payment of contingent consideration	(626)	(1,474)
transition and lease termination liability	(515)	(264)
Net cash provided by operating activities	16,388	70

INVESTING ACTIVITIES:
Payments to acquire businesses	—	(600)
Purchases of technology and equipment	(2,292)	(3,061)
Proceeds from sale of technology and equipment	257	68
Payment for acquisition of intangible assets	(262)	(561)
Net cash used for investing activities	(2,297)	(4,154)

FINANCING ACTIVITIES:
Proceeds from credit facility, net	14,439	8,119
Payments of debt issuance costs	—	(88)
Repayments of notes payable	(1,761)	(1,706)
Payments of contingent consideration	(164)	(413)
Payments of preferred stock dividends	(1,303)	(1,023)
Payment for preferred stock redemption	(20,980)	—
Distribution to non-controlling interest	(240)	(84)
Payments of employee tax withholdings related to cashless exercise of stock options	(97)	(129)
Net cash provided by (used for) financing activities	(10,106)	4,676

Effect of exchange rate changes on cash and cash equivalents	936	(1,924)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,921	(1,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,992	5,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,913	$4,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,336	$3,283
Interest paid	$1,517	$1,444

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

(In thousands, except share and per share data)

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

During the six months ended December 31, 2018, the Company acquired $826 of refrigerated trailers financed through a capital lease.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Companies are required to use a modified retrospective approach on adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings. The Company is in the process of implementing software for facilitating compliance with the new guidance. Topic 842 is effective for the Company on July 1, 2019. The Company is currently evaluating the impact of Topic 842 on its consolidated financial statements and disclosures. As of December 31, 2018, the Company reported $27,646 in future minimum lease obligations and will evaluate those contracts, as well as other existing arrangements, to determine if they qualify for lease accounting under Topic 842.

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

The Company adopted ASC 606 using the modified retrospective method applied to those contracts not completed as of July 1, 2018.  Results for reporting periods beginning after July 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with ASC 605. The Company recorded a cumulative effect adjustment of $335, net of tax, to decrease the opening balance of retained earnings as of July 1, 2018, for the initial application of ASC 606. The transition adjustment includes primarily certain transportation services transactions with customers that required a change in the timing of when revenue is recognized. The corresponding direct costs of revenue, including primarily purchased transportation costs and commissions, have been expensed as incurred. The Company satisfied a significant majority of the performance obligations for contract liabilities recorded upon the adoption and recognized the corresponding revenues and related direct costs of revenue during the six months ended December 31, 2018.

As stated, the comparative prior period information for the three and six months ended December 31, 2017 has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies as described in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K filed on September 13, 2018.

The details of the significant changes and quantitative impact on the financial statement line items in the consolidated balance sheet as of July 1, 2018 for the adoption of ASC 606 were as follows:

(In thousands)	Balance as of June 30, 2018	Transition Adjustments	Balance as of July 1, 2018
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net of allowance for doubtful accounts	$137,578	$(32,689)	$104,889
Contract assets	—	34,014	34,014

Liabilities
Accounts payable	90,153	(3,995)	86,158
Operating partner commissions payable	14,322	(959)	13,363
Contract liabilities	—	6,716	6,716
Deferred income taxes	8,665	(102)	8,563

Equity
Retained earnings	$15,539	$(335)	$15,204

The tables below summarize the impacts of the application of ASC 606 as compared with ASC 605, the guidance that was in effect before the change on the condensed consolidated statements of comprehensive income for the three and six months ended December 31, 2018, respectively and condensed consolidated balance sheet as of December 31, 2018:

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
(In thousands, except per share data)	As Reported	Adjustments for ASC 606	Balance, ASC 605	As Reported	Adjustments for ASC 606	Balance, ASC 605
Condensed Consolidated Statement of Operations
Revenues	$260,938	$(553)	$260,385	$479,821	$(3,705)	$476,116

Operating expenses:
Cost of transportation and other services	196,977	(228)	196,749	360,992	(3,145)	357,847
Operating partner commissions	28,355	(250)	28,105	53,183	(406)	52,777
Personnel costs	15,906	—	15,906	30,451	—	30,451
Selling, general and administrative expenses	7,522	—	7,522	14,646	—	14,646
Depreciation and amortization	3,815	—	3,815	7,448	—	7,448
Transition and lease termination costs	(11)	—	(11)	(11)	—	(11)
Change in fair value of contingent consideration	(476)	—	(476)	(571)	—	(571)
Total operating expenses	252,088	(478)	251,610	466,138	(3,551)	462,587

Income from operations	8,850	(75)	8,775	13,683	(154)	13,529

Total other expense	(642)	—	(642)	(1,235)	—	(1,235)

Income before income taxes	8,208	(75)	8,133	12,448	(154)	12,294
Income tax expense	(1,874)	17	(1,857)	(2,851)	36	(2,815)

Net income	6,334	(58)	6,276	9,597	(118)	9,479
Less: net income attributable to noncontrolling interest	(464)	—	(464)	(644)	—	(644)

Net income attributable to Radiant Logistics, Inc.	5,870	(58)	5,812	8,953	(118)	8,835
Less: preferred stock dividends	(445)	—	(445)	(956)	—	(956)
Less: issuance costs for preferred stock redemption	(1,659)	—	(1,659)	(1,659)	—	(1,659)

Net income allocable to common stockholders	$3,766	$(58)	$3,708	$6,338	$(118)	$6,220

Income per share allocable to common stockholders:
Basic	$0.08	$—	$0.08	$0.13	$—	$0.13
Diluted	$0.07	$—	$0.07	$0.12	$—	$0.12

	December 31, 2018
(In thousands)	As Reported	Adjustments for ASC 606	Balance, ASC 605
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net of allowance	$107,457	$20,554	$128,011
Contract assets	24,259	(24,259)	—

Liabilities
Accounts payable	88,240	(3,145)	85,095
Operating partner commissions payable	14,395	(406)	13,989
Deferred income taxes	7,921	(36)	7,885

Equity
Retained earnings	$19,490	$(118)	$19,372

The adoption of ASC 606 did not have a material impact on the condensed consolidated statement of cash flows for the six months ended December 31, 2018.

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

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers, as well as amounts owed by strategic operating partners. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records an allowance for doubtful accounts to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The allowance for doubtful accounts is determined from the analysis of the aging of the account receivables, historical experience and knowledge of specific customers.

The Company derives a substantial portion of its revenue through independently-owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up for any deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve accounts. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amounts and generally would reserve for them.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2018, management believes there are no indications of impairment.

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

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2018. Intangibles consist of customer related intangibles, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and six months ended December 31, 2018, respectively, are as follows:

	Three Months Ended December 31, 2018
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$228,630	$23,921	$(97)	$252,454
Value added services (1)	3,129	5,355	—	8,484
Total	$231,759	$29,276	$(97)	$260,938

Timing of Revenue Recognition:
Services transferred over time	$231,037	$29,276	$(97)	$260,216
Services transferred at a point in time	722	—	—	722
Total	$231,759	$29,276	$(97)	$260,938

	Six Months Ended December 31, 2018
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$416,879	$46,857	$(145)	$463,591
Value added services (1)	6,098	10,132	—	16,230
Total	$422,977	$56,989	$(145)	$479,821

Timing of Revenue Recognition:
Services transferred over time	$421,573	$56,989	$(145)	$478,417
Services transferred at a point in time	1,404	—	—	1,404
Total	$422,977	$56,989	$(145)	$479,821

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

j)Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $230 and $452 for the three and six months ended December 31, 2018, respectively, and $230 and $425 for the three and six months ended December 31, 2017, respectively.

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

m)	Basic and Diluted Income per Share Allocable to Common Stockholders

Basic income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares, such as restricted stock awards and stock options, had been issued and were considered dilutive. Net income allocable to common stockholders is after consideration for preferred stock dividends, whether or not declared, and preferred stock redemption.

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

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

(In thousands, except share data)	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income attributable to Radiant Logistics, Inc.	$5,870	$3,841	$8,953	$4,669
Less: preferred stock dividends	(445)	(511)	(956)	(1,023)
Less: issuance costs for preferred stock redemption	(1,659)	—	(1,659)	—
Net income allocable to common stockholders	$3,766	$3,330	$6,338	$3,646

Denominator:
Weighted average common shares outstanding, basic	49,461,982	49,174,789	49,449,956	49,130,167
Dilutive effect of share-based awards	1,602,181	1,536,364	1,434,843	1,546,886

Weighted average common shares outstanding, diluted	51,064,163	50,711,153	50,884,799	50,677,053

Potentially dilutive common shares excluded	363,856	1,101,454	707,672	1,102,093

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

NOTE 6 – TECHNOLOGY AND EQUIPMENT

(In thousands)		December 31,	June 30,
	Useful Life	2018	2018
Computer software	3 - 5 years	$17,208	$15,842
Trailers and related equipment	3 - 15 years	7,261	6,362
Office and warehouse equipment	3 - 15 years	3,393	3,205
Leasehold improvements	(1)	3,355	3,155
Computer equipment	3 - 15 years	2,377	2,210
Furniture and fixtures	3 - 15 years	961	919

		34,555	31,693
Less: accumulated depreciation and amortization		(15,708)	(13,127)

		$18,847	$18,566

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to technology and equipment were $1,314 and $2,476 for the three and six months ended December 31, 2018, respectively, and $1,124 and $2,205 for the three and six months ended December 31, 2017, respectively. Computer software includes approximately $248 and $1,168 of software currently in development as of December 31, 2018 and June 30, 2018, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2018 and June 30, 2018, respectively:

(In thousands)	December 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.5 years	$96,777	$(47,570)	$49,207
Trade names and trademarks	11.1 years	14,977	(3,744)	11,233
Covenants not to compete	2.3 years	875	(761)	114

		$112,629	$(52,075)	$60,554

(In thousands)	June 30, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	6.1 years	$96,515	$(43,140)	$53,375
Trade names and trademarks	11.6 years	14,977	(3,236)	11,741
Covenants not to compete	1.7 years	875	(727)	148

		$112,367	$(47,103)	$65,264

Amortization expense amounted to $2,501 and $4,972 for the three and six months ended December 31, 2018, respectively, and $2,443 and $4,937 for the three and six months ended December 31, 2017, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2019 (remaining)	$5,036
2020	9,729
2021	9,395
2022	8,841
2023	8,363

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	December 31,	June 30,
	2018	2018
Senior Credit Facility	$35,903	$21,537
Senior Secured Loans	21,451	23,965
Other debt	3,048	2,286
Unamortized debt issuance costs	(737)	(865)

Total notes payable	59,665	46,923
Less: current portion	(3,817)	(3,726)

Total notes payable, net of current portion	$55,848	$43,197

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019 (remaining)	$1,911
2020	3,942
2021	4,202
2022	40,383
2023	4,776
Thereafter	5,188

$60,402

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2018, the Company was in compliance with all of its covenants.

During the six months ended December 31, 2018, the Company drew net proceeds of $14,439 from the Senior Credit Facility largely to fund the redemption of Series A Preferred Stock. As of December 31, 2018, based on available collateral and outstanding letter of credit commitments, there was $36,095 available for borrowing under the Senior Credit Facility.

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

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of December 31, 2018, the Company was in compliance with all of its covenants.

Capital Lease Facility

In April 2018, the Company, through its wholly-owned subsidiary, Clipper Exxpress Company, entered into a lease financing agreement with Bank of America Leasing & Capital, LLC, for the lease of up to 100 refrigerated trailers with the aggregate acquisition cost not to exceed $5,000 through December 31, 2018. On October 30, 2018, the Company completed acquiring trailer equipment under the agreement and had financed 57 trailers costing $3,112. The term of the lease shall be 84 months from October 30, 2018, and as lessee, the Company will be obligated to purchase the trailers at the end of the lease for a nominal amount. Capital lease obligations are included in other debt.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share.

Series A Preferred Stock

At June 30, 2018, the Company had 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”), outstanding with a liquidation preference of $25.00 per share that were issued on December 20, 2013.  Net proceeds received from the Series A Preferred Shares issuance totaled approximately $19.3 million. Dividends on the Series A Preferred Shares were cumulative from the date of original issue and were payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. Commencing on December 20, 2018, the Series A Preferred Shares were redeemable at the Company’s option, in whole or in part, at a cash redemption price of $25.00 per share plus accrued and unpaid dividends (whether declared).

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. Dividends paid to prior holders of Series A Preferred shares for the six months ended December 31, 2018, was $1.5536 per share, totaling $1,303.

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

RLP recorded $773 and $1,073 in profits, of which RCP’s distributable share was $464 and $644, for the three and six months ended December 31, 2018, respectively. RLP recorded $93 and $195 in profits, of which RCP’s distributable share was $56 and $117 for the three and six months ended December 31, 2017, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of December 31, 2018
	Level 3	Total
Contingent consideration	$1,214	$1,214

	Fair Value Measurements as of June 30, 2018
	Level 3	Total
Contingent consideration	$2,575	$2,575

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2018	$2,575
Contingent consideration paid	(790)
Change in fair value	(571)

Balance as of December 31, 2018	$1,214

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The Company recorded decreases to contingent consideration of $476 and $571 for the three and six months ended December 31, 2018, respectively, and increase of $190 and decrease of $110 for the three and six months ended December 31, 2017, respectively. The change in the current period is principally attributable to a net decrease in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $9,094 through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earn-out payments of $530.

Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility, notes payable and other long-term liabilities would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

NOTE 12 – INCOME TAXES

For the three and six months ended December 31, 2018 and 2017, respectively, the Company’s income tax expense is composed of the following:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Current income tax expense	$2,231	$937	$3,461	$2,074
Deferred income tax benefit	(357)	(2,777)	(610)	(3,288)

Income tax expense (benefit)	$1,874	$(1,840)	$2,851	$(1,214)

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains significant changes to the U.S. federal income tax laws, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Additionally, the Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates a new tax on certain foreign-sourced earnings. Due to the Company's accumulated negative foreign earnings and profits the amount of the transition tax was nil.

The Company’s effective tax rates for the three and six months ended December 31, 2018 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The Company’s effective tax rates for the three and six months ended December 31, 2017 were lower than the U.S federal statutory rate primarily due to the provisional deferred income tax benefit resulting from the remeasurement of federal deferred tax liabilities, offset by state income taxes. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $2,121 due to expire primarily through 2027 fiscal year and a foreign net operating loss carryover of approximately $1,647 due to expire through the 2038 fiscal year.

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

The Company’s Canadian Subsidiary, Wheels International, Inc., is currently under examination by the Canada Revenue Agency for the year 2015. The amount of potential exposure, if any, is unknown and there is no reason to believe the Company should record a reserve

NOTE 13 – SHARE-BASED COMPENSATION

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to stock awards of $259 and $365 for the three and six months ended December 31, 2018, respectively, and $159 and $240 for the three and six months ended December 31, 2017, respectively. As of December 31, 2018, there was $1,786 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 2.18 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Fair Value
Unvested balance as of June 30, 2018	490,829	$3.88
Granted	242,955	4.47
Forfeited	(31,574)	3.97

Unvested balance as of December 31, 2018	702,210	$4.08

Stock Options

Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $205 and $430 for the three and six months ended December 31, 2018, respectively, and $221 and $490 and for the three and six months ended December 31, 2017, respectively. The aggregate intrinsic value of options exercised was $125 and $335 for the three and six months ended December 31, 2018, respectively, and $432 and $437 for the three and six months ended December 31, 2017, respectively. As of December 31, 2018, there was $1,037 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.63 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2018	2,795,588	$3.22	5.60	$2,815
Exercised	(154,129)	2.80	—	335
Forfeited	(25,892)	6.08	—	—

Outstanding as of December 31, 2018	2,615,567	$3.22	5.07	$3,268

Exercisable as of December 31, 2018	1,939,967	$2.89	4.55	$2,952

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

Radiant Global Logistics, Inc. v. Border Express Services, Ltd., Kenneth Drummond and Maureen Drummond

In June 2018, the Company secured a Judgment of Confession against its former British Columbia strategic operating partner Border Express Services, Ltd., for approximately $1,400 for amounts owed under the parties’ Transportation Services Agreement (the “Agreement”) for unpaid freight shipments. The Company has filed further lawsuits to enforce its judgement for collection and to assert rights under a personal guaranty against the judgment debtors. The unpaid amounts represented by the Judgment of Confession are included in accounts receivable in the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, net of an allowance for doubtful accounts of approximately $700. The Company has filed further lawsuits to enforce its judgement for collection and to assert rights under a personal guaranty provision contained in the Agreement against Kenneth Drummond and against Maureen Drummond, individually.

Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through October 2025. Rent expense is recognized straight-line over the term of the lease.

Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019 (remaining)	$4,378
2020	8,737
2021	7,392
2022	4,854
2023	1,308
Thereafter	977

Total minimum lease payments	$27,646

Rent expense amounted to $2,437 and $4,662 for the three and six months ended December 31, 2018, respectively, and $2,226 and $4,368 for the three and six months ended December 31, 2017, respectively.

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

The transition and lease termination liability consist of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Total
Balance as of June 30, 2018	$971	$414	$1,385
Transition and lease termination costs	(11)	—	(11)
Payments and other	(366)	(126)	(492)

Balance as of December 31, 2018	$594	$288	$882

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

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2019 (remaining)	2020	2021	2022	Total
Earn-out payments:
Cash	$88	$426	$496	$39	$1,049
Equity (1)	228	55	165	13	461

Total estimated earn-out payments	$316	$481	$661	$52	$1,510

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Three Months Ended December 31, 2018 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$231,759	$29,276	$(97)	$260,938
Net revenues (1)	55,491	8,470	—	63,961
Income (loss) from operations	9,067	3,421	(3,638)	8,850
Other income (expense)	50	168	(860)	(642)
Income (loss) before income taxes	9,117	3,589	(4,498)	8,208
Depreciation and amortization	910	400	2,505	3,815
Technology and equipment, net	15,394	3,453	—	18,847
Transition and lease termination costs	(11)	—	—	(11)
Transition and lease termination liability	222	660	—	882
Goodwill	43,991	21,398	—	65,389

Three Months Ended December 31, 2017 (In thousands)
Revenues	$179,502	$27,635	$(423)	$206,714
Net revenues (1)	40,806	6,558	—	47,364
Income (loss) from operations	6,312	637	(4,131)	2,818
Other income (expense)	80	(39)	(802)	(761)
Income (loss) before income taxes	6,392	598	(4,933)	2,057
Depreciation and amortization	414	452	2,701	3,567
Technology and equipment, net	12,496	3,453	182	16,131
Transition and lease termination liability	446	1,256	—	1,702
Goodwill	43,991	21,398	—	65,389

Six Months Ended December 31, 2018 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$422,977	$56,989	$(145)	$479,821
Net revenues (1)	102,633	16,196	—	118,829
Income (loss) from operations	16,883	4,620	(7,820)	13,683
Other income (expense)	261	141	(1,637)	(1,235)
Income (loss) before income taxes	17,144	4,761	(9,457)	12,448
Depreciation and amortization	1,680	787	4,981	7,448
Technology and equipment, net	15,394	3,453	—	18,847
Transition and lease termination costs	(11)	—	—	(11)
Transition and lease termination liability	222	660	—	882
Goodwill	43,991	21,398	—	65,389

Six Months Ended December 31, 2017 (In thousands)
Revenues	$354,397	$51,200	$(906)	$404,691
Net revenues (1)	81,390	11,577	—	92,967
Income (loss) from operations	13,166	(179)	(7,936)	5,051
Other income (expense)	233	(146)	(1,566)	(1,479)
Income (loss) before income taxes	13,399	(325)	(9,502)	3,572
Depreciation and amortization	1,063	742	5,337	7,142
Technology and equipment, net	12,496	3,453	182	16,131
Transition and lease termination costs	107	—	—	107
Transition and lease termination liability	446	1,256	—	1,702
Goodwill	43,991	21,398	—	65,389

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

Our operating results are subject to seasonal trends and other fluctuations when measured on a quarterly basis. The impact of seasonality and such other fluctuations on our business will depend on numerous factors, including the markets in which we operate, holiday and agricultural seasons, consumer demand, timing of certain project-based work and overall economic and trade conditions. Furthermore, since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for goods and/or manufacturing production delays, among others, could unexpectedly affect the timing of our revenue. As we increase the scale of our operations, seasonal trends and other fluctuations in one area of our business may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus we can give no assurance any operating results patterns will continue in future periods.

Results of Operations

Three months ended December 31, 2018 and 2017 (unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$228,630	$23,921	$(97)	$252,454	$177,307	$23,593	$(423)	$200,477
Value added services	3,129	5,355	—	8,484	2,195	4,042	—	6,237
	231,759	29,276	(97)	260,938	179,502	27,635	(423)	206,714
Cost of transportation and other services
Transportation	174,257	18,819	(97)	192,979	137,103	19,485	(423)	156,165
Value added services	2,011	1,987	—	3,998	1,593	1,592	—	3,185
	176,268	20,806	(97)	196,977	138,696	21,077	(423)	159,350
Net revenues (1)
Transportation	54,373	5,102	—	59,475	40,204	4,108	—	44,312
Value added services	1,118	3,368	—	4,486	602	2,450	—	3,052
	$55,491	$8,470	$—	$63,961	$40,806	$6,558	$—	$47,364
Net Margins
Transportation	23.8%	21.3%	N/A	23.6%	22.7%	17.4%	N/A	22.1%
Value added services	35.7%	62.9%	N/A	52.9%	27.4%	60.6%	N/A	48.9%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $252.5 million and $200.5 million for the three months ended December 31, 2018 and 2017, respectively. The increase of $52.0 million, or 25.9%, is primarily attributable to increased revenues in operating partner revenues. Net transportation revenue was $59.5 million and $44.3 million for three months ended December 31, 2018 and 2017, respectively. Net transportation margins increased from 22.1% to 23.6%, primarily due to shifts in product mix.

Value added services revenue was $8.5 million and $6.2 million, for the three months ended December 31, 2018 and 2017, respectively. The increase of $2.2 million, or 36.0% is primarily attributable to an increase in materials management and distribution services. Net value added services revenue was $4.5 million for the three months ended December 31, 2018, compared to $3.1 million for the comparable prior year period. Net value added services revenue margins increased from 48.9% to 52.9%.

Effective July 1, 2018, we adopted ASC 606 using the modified retrospective method and began recognizing revenue from certain contracts with customers over time as services are rendered. Periods prior to July 1, 2018, including the three months ended December 31, 2017, are presented under previous revenue recognition guidance and have not been restated to conform to ASC 606. The adoption of ASC 606 accounted for some of the increases in net revenues for the three months ended December 31, 2018 compared to the same prior year period. Additionally, the Company made some reclassifications in the period ending December 31, 2017 to conform to the quarter ending December 31, 2018 reporting for comparability purposes.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the three months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$55,491	$8,470	$—	$63,961	$40,806	$6,558	$—	$47,364

Operating expenses:
Operating partner commissions	28,355	—	—	28,355	19,528	—	—	19,528
Personnel costs	11,310	3,650	946	15,906	10,637	3,514	758	14,909
Selling, general and administrative expenses	5,860	999	663	7,522	3,915	1,955	482	6,352
Depreciation and amortization	910	400	2,505	3,815	414	452	2,701	3,567
Transition and lease termination costs	(11)	—	—	(11)	—	—	—	—
Change in fair value of contingent consideration	—	—	(476)	(476)	—	—	190	190

Total operating expenses	46,424	5,049	3,638	55,111	34,494	5,921	4,131	44,546

Income (loss) from operations	9,067	3,421	(3,638)	8,850	6,312	637	(4,131)	2,818
Other income (expense)	50	168	(860)	(642)	80	(39)	(802)	(761)

Income (loss) before income taxes	9,117	3,589	(4,498)	8,208	6,392	598	(4,933)	2,057
Income tax benefit (expense)	—	—	(1,874)	(1,874)	—	—	1,840	1,840

Net income (loss)	9,117	3,589	(6,372)	6,334	6,392	598	(3,093)	3,897
Less: net income attributable to non-controlling interest	(464)	—	—	(464)	(56)	—	—	(56)

Net income (loss) attributable to Radiant Logistics, Inc.	8,653	3,589	(6,372)	5,870	6,336	598	(3,093)	3,841
Less: preferred stock dividends	—	—	(445)	(445)	—	—	(511)	(511)
Less: issuance costs for preferred stock redemption	—	—	(1,659)	(1,659)	—	—	—	—

Net income (loss) attributable to common stockholders	$8,653	$3,589	$(8,476)	$3,766	$6,336	$598	$(3,604)	$3,330

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.1%	0.0%	N/A	44.3%	47.9%	0.0%	N/A	41.2%
Personnel costs	20.4%	43.1%	N/A	24.9%	26.1%	53.6%	N/A	31.5%
Selling, general and administrative expenses	10.6%	11.8%	N/A	11.8%	9.6%	29.8%	N/A	13.4%
Depreciation and amortization	1.6%	4.7%	N/A	6.0%	1.0%	6.9%	N/A	7.5%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $8.9 million, or 45.2%, to $28.4 million for the three months ended December 31, 2018. The increase is primarily due to increased revenues from operating partners. As a percentage of net revenues, operating partner commissions increased 310 basis points to 44.3% from 41.2% for the three months ended December 31, 2018 and 2017, respectively.

Personnel costs increased $1.0 million, or 6.7%, to $15.9 million for the three months ended December 31, 2018. The increase is primarily due to increased headcount associated with a new company owned location, expanded services and an increase in back office support due to strong revenue growth. As a percentage of net revenues, personnel costs decreased 661 basis points to 24.9% from 31.5% for the three months ended December 31, 2018 and 2017, respectively.

Selling, general and administrative (“SG&A”) expenses increased $1.2 million, or 18.4%, to $7.5 million for the three months ended December 31, 2018. The increase is primarily attributable to increased facilities costs, increased technology spending, and an increase in legal and bad debt expense for the quarter. As a percentage of net revenues, SG&A decreased 165 basis points to 11.8% from 13.4% for the three months ended December 31, 2018 and 2017, respectively.

Depreciation and amortization costs were $3.8 million and $3.6 million for the three months ended December 31, 2018 and December 31, 2017, respectively. As a percentage of net revenues, depreciation and amortization decreased 157 basis points to 6.0% from 7.5% for the three months ended December 31, 2018 and 2017, respectively.

The transition and lease termination cost was negative $11 for an adjustment to the lease termination liability for the three months ended December 31, 2018.

Change in fair value of contingent consideration was a gain of $0.5 million for the three months ended December 31, 2018, compared to a loss of $0.2 million for the comparable prior year period. The change is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods. As a percentage of net revenues, change in fair value of contingent consideration improved by 115 basis points to a 0.7% improvement from a 0.4% reduction in fair value for the three months ended December 31, 2018 and 2017, respectively.

Other expenses decreased $0.1 million, or 15.6%, to $0.6 million for the three months ended December 31, 2018. The decrease is primarily due to the foreign exchange rate gain in the current period.

Our change in net income is driven principally by increased net revenues partially offset by increased operating expenses, decreased other expenses and increased income tax expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2018 and 2017 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure in accordance with SEC Regulation S-K Item 10 (in thousands):

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$8,653	$3,589	$(8,476)	$3,766	$6,336	$598	$(3,604)	$3,330
Plus: preferred stock dividends	—	—	445	445	—	—	511	511
Plus: issuance costs for preferred stock redemption	—	—	1,659	1,659	—	—	—	—
Net income (loss) attributable to Radiant Logistics, Inc.	8,653	3,589	(6,372)	5,870	6,336	598	(3,093)	3,841

Income tax expense (benefit)	—	—	1,874	1,874	—	—	(1,840)	(1,840)
Depreciation and amortization	910	400	2,505	3,815	414	452	2,701	3,567
Net interest expense	—	—	860	860	—	—	802	802

EBITDA	9,563	3,989	(1,133)	12,419	6,750	1,050	(1,430)	6,370

Share-based compensation	266	41	157	464	221	35	124	380
Change in fair value of contingent consideration	—	—	(476)	(476)	—	—	190	190
Acquisition related costs	—	—	14	14	—	—	20	20
Litigation costs	—	—	248	248	—	—	54	54
Transition and lease termination costs	(11)	—	—	(11)	—	—	—	—
MM&D Start-up costs	—	—	—	—	—	63	—	63
Foreign exchange loss (gain)	9	(168)	—	(159)	16	39	—	55

Adjusted EBITDA	$9,827	$3,862	$(1,190)	$12,499	$6,987	$1,187	$(1,042)	$7,132
Adjusted EBITDA as a % of net revenues (1)	17.7%	45.6%		19.5%	17.1%	18.1%		15.1%

(1)Net revenues are revenues net of cost of transportation and other services.

Six months ended December 31, 2018 and 2017 (unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the six months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31, 2018				Six Months Ended December 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$416,879	$46,857	$(145)	$463,591	$349,886	$44,186	$(906)	$393,166
Value added services	6,098	10,132	—	16,230	4,511	7,014	—	11,525
	422,977	56,989	(145)	479,821	354,397	51,200	(906)	404,691
Cost of transportation and other services
Transportation	316,107	36,734	(145)	352,696	269,710	36,657	(906)	305,461
Value added services	4,237	4,059	—	8,296	3,297	2,966	—	6,263
	320,344	40,793	(145)	360,992	273,007	39,623	(906)	311,724
Net revenues (1)
Transportation	100,772	10,123	—	110,895	80,176	7,529	—	87,705
Value added services	1,861	6,073	—	7,934	1,214	4,048	—	5,262
	$102,633	$16,196	$—	$118,829	$81,390	$11,577	$—	$92,967
Net Margins
Transportation	24.2%	21.6%	N/A	23.9%	22.9%	17.0%	N/A	22.3%
Value added services	30.5%	59.9%	N/A	48.9%	26.9%	57.7%	N/A	45.7%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $463.6 million and $393.2 million for the six months ended December 31, 2018 and 2017, respectively. The increase of $70.4 million, or 17.9%, is primarily attributable to increased revenues in operating partner revenues. Net transportation revenue was $110.9 million and $87.7 million for six months ended December 31, 2018 and 2017, respectively. Net transportation margins increased from 22.3% to 23.9%, primarily due to shifts in product mix.

Value added services revenue was $16.2 million and $11.5 million for the six months ended December 31, 2018 and 2017, respectively. The increase of $4.7 million, or 40.8%, is primarily attributable to an increased customer base. Net value added services revenue was $7.9 million for the six months ended December 31, 2018, compared to $5.3 million for the comparable prior year period. Net value added services revenue margins increased from 45.7% to 48.9%.

Effective July 1, 2018, we adopted ASC 606 using the modified retrospective method and began recognizing revenue from certain contracts with customers over time as services are rendered. Periods prior to July 1, 2018, including the six months ended December 31, 2017, are presented under previous revenue recognition guidance and have not been restated to conform to ASC 606. The adoption of ASC 606 accounted for some of the increases in net revenues for the six months ended December 31, 2018 compared to the same prior year period. Additionally, the Company made some reclassifications in the period ending December 31, 2017 to conform to the six months ending December 31, 2018 reporting for comparability purposes.

The following table compares condensed consolidated statements of operations data by operating segment for the six months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31, 2018				Six Months Ended December 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$102,633	$16,196	$—	$118,829	$81,390	$11,577	$—	$92,967

Operating expenses:
Operating partner commissions	53,183	—	—	53,183	39,220	—	—	39,220
Personnel costs	21,392	7,206	1,853	30,451	20,461	6,988	1,453	28,902
Selling, general and administrative expenses	9,506	3,583	1,557	14,646	7,373	4,026	1,256	12,655
Depreciation and amortization	1,680	787	4,981	7,448	1,063	742	5,337	7,142
Transition and lease termination costs	(11)	—	—	(11)	107	—	—	107
Change in fair value of contingent consideration	—	—	(571)	(571)	—	—	(110)	(110)

Total operating expenses	85,750	11,576	7,820	105,146	68,224	11,756	7,936	87,916

Income (loss) from operations	16,883	4,620	(7,820)	13,683	13,166	(179)	(7,936)	5,051
Other income (expense)	261	141	(1,637)	(1,235)	233	(146)	(1,566)	(1,479)

Income (loss) before income taxes	17,144	4,761	(9,457)	12,448	13,399	(325)	(9,502)	3,572
Income tax benefit (expense)	—	—	(2,851)	(2,851)	—	—	1,214	1,214

Net income (loss)	17,144	4,761	(12,308)	9,597	13,399	(325)	(8,288)	4,786
Less: net income attributable to non- controlling interest	(644)	—	—	(644)	(117)	—	—	(117)

Net income (loss) attributable to Radiant Logistics, Inc.	16,500	4,761	(12,308)	8,953	13,282	(325)	(8,288)	4,669
Less: preferred stock dividends	—	—	(956)	(956)	—	—	(1,023)	(1,023)
Less: issuance costs for preferred stock redemption	—	—	(1,659)	(1,659)	—	—	—	—

Net income (loss) attributable to common stockholders	$16,500	$4,761	$(14,923)	$6,338	$13,282	$(325)	$(9,311)	$3,646

	Six Months Ended December 31, 2018				Six Months Ended December 31, 2017
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.8%	0.0%	N/A	44.8%	48.2%	0.0%	N/A	42.2%
Personnel costs	20.8%	44.5%	N/A	25.6%	25.1%	60.4%	N/A	31.1%
Selling, general and administrative expenses	9.3%	22.1%	N/A	12.3%	9.1%	34.8%	N/A	13.6%
Depreciation and amortization	1.6%	4.9%	N/A	6.3%	1.3%	6.4%	N/A	7.7%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $14.0 million, or 35.6%, to $53.2 million for the six months ended December 31, 2018. The increase is primarily due to increased revenues from operating partners. As a percentage of net revenues, operating partner commissions increased 257 basis points to 44.8% from 42.2% for the six months ended December 31, 2018 and 2017, respectively.

Personnel costs increased $1.6 million, or 5.4%, to $30.5 million for the six months ended December 31, 2018. The increase is primarily due to increased headcount associated with a new company owned location, expanded services and an increase in back office support due to strong revenue growth. As a percentage of net revenues, personnel costs decreased 546 basis points to 25.6% from 31.1% for the six months ended December 31, 2018 and 2017, respectively.

SG&A expenses increased $2.0 million, or 15.7%, to $14.6 million for the six months ended December 31, 2018. The increase is primarily attributable to increased facilities costs, increased technology spending, and an increase in legal and bad debt expense for the period. As a percentage of net revenues, SG&A decreased 129 basis points to 12.3% from 13.6% for the six months ended December 31, 2018 and 2017, respectively.

Depreciation and amortization costs were $7.4 million and $7.1 million for the six months ended December 31, 2018, and December 31, 2017, respectively. As a percentage of net revenues, depreciation and amortization decreased 141 basis points to 6.3% from 7.7% for the six months ended December 31, 2018 and 2017, respectively.

The transition and lease termination cost was negative $11 for an adjustment to the lease termination liability for the six months ended December 31, 2018. The comparable prior year period amount of $107 represents lease termination associated with facility consolidation of the Company-owned location in New Jersey with the acquisition of DLT.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods. As a percentage of net revenues, change in fair value of contingent consideration improved by 36 basis points to a 0.5% improvement from a 0.1% improvement in fair value for the six months ended December 31, 2018 and 2017, respectively.

Other expenses decreased $0.2 million, or 16.5%, to $1.2 million for the six months ended December 31, 2018. The change is primarily due to the foreign exchange rate gain in the current period.

Our change in net income is driven principally by increased net revenues partially offset by increased operating expenses, decreased other expenses and increased income tax expenses compared to the comparable prior year period.

The following table provides a reconciliation for the six months ended December 31, 2018 and 2017 of adjusted EBITDA to net income, the most directly comparable GAAP measure in accordance with SEC Regulation S-K Item 10 (in thousands):

	Six Months Ended December 31, 2018				Six Months Ended December 31, 2017
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$16,500	$4,761	$(14,923)	$6,338	$13,282	$(325)	$(9,311)	$3,646
Plus: preferred stock dividends	—	—	956	956	—	—	1,023	1,023
Plus: issuance costs for preferred stock redemption	—	—	1,659	1,659	—	—	—	—
Net income (loss) attributable to Radiant Logistics, Inc.	16,500	4,761	(12,308)	8,953	13,282	(325)	(8,288)	4,669

Income tax benefit (expense)	—	—	2,851	2,851	—	—	(1,214)	(1,214)
Depreciation and amortization	1,680	787	4,981	7,448	1,063	742	5,337	7,142
Net interest expense	—	—	1,637	1,637	—	—	1,566	1,566

EBITDA	18,180	5,548	(2,839)	20,889	14,345	417	(2,599)	12,163

Share-based compensation	493	25	277	795	454	53	223	730
Change in fair value of contingent consideration	—	—	(571)	(571)	—	—	(110)	(110)
Acquisition related costs	—	—	18	18	—	—	98	98
Litigation costs	—	—	385	385	—	—	79	79
Lease termination costs	(11)	—	—	(11)	107	—	—	107
MM&D Start-up costs	—	—	—	—	—	410	—	410
Foreign currency losses (gains)	(92)	(101)	—	(193)	(7)	146	—	139

Adjusted EBITDA	$18,570	$5,472	$(2,730)	$21,312	$14,899	$1,026	$(2,309)	$13,616
Adjusted EBITDA as a % of net revenues (1)	18.1%	33.8%	N/A	17.9%	18.3%	8.9%	N/A	14.6%
(1)Net revenues are revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.4 million and $0.1 million for the six months ended December 31, 2018 and 2017, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, accounts payable, income taxes, accrued expenses and contingent consideration.

Net cash used for investing activities was $2.3 million and $4.2 million for the six months ended December 31, 2018 and 2017, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions were $0 million and $0.6 million for the six months ended December 31, 2018 and 2017, respectively. Cash paid for purchases of technology and equipment was $2.3 million and $3.1 million for the six months ended December 31, 2018 and 2017, respectively. Cash paid to acquire intangible assets were $0.3 million and $0.6 million for the six months ended December 31, 2018 and 2017, respectively.

Net cash used for financing activities was $10.1 million for the six months ended December 31, 2018, compared to cash provided of $4.7 million for the six months ended December 31, 2017. Net proceeds from the Senior Credit Facility were $14.4 million and $8.1 million for the six months ended December 31, 2018 and 2017, respectively. Payment for the redemption of preferred stock was $21.0 million for the six months ended December 31, 2018. The redemption was funded by a combination of cash on hand and the Senior Credit Facility.  The benefit of future reductions in payments of preferred stock dividends will be offset, by some extent, by the increase in debt service payments under the Senior Credit Facility. Repayments of notes payable were $1.8 million and $1.7 million for the six months ended December 31, 2018 and 2017, respectively. Payments of preferred stock dividends were $1.3 million and $1.0 million for the six months ended December 31, 2018 and 2017, respectively. Payments of contingent consideration were $0.2 million and $0.4 million for the six months ended December 31, 2018 and 2017, respectively. Distributions to non-controlling interest were $0.2 million and $0.1 million for the six months ended December 31, 2018 and 2017, respectively. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for the six months ended December 31, 2018 and 2017.

Acquisitions

Our agreements with respect to our prior acquisitions contain future consideration provisions that provide for the prior owners of the acquired entities to receive additional consideration if specified operating objectives and financial results are achieved in future periods. For additional information regarding our acquisitions and potential earn-out payments, see Note 4 and Note 10 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2018, and Note 5 and Note 11 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

As of December 31, 2018, we have availability of $72.0 million, net of $35.9 million in advances with approximately $36.1 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Capital Lease Facility

In April 2018, the Company, through its wholly-owned subsidiary, Clipper Exxpress Company, entered into a lease financing agreement with Bank of America Leasing & Capital, LLC, for the lease of up to 100 refrigerated trailers with the aggregate acquisition cost not to exceed $5.0 million through December 31, 2018. On October 30, 2018, the Company completed acquiring trailer equipment under the agreement and had financed 57 trailers costing $3.1 million. The term of the lease shall be 84 months from October 30, 2018 and as lessee, the Company will be obligated to purchase the trailers at the end of the lease for a nominal amount.

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

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2018.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2018, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

The Company has made material changes in its internal controls over financial reporting related to the adoption of ASC 606 Revenue Recognition in the first quarter ended September 30, 2018. During the second quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 21, 2018, the Company completed the redemption of the Series A Preferred Stock for a cash redemption price of $25.00 per share, plus accrued and unpaid dividends. On the redemption date, dividends on the Series A Preferred Stock ceased to accrue and all rights with respect to such stock ceased and terminated, except for the right to receive the redemption payment. The Company paid $21.0 million in cash and charged to retained earnings $1.7 million for the excess of consideration paid over carrying value of preferred stock on redemption. The redemption was funded by a combination of cash on hand and the Company's $75.0 million senior credit facility. Upon redemption, the Series A Preferred Stock was delisted from trading on the NYSE American stock exchange. The following is a summary of the Series A Preferred Stock redeemed during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2018	—	$—	—	—
November 1 - 30, 2018	—	—	—	—
December 1 - 31, 2018	839,200	25.00	839,200	—

Total	839,200	$25.00	839,200	—

ITEM 6. EXHIBITS

Exhibit No.	Exhibit	Method of Filing

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

RADIANT LOGISTICS, INC.

Date: February 11, 2019	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2019	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)