Form 10-Q
period 2019-03-31
RADIANT LOGISTICS, INC
filed 2019-05-09
CIK 1171155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RLGT	NYSE

There were 49,572,896 shares outstanding of the registrant’s common stock, par value $.001 per share, as of May 1, 2019.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31,	June 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,484	$6,992
Accounts receivable, net of allowance of $2,539 and $1,703, respectively	90,728	137,578
Contract assets	20,691	—
Income tax receivable	309	2,105
Prepaid expenses and other current assets	9,569	6,599
Total current assets	126,781	153,274

Technology and equipment, net	19,983	18,566

Goodwill	65,389	65,389
Intangible assets, net	58,035	65,264
Deposits and other assets	1,266	2,945
Total other long-term assets	124,690	133,598
Total assets	$271,454	$305,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,148	$90,153
Operating partner commissions payable	13,286	14,322
Accrued expenses	6,076	5,404
Current portion of notes payable	3,953	3,726
Current portion of contingent consideration	110	960
Transition and lease termination liability	399	1,385
Other current liabilities	607	295
Total current liabilities	102,579	116,245

Notes payable, net of current portion	36,232	43,197
Contingent consideration, net of current portion	290	1,615
Deferred rent liability	923	1,020
Deferred income taxes	7,873	8,665
Other long-term liabilities	701	1,082
Total long-term liabilities	46,019	55,579
Total liabilities	148,598	171,824

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; nil and 839,200 shares issued and outstanding, respectively	—	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,630,506 and 49,511,907 shares issued, and 49,538,708 and 49,420,109 shares outstanding, respectively	31	31
Additional paid-in capital	99,882	117,968
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	22,422	15,539
Accumulated other comprehensive income	401	186
Total Radiant Logistics, Inc. stockholders’ equity	122,483	133,472
Non-controlling interest	373	142
Total equity	122,856	133,614
Total liabilities and equity	$271,454	$305,438

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(In thousands, except share and per share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues	$206,048	$203,921	$685,868	$608,612

Operating expenses:
Cost of transportation and other services	153,302	155,327	514,293	467,050
Operating partner commissions	23,125	22,194	76,309	61,414
Personnel costs	14,806	14,671	45,256	43,573
Selling, general and administrative expenses	6,812	6,596	21,458	19,250
Depreciation and amortization	3,847	3,640	11,295	10,783
Transition and lease termination costs	—	—	(11)	107
Change in fair value of contingent consideration	(611)	35	(1,182)	(75)
Total operating expenses	201,281	202,463	667,418	602,102

Income from operations	4,767	1,458	18,450	6,510

Other income (expense):
Interest income	13	10	37	26
Interest expense	(684)	(755)	(2,345)	(2,338)
Foreign currency transaction gains (losses)	(24)	7	169	(132)
Other	49	103	258	329
Total other expense	(646)	(635)	(1,881)	(2,115)

Income before income taxes	4,121	823	16,569	4,395

Income tax benefit (expense)	(942)	(123)	(3,793)	1,091

Net income	3,179	700	12,776	5,486
Less: net income attributable to non-controlling interest	(247)	(22)	(891)	(139)

Net income attributable to Radiant Logistics, Inc.	2,932	678	11,885	5,347
Less: preferred stock dividends	—	(511)	(956)	(1,534)
Less: issuance costs for preferred stock redemption	—	—	(1,659)	—

Net income attributable to common stockholders	$2,932	$167	$9,270	$3,813

Other comprehensive income:
Foreign currency translation gain (loss)	(278)	446	215	(149)
Comprehensive income	$2,901	$1,146	$12,991	$5,337

Income per share attributable to common stockholders:
Basic	$0.06	$—	$0.19	$0.08
Diluted	$0.06	$—	$0.18	$0.08

Weighted average common shares outstanding:
Basic	49,515,717	49,334,300	49,471,556	49,197,218
Diluted	51,169,321	50,630,307	50,979,319	50,660,478

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	331	—	—	—	331	—	331
Issuance of common stock upon exercise of stock options	—	—	32,979	—	(63)	—	—	—	(63)	—	(63)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	—	3,083	—	3,083	180	3,263
Other comprehensive loss	—	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance as of September 30, 2018	839,200	1	49,453,088	31	118,236	(253)	16,071	(119)	133,967	232	134,199

Share-based compensation	—	—	—	—	464	—	—	—	464	—	464
Issuance of common stock upon exercise of stock options	—	—	16,488	—	(34)	—	—	—	(34)	—	(34)
Preferred dividends paid	—	—	—	—	—	—	(792)	—	(792)	—	(792)
Redemption of preferred stock	(839,200)	(1)	—	—	(19,320)	—	(1,659)	—	(20,980)	—	(20,980)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(150)	(150)
Net income	—	—	—	—	—	—	5,870	—	5,870	464	6,334
Other comprehensive income	—	—	—	—	—	—	—	798	798	—	798
Balance as of December 31, 2018	—	—	49,469,576	31	99,346	(253)	19,490	679	119,293	546	119,839

Share-based compensation	—	—	—	—	409	—	—	—	409	—	409
Issuance of common stock upon exercise of stock options	—	—	32,326	—	(76)	—	—	—	(76)	—	(76)
Issuance of common stock to former shareholders of acquired businesses	—	—	36,806	—	203	—	—	—	203	—	203
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(420)	(420)
Net income	—	—	—	—	—	—	2,932	—	2,932	247	3,179
Other comprehensive loss	—	—	—	—	—	—	—	(278)	(278)	—	(278)
Balance as of March 31, 2019	—	$—	49,538,708	$31	$99,882	$(253)	$22,422	$401	$122,483	$373	$122,856

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	$7,397	$65	$123,412	$53	$123,465
Issuance of common stock to former shareholders of acquired businesses	—	—	10,019	—	50	—	—	—	50	—	50
Share-based compensation	—	—	—	—	350	—	—	—	350	—	350
Issuance of common stock upon exercise of stock options	—	—	534	—	(2)	—	—	—	(2)	—	(2)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Net income	—	—	—	—	—	—	827	—	827	61	888
Other comprehensive loss	—	—	—	—	—	—	—	(805)	(805)	—	(805)
Balance as of September 30, 2017	839,200	1	49,095,970	30	116,570	(253)	7,713	(740)	123,321	114	123,435

Issuance of common stock to former shareholders of acquired businesses	—	—	123,063	1	622	—	—	—	623	—	623
Share-based compensation	—	—	—	—	380	—	—	—	380	—	380
Issuance of common stock upon exercise of stock options	—	—	64,354	—	(127)	—	—	—	(127)	—	(127)
Preferred dividends paid	—	—	—	—	—	—	(512)	—	(512)	—	(512)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(84)	(84)
Net income	—	—	—	—	—	—	3,842	—	3,842	56	3,898
Other comprehensive income	—	—	—	—	—	—	—	210	210	—	210
Balance as of December 31, 2017	839,200	1	49,283,387	31	117,445	(253)	11,043	(530)	127,737	86	127,823

Share-based compensation	—	—	—	—	386	—	—	—	386	—	386
Issuance of common stock upon exercise of stock options	—	—	75,896	—	(175)	—	—	—	(175)	—	(175)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Net income	—	—	—	—	—	—	678	—	678	22	700
Other comprehensive income	—	—	—	—	—	—	—	446	446	—	446
Balance as of March 31, 2018	839,200	$1	49,359,283	$31	$117,656	$(253)	$11,210	$(84)	$128,561	$108	$128,669

The accompanying notes form an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands, except share and per share data)	Nine Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$12,776	$5,486
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation	1,204	1,116
amortization of intangible assets	7,491	7,427
depreciation and amortization of technology and equipment	3,804	3,356
deferred income tax benefit	(658)	(3,478)
amortization of debt issuance costs	171	184
change in fair value of contingent consideration	(1,182)	(75)
transition and lease termination costs	(11)	107
gain on disposal of technology and equipment	(46)	(23)
change in (recovery of) allowance for doubtful accounts	835	(315)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	13,058	(2,405)
contract assets	13,323	—
income tax receivable	1,795	(1,388)
prepaid expenses, deposits and other assets	(3,031)	1,413
accounts payable	(8,261)	(5,955)
operating partner commissions payable	(77)	839
accrued expenses	(6,082)	(222)
other liabilities	(71)	560
deferred rent liability	(13)	164
payment of contingent consideration	(626)	(2,823)
transition and lease termination liability	(926)	(573)
Net cash provided by operating activities	33,473	3,395

INVESTING ACTIVITIES:
Payments to acquire businesses	—	(605)
Purchases of technology and equipment	(4,733)	(4,602)
Proceeds from sale of technology and equipment	271	87
Payment for acquisition of intangible assets	(262)	(561)
Net cash used for investing activities	(4,724)	(5,681)

FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net	(4,662)	6,821
Payments of debt issuance costs	—	(89)
Repayments of notes payable	(2,713)	(2,606)
Payments of contingent consideration	(164)	(413)
Payments of preferred stock dividends	(1,303)	(1,534)
Payment for preferred stock redemption	(20,980)	—
Distribution to non-controlling interest	(660)	(84)
Payments of employee tax withholdings related to cashless exercise of stock options	(173)	(304)
Net cash provided by (used for) financing activities	(30,655)	1,791

Effect of exchange rate changes on cash and cash equivalents	398	(1,088)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,508)	(1,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,992	5,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,484	$4,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,168	$3,966
Interest paid	$2,158	$2,192

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

During the nine months ended March 31, 2019, the Company acquired $826 of refrigerated trailers financed through a capital lease.

In January 2019, the Company issued 36,806 shares of common stock at a fair value of $5.51 per share in satisfaction of $203 of earnout payments related to Highways and Skyways, Inc. for the period ended June 30, 2018, resulting in a decrease to the current portion of contingent consideration, and an increase to common stock and additional paid-in capital of $203.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Companies are required to use a modified retrospective approach on adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings. The Company is in the process of implementing software for facilitating compliance with the new guidance. We expect to adopt the new standard on July 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before July 1, 2019. The new standard provides several optional practical expedients in transition. We expect to elect certain of the new standard’s available transition practical expedients. The Company is currently evaluating the impact of Topic 842 on its consolidated financial statements and disclosures. As of March 31, 2019, the Company reported $26,011 in gross payment amounts of future minimum lease obligations and will continue to evaluate those contracts, as well as other existing arrangements, to assess all of the effects of adoption.

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

The Company adopted ASC 606 using the modified retrospective method applied to those contracts not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with ASC 605. The Company recorded a cumulative effect adjustment of $335, net of tax, to decrease the opening balance of retained earnings as of July 1, 2018, for the initial application of ASC 606. The transition adjustment includes primarily certain transportation services transactions with customers that required a change in the timing of when revenue is recognized. The corresponding direct costs of revenue, including primarily purchased transportation costs and commissions, have been expensed as incurred. The Company satisfied a significant majority of the performance obligations for contract liabilities recorded upon the adoption and recognized the corresponding revenues and related direct costs of revenue during the nine months ended March 31, 2019.

As stated, the comparative prior period information for the three and nine months ended March 31, 2018 has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies as described in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K filed on September 13, 2018.

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

The tables below summarize the impacts of the application of ASC 606 as compared with ASC 605, the guidance that was in effect before the change on the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2019, respectively and condensed consolidated balance sheet as of March 31, 2019:

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
(In thousands, except per share data)	As Reported	Adjustments for ASC 606	Balance, ASC 605	As Reported	Adjustments for ASC 606	Balance, ASC 605
Condensed Consolidated Statement of Operations
Revenues	$206,048	$(3,229)	$202,819	$685,868	$(6,934)	$678,934

Operating expenses:
Cost of transportation and other services	153,302	(3,036)	150,266	514,293	(6,181)	508,112
Operating partner commissions	23,125	(54)	23,071	76,309	(460)	75,849
Personnel costs	14,806	—	14,806	45,256	—	45,256
Selling, general and administrative expenses	6,812	—	6,812	21,458	—	21,458
Depreciation and amortization	3,847	—	3,847	11,295	—	11,295
Transition and lease termination costs	—	—	—	(11)	—	(11)
Change in fair value of contingent consideration	(611)	—	(611)	(1,182)	—	(1,182)
Total operating expenses	201,281	(3,090)	198,191	667,418	(6,641)	660,777

Income from operations	4,767	(139)	4,628	18,450	(293)	18,157

Total other expense	(646)	—	(646)	(1,881)	—	(1,881)

Income before income taxes	4,121	(139)	3,982	16,569	(293)	16,276
Income tax expense	(942)	32	(910)	(3,793)	68	(3,725)

Net income	3,179	(107)	3,072	12,776	(225)	12,551
Less: net income attributable to noncontrolling interest	(247)	—	(247)	(891)	—	(891)

Net income attributable to Radiant Logistics, Inc.	2,932	(107)	2,825	11,885	(225)	11,660
Less: preferred stock dividends	—	—	—	(956)	—	(956)
Less: issuance costs for preferred stock redemption	—	—	—	(1,659)	—	(1,659)

Net income attributable to common stockholders	$2,932	$(107)	$2,825	$9,270	$(225)	$9,045

Income per share attributable to common stockholders:
Basic	$0.06	$—	$0.06	$0.19	$—	$0.19
Diluted	$0.06	$—	$0.06	$0.18	$—	$0.18

	March 31, 2019
(In thousands)	As Reported	Adjustments for ASC 606	Balance, ASC 605
Condensed Consolidated Balance Sheet
Assets
Accounts receivable, net of allowance	$90,728	$13,757	$104,485
Contract assets	20,691	(20,691)	—

Liabilities
Accounts payable	78,148	(6,181)	71,967
Operating partner commissions payable	13,286	(460)	12,826
Deferred income taxes	7,873	(68)	7,805

Equity
Retained earnings	$22,422	$(225)	$22,197

The adoption of ASC 606 did not have a material impact on the condensed consolidated statement of cash flows for the nine months ended March 31, 2019.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of March 31, 2019, management believes there are no indications of impairment.

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

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2019. Intangibles consist of customer related intangibles, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangibles are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.

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

The Company’s revenues are primarily from transportation services, which includes providing for the arrangement of freight, both domestically and internationally, through modes of transportations such as air freight, ocean freight, truckload, less than truckload and intermodal. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that is provided to the customer as a single performance obligation. These performance obligations are satisfied and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

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

Other services include primarily customs clearance services performed as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and nine months ended March 31, 2019, respectively, are as follows:

	Three Months Ended March 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$175,462	$22,340	$(165)	$197,637
Value added services (1)	3,684	4,727	—	8,411
Total	$179,146	$27,067	$(165)	$206,048

Timing of Revenue Recognition:
Services transferred over time	$178,369	$27,067	$(165)	$205,271
Services transferred at a point in time	777	—	—	777
Total	$179,146	$27,067	$(165)	$206,048

	Nine Months Ended March 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$592,341	$69,197	$(310)	$661,228
Value added services (1)	9,781	14,859	—	24,640
Total	$602,122	$84,056	$(310)	$685,868

Timing of Revenue Recognition:
Services transferred over time	$599,941	$84,056	$(310)	$683,687
Services transferred at a point in time	2,181	—	—	2,181
Total	$602,122	$84,056	$(310)	$685,868

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

Operating Partner Commissions

The Company enters into contractual arrangements with independent agents that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging, domestic and international, transportation services. In return, the independent agent is compensated through the payment of sales commissions, which are based on individual shipments. The Company accrues the independent agent’s commission obligation ratably as the goods are transferred to the customer.

j)Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $218 and $671 for the three and nine months ended March 31, 2019, respectively, and $212 and $637 for the three and nine months ended March 31, 2018, respectively.

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

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

(In thousands, except share data)	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to Radiant Logistics, Inc.	$2,932	$678	$11,885	$5,347
Less: preferred stock dividends	—	(511)	(956)	(1,534)
Less: issuance costs for preferred stock redemption	—	—	(1,659)	—
Net income attributable to common stockholders	$2,932	$167	$9,270	$3,813

Denominator:
Weighted average common shares outstanding, basic	49,515,717	49,334,300	49,471,556	49,197,218
Dilutive effect of share-based awards	1,653,604	1,296,007	1,507,763	1,463,260

Weighted average common shares outstanding, diluted	51,169,321	50,630,307	50,979,319	50,660,478

Potentially dilutive common shares excluded	363,485	1,365,862	592,943	1,190,016

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

NOTE 6 – TECHNOLOGY AND EQUIPMENT

(In thousands)		March 31,	June 30,
	Useful Life	2019	2018
Computer software	3 - 5 years	$18,899	$15,842
Trailers and related equipment	3 - 15 years	7,228	6,362
Office and warehouse equipment	3 - 15 years	4,031	3,205
Leasehold improvements	(1)	3,514	3,155
Computer equipment	3 - 15 years	2,457	2,210
Furniture and fixtures	3 - 15 years	967	919

		37,096	31,693
Less: accumulated depreciation and amortization		(17,113)	(13,127)

		$19,983	$18,566

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to technology and equipment were $1,328 and $3,804 for the three and nine months ended March 31, 2019, respectively, and $1,150 and $3,356 for the three and nine months ended March 31, 2018, respectively. Computer software includes approximately $559 and $1,168 of software currently in development as of March 31, 2019 and June 30, 2018, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2019 and June 30, 2018, respectively:

(In thousands)	March 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.2 years	$96,777	$(49,823)	$46,954
Trade names and trademarks	10.8 years	14,977	(3,998)	10,979
Covenants not to compete	2.3 years	875	(773)	102

		$112,629	$(54,594)	$58,035

(In thousands)	June 30, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	6.1 years	$96,515	$(43,140)	$53,375
Trade names and trademarks	11.6 years	14,977	(3,236)	11,741
Covenants not to compete	1.7 years	875	(727)	148

		$112,367	$(47,103)	$65,264

Amortization expense amounted to $2,519 and $7,491 for the three and nine months ended March 31, 2019, respectively, and $2,490 and $7,427 for the three and nine months ended March 31, 2018, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2019 (remaining)	$2,517
2020	9,729
2021	9,395
2022	8,841
2023	8,363

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	March 31,	June 30,
	2019	2018
Senior Credit Facility	$16,862	$21,537
Senior Secured Loans	21,060	23,965
Other debt	2,951	2,286
Unamortized debt issuance costs	(688)	(865)

Total notes payable	40,185	46,923
Less: current portion	(3,953)	(3,726)

Total notes payable, net of current portion	$36,232	$43,197

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019 (remaining)	$965
2020	4,017
2021	4,282
2022	21,427
2023	4,868
Thereafter	5,314

$40,873

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of March 31, 2019, the Company was in compliance with all of its covenants.

As of March 31, 2019, based on available collateral and outstanding letter of credit commitments, there was $44,618 available for borrowing under the Senior Credit Facility.

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

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of March 31, 2019, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

At June 30, 2018, the Company had 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”), outstanding with a liquidation preference of $25.00 per share that were issued on December 20, 2013. Net proceeds received from the Series A Preferred Shares issuance totaled approximately $19,320. Dividends on the Series A Preferred Shares were cumulative from the date of original issue and were payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. Commencing on December 20, 2018, the Series A Preferred Shares were redeemable at the Company’s option, in whole or in part, at a cash redemption price of $25.00 per share plus accrued and unpaid dividends (whether declared).

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. Dividends paid to prior holders of Series A Preferred shares for the nine months ended March 31, 2019, was $1.5536 per share, totaling $1,303.

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

RLP recorded $412 and $1,485 in profits, of which RCP’s distributable share was $247 and $891, for the three and nine months ended March 31, 2019, respectively. RLP recorded $37 and $231 in profits, of which RCP’s distributable share was $22 and $139 for the three and nine months ended March 31, 2018, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2019
	Level 3	Total
Contingent consideration	$400	$400

	Fair Value Measurements as of June 30, 2018
	Level 3	Total
Contingent consideration	$2,575	$2,575

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2018	$2,575
Contingent consideration paid	(993)
Change in fair value	(1,182)

Balance as of March 31, 2019	$400

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The Company recorded decreases to contingent consideration of $611 and $1,182 for the three and nine months ended March 31, 2019, respectively, and increase of $35 and decrease of $75 for the three and nine months ended March 31, 2018, respectively. The change in the current period is principally attributable to a net decrease in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $8,920 through earn-out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earn-out payments of $488.

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

NOTE 12 – INCOME TAXES

For the three and nine months ended March 31, 2019 and 2018, respectively, the Company’s income tax expense is composed of the following:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Current income tax expense	$990	$312	$4,451	$2,387
Deferred income tax benefit	(48)	(189)	(658)	(3,478)

Income tax expense (benefit)	$942	$123	$3,793	$(1,091)

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

The Company’s effective tax rates for the three and nine months ended March 31, 2019 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The Company’s effective tax rates for the three and nine months ended March 31, 2018 were lower than the U.S federal statutory rate primarily due to the provisional deferred income tax benefit resulting from the remeasurement of federal deferred tax liabilities, offset by state income taxes. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $2,121 due to expire primarily through 2027 fiscal year and a foreign net operating loss carryover of approximately $1,647 due to expire through the 2038 fiscal year.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by U.S. authorities are the years ended June 30, 2016 through June 30, 2018. Tax years that remain subject to examination by state authorities are the years ended June 30, 2015 through June 30, 2018. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2018. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to stock awards of $215 and $580 for the three and nine months ended March 31, 2019, respectively, and $151 and $391 for the three and nine months ended March 31, 2018, respectively. As of March 31, 2019, there was $1,530 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.98 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Fair Value
Unvested balance as of June 30, 2018	490,829	$3.88
Granted	242,955	4.47
Forfeited	(40,733)	3.98

Unvested balance as of March 31, 2019	693,051	$4.08

Stock Options

Options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $194 and $624 for the three and nine months ended March 31, 2019, respectively, and $235 and $725 and for the three and nine months ended March 31, 2018, respectively. The aggregate intrinsic value of options exercised was $257 and $592 for the three and nine months ended March 31, 2019, respectively, and $535 and $972 for the three and nine months ended March 31, 2018, respectively. As of March 31, 2019, there was $842 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.46 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2018	2,795,588	$3.22	5.60	$2,815
Exercised	(218,053)	2.43	—	592
Forfeited	(26,330)	6.05	—	—

Outstanding as of March 31, 2019	2,551,205	$3.26	4.88	$7,762

Exercisable as of March 31, 2019	2,027,243	$3.00	4.48	$6,704

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

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit in the Superior Court of the State of California against RGL, DBA Distribution Services, Inc. (“DBA”, a wholly-owned subsidiary), and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, sought damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleged that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA denied Ms. Barahona’s allegations in their entirety, denied that they were liable to Ms. Barahona or the putative class members in any way, and vigorously defended against these allegations based upon a preliminary evaluation of applicable records and legal standards. On February 19, 2019, the company filed a Motion to Dismiss (“Motion”) the class action case in its entirety on the grounds that Ms. Barahona failed to bring her case to trial within 5 years as required by California law. On March 14, 2019, the Court held a hearing on the Motion and granted the Company’s Motion. As a result, we expect the Court to enter an order dismissing the case and enter judgment in favor of the Company sometime in the month of May 2019. Once the Court enters the order and judgment, Ms. Barahona will have 60 days to file a notice of appeal. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Radiant Global Logistics, Inc. v. Border Express Services, Ltd., Kenneth Drummond and Maureen Drummond

In June 2018, the Company secured a Judgment of Confession against its former British Columbia strategic operating partner Border Express Services, Ltd., for approximately $1,400 for amounts owed under the parties’ Transportation Services Agreement (the “Agreement”) for unpaid freight shipments. The Company has filed further lawsuits to enforce its judgement for collection and to assert rights under a personal guaranty against the judgment debtors. The unpaid amounts represented by the Judgment of Confession are included in accounts receivable in the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, net of an allowance for doubtful accounts of approximately $700. The Company has filed further lawsuits to enforce its judgement for collection and to assert rights under a personal guaranty provision contained in the Agreement against Kenneth Drummond and against Maureen Drummond, individually.

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

Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2019 (remaining)	$2,244
2020	8,888
2021	7,543
2022	5,002
2023	1,348
Thereafter	986

Total minimum lease payments	$26,011

Rent expense amounted to $2,273 and $6,936 for the three and nine months ended March 31, 2019, respectively, and $2,304 and $6,672 for the three and nine months ended March 31, 2018, respectively.

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

The transition and lease termination liability consist of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Total
Balance as of June 30, 2018	$971	$414	$1,385
Transition and lease termination costs	(11)	—	(11)
Payments and other	(738)	(237)	(975)

Balance as of March 31, 2019	$222	$177	$399

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions, which provide for the selling equity owners to receive additional consideration if specified operating objectives and financial results are achieved in future periods. Earn-out payments are generally due annually on November 1st, and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2019 (remaining)	2020	2021	2022	Total
Earn-out payments:
Cash	$85	$432	$—	$49	$566
Equity (1)	25	56	—	16	97

Total estimated earn-out payments	$110	$488	$—	$65	$663

(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Three Months Ended March 31, 2019 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$179,146	$27,067	$(165)	$206,048
Net revenues (1)	45,356	7,390	—	52,746
Income (loss) from operations	5,929	2,417	(3,579)	4,767
Other income (expense)	136	(111)	(671)	(646)
Income (loss) before income taxes	6,065	2,306	(4,250)	4,121
Depreciation and amortization	958	366	2,523	3,847
Technology and equipment, net	15,280	4,703	—	19,983
Transition and lease termination costs	—	—	—	—
Transition and lease termination liability	215	184	—	399
Goodwill	43,991	21,398	—	65,389

Three Months Ended March 31, 2018 (In thousands)
Revenues	$177,150	$26,998	$(227)	$203,921
Net revenues (1)	42,519	6,075	—	48,594
Income (loss) from operations	5,341	138	(4,021)	1,458
Other income (expense)	64	46	(745)	(635)
Income (loss) before income taxes	5,405	184	(4,766)	823
Depreciation and amortization	612	354	2,674	3,640
Technology and equipment, net	12,964	3,453	—	16,417
Transition and lease termination liability	402	1,017	—	1,419
Goodwill	43,991	21,398	—	65,389

Nine Months Ended March 31, 2019 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$602,122	$84,056	$(310)	$685,868
Net revenues (1)	147,989	23,586	—	171,575
Income (loss) from operations	22,812	7,037	(11,399)	18,450
Other income (expense)	397	30	(2,308)	(1,881)
Income (loss) before income taxes	23,209	7,067	(13,707)	16,569
Depreciation and amortization	2,638	1,153	7,504	11,295
Technology and equipment, net	15,280	4,703	—	19,983
Transition and lease termination costs	(11)	—	—	(11)
Transition and lease termination liability	215	184	—	399
Goodwill	43,991	21,398	—	65,389

Nine Months Ended March 31, 2018 (In thousands)
Revenues	$531,546	$78,198	$(1,132)	$608,612
Net revenues (1)	123,910	17,652	—	141,562
Income (loss) from operations	18,508	(41)	(11,957)	6,510
Other income (expense)	297	(100)	(2,312)	(2,115)
Income (loss) before income taxes	18,805	(141)	(14,269)	4,395
Depreciation and amortization	1,676	1,096	8,011	10,783
Technology and equipment, net	12,964	3,453	—	16,417
Transition and lease termination costs	107	—	—	107
Transition and lease termination liability	402	1,017	—	1,419
Goodwill	43,991	21,398	—	65,389

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

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 locations operated exclusively on our behalf by independent agents, who we also refer to as our “strategic operating partners”, as well as approximately 20 Company-owned offices. As a third-party logistics company, we have approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographic and logistics service offerings. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of our truck brokerage and intermodal service offerings, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition to our focus on organic growth, we continue to search for acquisition candidates that bring to our current platform a critical mass from a geographic and/or purchasing power standpoint along with complementary service offerings. As we continue to grow and scale our business, we believe that we are creating density in our trade lanes, which creates opportunities for us to more efficiently source and manage our transportation capacity. In addition, we remain focused on leveraging our back-office infrastructure to drive productivity improvement across the organization.

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

Results of Operations

Three months ended March 31, 2019 and 2018 (unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by geographic operating segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$175,462	$22,340	$(165)	$197,637	$174,669	$23,384	$(227)	$197,826
Value added services	3,684	4,727	—	8,411	2,481	3,614	—	6,095
	179,146	27,067	(165)	206,048	177,150	26,998	(227)	203,921
Cost of transportation and other services
Transportation	131,242	17,956	(165)	149,033	133,096	19,231	(227)	152,100
Value added services	2,548	1,721	—	4,269	1,535	1,692	—	3,227
	133,790	19,677	(165)	153,302	134,631	20,923	(227)	155,327
Net revenues (1)
Transportation	44,220	4,384	—	48,604	41,573	4,153	—	45,726
Value added services	1,136	3,006	—	4,142	946	1,922	—	2,868
	$45,356	$7,390	$—	$52,746	$42,519	$6,075	$—	$48,594
Net Margins
Transportation	25.2%	19.6%	N/A	24.6%	23.8%	17.8%	N/A	23.1%
Value added services	30.8%	63.6%	N/A	49.2%	38.1%	53.2%	N/A	47.1%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $197.6 million and $197.8 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $0.2 million, or 0.1%, is primarily attributable to decreased revenues from operating partners. Net transportation revenue was $48.6 million and $45.7 million for the three months ended March 31, 2019 and 2018, respectively. Net transportation margins increased from 23.1% to 24.6%, primarily due to shifts in product mix.

Value added services revenue was $8.4 million and $6.1 million, for the three months ended March 31, 2019 and 2018, respectively. The increase of $2.3 million, or 38.0%, is primarily attributable to an increase in materials management and distribution services. Net value added services revenue was $4.1 million for the three months ended March 31, 2019, compared to $2.9 million for the comparable prior year period. Net value added services revenue margins increased from 47.1% to 49.2%, primarily due to lower personnel cost as a percentage of revenue.

Effective July 1, 2018, we adopted ASC 606 using the modified retrospective method and began recognizing revenue from certain contracts with customers over time as services are rendered. Periods prior to July 1, 2018, including the three months ended March 31, 2018, are presented under previous revenue recognition guidance and have not been restated to conform to ASC 606. The adoption of ASC 606 accounted for some of the increases in net revenues for the three months ended March 31, 2019 compared to the same prior year period. Additionally, the Company made some reclassifications in the period ending March 31, 2018 to conform to the quarter ending March 31, 2019 reporting for comparability purposes.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$45,356	$7,390	$—	$52,746	$42,519	$6,075	$—	$48,594

Operating expenses:
Operating partner commissions	23,125	—	—	23,125	22,194	—	—	22,194
Personnel costs	10,664	3,197	945	14,806	10,355	3,523	793	14,671
Selling, general and administrative expenses	4,680	1,410	722	6,812	4,017	2,060	519	6,596
Depreciation and amortization	958	366	2,523	3,847	612	354	2,674	3,640
Change in fair value of contingent consideration	—	—	(611)	(611)	—	—	35	35

Total operating expenses	39,427	4,973	3,579	47,979	37,178	5,937	4,021	47,136

Income (loss) from operations	5,929	2,417	(3,579)	4,767	5,341	138	(4,021)	1,458
Other income (expense)	136	(111)	(671)	(646)	64	46	(745)	(635)

Income (loss) before income taxes	6,065	2,306	(4,250)	4,121	5,405	184	(4,766)	823
Income tax expense	—	—	(942)	(942)	—	—	(123)	(123)

Net income (loss)	6,065	2,306	(5,192)	3,179	5,405	184	(4,889)	700
Less: Net income attributable to non-controlling interest	(247)	—	—	(247)	(22)	—	—	(22)

Net income (loss) attributable to Radiant Logistics, Inc.	5,818	2,306	(5,192)	2,932	5,383	184	(4,889)	678
Less: Preferred stock dividends	—	—	—	—	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$5,818	$2,306	$(5,192)	$2,932	$5,383	$184	$(5,400)	$167

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.0%	0.0%	N/A	43.8%	52.2%	0.0%	N/A	45.7%
Personnel costs	23.5%	43.3%	N/A	28.1%	24.4%	58.0%	N/A	30.2%
Selling, general and administrative expenses	10.3%	19.1%	N/A	12.9%	9.4%	33.9%	N/A	13.6%
Depreciation and amortization	2.1%	5.0%	N/A	7.3%	1.4%	5.8%	N/A	7.5%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $0.9 million, or 4.2%, to $23.1 million for the three months ended March 31, 2019. The increase is primarily due to increased net revenues from operating partners. As a percentage of net revenues, operating partner commissions decreased 183 basis points to 43.8% from 45.7% for the three months ended March 31, 2019 and 2018, respectively.

Personnel costs increased $0.1 million, or 0.9%, to $14.8 million for the three months ended March 31, 2019. The increase is primarily due to increased headcount associated with a new company owned location. As a percentage of net revenues, personnel costs decreased 212 basis points to 28.1% from 30.2% for the three months ended March 31, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.2 million, or 3.3%, to $6.8 million for the three months ended March 31, 2019. The increase is primarily attributable to increased technology spending and legal expense for the quarter. As a percentage of net revenues, SG&A decreased 66 basis points to 12.9% from 13.6% for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization costs were $3.8 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. As a percentage of net revenues, depreciation and amortization decreased 20 basis points to 7.3% from 7.5% for the three months ended March 31, 2019 and 2018, respectively.

Change in fair value of contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods. As a percentage of net revenues, gain or loss caused by change in fair value of contingent consideration improved by 123 basis points to 1.2% gain from a 0.1% loss for the three months ended March 31, 2019 and 2018, respectively.

Other expenses were $0.6 million for the three months ended March 31, 2019, and 2018.

Our change in net income is driven principally by increased net revenues partially offset by increased operating expenses, increased other expenses and increased income tax expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangibles resulting from acquisitions as well as gains or losses from changes in contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2019 and 2018 of net income (loss) to adjusted EBITDA, the most directly comparable GAAP measure in accordance with SEC Regulation S-K Item 10 (in thousands):

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$5,818	$2,306	$(5,192)	$2,932	$5,383	$184	$(5,400)	$167
Plus: Preferred stock dividends	—	—	—	—	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	5,818	2,306	(5,192)	2,932	5,383	184	(4,889)	678

Income tax expense	—	—	942	942	—	—	123	123
Depreciation and amortization	958	366	2,523	3,847	612	354	2,674	3,640
Net interest expense	—	—	671	671	—	—	745	745

EBITDA	6,776	2,672	(1,056)	8,392	5,995	538	(1,347)	5,186

Share-based compensation	253	37	119	409	229	34	123	386
Change in fair value of contingent consideration	—	—	(611)	(611)	—	—	35	35
Acquisition related costs	—	—	75	75	—	—	57	57
Litigation costs	—	—	148	148	—	—	53	53
Foreign currency transaction loss (gain)	(87)	111	—	24	43	(50)	—	(7)

Adjusted EBITDA	$6,942	$2,820	$(1,325)	$8,437	$6,267	$522	$(1,079)	$5,710
Adjusted EBITDA as a % of net revenues (1)	15.3%	38.2%	N/A	16.0%	14.7%	8.6%	N/A	11.8%

(1)Net revenues are revenues net of cost of transportation and other services.

Nine months ended March 31, 2019 and 2018 (unaudited)

The following table summarizes transportation revenue, cost of transportation and net transportation revenue by operating segments for the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31, 2019				Nine Months Ended March 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$592,341	$69,197	$(310)	$661,228	$524,554	$67,570	$(1,132)	$590,992
Value added services	9,781	14,859	—	24,640	6,992	10,628	—	17,620
	602,122	84,056	(310)	685,868	531,546	78,198	(1,132)	608,612
Cost of transportation and other services
Transportation	447,349	54,690	(310)	501,729	402,804	55,888	(1,132)	457,560
Value added services	6,784	5,780	—	12,564	4,832	4,658	—	9,490
	454,133	60,470	(310)	514,293	407,636	60,546	(1,132)	467,050
Net revenues (1)
Transportation	144,992	14,507	—	159,499	121,750	11,682	—	133,432
Value added services	2,997	9,079	—	12,076	2,160	5,970	—	8,130
	$147,989	$23,586	$—	$171,575	$123,910	$17,652	$—	$141,562
Net Margins
Transportation	24.5%	21.0%	N/A	24.1%	23.2%	17.3%	N/A	22.6%
Value added services	30.6%	61.1%	N/A	49.0%	30.9%	56.2%	N/A	46.1%
(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $661.2 million and $591.0 million for the nine months ended March 31, 2019 and 2018, respectively. The increase of $70.2 million, or 11.9%, is primarily attributable to increased revenues from operating partners. Net transportation revenue was $159.5 million and $133.4 million for nine months ended March 31, 2019 and 2018, respectively. Net transportation margins increased from 22.6% to 24.1%, primarily due to shifts in product mix.

Value added services revenue was $24.6 million and $17.6 million for the nine months ended March 31, 2019 and 2018, respectively. The increase of $7.0 million, or 40.0%, is primarily attributable to an increased customer base. Net value added services revenue was $12.1 million for the nine months ended March 31, 2019, compared to $8.1 million for the comparable prior year period. Net value added services revenue margins increased from 46.1% to 49.0%, primarily due to lower personnel costs as a percentage of revenue.

Effective July 1, 2018, we adopted ASC 606 using the modified retrospective method and began recognizing revenue from certain contracts with customers over time as services are rendered. Periods prior to July 1, 2018, including the nine months ended March 31, 2018, are presented under previous revenue recognition guidance and have not been restated to conform to ASC 606. The adoption of ASC 606 accounted for some of the increases in net revenues for the nine months ended March 31, 2019 compared to the same prior year period. Additionally, the Company made some reclassifications in the period ending March 31, 2018 to conform to the nine months ending March 31, 2019 reporting for comparability purposes.

The following table compares condensed consolidated statements of operations data by operating segment for the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31, 2019				Nine Months Ended March 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$147,989	$23,586	$—	$171,575	$123,910	$17,652	$—	$141,562

Operating expenses:
Operating partner commissions	76,309	—	—	76,309	61,414	—	—	61,414
Personnel costs	32,055	10,403	2,798	45,256	30,816	10,511	2,246	43,573
Selling, general and administrative expenses	14,186	4,993	2,279	21,458	11,389	6,086	1,775	19,250
Depreciation and amortization	2,638	1,153	7,504	11,295	1,676	1,096	8,011	10,783
Transition and lease termination costs	(11)	—	—	(11)	107	—	—	107
Change in fair value of contingent consideration	—	—	(1,182)	(1,182)	—	—	(75)	(75)

Total operating expenses	125,177	16,549	11,399	153,125	105,402	17,693	11,957	135,052

Income (loss) from operations	22,812	7,037	(11,399)	18,450	18,508	(41)	(11,957)	6,510
Other income (expense)	397	30	(2,308)	(1,881)	297	(100)	(2,312)	(2,115)

Income (loss) before income taxes	23,209	7,067	(13,707)	16,569	18,805	(141)	(14,269)	4,395
Income tax benefit (expense)	—	—	(3,793)	(3,793)	—	—	1,091	1,091

Net income (loss)	23,209	7,067	(17,500)	12,776	18,805	(141)	(13,178)	5,486
Less: net income attributable to non- controlling interest	(891)	—	—	(891)	(139)	—	—	(139)

Net income (loss) attributable to Radiant Logistics, Inc.	22,318	7,067	(17,500)	11,885	18,666	(141)	(13,178)	5,347
Less: preferred stock dividends	—	—	(956)	(956)	—	—	(1,534)	(1,534)
Less: issuance costs for preferred stock redemption	—	—	(1,659)	(1,659)	—	—	—	—

Net income (loss) attributable to common stockholders	$22,318	$7,067	$(20,115)	$9,270	$18,666	$(141)	$(14,712)	$3,813

	Nine Months Ended March 31, 2019				Nine Months Ended March 31, 2018
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.6%	0.0%	N/A	44.5%	49.6%	0.0%	N/A	43.4%
Personnel costs	21.7%	44.1%	N/A	26.4%	24.9%	59.5%	N/A	30.8%
Selling, general and administrative expenses	9.6%	21.2%	N/A	12.5%	9.2%	34.5%	N/A	13.6%
Depreciation and amortization	1.8%	4.9%	N/A	6.6%	1.4%	6.2%	N/A	7.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $14.9 million, or 24.3%, to $76.3 million for the nine months ended March 31, 2019. The increase is primarily due to increased net revenues from operating partners. As a percentage of net revenues, operating partner commissions increased 109 basis points to 44.5% from 43.4% for the nine months ended March 31, 2019 and 2018, respectively.

Personnel costs increased $1.7 million, or 3.9%, to $45.3 million for the nine months ended March 31, 2019. The increase is primarily due to increased headcount associated with a new company owned location. As a percentage of net revenues, personnel costs decreased 440 basis points to 26.4% from 30.8% for the nine months ended March 31, 2019 and 2018, respectively.

SG&A expenses increased $2.2 million, or 11.5%, to $21.5 million for the nine months ended March 31, 2019. The increase is primarily attributable to increased technology spending, legal and bad debt expense for the period. As a percentage of net revenues, SG&A decreased 109 basis points to 12.5% from 13.6% for the nine months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization costs were $11.3 million and $10.8 million for the nine months ended March 31, 2019 and 2018, respectively. As a percentage of net revenues, depreciation and amortization decreased 103 basis points to 6.6% from 7.6% for the nine months ended March 31, 2019 and 2018, respectively.

The transition and lease termination cost was negative $11 for an adjustment to the lease termination liability for the nine months ended March 31, 2019. The comparable prior year period amount of $107 represents lease termination costs associated with facility consolidation of the Company-owned location in New Jersey with the acquisition of DLT.

Change in contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to a decrease in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods. As a percentage of net revenues, gain or loss caused by change in fair value of contingent consideration improved by 64 basis points to a 0.7% gain from a 0.1% gain for the nine months ended March 31, 2019 and 2018, respectively.

Other expenses decreased $0.2 million, or 11.1%, to $1.9 million for the nine months ended March 31, 2019. The change is primarily due to the foreign exchange rate gain in the current period and the loss in the prior period.

Our change in net income is driven principally by increased net revenues partially offset by increased operating expenses, decreased other expenses and increased income tax expenses compared to the comparable prior year period.

The following table provides a reconciliation for the nine months ended March 31, 2019 and 2018 of net income to adjusted EBITDA, the most directly comparable GAAP measure in accordance with SEC Regulation S-K Item 10 (in thousands):

	Nine Months Ended March 31, 2019				Nine Months Ended March 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$22,318	$7,067	$(20,115)	$9,270	$18,666	$(141)	$(14,712)	$3,813
Plus: preferred stock dividends	—	—	956	956	—	—	1,534	1,534
Plus: issuance costs for preferred stock redemption	—	—	1,659	1,659	—	—	—	—
Net income (loss) attributable to Radiant Logistics, Inc.	22,318	7,067	(17,500)	11,885	18,666	(141)	(13,178)	5,347

Income tax expense (benefit)	—	—	3,793	3,793	—	—	(1,091)	(1,091)
Depreciation and amortization	2,638	1,153	7,504	11,295	1,676	1,096	8,011	10,783
Net interest expense	—	—	2,308	2,308	—	—	2,312	2,312

EBITDA	24,956	8,220	(3,895)	29,281	20,342	955	(3,946)	17,351

Share-based compensation	746	62	396	1,204	683	87	346	1,116
Change in fair value of contingent consideration	—	—	(1,182)	(1,182)	—	—	(75)	(75)
Acquisition related costs	—	—	93	93	—	—	154	154
Litigation costs	—	—	533	533	—	—	132	132
Transition and lease termination costs	(11)	—	—	(11)	107	—	—	107
MM&D Start-up costs	—	—	—	—	—	410	—	410
Foreign currency transaction loss (gain)	(179)	10	—	(169)	36	96	—	132

Adjusted EBITDA	$25,512	$8,292	$(4,055)	$29,749	$21,168	$1,548	$(3,389)	$19,327
Adjusted EBITDA as a % of net revenues (1)	17.2%	35.2%	N/A	17.3%	17.1%	8.8%	N/A	13.7%

(1)Net revenues are revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Net cash provided by operating activities were $33.5 million and $3.4 million for the nine months ended March 31, 2019 and 2018, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, accounts payable, income taxes, accrued expenses and contingent consideration.

Net cash used for investing activities were $4.7 million and $5.7 million for the nine months ended March 31, 2019 and 2018, respectively. The primary uses of cash were for acquisitions and purchases of technology and equipment. Cash paid for acquisitions was $0.6 million for the nine months ended March 31, 2018. Cash paid for purchases of technology and equipment were $4.7 million and $4.6 million for the nine months ended March 31, 2019 and 2018, respectively. Cash paid to acquire intangible assets were $0.3 million and $0.6 million for the nine months ended March 31, 2019 and 2018, respectively.

Net cash used for financing activities was $30.7 million for the nine months ended March 31, 2019, compared to cash provided of $1.8 million for the nine months ended March 31, 2018. Net repayments to the Senior Credit Facility was $4.7 million for the nine months ended March 31, 2019, and net proceeds from the Senior Credit Facility was $6.8 million for the nine months ended March 31, 2019. Payment for the redemption of preferred stock was $21.0 million for the nine months ended March 31, 2019. The redemption was funded by a combination of cash on hand and the Senior Credit Facility. The benefit of future reductions in payments of preferred stock dividends will be offset, by some extent, by the increase in debt service payments under the Senior Credit Facility. Repayments of notes payable were $2.7 million and $2.6 million for the nine months ended March 31, 2019 and 2018, respectively. Payments of preferred stock dividends were $1.3 million and $1.5 million for the nine months ended March 31, 2019 and 2018, respectively. Payments of contingent consideration were $0.2 million and $0.4 million for the nine months ended March 31, 2019 and 2018, respectively. Distributions to non-controlling interest were $0.7 million and $0.1 million for the nine months ended March 31, 2019 and 2018, respectively. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.2 million and $0.3 million for the nine months ended March 31, 2019 and 2018, respectively.

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

The terms of the Senior Credit Facility are subject to a financial covenant, which may limit the amount otherwise available under such facility. The covenant requires us to maintain a basic fixed charge coverage ratio of at least 1.0 to 1.0 during any period (the “Trigger Period”) in which we are in default under the Senior Credit Facility if total availability falls below $10.0 million or if U.S. availability is less than $6.0 million.

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

As of March 31, 2019, we have availability of $61.5 million, net of $16.9 million in advances with approximately $44.6 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments, which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2019, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

The Company has made material changes in its internal controls over financial reporting related to the adoption of ASC 606 Revenue Recognition in the first quarter ended September 30, 2018. During the third quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit in the Superior Court of the State of California against RGL, DBA Distribution Services, Inc. (“DBA”, a wholly-owned subsidiary), and two third-party staffing companies (collectively, the “Staffing Defendants”) with whom Radiant and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, sought damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleged that she was jointly employed by the staffing companies and Radiant and DBA. Radiant and DBA denied Ms. Barahona’s allegations in their entirety, denied that they were liable to Ms. Barahona or the putative class members in any way, and vigorously defended against these allegations based upon a preliminary evaluation of applicable records and legal standards. On February 19, 2019, the company filed a Motion to Dismiss (“Motion”) the class action case in its entirety on the grounds that Ms. Barahona failed to bring her case to trial within 5 years as required by California law. On March 14, 2019, the Court held a hearing on the Motion and granted the Company’s Motion. As a result, we expect the Court to enter an order dismissing the case and enter judgment in favor of the Company sometime in the month of May 2019. Once the Court enters the order and judgment, Ms. Barahona will have 60 days to file a notice of appeal. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2019, the Company issued 36,806 shares of common stock at a fair value of $5.51 per share in satisfaction of $0.2 million of earn-out payments for the period ended June 30, 2018 to the former equity holders of Highways and Skyways, Inc.

The issuance of the foregoing securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") afforded by Section 4(a)(2), which exception the Company believes is available because the securities were not made pursuant to any public offering. The securities issued in these transactions are restricted and may not be resold except pursuant to an effective registration statement filed under the Securities Act or pursuant to a valid exemption from the registration requirements of the Securities Act.

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

RADIANT LOGISTICS, INC.

Date: May 9, 2019	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)