Form 10-K
period 2019-06-30
RADIANT LOGISTICS, INC
filed 2019-09-12
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

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

(425) 943-4599

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value	RLGT	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2018 was approximately $164 million.

As of August 30, 2019, 49,669,091 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2019.

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

Diverse customer base

We service a large and diversified account base of over 12,000 accounts consisting of consumer goods, food and beverage, manufacturing and retail customers. From the date of this report, no single customer and no strategic operating partner represented more than 10% of our consolidated net revenues, reducing risks associated with any particular industry, geographic or customer concentration.

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

Value-added services

In addition to our core transportation service offerings, we also provide value-added supply chain services including order fulfillment, inventory management, MM&D, and customs brokerage services. We believe that our value-added services allow us to leverage our transportation services to generate additional revenue and provide additional convenience to our customers.

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

Shippers typically manage their supply chains using some combination of asset and non-asset based service providers. We operate principally as a non-asset based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services along with associated value-added services. According to Armstrong and Associates, the market for third-party logistics services in the United States and Canada is estimated at approximately $199.6 billion.

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

Information Services

The continued enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partners to a common set of customer-facing and back-office applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments as well as enhanced reporting and visibility tools has become increasingly important and that our efforts in this area will result in competitive service advantages. In addition, we believe that centralizing our operations into a single transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

In our forwarding operations, we use third-party transportation management system (Cargowise) and are migrating operations to SAP TM, that are integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which provides us with a common set of back-office operating, accounting and customer facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans for intermodal services. In our warehousing operations, we use Microsoft’s Navision and are migrating to Highjump, which uses SAP for order management services. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. All brokerage systems are integrated with our online customer facing applications. We continue to make gradual progress in migrating these various operating and financial reporting systems to a singular SAP-based platform. We are taking a phased approach to these migrations and are currently working to transition our domestic and international freight forwarding services to our new SAP-based transportation management system. Future phases will include the transition of our international freight forwarding services and our legacy brokerage transportation management and financial reporting systems to SAP.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 10% of our consolidated net revenues, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

Employees

As of June 30, 2019, we have 708 employees, of which 675 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant and Wheels brands and through a network of independently-owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA and Service by Air brands. For the years ended June 30, 2019 and 2018, approximately 56% and 59% of our consolidated net revenues were derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Additionally, certain of our strategic operating partner agreements may impose restrictions on us, including our ability to provide services in certain territories or to certain customers and our ability to hire employees of our strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature, however, no single customer or strategic operating partner location represents more than 10% of our consolidated net revenues. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2019, approximately $2.4 million was owed to us by our strategic operating partners, of which, $1.4 million was owed to us by our former British Columbia operating partner and from whom we have secured a Judgment of Confession and are in the process of collection proceedings. The unpaid amounts represented by the Judgement of Confession are included in accounts receivable in the condensed consolidated balance sheet as of June 30, 2019, net of an allowance for doubtful accounts of approximately $700. However, to the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for doubtful accounts when it is probable the amounts owed will not be collected.

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

The growth of our business through acquisitions has resulted in our reliance on the accounting, business information, and other computer systems of these acquired entities to capture and transmit information concerning customer orders, carrier payment, payroll, and other critical business data. We continue to make progress towards migrating our various legacy operating and accounting systems to a new singular SAP-based system. As long as an acquired business remains on another information technology system, we face additional manual calculations, training costs, delays, and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing, and reporting information could adversely impact our business, our ability to timely react to changes in volumes, prices, or other trends, or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

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

We provide services to customers engaged in international commerce, and intend to grow our international business in the coming years. For the years ended June 30, 2019 and 2018, international transportation revenue accounted for 38% and 36% of our net revenue, respectively. International transportation revenue is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. During the year ended June 30, 2019, approximately 38% of our net revenues were generated from international operations. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangible assets, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, even if the acquired businesses are increasing (or not diminishing) in value. Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to generally accepted accounting principles (“GAAP”) of the United States, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share-based compensation and other non-cash charges. Thus, we believe that EBITDA and adjusted EBITDA provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

Under applicable SEC rules, our Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2019. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

We have completed many acquisitions which often include the issuance of additional shares pursuant to the purchase agreements. During the fiscal year ended June 30, 2019, we issued approximately 37,000 unregistered shares of our common stock as part of the purchase price, or associated with the financing of a transaction. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds or in connection with future acquisitions as part of the purchase consideration. The availability of additional shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions which will make it more difficult to execute our acquisition strategy.

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

The exercise or conversion of our outstanding options, warrants or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of August 30, 2019, we had 49,669,091 outstanding shares of common stock. We may in the future issue up to 2,330,163 additional shares of our common stock upon exercise of existing options.

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

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our board of directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends on our common stock is further limited by the terms of our credit facilities. Accordingly, investors seeking dividend income should not purchase our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Bellevue, Washington. In addition to the more than 100 strategic operating partner locations, we also conduct business from Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Taylor, Michigan	●	Portland, Oregon
●	Carson, California	●	Mendota Heights, Minnesota	●	Folcroft, Pennsylvania
●	Bensenville, Illinois	●	Southaven, Mississippi	●	Middletown, Pennsylvania
●	Woodridge, Illinois	●	Edison, New Jersey	●	Argyle, Texas
●	Hebron, Kentucky	●	Jamaica, New York	●	Laredo, Texas
●	Louisville, Kentucky	●	Woodbury, New York	●	McAllen, Texas

Canada:

●	Calgary, Alberta	●	Brampton, Ontario	●	Laval, Québec
●	Delta, British Columbia	●	Mississauga, Ontario

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

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit in the Superior Court of the State of California against Radiant Global Logistics, Inc. (“RGL”) and DBA Distribution Services, Inc. (“DBA”, a wholly-owned subsidiary) (collectively referred to as the “Company”), and two third-party staffing companies (collectively with the Company, the “Staffing Defendants”) with whom RGL and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, sought damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleged that she was jointly employed by the staffing companies and RGL and DBA. RGL and DBA denied Ms. Barahona’s allegations in their entirety, denied that they were liable to Ms. Barahona or the putative class members in any way, and vigorously defended against these allegations based upon a preliminary evaluation of applicable records and legal standards. If Ms. Barahona were to prevail on her allegations on substantially all claims against the Company, the Company could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all.

On February 19, 2019, the Company filed a Motion to Dismiss the class action case, which the court granted on March 14, 2019, and subsequently entered judgment in favor of the Company on April 30, 2019. On May 15, 2019, Plaintiff filed a Notice of Appeal, seeking appellate review. The trial judge’s decision to dismiss the case and enter judgment in favor of the Company will be reviewed by the Second District Court of Appeal for the State of California. To date, however, the Court of Appeal has not issued an appellate briefing schedule. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.”

Holders

As of August 30, 2019, the number of stockholders of record of our common stock was 87. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. In addition, we and our subsidiaries are subject to certain restrictions on declaring dividends under our existing credit facilities. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors, subject to applicable laws and contractual restrictions, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Issuance of Unregistered Securities

In January 2019, we issued 36,806 shares of common stock to Highways and Skyways, Inc. in satisfaction of $0.2 million of earn-out payments for the period ended June 30, 2018.

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

As a non-asset based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our air and ocean freight forwarding and freight brokerage revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. Freight forwarding revenues related to shipments where we issue a House Airway Bill or a House Ocean Bill of Lading are recognized over the transit period as customers’ goods move from origin to destination. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by us to reflect differences between the original accruals and actual costs of purchased transportation.

All other revenue, including revenue from other value-added services including freight brokerage services, customs brokerage services and warehousing and fulfillment services, is recognized upon completion of the service.

Results of Operations

Fiscal year ended June 30, 2019, compared to fiscal year ended June 30, 2018

The following table summarizes transportation services revenue, cost of transportation and net transportation services revenue by geographic operating segments for the fiscal years ended June 30, 2019 and 2018 (in thousands):

	Year Ended June 30, 2019				Year Ended June 30, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$766,286	$91,710	$(434)	$857,562	$725,961	$92,968	$(1,263)	$817,666
Value-added services	13,385	19,570	—	32,955	9,440	15,311	—	24,751
	779,671	111,280	(434)	890,517	735,401	108,279	(1,263)	842,417
Cost of transportation and other services
Transportation	572,486	72,027	(434)	644,079	554,082	76,072	(1,263)	628,891
Value-added services	9,088	7,249	—	16,337	6,615	6,766	—	13,381
	581,574	79,276	(434)	660,416	560,697	82,838	(1,263)	642,272
Net revenues (1)
Transportation	193,800	19,683	—	213,483	171,879	16,896	—	188,775
Value-added services	4,297	12,321	—	16,618	2,825	8,545	—	11,370
	$198,097	$32,004	$—	$230,101	$174,704	$25,441	$—	$200,145
Net Margins
Transportation	25.3%	21.5%	N/A	24.9%	23.7%	18.2%	N/A	23.1%
Value-added services	32.1%	63.0%	N/A	50.4%	29.9%	55.8%	N/A	45.9%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $857.6 million and $817.7 million for the years ended June 30, 2019 and 2018, respectively. The increase of $39.9 million, or 4.9%, is primarily attributable to increased revenues from our industry vertical strategy. Net transportation revenue was $213.5 million and $188.8 million for the years ended June 30, 2019 and 2018, respectively. Net transportation margins increased from 23.1% to 24.9%, primarily due to shifts in product mix.

Value added services revenue was $33.0 million and $24.8 million for the years ended June 30, 2019 and 2018, respectively. The increase of $8.2 million, or 32.9%, is primarily attributable to growth in our contract logistics and customer brokerage services offerings. Net value added services revenue was $16.6 million for the year ended June 30, 2019, compared to $11.4 million for the comparable prior year period. Net value added services revenue margins increased from 45.9% to 50.4%, primarily due to lower personnel costs as a percentage of revenue.

Effective July 1, 2018, we adopted ASC 606 using the modified retrospective method and began recognizing revenue from certain contracts with customers over time as services are rendered. Periods prior to July 1, 2018, including the year ended June 30, 2018, are presented under the previous revenue recognition guidance, ASC 605, and have not been restated to conform to ASC 606. Additionally, the Company made some reclassifications in the year ending June 30, 2018 to conform to the year ending June 30, 2019 reporting for comparability purposes.

The following table compares condensed consolidated statements of operations data by geographic operating segments for the fiscal years ended June 30, 2019 and 2018 (in thousands):

	Year Ended June 30, 2019				Year Ended June 30, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$198,097	$32,004	$—	$230,101	$174,704	$25,441	$—	$200,145

Operating expenses:
Operating partner commissions	102,553	—	—	102,553	88,844	—	—	88,844
Personnel costs	42,777	13,930	3,668	60,375	41,214	14,311	3,041	58,566
Selling, general and administrative expenses	18,473	6,799	3,191	28,463	15,449	8,253	2,463	26,165
Depreciation and amortization	3,623	1,560	10,026	15,209	2,650	1,252	10,487	14,389
Transition and lease termination costs	(11)	—	—	(11)	107	69	—	176
Change in fair value of contingent consideration	—	—	(1,207)	(1,207)	—	—	(1,176)	(1,176)

Total operating expenses	167,415	22,289	15,678	205,382	148,264	23,885	14,815	186,964

Income (loss) from operations	30,682	9,715	(15,678)	24,719	26,440	1,556	(14,815)	13,181
Other income (expense)	521	(87)	(2,973)	(2,539)	430	(30)	(3,075)	(2,675)

Income (loss) before income taxes	31,203	9,628	(18,651)	22,180	26,870	1,526	(17,890)	10,506
Income tax expense	—	—	(4,800)	(4,800)	—	—	(73)	(73)

Net income (loss)	31,203	9,628	(23,451)	17,380	26,870	1,526	(17,963)	10,433
Less: net income attributable to non- controlling interest	(1,034)	—	—	(1,034)	(245)	—	—	(245)

Net income (loss) attributable to Radiant Logistics, Inc.	30,169	9,628	(23,451)	16,346	26,625	1,526	(17,963)	10,188
Less: preferred stock dividends	—	—	(956)	(956)	—	—	(2,046)	(2,046)
Less: issuance costs for preferred stock redemption	—	—	(1,659)	(1,659)	—	—	—	—

Net income (loss) attributable to common stockholders	$30,169	$9,628	$(26,066)	$13,731	$26,625	$1,526	$(20,009)	$8,142

	Year Ended June 30, 2019				Year Ended June 30, 2018
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.8%	0.0%	N/A	44.6%	50.9%	0.0%	N/A	44.4%
Personnel costs	21.6%	43.5%	N/A	26.2%	23.6%	56.3%	N/A	29.3%
Selling, general and administrative expenses	9.3%	21.2%	N/A	12.4%	8.8%	32.4%	N/A	13.1%
Depreciation and amortization	1.8%	4.9%	N/A	6.6%	1.5%	4.9%	N/A	7.2%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $13.8 million, or 15.4%, to $102.6 million for the year ended June 30, 2019. The increase is primarily due to increased net revenues from our industry vertical strategy. As a percentage of net revenues, operating partner commissions increased 18 basis points to 44.6% from 44.4% for the years ended June 30, 2019 and 2018, respectively.

Personnel costs increased $1.8 million, or 3.1%, to $60.4 million for the year ended June 30, 2019. The increase is primarily due to new company owned locations opened during the previous fiscal year. As a percentage of net revenues, personnel costs decreased 302 basis points to 26.2% from 29.3% for the years ended June 30, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expenses increased $2.3 million, or 8.8%, to $28.5 million for the year ended June 30, 2019. The increase is primarily attributable to increased technology spending, legal and bad debt expense for the period. As a percentage of net revenues, SG&A decreased 70 basis points to 12.4% from 13.1% for the years ended June 30, 2019 and 2018, respectively.

Depreciation and amortization costs increased $0.8 million, or 5.7%, to $15.2 million for the year ended June 30, 2019. As a percentage of net revenues, depreciation and amortization decreased 58 basis points to 6.6% from 7.2% for the years ended June 30, 2019 and 2018, respectively.

The transition and lease termination cost was negative $11 thousand for an adjustment to the lease termination liability for the year ended June 30, 2019. The comparable prior year period amount of $176 thousand represents lease termination costs associated with facility consolidation of the Company-owned location in New Jersey with the acquisition of DLT.

Change in fair value of contingent consideration was a gain of $1.2 million for the year ended June 30, 2019, compared to a gain of $1.2 million for the year ended June 30, 2018. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $0.1 million, or 5.1%, to $2.5 million for the year ended June 30, 2019. The change is primarily due to the foreign currency transaction gain in the current period and the loss in the prior period.

Our change in net income is driven principally by increased net revenues, partially offset by increased operating expenses and increased income taxes compared to the prior year.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2019 and 2018 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Year Ended June 30, 2019				Year Ended June 30, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$30,169	$9,628	$(26,066)	$13,731	$26,625	$1,526	$(20,009)	$8,142
Plus: preferred stock dividends	—	—	956	956	—	—	2,046	2,046
Plus: issuance costs for preferred stock redemption	—	—	1,659	1,659	—	—	—	—
Net income (loss) attributable to Radiant Logistics, Inc.	30,169	9,628	(23,451)	16,346	26,625	1,526	(17,963)	10,188

Income tax expense	—	—	4,800	4,800	—	—	73	73
Depreciation and amortization	3,623	1,560	10,026	15,209	2,650	1,252	10,487	14,389
Net interest expense	—	—	2,973	2,973	—	—	3,075	3,075

EBITDA	33,792	11,188	(5,652)	39,328	29,275	2,778	(4,328)	27,725

Share-based compensation	985	98	529	1,612	925	119	470	1,514
Change in fair value of contingent consideration	—	—	(1,207)	(1,207)	—	—	(1,176)	(1,176)
Acquisition related costs	—	75	241	316	—	—	239	239
Litigation costs	—	—	754	754	—	—	346	346
Non-recurring costs	—	—	128	128	—	—	—	—
Transition and lease termination costs	(11)	—	—	(11)	107	69	—	176
MM&D Start-up costs	—	—	—	—	—	410	—	410
Foreign currency transaction loss (gain)	(248)	88	—	(160)	(17)	25	—	8

Adjusted EBITDA	$34,518	$11,449	$(5,207)	$40,760	$30,290	$3,401	$(4,449)	$29,242
Adjusted EBITDA as a % of net revenues (1)	17.4%	35.8%	N/A	17.7%	17.3%	13.4%	N/A	14.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Fiscal year ended June 30, 2019 compared to fiscal year ended June 30, 2018

Net cash provided by operating activities were $39.8 million and $4.8 million for the years ended June 30, 2019 and 2018, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts payable and accounts receivable. Compared to the prior fiscal year, cash provided by operating activities increased mainly due to increased collections from customers and decreased payments to suppliers.

Net cash used for investing activities were $6.2 million and $6.8 million for the years ended June 30, 2019 and 2018, respectively. The primary uses of cash were for purchases of technology and equipment and for acquisitions. Cash paid for acquisitions was $0.7 million for the year ended June 30, 2018. Cash paid for purchases of technology and equipment was $6.4 million and $5.7 million for the years ended June 30, 2019 and 2018, respectively.

Net cash used for financing activities was $35.1 million and net cash provided was $1.4 million for the years ended June 30, 2019 and 2018, respectively. Net repayments to the credit facility was $7.8 million and net proceeds from the credit facility was $7.9 million for the years ended June 30, 2019 and 2018, respectively. Payment for the redemption of preferred stock was $21.0 million for the year ended June 30, 2019. The redemption was funded by a combination of cash on hand and the Senior Credit Facility. The benefit of future reductions in payments of preferred stock dividends will be offset, by some extent, by the increase in debt service payments under the Senior Credit Facility. Repayments of notes payable were $3.7 million and $3.4 million for the years ended June 30, 2019 and 2018, respectively. Payments of contingent consideration were $0.2 million and $0.4 million for the years ended June 30, 2019 and 2018, respectively. Payments of preferred stock dividends were $1.3 million and $2.0 million for the years ended June 30, 2019 and 2018, respectively.

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

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. During the year ended June 30, 2019, we spent approximately $2.2 million on enhancing our technology and software systems in order to increase our operating efficiency. We intend to spend in excess of $3.5 million during the fiscal year ended June 30, 2020 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

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

As of June 30, 2019, we have gross availability of $65.0 million, net of $13.8 million in advances and letter of credit reserves with approximately $51.3 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing, and the balance paid over a number of years in the form of earn-out installments which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 of the “Notes to the Consolidated Financial Statements” contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $73,000.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Senior Credit Facility, we will incur approximately $60,000 of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $10,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Radiant Logistics, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. and subsidiaries ("the Company") as of June 30, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers during the year ended June 30, 2019 due to the adoption of ASU No. 2014‑09, Revenue from Contracts with Customers, as amended.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Seattle, Washington

September 12, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,420	$6,992
Accounts receivable, net of allowance of $1,887 and $1,703, respectively	93,123	137,578
Contract assets	17,777	—
Income tax receivable	506	2,105
Prepaid expenses and other current assets	8,066	6,599
Total current assets	124,892	153,274

Technology and equipment, net	20,127	18,566

Goodwill	65,389	65,389
Intangible assets, net	55,742	65,264
Deposits and other assets	1,560	2,945
Total other long-term assets	122,691	133,598
Total assets	$267,710	$305,438

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,097	$90,153
Operating partner commissions payable	12,891	14,322
Accrued expenses	6,224	5,404
Current portion of notes payable	4,088	3,726
Current portion of contingent consideration	375	960
Current portion of transition and lease termination liability	215	1,385
Other current liabilities	532	295
Total current liabilities	98,422	116,245

Notes payable, net of current portion	32,500	43,197
Contingent consideration, net of current portion	—	1,615
Transition and lease termination liability, net of current portion	47	—
Deferred rent liability	862	1,020
Deferred income taxes	7,838	8,665
Other long-term liabilities	761	1,082
Total long-term liabilities	42,008	55,579
Total liabilities	140,430	171,824

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; nil and 839,200 shares issued and outstanding, respectively	—	1
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,678,262 and 49,511,907 shares issued, and 49,586,464 and 49,420,109 shares outstanding, respectively	31	31
Additional paid-in capital	100,186	117,968
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	26,883	15,539
Accumulated other comprehensive income	187	186
Total Radiant Logistics, Inc. stockholders’ equity	127,034	133,472
Non-controlling interest	246	142
Total equity	127,280	133,614
Total liabilities and equity	$267,710	$305,438

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share data)	Year Ended June 30,
	2019	2018
Revenues	$890,517	$842,417

Operating expenses:
Cost of transportation and other services	660,416	642,272
Operating partner commissions	102,553	88,844
Personnel costs	60,375	58,566
Selling, general and administrative expenses	28,463	26,165
Depreciation and amortization	15,209	14,389
Transition and lease termination costs	(11)	176
Change in fair value of contingent consideration	(1,207)	(1,176)
Total operating expenses	865,798	829,236

Income from operations	24,719	13,181

Other income (expense):
Interest income	50	34
Interest expense	(3,023)	(3,109)
Foreign currency transaction gains (losses)	160	(8)
Other	274	408
Total other expense	(2,539)	(2,675)

Income before income taxes	22,180	10,506

Income tax expense	(4,800)	(73)

Net income	17,380	10,433
Less: net income attributable to non-controlling interest	(1,034)	(245)

Net income attributable to Radiant Logistics, Inc.	16,346	10,188
Less: preferred stock dividends	(956)	(2,046)
Less: issuance costs for preferred stock redemption	(1,659)	—

Net income attributable to common stockholders	$13,731	$8,142

Other comprehensive income:
Foreign currency translation gain	1	121
Comprehensive income	$17,381	$10,554

Income per share attributable to common stockholders:
Basic	$0.28	$0.17
Diluted	$0.27	$0.16

Weighted average common shares outstanding:
Basic	49,497,007	49,239,870
Diluted	51,082,652	50,634,671

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

l	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income	Equity	Interest	Equity
Balance as of June 30, 2017	839,200	$1	49,085,417	$30	$116,172	$(253)	$7,397	$65	$123,412	$53	$123,465
Issuance of common stock to former shareholders of acquired businesses	—	—	133,082	1	672	—	—	—	673	—	673
Share-based compensation	—	—	—	—	1,514	—	—	—	1,514	—	1,514
Issuance of common stock upon exercise of stock options	—	—	201,610	—	(390)	—	—	—	(390)	—	(390)
Preferred dividends paid	—	—	—	—	—	—	(2,046)	—	(2,046)	—	(2,046)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	—	10,188	—	10,188	245	10,433
Other comprehensive income	—	—	—	—	—	—	—	121	121	—	121

Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018 (Note 2)	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	1,612	—	—	—	1,612	—	1,612
Issuance of common stock to former shareholders of acquired businesses	—	—	36,806	—	203	—	—	—	203	—	203
Issuance of common stock upon exercise of stock options	—	—	129,549	—	(277)	—	—	—	(277)	—	(277)
Preferred dividends paid	—	—	—	—	—	—	(1,303)	—	(1,303)	—	(1,303)
Redemption of preferred stock	(839,200)	(1)	—	—	(19,320)	—	(1,659)	—	(20,980)	—	(20,980)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(930)	(930)
Net income	—	—	—	—	—	—	16,346	—	16,346	1,034	17,380
Other comprehensive income	—	—	—	—	—	—	—	1	1	—	1
Balance as of June 30, 2019	—	$—	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)	Year Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$17,380	$10,433
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
share-based compensation	1,612	1,514
amortization of intangible assets	10,009	9,899
depreciation and amortization of technology and equipment	5,200	4,490
deferred income tax benefit	(674)	(2,199)
amortization of debt issuance costs	226	243
change in fair value of contingent consideration	(1,207)	(1,176)
transition and lease termination costs	(11)	176
loss (gain) on disposal of technology and equipment	(11)	5
change in allowance for doubtful accounts	184	104
CHANGES IN OPERATING ASSETS AND LIABILITIES:
accounts receivable	11,627	(21,799)
contract assets	16,236	—
income tax receivable	1,598	(1,688)
prepaid expenses, deposits and other assets	(1,787)	533
accounts payable	(12,090)	3,486
operating partner commissions payable	(472)	3,479
accrued expenses	(6,140)	561
other liabilities	(62)	337
deferred rent liability	(119)	138
payment of contingent consideration	(626)	(2,858)
transition and lease termination liability	(1,060)	(917)
Net cash provided by operating activities	39,813	4,761

INVESTING ACTIVITIES:
Payments to acquire businesses	—	(741)
Purchases of technology and equipment	(6,413)	(5,737)
Proceeds from sale of technology and equipment	474	134
Payment for acquisition of intangible assets	(262)	(425)
Net cash used for investing activities	(6,201)	(6,769)

FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net	(7,756)	7,891
Payments of debt issuance costs	—	(89)
Repayments of notes payable	(3,673)	(3,446)
Payments of contingent consideration	(164)	(413)
Payments of preferred stock dividends	(1,303)	(2,046)
Payment for preferred stock redemption	(20,980)	—
Distribution to non-controlling interest	(930)	(156)
Payments of employee tax withholdings related to cashless exercise of stock options	(277)	(390)
Net cash provided by (used for) financing activities	(35,083)	1,351

Effect of exchange rate changes on cash and cash equivalents	(101)	1,841

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,572)	1,184
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,992	5,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,420	$6,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$4,373	$4,062
Interest paid	$2,804	$2,870

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

In June 2018, the Company acquired $2,300 of refrigerated trailers financed through a capital lease. During the year ended June 30, 2019, the Company acquired $812 of refrigerated trailers financed through a capital lease.

In January 2019, the Company issued 36,806 shares of common stock at a fair value of $5.51 per share in satisfaction of $203 of earn-out payments related to Highways and Skyways, Inc. for the period ended June 30, 2018, resulting in a decrease to the current portion of contingent consideration, and an increase to common stock and additional paid-in capital of $203.

In June 2019, $224 was recorded as an increase to accrued expenses and intangible assets for the purchase of a customer list for which the purchase price was not paid before year-end.

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

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, less than truckload services; and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added supply chain services, including order fulfillment, inventory management, and warehouse and distribution services (collectively, “MM&D” services), and customs brokerage services to complement its core transportation service offering.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, 2019-04, and 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets. Companies are required to use a modified retrospective approach on adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings. The standard is effective for the Company on July 1, 2019. The Company will transition using the modified retrospective approach at the beginning of the period of adoption. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification.

Adoption of Topic 842 is will result in increases in assets and liabilities as follows. Adoption of the standard has no impact on our consolidated statements of comprehensive income:

(In thousands)	Balance as of June 30, 2019	Transition Adjustment		Balance as of July 1, 2019
Consolidated Balance Sheet
Assets
Operating lease right-of-use asset	$—	$16,637		$16,637

Liabilities
Deferred rent liability	862	(862)		—
Other current liability	532	6,711	(1)	7,243
Operating lease liability, net of current portion	—	10,788	(2)	10,788
(1)	Represents the recognition of current portion of operating lease liability.
(2)	Represents the recognition of non-current portion of operating lease liability.

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

The Company adopted ASC 606 using the modified retrospective method applied to those contracts not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with ASC 605. The Company recorded a cumulative effect adjustment of $335, net of tax, to decrease the opening balance of retained earnings as of July 1, 2018, for the initial application of ASC 606. The transition adjustment includes primarily certain transportation services transactions with customers that required a change in the timing of when revenue is recognized. The corresponding direct costs of revenue, including primarily purchased transportation costs and commissions, have been expensed as incurred. The Company satisfied a significant majority of the performance obligations for contract liabilities recorded upon the adoption and recognized the corresponding revenues and related direct costs of revenue during the year ended June 30, 2019.

As stated, the comparative prior period information for the year ended June 30, 2018 has not been adjusted and continues to be reported under the Company’s historical revenue recognition policies as described in Note 2 to the consolidated financial statements in the Annual Report on Form 10-K filed on September 13, 2018.

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

The tables below summarize the impacts of the application of ASC 606 as compared with ASC 605, the guidance that was in effect before the change on the consolidated statement of comprehensive income for the year ended June 30, 2019, and consolidated balance sheet as of June 30, 2019:

	Year Ended June 30, 2019
(In thousands, except per share data)	As Reported	Adjustments for ASC 606	Balance, ASC 605
Consolidated Statement of Operations
Revenues	$890,517	$(6,918)	$883,599

Operating expenses:
Cost of transportation and other services	660,416	(6,365)	654,051
Operating partner commissions	102,553	(332)	102,221
Personnel costs	60,375	—	60,375
Selling, general and administrative expenses	28,463	—	28,463
Depreciation and amortization	15,209	—	15,209
Transition and lease termination costs	(11)	—	(11)
Change in fair value of contingent consideration	(1,207)	—	(1,207)
Total operating expenses	865,798	(6,697)	859,101

Income from operations	24,719	(221)	24,498

Total other expense	(2,539)	—	(2,539)

Income before income taxes	22,180	(221)	21,959
Income tax expense	(4,800)	52	(4,748)

Net income	17,380	(169)	17,211
Less: net income attributable to noncontrolling interest	(1,034)	—	(1,034)

Net income attributable to Radiant Logistics, Inc.	16,346	(169)	16,177
Less: preferred stock dividends	(956)	—	(956)
Less: issuance costs for preferred stock redemption	(1,659)	—	(1,659)

Net income attributable to common stockholders	$13,731	$(169)	$13,562

Income per share attributable to common stockholders:
Basic	$0.28	$—	$0.28
Diluted	$0.27	$—	$0.27

	June 30, 2019
(In thousands)	As Reported	Adjustments for ASC 606	Balance, ASC 605
Consolidated Balance Sheet
Assets
Accounts receivable, net of allowance	$93,123	$20,797	$113,920
Contract assets	17,777	(17,777)	—

Liabilities
Accounts payable	74,097	2,177	76,274
Operating partner commissions payable	12,891	627	13,518
Deferred income taxes	7,838	50	7,888

Equity
Retained earnings	$26,883	$166	$27,049

The adoption of ASC 606 did not have a material impact on the consolidated statement of cash flows for the year ended June 30, 2019.

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

The consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”), and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 9), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated.

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

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. The Company typically performs its annual goodwill impairment test effective as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. Based on the most recent annual impairment test, there was no impairment.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of June 30, 2019, management believes there are no indications of impairment.

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

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of June 30, 2019. Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets are amortized using the straight-line method over a period of up to 10 years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.

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

i)Revenue Recognition (Effective July 1, 2018)

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the year ended June 30, 2019, respectively, are as follows:

	Year Ended June 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$766,286	$91,710	$(434)	$857,562
Value-added services (1)	13,385	19,570	—	32,955
Total	$779,671	$111,280	$(434)	$890,517

Timing of Revenue Recognition:
Services transferred over time	$777,022	$111,280	$(434)	$887,868
Services transferred at a point in time	2,649	—	—	2,649
Total	$779,671	$111,280	$(434)	$890,517

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

The Company also applies the practical expedient that permits the recognition of employee sales commissions related to transportation services as an expense when incurred since the amortization period of such costs is less than one year. These costs are included in the consolidated statements of comprehensive income.

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

j)	Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2019, and 2018, the Company’s contributions under the plan were $1,327 and $862, respectively.

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

o)	Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

(In thousands, except share data)	Year Ended June 30,
	2019	2018
Numerator:
Net income attributable to Radiant Logistics, Inc.	$16,346	$10,188
Less: preferred stock dividends	(956)	(2,046)
Less: issuance costs for preferred stock redemption	(1,659)	—
Net income attributable to common stockholders	$13,731	$8,142

Denominator:
Weighted average common shares outstanding, basic	49,497,007	49,239,870
Dilutive effect of share-based awards	1,585,645	1,394,801

Weighted average common shares outstanding, diluted	51,082,652	50,634,671

Potentially dilutive common shares excluded	454,199	1,260,588

NOTE 5 – TECHNOLOGY AND EQUIPMENT

(In thousands)		June 30,
	Useful Life	2019	2018
Computer software	3 - 5 years	$18,013	$15,842
Trailers and related equipment	3 - 15 years	6,941	6,362
Office and warehouse equipment	3 - 15 years	4,082	3,205
Leasehold improvements	(1)	3,672	3,155
Computer equipment	3 - 15 years	2,529	2,210
Furniture and fixtures	3 - 15 years	973	919

		36,210	31,693
Less: accumulated depreciation and amortization		(16,083)	(13,127)

		$20,127	$18,566

(1)	The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to technology and equipment were $5,200 and $4,490 for the years ended June 30, 2019, and 2018, respectively. Computer software includes approximately $722 and $1,168 of software currently in development as of June 30, 2019 and 2018, respectively. Net technology and equipment obtained through capital leases is $3,862 as of June 30, 2019.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amounts of goodwill for the years ending June 30, 2019 and 2018:

(In thousands)	June 30,
	2019	2018
Balance, beginning of year	$65,389	$66,779
Acquisitions	—	218
Measurement period adjustment (1)	—	(1,608)

Balance, end of year	$65,389	$65,389
(1)

In December 2017, the Company adjusted the fair value of goodwill for DLT as a result of additional information obtained during the measurement period that existed from the acquisition date resulting in a measurement period adjustment for DLT to the preliminary amounts recognized.

Other Intangible Assets

Other intangible assets consist of the following as of June 30, 2019 and 2018:

	June 30, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.0 years	$97,002	$(52,076)	$44,926
Trade names and trademarks	10.6 years	14,977	(4,252)	10,725
Covenants not to compete	2.0 years	875	(784)	91

		$112,854	$(57,112)	$55,742

	June 30, 2018
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	6.1 years	$96,515	$(43,140)	$53,375
Trade names and trademarks	11.6 years	14,977	(3,236)	11,741
Covenants not to compete	1.7 years	875	(727)	148

		$112,367	$(47,103)	$65,264

Amortization expense amounted to $10,009 and $9,899 for the years ended June 30, 2019, and 2018, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2020	$9,953
2021	9,394
2022	8,841
2023	8,363
2024	7,988

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	June 30,
	2019	2018
Senior Credit Facility	$13,781	$21,537
Senior Secured Loans	20,591	23,965
Other debt	2,854	2,286
Unamortized debt issuance costs	(638)	(865)

Total notes payable	36,588	46,923
Less: current portion	(4,088)	(3,726)

Total notes payable, net of current portion	$32,500	$43,197

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2020	$4,088
2021	4,359
2022	18,427
2023	4,955
2024	4,730
Thereafter	667

$37,226

Senior Credit Facility

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of June 30, 2019, the Company was in compliance with all of its covenants.

As of June 30, 2019, based on available collateral and outstanding letter of credit commitments, there was $51,253 available for borrowing under the Senior Credit Facility.

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

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of June 30, 2019, the Company was in compliance with all of its covenants.

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

Series A Preferred Stock

At June 30, 2018, the Company had 839,200 shares of 9.75% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Shares”) outstanding with a liquidation preference of $25.00 per share that were issued on December 20, 2013. Net proceeds received from the Series A Preferred Shares issuance totaled approximately $19,320. Dividends on the Series A Preferred Shares were cumulative from the date of original issue and were payable on January 31, April 30, July 31 and October 31, as and if declared by the Company’s board of directors. Commencing on December 20, 2018, the Series A Preferred Shares were redeemable at the Company’s option, in whole or in part, at a cash redemption price of $25.00 per share plus accrued and unpaid dividends (whether declared).

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. Dividends paid to prior holders of Series A Preferred Shares for the year ended June 30, 2019 was $1.5536 per share, totaling $1,303.

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

RLP recorded profits of $1,722 and $409 for the years ended June 30, 2019, and 2018, respectively. RCP’s distributable share was $1,034 and $245 for the years ended June 30, 2019, and 2018, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

(In thousands)	June 30,
	2019	2018
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$412	$245
Prepaid expenses and other current assets	1	—

	$413	$245

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$4	$8
Partners’ capital	409	237

	$413	$245

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of June 30, 2019
	Level 3	Total
Contingent consideration	$375	$375

	Fair Value Measurements as of June 30, 2018
	Level 3	Total
Contingent consideration	$2,575	$2,575

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2017	$9,920
Increase related to accounting for acquisitions	225
Measurement period adjustment (1)	(2,500)
Contingent consideration paid	(3,894)
Change in fair value	(1,176)

Balance as of June 30, 2018	$2,575
Contingent consideration paid	(993)
Change in fair value	(1,207)

Balance as of June 30, 2019	$375
(1)

In December 2017, the Company adjusted the fair value of contingent consideration for DLT as a result of additional information obtained during the measurement period that existed from the acquisition date resulting in a measurement period adjustment for DLT to the preliminary amounts recognized.

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the consolidated statements of comprehensive income. The Company recorded a decrease to contingent consideration of $1,207, and a decrease of $1,176 for the years ended June 30, 2019, and 2018, respectively. The changes in the current and prior periods are principally attributable to net decrease in management’s estimates of future earn-out payments through the remainder of its earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $8,920 through earn-

out periods measured through August 2021, although there are no maximums on certain earn-out payments. Contingent consideration is net of advances of earn-out payments of $488, includes approximately $375 that was earned during fiscal year 2019 and is payable November 2019.

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

NOTE 11 – INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act contains many significant changes to the U.S. federal income tax laws. The primary impact of the Act in fiscal year 2018 was a reduction of the federal statutory tax rate from 35% to 28.1% (average rate of 35% for the first half of fiscal year 2018 and 21% for the second half of fiscal year 2018, consistent with Internal Revenue Code Section 15). Additionally, the Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates a new tax on certain foreign-sourced earnings. The deferred income tax benefit for the year ended June 30, 2019 includes a benefit of $2,378 recognized from the remeasurement of federal deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%.

The significant components of income tax expense (benefit) are as follows:

(In thousands)	Year ended June 30,
	2019	2018
Current:
Federal	$3,244	$2,131
State	1,115	40
Foreign	1,115	101
Total current	5,474	2,272

Deferred:
Federal	(1,282)	(2,420)
State	(289)	(196)
Foreign	897	417
Total deferred	(674)	(2,199)

Total income tax expense	$4,800	$73

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

(In thousands)	Year ended June 30,
	2019	2018
Income tax expense at U.S. statutory rate	$4,086	$2,759
Change in tax law	—	(2,378)
Permanent differences	85	98
State income taxes, net of federal benefit	652	(113)
Foreign income taxes	—	(212)
Other, net	(23)	(81)

Total income tax expense	$4,800	$73

Significant components of deferred tax assets and liabilities are as follows:

(In thousands)	June 30,
	2019	2018
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$388	$360
Accruals	420	315
Share-based compensation	1,250	948
Technology and equipment basis differences	(2,948)	(3,167)
Goodwill deductible for tax purposes	(595)	(416)
Intangible assets	(7,551)	(8,221)
Deferred rent	223	78
Net operating loss carry-forward	626	896
Other, net	349	542

Net deferred tax liabilities	$(7,838)	$(8,665)

The Company’s effective tax rate for the year ended June 30, 2019 is higher than the U.S. federal statutory rate primarily due to state income taxes. The Company’s effective tax rate for the year ended June 30, 2018 is lower than the U.S. federal statutory rate primarily due to the provisional deferred income tax benefit resulting from the remeasurement of federal deferred tax liability due to the Act, as well as state and foreign income taxes. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $726 due to expire primarily through the 2027 fiscal year and a foreign net operating loss carryover of approximately $1,730 due to expire through the 2038 fiscal year.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by U.S. authorities are the years ended June 30, 2016 through June 30, 2019. Tax years that remain subject to examination by state authorities are the years ended June 30, 2015 through June 30, 2019. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2019. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

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

Restricted Stock Awards

During the years ended, June 30, 2019, and 2018 the Company recognized share-based compensation expense related to stock awards of $807 and $550, respectively. As of June 30, 2019, the Company had approximately $1,280 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.80 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2018	490,829	$3.88
Granted	242,955	4.47
Forfeited	(45,864)	4.05

Unvested balance as of June 30, 2019	687,920	$4.08

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the years ended June 30, 2019, and 2018, the Company recognized share-based compensation expense related to stock options of $805 and $964, respectively. The aggregate intrinsic value of options exercised was $1,037 and $1,299, respectively for the years ended June 30, 2019, and 2018. As of June 30, 2019, the Company had approximately $660 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.29 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2018	2,795,588	$3.22	5.60	$2,815
Exercised	(311,165)	2.40	—	1,037
Forfeited	(26,330)	6.05	—	—

Outstanding as of June 30, 2019	2,458,093	$3.30	4.69	$6,995

Exercisable as of June 30, 2019	1,998,766	$3.11	4.34	$6,062

The following table summarizes outstanding and exercisable options by price range as of June 30, 2019:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$0.00 - $0.49	100,000	$0.28	0.10	$586	100,000	$0.28	0.10	$586
$0.50 - $0.99	11,832	0.60	1.40	66	11,832	0.60	1.40	66
$1.00 - $1.49	104,651	1.30	1.67	506	104,651	1.30	1.67	507
$1.50 - $1.99	216,164	1.87	3.92	923	216,164	1.87	3.92	923
$2.00 - $2.49	469,976	2.28	2.94	1,813	469,976	2.28	2.94	1,813
$2.50 - $2.99	60,000	2.75	4.67	203	60,000	2.75	4.67	203
$3.00 - $3.49	491,174	3.24	5.99	1,425	307,848	3.21	5.67	903
$3.50 - $3.99	215,000	3.86	5.92	490	133,000	3.86	5.94	303
$4.00 - $4.49	180,938	4.15	5.62	360	138,700	4.14	5.56	277
$4.50 - $4.99	290,144	4.59	5.84	449	220,076	4.59	5.75	342
$5.00 - $5.49	83,214	5.28	5.86	72	66,519	5.28	5.86	57
$5.50 - $5.99	200,000	5.63	5.76	102	160,000	5.63	5.76	82
$6.00 - $6.49	25,000	6.18	7.86	—	10,000	6.18	7.86	—
$6.50 - $6.99	10,000	6.77	6.08	—	—	—	—	—

	2,458,093	$3.30	4.69	$6,995	1,998,766	$3.11	4.34	$6,062

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

On October 25, 2013, plaintiff Ingrid Barahona filed a purported class action lawsuit in the Superior Court of the State of California against Radiant Global Logistics, Inc. (“RGL”) and DBA Distribution Services, Inc. (“DBA”, a wholly-owned subsidiary) (collectively referred to as the “Company”) and two third-party staffing companies (collectively with the Company, the “Staffing Defendants”) with whom RGL and DBA contracted for temporary employees. In the lawsuit, Ms. Barahona, on behalf of herself and the putative class, sought damages and penalties under California law, plus interest, attorneys’ fees, and costs, along with equitable remedies, alleging that she and the putative class were the subject of unfair and unlawful business practices, including certain wage and hour violations relating to, among others, failure to provide meal and rest periods, failure to pay minimum wages and overtime, and failure to reimburse employees for work-related expenses. Ms. Barahona alleged that she was jointly employed by the staffing companies and RGL and DBA. RGL and DBA denied Ms. Barahona’s allegations in their entirety, denied that they were liable to Ms. Barahona or the putative class members in any way, and vigorously defended against these allegations based upon a preliminary evaluation of applicable records and legal standards. If Ms. Barahona were to prevail on her allegations on substantially all claims against the Company, the Company could be liable for uninsured damages in an amount that, while not significant when evaluated against either the Company’s assets or current and expected level of annual earnings, could be material when judged against the Company’s earnings in the particular quarter in which any such damages arose, if at all.

On February 19, 2019, the Company filed a Motion to Dismiss the class action case, which the court granted on March 14, 2019, and subsequently entered judgment in favor of the Company on April 30, 2019. On May 15, 2019, Plaintiff filed a Notice of Appeal, seeking appellate review. The trial judge’s decision to dismiss the case and enter judgment in favor of the Company will be reviewed by the Second District Court of Appeal for the State of California. To date, however, the Court of Appeal has not issued an appellate briefing schedule. At this time, the Company is unable to express an opinion as to the likely outcome of the matter.

Commitments

The Company has operating lease commitments for equipment rentals, office space, and warehouse space under non-cancelable operating leases expiring at various dates through April 2025. Rent expense is recognized on a straight-line basis over the term of the lease.

Minimum future lease payments (excluding the lease payments included in the transition and lease termination liability) under these non-cancelable operating leases for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2020	$7,176
2021	5,753
2022	3,691
2023	1,003
2024	392
Thereafter	314

Total minimum lease payments	$18,329

Rent expense amounted to $9,799 and $8,978 for the years ended June 30, 2019, and 2018, respectively.

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

The transition and lease termination liability consist of the following:

(In thousands)	Lease Termination Costs	Retention and Severance Costs	Total
Balance as of June 30, 2017	$1,614	$400	$2,014
Transition and lease termination costs	63	113	176
Payments and other	(706)	(99)	(805)

Balance as of June 30, 2018	$971	$414	$1,385
Transition and lease termination costs	(11)	—	(11)
Payments and other	(875)	(237)	(1,112)

Balance as of June 30, 2019	$85	$177	$262

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

The following table represents the estimated undiscounted earn-out payments to be paid during the year ended June 30, 2020 (none in future periods):

(In thousands)	2020
Earn-out payments:
Cash	$505
Equity (1)	94

Total estimated earn-out payments	$599

(1)The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

Year Ended June 30, 2019 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$779,671	$111,280	$(434)	$890,517
Net revenues (1)	198,097	32,004	—	230,101
Income (loss) from operations	30,682	9,715	(15,678)	24,719
Other income (expense)	521	(87)	(2,973)	(2,539)
Income (loss) before income taxes	31,203	9,628	(18,651)	22,180
Depreciation and amortization	3,623	1,560	10,026	15,209
Technology and equipment, net	14,886	5,241	—	20,127
Transition and lease termination costs	(11)	—	—	(11)
Transition and lease termination liability	194	68	—	262
Goodwill	43,991	21,398	—	65,389

Year Ended June 30, 2018 (In thousands)
Revenues	$735,401	$108,279	$(1,263)	$842,417
Net revenues (1)	174,704	25,441	—	200,145
Income (loss) from operations	26,440	1,556	(14,815)	13,181
Other income (expense)	430	(30)	(3,075)	(2,675)
Income (loss) before income taxes	26,870	1,526	(17,890)	10,506
Depreciation and amortization	2,650	1,252	10,487	14,389
Technology and equipment, net	15,113	3,453	—	18,566
Transition and lease termination costs	107	69	—	176
Transition and lease termination liability	371	1,014	—	1,385
Goodwill	43,991	21,398	—	65,389
(1)	Net revenues are revenues net of cost of transportation and services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2019, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on management’s assessment based on the criteria of COSO, we concluded that, as of June 30, 2019, our internal control over financial reporting is effective, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	55	Chief Executive Officer and Chairman of the Board of Directors
Jack Edwards	74	Director
Richard P. Palmieri	66	Director
Michael Gould.	55	Director
Arnold Goldstein	65	Senior Vice President & Chief Commercial Officer
Todd E. Macomber	55	Senior Vice President & Chief Financial Officer
Joseph Bento	56	Senior Vice President & Chief Operating Officer of Freight Forwarding Operations
Tim Boyce	59	Senior Vice President & Chief Operating Officer of Rail and Truck Brokerage Operations
John W. Sobba	63	Senior Vice President & General Counsel

Board of Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: accounting and finance; strategic planning; logistics and operations, human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

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

Jack Edwards. Mr. Edwards was appointed as a director in December 2011. Mr. Edwards is an independent business executive who since 2002 has been providing strategic, investment and operational advisory services to a broad range of corporate and private equity clients and boards. From 2001 through 2002, he was the President and Chief Executive Officer of American Medical Response, Inc., a provider of private ambulatory services. Prior to this, Mr. Edwards served as the President and Chief Executive Officer at a variety of logistics and freight-forwarding companies, including Danzas Corporation and ITEL Transportation Group. Previously, he held senior executive positions at Circle International, American President Lines and The Southern Pacific Transportation Company. Mr. Edwards has served as a director of several publicly traded corporations, including Laidlaw Inc. (NYSE), ITEL Corp. (NYSE) and Sun Gro Horticulture Canada Ltd. (TSX) where he served as Chairman of the Board. Mr. Edwards currently serves as a director for Zonar Systems, Inc., Yesler, Inc., and DNA Brand Mechanics, LLC. Mr. Edwards received a Bachelor of Science in Food Science and Technology from the University of California, Davis, and a Master of Business Administration in Marketing from the University of Oregon. As a result of these and other professional experiences, Mr. Edwards possesses particular knowledge and experience in the transportation and logistics industry, along with business combinations and financial management, that strengthen the Board’s collective qualifications, skills, and experience.

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

Michael Gould. Mr. Gould was appointed as a director in July 2016. Mr. Gould is a seasoned information technology executive, currently serving as the Chief Operating Officer for Zonar Systems, a subsidiary of Continental, AG. Prior to Zonar Systems Mr. Gould served as Senior Vice President, Oracle Consulting in North America at Oracle Corporation. Prior to this, from 2008 to 2015, Mr. Gould led the Americas Technology Services Consulting Organization for Hewlett-Packard Company (“HP”) as the Vice President and General Manager. Prior to HP, Mr. Gould served in various roles at Oracle, BearingPoint and BEA. He holds a Bachelor of Science degree in Mechanical Engineering from Texas A&M University and a Master of Business Administration from Santa Clara University. As a result of these and other professional experiences, Mr. Gould possesses particular knowledge and experience in management and technology that strengthen the Board’s collective qualifications, skills and experience.

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

Joseph Bento. Mr. Bento joined the Company in January 2016 and served as Senior Vice President of Operations until his appointment to Senior Vice President and Chief Operating Officer of Freight Forwarding Operations in mid-2016. Prior to joining the Company, Mr. Bento served in a variety of significant roles within the transportation industry, including, (i) from June 2015 to November 2015, as Executive Vice President of Neovia Logistics, (ii) from September 2012 to April 2015, as the Chief Sales Officer of SEKO Logistics; and (iii) from 1998 to 2012, in various leadership roles at Eagle Global Logistics and its successor, CEVA Logistics. Mr. Bento earned a Bachelor of Science in Finance from California State University – Long Beach.

Tim Boyce. Mr. Boyce has served as our Senior Vice President and Chief Operating Officer of Rail and Truck Brokerage Operations since our acquisition of Wheels in April 2015. He came to Wheels on February 1, 2012 to serve as the Executive Vice President - Marketing and Sales and was promoted to Chief Marketing Officer shortly thereafter. From October 2013 until April 2015, he served as President of Wheels’ U.S. operations. Prior to joining Wheels, Mr. Boyce was employed by Canadian Pacific Railway where he served in various senior roles including General Manager - Sales and Marketing Domestic Intermodal. Prior to this, he was the Vice President - Sales and Marketing with Canpar Transport Ltd, a leading Canadian courier company, and TST (formerly TNT) Overland Express, a leading Canadian based LTL company serving customers across North America.

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

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

2.2	Stock Purchase Agreement by and between Radiant Logistics, Inc. and Service by Air, Inc.		8-K		2.1	6/8/15

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaws		8-K		3.1	7/19/11

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

3.5 & 4.5	Certificate of Designations, Preferences and Rights of 9.75% cumulative Redeemable Perpetual Preferred Stock		10-K/A	6/30/14	3.6	7/15/15

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce+		8-K		10.4	4/8/15

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+		10-K	6/30/16	10.5	9/13/16

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.7	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.8	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.9	Discretionary Management Incentive Compensation Plan effective July 1, 2012+		8-K		10.5	5/14/12

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

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

RADIANT LOGISTICS, INC. (Registrant)

Date: September 12, 2019	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jack Edwards	Director	September 12, 2019
Jack Edwards

/s/ Richard P. Palmieri	Director	September 12, 2019
Richard P. Palmieri

/s/ Michael Gould	Director	September 12, 2019
Michael Gould

/s/ Bohn H. Crain	Chairman and	September 12, 2019
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 12, 2019
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)