Form 10-Q
period 2019-09-30
RADIANT LOGISTICS, INC
filed 2019-11-12
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-35392

RADIANT LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3625550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 114th Avenue S.E., Third Floor Bellevue, Washington 98004
(Address of principal executive offices) (Zip Code)

(425) 943-4599
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report) Securities registered pursuant to Section 12(b) of the Act:

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

There were 49,807,238 shares outstanding of the registrant’s common stock as of November 1, 2019.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,218	$5,420
Accounts receivable, net of allowance of $1,882 and $1,887, respectively	96,642	93,123
Contract assets	22,099	17,777
Income tax receivable	1,435	506
Prepaid expenses and other current assets	8,373	8,066
Total current assets	137,767	124,892

Technology and equipment, net	20,327	20,127

Goodwill	65,389	65,389
Intangible assets, net	53,112	55,742
Operating lease right-of-use assets	14,912	—
Deposits and other assets	1,570	1,560
Total other long-term assets	134,983	122,691
Total assets	$293,077	$267,710

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,087	$74,097
Operating partner commissions payable	11,538	12,891
Accrued expenses	6,783	6,224
Current portion of notes payable	3,707	3,687
Current portion of operating lease liability	6,605	—
Current portion of finance lease liability	681	683
Other current liabilities	794	840
Total current liabilities	107,195	98,422

Notes payable, net of current portion	35,505	30,047
Operating lease liability, net of current portion	9,137	—
Finance lease liability, net of current portion	2,998	3,161
Deferred income taxes	7,609	7,838
Deferred rent liability	—	862
Other long-term liabilities	118	100
Total long-term liabilities	55,367	42,008
Total liabilities	162,562	140,430

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,899,036 and 49,678,262 shares issued, and 49,807,238 and 49,586,464 shares outstanding, respectively	31	31
Additional paid-in capital	100,156	100,186
Treasury stock, at cost, 91,798 shares	(253)	(253)
Retained earnings	30,118	26,883
Accumulated other comprehensive income	301	187
Total Radiant Logistics, Inc. stockholders’ equity	130,353	127,034
Non-controlling interest	162	246
Total equity	130,515	127,280
Total liabilities and equity	$293,077	$267,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2019	2018
Revenues	$200,543	$218,883

Operating expenses:
Cost of transportation and other services	145,010	164,015
Operating partner commissions	24,178	24,828
Personnel costs	14,847	14,545
Selling, general and administrative expenses	7,664	7,124
Depreciation and amortization	4,036	3,633
Transition and lease termination costs	(9)	—
Change in fair value of contingent consideration	15	(95)
Total operating expenses	195,741	214,050

Income from operations	4,802	4,833

Other income (expense):
Interest income	15	12
Interest expense	(707)	(789)
Foreign currency transaction gains (losses)	(23)	34
Other	31	150
Total other expense	(684)	(593)

Income before income taxes	4,118	4,240

Income tax expense	(787)	(977)

Net income	3,331	3,263
Less: net income attributable to non-controlling interest	(96)	(180)

Net income attributable to Radiant Logistics, Inc.	3,235	3,083
Less: preferred stock dividends	—	(511)

Net income attributable to common stockholders	$3,235	$2,572

Other comprehensive income:
Foreign currency translation gain (loss)	114	(305)
Comprehensive income	$3,445	$2,958

Income per share attributable to common stockholders:
Basic	$0.07	$0.05
Diluted	$0.06	$0.05

Weighted average common shares outstanding:
Basic	49,662,540	49,437,930
Diluted	51,428,013	50,705,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	331	—	—	—	331	—	331
Issuance of common stock upon exercise of stock options	—	—	32,979	—	(63)	—	—	—	(63)	—	(63)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	—	3,083	—	3,083	180	3,263
Other comprehensive loss	—	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance as of September 30, 2018	839,200	$1	49,453,088	$31	$118,236	$(253)	$16,071	$(119)	$133,967	$232	$134,199

Balance as of June 30, 2019	—	$—	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock upon vesting of restricted stock awards	—	—	138,147	—	(314)	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of stock options	—	—	82,627	—	(146)	—	—	—	(146)	—	(146)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(180)	(180)
Share-based compensation	—	—	—	—	430	—	—	—	430	—	430
Net income	—	—	—	—	—	—	3,235	—	3,235	96	3,331
Other comprehensive income	—	—	—	—	—	—	—	114	114	—	114
Balance as of September 30, 2019	—	$—	49,807,238	$31	$100,156	$(253)	$30,118	$301	$130,353	$162	$130,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2019	2018
OPERATING ACTIVITIES:
Net income	$3,331	$3,263
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	430	331
Amortization of intangible assets	2,630	2,472
Depreciation and amortization of technology and equipment	1,406	1,161
Deferred income tax benefit	(229)	(253)
Amortization of debt issuance costs	55	59
Change in fair value of contingent consideration	15	(95)
Transition and lease termination costs	(9)	—
Gain on disposal of technology and equipment	(1)	(16)
Change in (recovery of) allowance for doubtful accounts	(5)	332
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(3,689)	4,440
Contract assets	(4,328)	6,759
Income tax receivable	(937)	1,055
Prepaid expenses, deposits and other assets	1,307	(1,876)
Accounts payable	2,859	(5,488)
Operating partner commissions payable	(1,353)	506
Accrued and other liabilities	(1,353)	(6,808)
Net cash provided by operating activities	129	5,842

INVESTING ACTIVITIES:
Purchases of technology and equipment	(1,697)	(1,134)
Proceeds from sale of technology and equipment	15	232
Net cash used for investing activities	(1,682)	(902)

FINANCING ACTIVITIES:
Proceeds from (repayments to) credit facility, net	6,538	(2,003)
Repayments of notes payable and finance lease liability	(1,059)	(843)
Payments of preferred stock dividends	—	(511)
Distribution to non-controlling interest	(180)	(90)
Payments of employee tax withholdings related to vesting of restricted stock awards	(314)	—
Payments of employee tax withholdings related to cashless exercise of stock options	(146)	(63)
Net cash provided by (used for) financing activities	4,839	(3,510)

Effect of exchange rate changes on cash and cash equivalents	512	(466)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,798	964
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,420	6,992

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,218	$7,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,990	$178
Interest paid	$650	$735

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added supply chain services, including order fulfillment, inventory management, and warehouse and distribution services (collectively, “MM&D” services), and customs brokerage services to complement its core transportation service offering.

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

Interim Disclosure

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

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

Recently Adopted Accounting Guidance

ASC 842 - Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20, and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets. Companies are required to use a modified retrospective approach on adoption, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented or (2) retrospectively at the beginning of the period of adoption, through a cumulative-effect adjustment to retained earnings. The Company adopted the standard on July 1, 2019. The Company transitioned using the modified retrospective approach at the beginning of the period of adoption. Consequently, periods before July 1, 2019 will continue to be reported in accordance with the prior accounting guidance in ASC 840. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification for leases that commenced before July 1, 2019.

The disclosure requirements of ASC 842 are included within Note 5. Adoption of the standard had no impact on our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. Adoption of Topic 842 resulted in increases in assets and liabilities in the Company’s condensed consolidated balance sheets as follows:

(In thousands)	Balance as of June 30, 2019	Transition Adjustment	Balance as of July 1, 2019
Assets
Operating lease right-of-use assets	$—	$16,637	$16,637

Liabilities
Current portion of operating lease liability	—	6,711	6,711
Current portion of finance lease liability	683	—	683
Operating lease liability, net of current portion	—	10,788	10,788
Finance lease liability, net of current portion	3,161	—	3,161
Deferred rent liability	862	(862)	—

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”) and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 10), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated.

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

The Company’s receivables are recorded when billed and represent amounts owed by third-party customers, as well as amounts owed by strategic operating partners. The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records an allowance for doubtful accounts to reduce the net recognized receivable to an amount the Company believes will be reasonably collected. The allowance for doubtful accounts is determined from the analysis of the aging of the accounts receivable, historical experience and knowledge of specific customers.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of September 30, 2019, management believes there are no indications of impairment.

g)	Long-Lived Assets

Long-lived assets, such as technology and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist.

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of September 30, 2019. Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets are amortized using the straight-line method over a period of up to ten years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.
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

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the condensed consolidated statements of comprehensive income. Amounts are generally due annually on November 1st and 90 days following the quarter of the final earn-out period of each respective acquisition.

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the condensed consolidated statements of comprehensive income.

i)	Revenue Recognition

The Company’s revenues are primarily from transportation services, which includes providing for the arrangement of freight, both domestically and internationally, through modes of transportations, such as air freight, ocean freight, truckload, less than truckload and intermodal. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$171,463	$20,498	$(172)	$191,789
Value-added services (1)	4,421	4,333	—	8,754
Total	$175,884	$24,831	$(172)	$200,543

Timing of Revenue Recognition:
Services transferred over time	$175,093	$24,831	$(172)	$199,752
Services transferred at a point in time	791	—	—	791
Total	$175,884	$24,831	$(172)	$200,543

	Three Months Ended September 30, 2018
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$188,249	$22,936	$(48)	$211,137
Value-added services (1)	2,969	4,777	—	7,746
Total	$191,218	$27,713	$(48)	$218,883

Timing of Revenue Recognition:
Services transferred over time	190,536	27,713	(48)	218,201
Services transferred at a point in time	682	—	—	682
Total	$191,218	$27,713	$(48)	$218,883

(1)Value-added services includes warehouse, distribution services, and other services.

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

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $332 for the three months ended September 30, 2019 and $223 for the three months ended September 30, 2018.

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

p)	Fair Value Measurement

The accounting guidance for fair value, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing, and excess earning models.

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
q)	Leases (Effective July 1, 2019)

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in our condensed consolidated balance sheets. Assets and obligations related to finance leases are included in technology and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2019 is immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2019	2018
Numerator:
Net income attributable to Radiant Logistics, Inc.	$3,235	$3,083
Less: preferred stock dividends	—	(511)
Net income attributable to common stockholders	$3,235	$2,572

Denominator:
Weighted average common shares outstanding, basic	49,662,540	49,437,930
Dilutive effect of share-based awards	1,765,473	1,267,504

Weighted average common shares outstanding, diluted	51,428,013	50,705,434

Potentially dilutive common shares excluded	333,214	1,051,488

NOTE 5 – LEASES

The Company has operating and finance leases for office space, warehouse space, trailers and other equipment. Lease terms expire at various dates through October 2025 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-or-use assets or lease liabilities as it is not reasonably certain to exercise these options.

The components of lease expense were as follows:

(In thousands)	Three Months Ended September 30, 2019
Operating:
Operating lease cost	$1,809

Financing:
Amortization of right-of-use assets	155
Interest on lease liabilities	46

Total finance lease cost	$201

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$1,837
Operating cash flows arising from finance leases	46
Financing cash flows arising from finance leases	167

Supplemental balance sheet information related to leases was as follows:

September 30,
(In thousands)	2019
Operating lease:
Operating lease right-of-use assets	$14,912

Current portion of operating lease liability	6,605
Operating lease liability, net of current portion	9,137

Total operating lease liabilities	$15,742

Finance lease:
Technology and equipment, net	$3,703

Current portion of finance lease liability	681
Finance lease liability, net of current portion	2,998

Total finance lease liabilities	$3,679

Weighted average remaining lease term:
Operating leases	3 years
Finance leases	5 years

Weighted average discount rate:
Operating leases	3.19%
Finance leases	4.52%

As of September 30, 2019, maturities of lease liability for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2020 (remaining)	$5,336	$638
2021	5,754	827
2022	3,704	811
2023	1,005	629
2024	387	557
Thereafter	311	701

Total lease payments	16,497	4,163

Less imputed interest	(755)	(484)

Total lease liability	$15,742	$3,679

NOTE 6 – TECHNOLOGY AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2019	2019
Computer software	3 - 5 years	$19,434	$18,013
Trailers and related equipment	3 - 15 years	6,888	6,941
Office and warehouse equipment	3 - 15 years	4,136	4,082
Leasehold improvements	(1)	3,725	3,672
Computer equipment	3 - 15 years	2,577	2,529
Furniture and fixtures	3 - 15 years	979	973

		37,739	36,210
Less: accumulated depreciation and amortization		(17,412)	(16,083)

		$20,327	$20,127

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to technology and equipment were $1,406 for the three months ended September 30, 2019 and $1,161 for the three months ended September 30, 2018. Computer software includes approximately $1,676 and $722 of software in development as of September 30, 2019 and June 30, 2019, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2019 and June 30, 2019, respectively:

	September 30, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.5 years	$97,002	$(54,441)	$42,561
Trade names and trademarks	10.3 years	14,977	(4,506)	10,471
Covenants not to compete	1.8 years	875	(795)	80

		$112,854	$(59,742)	$53,112

	June 30, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.0 years	$97,002	$(52,076)	$44,926
Trade names and trademarks	10.6 years	14,977	(4,252)	10,725
Covenants not to compete	2.0 years	875	(784)	91

		$112,854	$(57,112)	$55,742

Amortization expense amounted to $2,630 for the three months ended September 30, 2019 and $2,472 for the three months ended September 30, 2018. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2020 (remaining)	$7,323
2021	9,394
2022	8,841
2023	8,363
2024	7,988

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	June 30,
(In thousands)	2019	2019
Senior Credit Facility	$20,321	$13,781
Senior Secured Loans	19,472	20,591
Unamortized debt issuance costs	(581)	(638)

Total notes payable	39,212	33,734
Less: current portion	(3,707)	(3,687)

Total notes payable, net of current portion	$35,505	$30,047

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2020 (remaining)	$2,757
2021	3,896
2022	24,484
2023	4,449
2024	4,207
Thereafter	—

$39,793

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of September 30, 2019, the Company was in compliance with all of its covenants.

As of September 30, 2019, based on available collateral and outstanding letter of credit commitments, there was $43,393 available for borrowing under the Senior Credit Facility.

Senior Secured Loans

In connection with the Company’s acquisition of Wheels International Inc. (“Wheels”), Wheels obtained a CAD$29,000 senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by IPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first 12 months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

In connection with the Company’s acquisition of Lomas, Wheels obtained a CAD$10,000 senior secured Canadian term loan from Integrated Private Debt Fund V LP pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149.

The loans may be prepaid in whole at any time providing the Company gives at least 30 days prior written notice and pays the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date and (ii) the face value of the principal amount being prepaid.

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of September 30, 2019, the Company was in compliance with all of its covenants.

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

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. During the three months ended September 30, 2019, no dividend was paid. Dividends paid to prior holders of Series A Preferred Shares for the three months ended September 30, 2018 were $0.6094 per share, totaling $511.

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities. RLP qualifies as a variable interest entity and is consolidated in these condensed consolidated financial statements.

RLP recorded $162 in profits, of which RCP’s distributable share was $96, for the three months ended September 30, 2019. RLP recorded $300 in profits, of which RCP’s distributable share was $180 for the three months ended September 30, 2018. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

NOTE 11 – INCOME TAXES

For the three months ended September 30, 2019 and 2018, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended September 30,
(In thousands)	2019	2018
Current income tax expense	$1,016	$1,230
Deferred income tax benefit	(229)	(253)

Income tax expense	$787	$977

The Company’s effective tax rate of 19% for the three months ended September 30, 2019 is lower than the U.S. federal statutory rate of 21% primarily due to discrete items such as share-based compensation benefits. The Company’s effective tax rate of 23% for the three months ended September 30, 2018 is higher than the U.S. federal statutory rate of 21% primarily due to earnings in foreign operations and state taxes. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $726 due to expire primarily through 2027 fiscal year and a foreign net operating loss carryover of approximately $1,730 due to expire through the 2038 fiscal year.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local, and non-U.S. filing requirements. Tax years that remain subject to examination by U.S. authorities are the years ended June 30, 2017 through June 30, 2019. Tax years that remain subject to examination by state authorities are the years ended June 30, 2016 through June 30, 2019. Tax years that remain subject to examination by non-U.S. authorities are the periods ended June 30, 2015 through June 30, 2019. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to stock awards of $257 for the three months ended September 30, 2019 and $105 for the three months ended September 30, 2018. As of September 30, 2019, there was $2,660 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 2.44 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2019	687,920	$4.08
Vested	(194,600)	2.75
Granted	295,662	5.57
Forfeited	(2,118)	4.40

Unvested balance as of September 30, 2019	786,864	$4.97

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $173 for the three months ended September 30, 2019 and $226 for the three months ended September 30, 2018. The aggregate intrinsic value of options exercised was $570 for the three months ended September 30, 2019 and $210 for the three months ended September 30, 2018. As of September 30, 2019, there was $445 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.09 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2019	2,458,093	$3.30	4.69	$6,995
Exercised	(127,930)	0.70	—	570
Forfeited	(30,000)	4.74	—	—

Outstanding as of September 30, 2019	2,300,163	$3.42	4.61	$4,161

Exercisable as of September 30, 2019	1,912,162	$3.27	4.34	$3,726

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions, which provide for the selling equity owners to receive additional consideration if specified operating objectives and financial results are achieved in future periods. Earn-out payments are generally due annually on November 1st and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated undiscounted earn-out payments to be paid during the fiscal year ending June 30, 2020 (none in future periods):

(In thousands)	2020 (remaining)
Earn-out payments:
Cash	$516
Equity (1)	98

Total estimated earn-out payments	$614
(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 14 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company has two operating segments: United States and Canada.

The Company evaluates the performance of the segments primarily based on their respective revenues, net revenues and income from operations. Accordingly, capital expenditures and total assets are not reported in segment results. In addition, the Company includes the costs of the Company’s executives, board of directors, professional services such as legal and consulting, amortization of intangible assets, and certain other corporate costs associated with operating as a public company as Corporate.

Three Months Ended September 30, 2019 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$175,884	$24,831	$(172)	$200,543
Net revenues (1)	48,234	7,299	—	55,533
Income (loss) from operations	7,714	1,938	(4,850)	4,802
Other income (expense)	(5)	12	(691)	(684)
Income (loss) before income taxes	7,709	1,950	(5,541)	4,118
Depreciation and amortization	988	415	2,633	4,036
Technology and equipment, net	14,827	5,500	—	20,327
Goodwill	43,991	21,398	—	65,389

Three Months Ended September 30, 2018 (In thousands)
Revenues	$191,218	$27,713	$(48)	$218,883
Net revenues (1)	47,142	7,726	—	54,868
Income (loss) from operations	7,816	1,199	(4,182)	4,833
Other income (expense)	211	(27)	(777)	(593)
Income (loss) before income taxes	8,027	1,172	(4,959)	4,240
Depreciation and amortization	770	387	2,476	3,633
Technology and equipment, net	15,672	3,453	—	19,125
Goodwill	43,991	21,398	—	65,389

(1) Net revenues are revenues net of cost of transportation and other services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2019. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including customs brokerage and MM&D solutions to complement our core transportation service offering.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to technology and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, extraordinary items, share-based compensation expense, litigation expenses unrelated to our core operations, MM&D start-up costs and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

Our operating results are also subject to seasonal trends when measured on a quarterly basis. The impact of seasonality on our business will depend on numerous factors, including the markets in which we operate, holiday seasons, consumer demand, and economic conditions. Since our revenue is largely derived from customers whose shipments are dependent upon consumer demand and just-in-time production schedules, the timing of our revenue is often beyond our control. Factors such as shifting demand for retail goods and/or manufacturing production delays could unexpectedly affect the timing of our revenue. As we increase the scale of our operations, seasonal trends in one area of our business may be offset to an extent by opposite trends in another area. We cannot accurately predict the timing of these factors, nor can we accurately estimate the impact of any particular factor, and thus, we can give no assurance any historical seasonal patterns will continue in future periods.

Results of Operations

Three months ended September 30, 2019 and 2018 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by geographic operating segments for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$171,463	$20,498	$(172)	$191,789	$188,249	$22,936	$(48)	$211,137
Value-added services	4,421	4,333	—	8,754	2,969	4,777	—	7,746
	175,884	24,831	(172)	200,543	191,218	27,713	(48)	218,883
Cost of transportation and other services
Transportation	124,731	16,561	(172)	141,120	141,850	17,915	(48)	159,717
Value-added services	2,919	971	—	3,890	2,226	2,072	—	4,298
	127,650	17,532	(172)	145,010	144,076	19,987	(48)	164,015
Net revenues (1)
Transportation	46,732	3,937	—	50,669	46,399	5,021	—	51,420
Value-added services	1,502	3,362	—	4,864	743	2,705	—	3,448
	$48,234	$7,299	$—	$55,533	$47,142	$7,726	$—	$54,868
Net Margins
Transportation	27.3%	19.2%	N/A	26.4%	24.6%	21.9%	N/A	24.4%
Value-added services	34.0%	77.6%	N/A	55.6%	25.0%	56.6%	N/A	44.5%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $191.8 million and $211.1 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $19.3 million, or 9.1%, is primarily attributable to a decrease in non-recurring special project reported in the comparable prior year period. Net transportation revenue was $50.7 million and $51.4 million for the three months ended September 30, 2019 and 2018, respectively. Net transportation margins increased from 24.4% to 26.4%, primarily due to shifts in product mix.

Value-added services revenue was $8.8 million and $7.7 million, for the three months ended September 30, 2019 and 2018, respectively. The increase of $1.1 million, or 14.3%, is primarily attributable to growth in our contract logistics and customer brokerage services offerings. Net value-added services revenue was $4.9 million for the three months ended September 30, 2019, compared to $3.4 million for the comparable prior year period. Net value-added services revenue margins increased from 44.5% to 55.6%, primarily due to lower personnel costs as a percentage of revenue.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$48,234	$7,299	$—	$55,533	$47,142	$7,726	$—	$54,868

Operating expenses:
Operating partner commissions	24,178	—	—	24,178	24,828	—	—	24,828
Personnel costs	10,434	3,488	925	14,847	10,082	3,556	907	14,545
Selling, general and administrative expenses	4,929	1,458	1,277	7,664	3,646	2,584	894	7,124
Depreciation and amortization	988	415	2,633	4,036	770	387	2,476	3,633
Transition and lease termination costs	(9)	—	—	(9)	—	—	—	—
Change in fair value of contingent consideration	—	—	15	15	—	—	(95)	(95)

Total operating expenses	40,520	5,361	4,850	50,731	39,326	6,527	4,182	50,035

Income (loss) from operations	7,714	1,938	(4,850)	4,802	7,816	1,199	(4,182)	4,833
Other income (expense)	(5)	12	(691)	(684)	211	(27)	(777)	(593)

Income (loss) before income taxes	7,709	1,950	(5,541)	4,118	8,027	1,172	(4,959)	4,240
Income tax expense	—	—	(787)	(787)	—	—	(977)	(977)

Net income (loss)	7,709	1,950	(6,328)	3,331	8,027	1,172	(5,936)	3,263
Less: Net income attributable to non-controlling interest	(96)	—	—	(96)	(180)	—	—	(180)

Net income (loss) attributable to Radiant Logistics, Inc.	7,613	1,950	(6,328)	3,235	7,847	1,172	(5,936)	3,083
Less: Preferred stock dividends	—	—	—	—	—	—	(511)	(511)

Net income (loss) attributable to common stockholders	$7,613	$1,950	$(6,328)	$3,235	$7,847	$1,172	$(6,447)	$2,572

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
Operating expenses as a percent of net revenues:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.1%	0.0%	N/A	43.5%	52.7%	0.0%	N/A	45.3%
Personnel costs	21.6%	47.8%	N/A	26.7%	21.4%	46.0%	N/A	26.5%
Selling, general and administrative expenses	10.2%	20.0%	N/A	13.8%	7.7%	33.4%	N/A	13.0%
Depreciation and amortization	2.0%	5.7%	N/A	7.3%	1.6%	5.0%	N/A	6.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $0.6 million, or 2.6%, to $24.2 million for the three months ended September 30, 2019. The decrease is primarily due to decreased net revenues from operating partners. As a percentage of net revenues, operating partner commissions decreased 171 basis points to 43.5% from 45.3% for the three months ended September 30, 2019 and 2018, respectively.

Personnel costs increased $0.3 million, or 2.1%, to $14.8 million for the three months ended September 30, 2019. The increase is primarily due to increased headcount associated with a new company owned location. As a percentage of net revenues, personnel costs increased 23 basis points to 26.7% from 26.5% for the three months ended September 30, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.6 million, or 7.6%, to $7.7 million for the three months ended September 30, 2019. The increase is primarily attributable to increased technology spending and legal expense for the quarter. As a percentage of net revenues, SG&A increased 82 basis points to 13.8% from 13.0% for the three months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization costs were $4.0 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively.

Change in fair value of contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses were $0.7 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.

Our change in net income is driven principally by increased net revenues, partially offset by increased operating expenses, increased other expenses and increased income taxes compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2019 and 2018 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$7,613	$1,950	$(6,328)	$3,235	$7,847	$1,172	$(6,447)	$2,572
Plus: Preferred stock dividends	—	—	—	—	—	—	511	511
Net income (loss) attributable to Radiant Logistics, Inc.	7,613	1,950	(6,328)	3,235	7,847	1,172	(5,936)	3,083

Income tax expense	—	—	787	787	—	—	977	977
Depreciation and amortization	988	415	2,633	4,036	770	387	2,476	3,633
Net interest expense	—	—	692	692	—	—	777	777

EBITDA	8,601	2,365	(2,216)	8,750	8,617	1,559	(1,706)	8,470

Share-based compensation	245	44	141	430	227	(16)	120	331
Change in fair value of contingent consideration	—	—	15	15	—	—	(95)	(95)
Acquisition related costs	—	—	285	285	—	—	4	4
Litigation costs	—	—	184	184	—	—	137	137
Transition and lease termination costs	(9)	—	—	(9)	—	—	—	—
Foreign exchange loss (gain)	36	(13)	—	23	(101)	67	—	(34)

Adjusted EBITDA	$8,873	$2,396	$(1,591)	$9,678	$8,743	$1,610	$(1,540)	$8,813
Adjusted EBITDA as a % of net revenues (1)	18.4%	32.8%	N/A	17.4%	18.5%	20.8%	N/A	16.1%

(1)Net revenues are revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Net cash provided by operating activities were $0.1 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the three months ended September 30, 2019 decreased by $5.7 million, compared with the same period in 2018, primarily due to net change in operating assets and liabilities.

Net cash used for investing activities were $1.7 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. The primary uses of cash were for purchases of technology and equipment. Cash paid for purchases of technology and equipment were $1.7 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively.

Net cash provided by financing activities was $4.8 million for the three months ended September 30, 2019, compared to cash used for financing activities of $3.5 million for the three months ended September 30, 2018. Net proceeds from the Senior Credit Facility was $6.5 million for the three months ended September 30, 2019, and net repayments to the Senior Credit Facility was $2.0 million for the three months ended September 30, 2018. The primary use of net proceeds from the Senior Credit Facility during the three months ended September 30, 2019 was for operating activities. Repayments of notes payable and finance lease liability were $1.1 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively. Payments of preferred stock dividends were $0.5 million for the three months ended September 30, 2018. Distributions to non-controlling interest were $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for the three months ended September 30, 2019. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for the three months ended September 30, 2019 and 2018, respectively.

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We intend to spend in excess of $3.5 million during the fiscal year ending June 30, 2020 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

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

The co-borrowers of the Senior Credit Facility include the following: (i) with respect to U.S. obligations under the Senior Credit Facility; Radiant Logistics, Inc.; Radiant Global Logistics, Inc.; Radiant Transportation Services, Inc.; Radiant Logistics Partners LLC; Adcom Express, Inc.; Radiant Customs Services, Inc.; DBA Distribution Services, Inc.; International Freight Systems (of Oregon), Inc.; Radiant Off-Shore Holdings LLC; Green Acquisition Company, Inc.; On Time Express, Inc.; Clipper Exxpress Company; Radiant Global Logistics (CA); Service By Air, Inc.; Highways and Skyways, Inc.; and Radiant Trade Services, Inc.; and (ii) with respect to Canadian obligations under the Senior Credit Facility, Wheels International Inc., Wheels MSM Canada Inc., 2062698 Ontario Inc., Associate Carriers Canada Inc., and Wheels Associate Carriers Inc. As co-borrowers under the Senior Credit Facility, the accounts receivable of the foregoing entities are eligible for inclusion within the overall borrowing base of the Company and all borrowers are responsible for repayment of the debt associated with applicable advances (U.S. or Canadian) under the Senior Credit Facility. In addition, we and our U.S. subsidiaries guarantee both the U.S. and Canadian obligations under the Senior Credit Facility, while our Canadian subsidiaries guarantee only the Canadian obligations under the Senior Credit Facility.

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

Under the terms of the Senior Credit Facility, we are permitted to make additional acquisitions without the consent of the senior lenders only if certain conditions are satisfied. The conditions imposed by the Senior Credit Facility include the following: (i) the absence of an event of default under the Senior Credit Facility, (ii) the acquisition must be consensual; (iii) the company to be acquired must be in the transportation and logistics industry, located in the United States or certain other approved jurisdictions, and have a positive EBITDA for the twelve month period most recently ended prior to such acquisition, (iv) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions, (v) after giving effect for the funding of the acquisition, we must have availability under the Senior Credit Facility of at least the greater of 15% of the U.S.-based borrowing base and Canadian-based borrowing base or $15.0 million, and U.S. availability of at least $10.0 million, and (vi) the pro forma fixed charge coverage ratio is at least 1.1 to 1.0. In the event that we are not able to satisfy the conditions of the Senior Credit Facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the consent of the senior lenders, or retire the Senior Credit Facility. This may limit or slow our ability to achieve the critical mass we may need to achieve our strategic objectives.

As of September 30, 2019, we had gross availability of $63.7 million, net of $20.3 million in advances and letter of credit reserves with approximately $43.4 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing and the balance paid over a number of years in the form of earn-out installments, which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

Senior Secured Loan

On April 2, 2015, Wheels International Inc. (“Wheels”) obtained a CAD$29.0 million senior secured Canadian term loan from Integrated Private Debt Fund IV LP (“IPD IV”) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “IPD IV Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Wheels obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first 12 months and blended principal and interest payments through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by IPD IV.

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

The loans may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date and (ii) the face value of the principal amount being prepaid.

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

Under the terms of the IPD Loan Agreements, we are permitted to make additional acquisitions without IPD’s consent only if certain conditions are satisfied, including, among others: (i) the equity interests or property acquired in such acquisition constitute a business reasonably related to our business or the business of Wheels; (ii) no default or event of default shall exist prior to or will be caused as a result of such acquisition; (iii) we or Wheels shall have provided IPD with at least ten business days prior written notice of such acquisition that must include certain descriptive information and pro forma information regarding the acquisition; (iv) such person whose equity interests or property are being acquired shall have, from the last day of the most recent fiscal quarter of such person, actual (or pro forma to the extent approved in writing by IPD) positive EBITDA and net income, in each case for the 12 month period ending on such date; (v) the aggregate cash consideration payable at the closing of the acquisition shall not exceed $10.0 million for any single transaction and $25.0 million in the aggregate, in any fiscal year or such greater amount approved in writing by IPD; provided, however, that the foregoing limitation shall exclude cash consideration derived from the proceeds of sales of newly issued equity interests of Radiant during the twelve-month period prior to the closing of such acquisition (as described below); (vi) no debt or liens may be incurred, assumed or result from the acquisition, subject to limited exceptions; (vii) the assets subject to the acquisition are free from all liens except those permitted under the IPD Loan Agreements; (viii) the post-closing U.S. availability under the Senior Credit Facility is at least $10.0 million on a pro forma basis and (ix) the pro forma fixed charge coverage ratio is at least 1.1 to 1.0.

For additional information regarding our indebtedness, see Note 7 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2019 and Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2019, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

The Company has made material changes in its internal controls over financial reporting related to the adoption of ASC 842 Leases in the first quarter ended September 30, 2019. During the first quarter ended September 30, 2019, there were no other changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Filed herewith

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: November 12, 2019	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)