Form 10-Q
period 2019-12-31
RADIANT LOGISTICS, INC
filed 2020-02-10
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

or

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

There were 49,676,263 shares outstanding of the registrant’s common stock as of February 3, 2020.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,551	$5,420
Accounts receivable, net of allowance of $1,547 and $1,887, respectively	95,419	93,123
Contract assets	20,310	17,777
Income tax receivable	1,699	506
Prepaid expenses and other current assets	8,798	8,066
Total current assets	134,777	124,892

Property, technology, and equipment, net	20,007	20,127

Goodwill	65,389	65,389
Intangible assets, net	50,514	55,742
Operating lease right-of-use assets	13,943	—
Deposits and other assets	2,519	1,560
Total other long-term assets	132,365	122,691
Total assets	$287,149	$267,710

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$72,089	$74,097
Operating partner commissions payable	13,918	12,891
Accrued expenses	6,378	6,224
Current portion of notes payable	3,842	3,687
Current portion of operating lease liability	6,728	—
Current portion of finance lease liability	680	683
Other current liabilities	1,072	840
Total current liabilities	104,707	98,422

Notes payable, net of current portion	31,800	30,047
Operating lease liability, net of current portion	8,019	—
Finance lease liability, net of current portion	2,811	3,161
Deferred income taxes	7,121	7,838
Deferred rent liability	—	862
Other long-term liabilities	228	100
Total long-term liabilities	49,979	42,008
Total liabilities	154,686	140,430

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,943,470 and 49,678,262 shares issued, and 49,662,114 and 49,586,464 shares outstanding, respectively	31	31
Additional paid-in capital	100,662	100,186
Treasury stock, at cost, 281,356 and 91,798 shares, respectively	(1,253)	(253)
Retained earnings	32,705	26,883
Accumulated other comprehensive income	153	187
Total Radiant Logistics, Inc. stockholders’ equity	132,298	127,034
Non-controlling interest	165	246
Total equity	132,463	127,280
Total liabilities and equity	$287,149	$267,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenues	$201,927	$260,938	$402,470	$479,821

Operating expenses:
Cost of transportation and other services	145,969	196,977	290,979	360,992
Operating partner commissions	25,370	28,355	49,548	53,183
Personnel costs	15,227	15,906	30,074	30,451
Selling, general and administrative expenses	6,680	7,522	14,343	14,646
Depreciation and amortization	4,095	3,815	8,132	7,448
Transition, lease termination, and other costs	337	(11)	328	(11)
Change in fair value of contingent consideration	33	(476)	48	(571)
Total operating expenses	197,711	252,088	393,452	466,138

Income from operations	4,216	8,850	9,018	13,683

Other income (expense):
Interest income	18	13	33	24
Interest expense	(612)	(873)	(1,319)	(1,661)
Foreign currency transaction gain (loss)	(25)	159	(48)	193
Other	44	59	75	209
Total other expense	(575)	(642)	(1,259)	(1,235)

Income before income taxes	3,641	8,208	7,759	12,448

Income tax expense	(961)	(1,874)	(1,748)	(2,851)

Net income	2,680	6,334	6,011	9,597
Less: net income attributable to non-controlling interest	(93)	(464)	(189)	(644)

Net income attributable to Radiant Logistics, Inc.	2,587	5,870	5,822	8,953
Less: preferred stock dividends	—	(445)	—	(956)
Less: issuance costs for preferred stock redemption	—	(1,659)	—	(1,659)

Net income attributable to common stockholders	$2,587	$3,766	$5,822	$6,338

Other comprehensive income:
Foreign currency translation gain (loss)	(148)	798	(34)	493
Comprehensive income	$2,532	$7,132	$5,977	$10,090

Income per share attributable to common stockholders:
Basic	$0.05	$0.08	$0.12	$0.13
Diluted	$0.05	$0.07	$0.11	$0.12

Weighted average common shares outstanding:
Basic	49,760,844	49,461,982	49,711,692	49,449,956
Diluted	51,395,063	51,064,163	51,411,538	50,884,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2019	—	$—	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock upon vesting of restricted stock awards	—	—	138,147	—	(314)	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of stock options	—	—	82,627	—	(146)	—	—	—	(146)	—	(146)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(180)	(180)
Share-based compensation	—	—	—	—	430	—	—	—	430	—	430
Net income	—	—	—	—	—	—	3,235	—	3,235	96	3,331
Other comprehensive income	—	—	—	—	—	—	—	114	114	—	114
Balance as of September 30, 2019	—	$—	49,807,238	$31	$100,156	$(253)	$30,118	$301	$130,353	$162	$130,515

Repurchase of common stock	—	—	(189,558)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Issuance of common stock upon vesting of restricted stock awards	—	—	34,434	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	10,000	—	39	—	—	—	39	—	39
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	—	—	467	—	—	—	467	—	467
Net income	—	—	—	—	—	—	2,587	—	2,587	93	2,680
Other comprehensive loss	—	—	—	—	—	—	—	(148)	(148)	—	(148)
Balance as of December 31, 2019	—	$—	49,662,114	$31	$100,662	$(1,253)	$32,705	$153	$132,298	$165	$132,463

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

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands, except share and per share data)	2019	2018
OPERATING ACTIVITIES:
Net income	$6,011	$9,597
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	897	795
Amortization of intangible assets	5,229	4,972
Depreciation and amortization of property, technology, and equipment	2,903	2,476
Deferred income tax benefit	(717)	(610)
Amortization of debt issuance costs	108	115
Change in fair value of contingent consideration	48	(571)
Transition, lease termination, and other costs	328	(11)
Gain on disposal of property, technology, and equipment	—	(22)
Change in (recovery of) allowance for doubtful accounts	(340)	672
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,844)	(3,887)
Contract assets	(2,532)	9,755
Income tax receivable	(1,196)	2,667
Prepaid expenses, deposits and other assets	1,931	(4,674)
Accounts payable	(1,913)	1,554
Operating partner commissions payable	1,027	1,032
Accrued and other liabilities	(3,476)	(6,846)
payment of contingent consideration	(160)	(626)
Net cash provided by operating activities	6,304	16,388

INVESTING ACTIVITIES:
Purchases of property, technology, and equipment	(2,779)	(2,292)
Proceeds from sale of property, technology, and equipment	72	257
Payment for acquisition of intangible assets	—	(262)
Net cash used for investing activities	(2,707)	(2,297)

FINANCING ACTIVITIES:
Proceeds from credit facility, net	3,457	14,439
Repayments of notes payable and finance lease liability	(2,447)	(1,761)
Repurchases of common stock	(1,000)	—
Payments of contingent consideration	(47)	(164)
Payments of preferred stock dividends	—	(1,303)
Payment for preferred stock redemption	—	(20,980)
Distribution to non-controlling interest	(270)	(240)
Proceeds from exercise of stock options	39	—
Payments of employee tax withholdings related to vesting of restricted stock awards	(314)	—
Payments of employee tax withholdings related to cashless exercise of stock options	(146)	(97)
Net cash used for financing activities	(728)	(10,106)

Effect of exchange rate changes on cash and cash equivalents	262	936

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,131	4,921
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,420	6,992

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,551	$11,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,658	$1,336
Interest paid	$1,252	$1,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

(In thousands, except share and per share data)

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended December 31, 2018, the Company acquired $812 of refrigerated trailers financed through a capital lease.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. and its consolidated subsidiaries (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base, which it supports from an extensive multi-brand network of over 100 operating locations (including 20 Company-owned offices) across North America as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, the Company has a carrier network of approximately 10,000 asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for a higher return on invested capital and net cash flows than the Company’s asset-based competitors.

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

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s truck brokerage and intermodal service offerings, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes, which creates opportunities for the Company to more efficiently source and manage its transportation capacity.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 (Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The Company is assessing the impact of this guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of fiscal year 2021, and earlier adoption is permitted. The Company is assessing the impact of this guidance on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, 2019-04, and 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for the Company in the first quarter of fiscal year 2024. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

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

Non-controlling interest in the condensed consolidated balance sheets represents RCP’s proportionate share of equity in RLP. Net income (loss) of non-wholly owned consolidated subsidiaries or variable interest entities is allocated to the Company and the holder(s) of the non-controlling interest in proportion to their percentage ownership.
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

e)	Property, Technology, and Equipment

Property, technology, and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2019, management believes there are no indications of impairment.

g)	Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist.

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of December 31, 2019. Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets are amortized using the straight-line method over a period of up to ten years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.
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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipments process and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the condensed consolidated statements of comprehensive income.

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$172,163	$21,687	$(213)	$193,637
Value-added services (1)	3,931	4,359	—	8,290
Total	$176,094	$26,046	$(213)	$201,927

Timing of Revenue Recognition:
Services transferred over time	$175,134	$26,046	$(213)	$200,967
Services transferred at a point in time	960	—	—	960
Total	$176,094	$26,046	$(213)	$201,927

	Six Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$343,626	$42,185	$(385)	$385,426
Value-added services (1)	8,352	8,692	—	17,044
Total	$351,978	$50,877	$(385)	$402,470

Timing of Revenue Recognition:
Services transferred over time	$350,227	$50,877	$(385)	$400,719
Services transferred at a point in time	1,751	—	—	1,751
Total	$351,978	$50,877	$(385)	$402,470

	Three Months Ended December 31, 2018
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$228,630	$23,921	$(97)	$252,454
Value-added services (1)	3,129	5,355	—	8,484
Total	$231,759	$29,276	$(97)	$260,938

Timing of Revenue Recognition:
Services transferred over time	$231,037	$29,276	$(97)	$260,216
Services transferred at a point in time	722	—	—	722
Total	$231,759	$29,276	$(97)	$260,938

	Six Months Ended December 31, 2018
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$416,879	$46,857	$(145)	$463,591
Value-added services (1)	6,098	10,132	—	16,230
Total	$422,977	$56,989	$(145)	$479,821

Timing of Revenue Recognition:
Services transferred over time	$421,573	$56,989	$(145)	$478,417
Services transferred at a point in time	1,404	—	—	1,404
Total	$422,977	$56,989	$(145)	$479,821

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

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $280 and $612 for the three and six months ended December 31, 2019, respectively and $230 and $452 for the three and six months ended December 31, 2018, respectively.

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

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation as equity awards such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the condensed consolidated statements of comprehensive income as part of personnel costs.

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

Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s credit facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

q)	Leases (Effective July 1, 2019)

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in our condensed consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in our condensed consolidated balance sheets.

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

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2019 is immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2019	2018	2019	2018
Numerator:
Net income attributable to Radiant Logistics, Inc.	$2,587	$5,870	$5,822	$8,953
Less: preferred stock dividends	—	(445)	—	(956)
Less: issuance costs for preferred stock redemption	—	(1,659)	—	(1,659)
Net income attributable to common stockholders	$2,587	$3,766	$5,822	$6,338

Denominator:
Weighted average common shares outstanding, basic	49,760,844	49,461,982	49,711,692	49,449,956
Dilutive effect of share-based awards	1,634,219	1,602,181	1,699,846	1,434,843

Weighted average common shares outstanding, diluted	51,395,063	51,064,163	51,411,538	50,884,799

Potentially dilutive common shares excluded	310,245	363,856	321,730	707,672

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

The components of lease expense were as follows:

(In thousands)	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating:
Operating lease cost	$1,881	$3,690

Financing:
Amortization of right-of-use assets	158	313
Interest on lease liabilities	44	90

Total finance lease cost	$202	$403

Supplemental cash flow information related to leases was as follows:

(In thousands)	Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$3,744
Operating cash flows arising from finance leases	90
Financing cash flows arising from finance leases	339

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	855
Finance leases	40

Supplemental balance sheet information related to leases was as follows:

December 31,
(In thousands)	2019
Operating lease:
Operating lease right-of-use assets	$13,943

Current portion of operating lease liability	6,728
Operating lease liability, net of current portion	8,019

Total operating lease liabilities	$14,747

Finance lease:
Property, technology, and equipment, net	$3,529

Current portion of finance lease liability	680
Finance lease liability, net of current portion	2,811

Total finance lease liabilities	$3,491

Weighted average remaining lease term:
Operating leases	2.7 years
Finance leases	4.9 years

Weighted average discount rate:
Operating leases	3.19%
Finance leases	4.52%

As of December 31, 2019, maturities of lease liability for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2020 (remaining)	$3,672	$426
2021	6,074	830
2022	4,002	814
2023	1,104	628
2024	394	554
Thereafter	317	698

Total lease payments	15,563	3,950

Less imputed interest	(816)	(459)

Total lease liability	$14,747	$3,491

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		December 31,	June 30,
(In thousands)	Useful Life	2019	2019
Computer software	3 - 5 years	$20,366	$18,013
Trailers and related equipment	3 - 15 years	6,810	6,941
Office and warehouse equipment	3 - 15 years	4,361	4,082
Leasehold improvements	(1)	3,804	3,672
Computer equipment	3 - 15 years	2,640	2,529
Furniture and fixtures	3 - 15 years	988	973

		38,969	36,210
Less: accumulated depreciation and amortization		(18,962)	(16,083)

		$20,007	$20,127

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,498 and $2,903 for the three and six months ended December 31, 2019, respectively and $1,314 and $2,476 for the three and six months ended December 31, 2018, respectively. Computer software includes approximately $492 and $722 of software in development as of December 31, 2019 and June 30, 2019, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2019 and June 30, 2019, respectively:

	December 31, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.1 years	$97,002	$(56,774)	$40,228
Trade names and trademarks	10.1 years	14,977	(4,760)	10,217
Covenants not to compete	2.3 years	875	(806)	69

		$112,854	$(62,340)	$50,514

	June 30, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.5 years	$97,002	$(52,076)	$44,926
Trade names and trademarks	10.6 years	14,977	(4,252)	10,725
Covenants not to compete	2.7 years	875	(784)	91

		$112,854	$(57,112)	$55,742

Amortization expense amounted to $2,597 and $5,229 for the three and six months ended December 31, 2019, respectively and $2,501 and $4,972 for the three and six months ended December 31, 2018, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2020 (remaining)	$4,725
2021	9,394
2022	8,841
2023	8,363
2024	7,988

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,	June 30,
(In thousands)	2019	2019
Senior Credit Facility	$17,246	$13,781
Senior Secured Loans	18,927	20,591
Unamortized debt issuance costs	(531)	(638)

Total notes payable	35,642	33,734
Less: current portion	(3,842)	(3,687)

Total notes payable, net of current portion	$31,800	$30,047

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2020 (remaining)	$1,889
2021	3,971
2022	21,490
2023	4,535
2024	4,288

$36,173

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

Borrowings are available to fund future acquisitions, capital expenditures, repurchase of Company stock or for other corporate purposes. The terms of the Senior Credit Facility are subject to customary financial and operational covenants, including covenants that may limit or restrict the ability to, among other things, borrow under the Senior Credit Facility, incur indebtedness from other lenders, and make acquisitions. As of December 31, 2019, the Company was in compliance with all of its covenants.

As of December 31, 2019, based on available collateral and outstanding letter of credit commitments, there was $50,729 available for borrowing under the Senior Credit Facility.

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

The loans are collateralized by a (i) first-priority security interest in all of the assets of Wheels except the Canadian A/R Assets, (ii) a second-priority security interest in the Canadian A/R Assets, and (iii) a second-priority security interest on all of the Company’s assets. As of December 31, 2019, the Company was in compliance with all of its covenants.

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

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. During the six months ended December 31, 2019, no dividend was paid. Dividends paid to prior holders of Series A Preferred Shares for the six months ended December 31, 2018 were $1.5536 per share, totaling $1,303.

Common Stock

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 189,558 shares of its common stock at an average cost of $5.28 per share for an aggregate cost of $1,000 during the three months ended December 31, 2019. Prior to this fiscal quarter, there were no purchases of common stock executed under the repurchase program authorized by the board of directors in March 2018.

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities. RLP qualifies as a variable interest entity and is consolidated in these condensed consolidated financial statements as the Company is the primary beneficiary.

RLP recorded $154 and $315 in profits, of which RCP’s distributable share was $93 and $189, for the three and six months ended December 31, 2019, respectively. RLP recorded $773 and $1,073 in profits, of which RCP’s distributable share was $464 and $644 for the three and six months ended December 31, 2018, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

NOTE 11 – INCOME TAXES

For the three and six months ended December 31, 2019 and 2018, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Current income tax expense	$1,448	$2,231	$2,465	$3,461
Deferred income tax benefit	(487)	(357)	(717)	(610)

Income tax expense	$961	$1,874	$1,748	$2,851

The Company’s effective tax rates prior to discrete items for the six months ended December 31, 2019 and 2018 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The actual income tax through the second quarter results in an effective tax rate of 23.0%, which is higher than the U.S. federal statutory rate primarily due to earnings in foreign operations and state taxes, but also includes $205 of share-based compensation benefits to date, which is discretely recognized in the quarter and is not a component of the company’s annualized forecasted effective tax rate for fiscal year 2020. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $726 due to expire primarily through fiscal year 2027 and a foreign net operating loss carryover of approximately $1,730 due to expire through fiscal year 2038.

The Company and its wholly-owned U.S. subsidiaries file a consolidated federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by U.S. authorities are the years ended June 30, 2017 through June 30, 2019. Tax years that remain subject to examination by state authorities are the years ended June 30, 2016 through June 30, 2019. Tax years that remain subject to examination by non-U.S. authorities are the fiscal year ended June 30, 2016 through June 30, 2019. Occasionally acquired entities have tax years that differ from the Company’s and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

The Company’s Canadian Subsidiary, Radiant Canada (previously called “Wheels International, Inc.”), is no longer under examination by the Canada Revenue Agency ("CRA") for fiscal year 2015. During the quarter ended December 31, 2019, the Company was notified that the audit had been finalized with the CRA and that the adjustment will result in an immaterial charge.

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to restricted stock awards of $314 and $571 for the three and six months ended December 31, 2019, respectively and $259 and $365 for the three and six months ended December 31, 2018, respectively. As of December 31, 2019, there was $2,502 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.29 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2019	687,920	$4.08
Vested	(229,034)	2.85
Granted	331,966	5.56
Forfeited	(10,293)	4.98

Unvested balance as of December 31, 2019	780,559	$5.06

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $153 and $326 for the three and six months ended December 31, 2019, respectively and $205 and $430 for the three and six months ended December 31, 2018, respectively. The aggregate intrinsic value of options exercised was $587 and $1,158 for the three and six months ended December 31, 2019, respectively and $125 and $335 for the three and six months ended December 31, 2018, respectively. As of December 31, 2019, there was $292 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 1.04 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2019	2,458,093	$3.30	4.69	$6,995
Exercised	(137,930)	0.93	—	1,158
Forfeited	(30,000)	4.74	—	—

Outstanding as of December 31, 2019	2,290,163	$3.42	4.35	$4,961

Exercisable as of December 31, 2019	1,991,400	$3.30	4.13	$4,539

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

The following table represents the estimated undiscounted earn-out payments to be paid during the fiscal year ending June 30, 2020 (none in future periods):

(In thousands)	2020 (remaining)
Earn-out payments:
Cash	$162
Equity (1)	54

Total estimated earn-out payments	$216
(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

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

The Company evaluates the performance of the segments primarily based on their respective revenues and income from operations. In addition, the Company includes the costs of the Company’s executives, board of directors, professional services, such as legal and consulting, amortization of intangible assets, and certain other corporate costs associated with operating as a public company as Corporate.

Three Months Ended December 31, 2019 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$176,094	$26,046	$(213)	$201,927
Income (loss) from operations	6,045	2,643	(4,472)	4,216
Other income (expense)	75	(56)	(594)	(575)
Income (loss) before income taxes	6,120	2,587	(5,066)	3,641
Depreciation and amortization	1,020	474	2,601	4,095
Property, technology, and equipment, net	13,999	6,008	—	20,007
Transition, lease termination, and other costs	337	—	—	337

Three Months Ended December 31, 2018 (In thousands)
Revenues	$231,759	$29,276	$(97)	$260,938
Income (loss) from operations	9,067	3,421	(3,638)	8,850
Other income (expense)	50	168	(860)	(642)
Income (loss) before income taxes	9,117	3,589	(4,498)	8,208
Depreciation and amortization	910	400	2,505	3,815
Property, technology, and equipment, net	15,394	3,453	—	18,847
Transition, lease termination, and other costs	(11)	—	—	(11)

Six Months Ended December 31, 2019 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$351,978	$50,877	$(385)	$402,470
Income (loss) from operations	13,759	4,581	(9,322)	9,018
Other income (expense)	71	(44)	(1,286)	(1,259)
Income (loss) before income taxes	13,830	4,537	(10,608)	7,759
Depreciation and amortization	2,009	889	5,234	8,132
Property, technology, and equipment, net	13,999	6,008	—	20,007
Transition, lease termination, and other costs	328	—	—	328

Six Months Ended December 31, 2018 (In thousands)
Revenues	$422,977	$56,989	$(145)	$479,821
Income (loss) from operations	16,883	4,620	(7,820)	13,683
Other income (expense)	261	141	(1,637)	(1,235)
Income (loss) before income taxes	17,144	4,761	(9,457)	12,448
Depreciation and amortization	1,680	787	4,981	7,448
Property, technology, and equipment, net	15,394	3,453	—	18,847
Transition, lease termination, and other costs	(11)	—	—	(11)

NOTE 15 – SUBSEQUENT EVENTS

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors has approved the renewal of the repurchase program through December 31, 2021. The timing and extent to which we repurchase shares will depend on market conditions and other corporate considerations. As of February 3, 2020, the Company has 49,676,263 shares outstanding.

On February 7, 2020 the Company acquired the assets and operations of two of its Adcom agency locations: Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”) through its wholly-owned subsidiary, Radiant Global Logistics, Inc. As consideration for the acquisition, the Company paid $9,150 in cash on closing, and the seller is entitled to additional earn out payments, which will be accounted for as contingent consideration. The acquisition date fair value of the contingent consideration has not yet been determined due to the limited time since the acquisition date and the effort required to assess the fair value. Friedway and CIC2 are expected to transition to the Radiant brand and will continue to provide a full range of domestic and international services from the mid-Atlantic region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; the occurrence of no adverse developments affecting domestic and international economic, political or competitive conditions within our industry; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2019. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, extraordinary items, share-based compensation expense, litigation expenses unrelated to our core operations, MM&D start-up costs and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

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

Results of Operations

Three months ended December 31, 2019 and 2018 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by geographic operating segments for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$172,163	$21,687	$(213)	$193,637	$228,630	$23,921	$(97)	$252,454
Value-added services	3,931	4,359	—	8,290	3,129	5,355	—	8,484
	176,094	26,046	(213)	201,927	231,759	29,276	(97)	260,938
Cost of transportation and other services
Transportation	125,124	17,715	(213)	142,626	174,257	18,819	(97)	192,979
Value-added services	2,583	760	—	3,343	2,011	1,987	—	3,998
	127,707	18,475	(213)	145,969	176,268	20,806	(97)	196,977
Net revenues (1)
Transportation	47,039	3,972	—	51,011	54,373	5,102	—	59,475
Value-added services	1,348	3,599	—	4,947	1,118	3,368	—	4,486
	$48,387	$7,571	$—	$55,958	$55,491	$8,470	$—	$63,961
Net Margins
Transportation	27.3%	18.3%	N/A	26.3%	23.8%	21.3%	N/A	23.6%
Value-added services	34.3%	82.6%	N/A	59.7%	35.7%	62.9%	N/A	52.9%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $193.6 million and $252.5 million for the three months ended December 31, 2019 and 2018, respectively. The decrease of $58.8 million, is primarily attributable to general market softness, a decrease in non-recurring disaster relief project work reported in the comparable prior year period, and decisions to exit certain lower margin business. Net transportation revenue was $51.0 million and $59.5 million for the three months ended December 31, 2019 and 2018, respectively. Net transportation margins increased from 23.6% to 26.3%, primarily due to shifts in product mix and exiting certain lower margin business.

Value-added services revenue was $8.3 million and $8.5 million, for the three months ended December 31, 2019 and 2018, respectively. The decrease of $0.2 million, is primarily attributable to slowdown in our contract logistics and custom brokerage services offerings. Net value-added services revenue was $4.9 million for the three months ended December 31, 2019, compared to $4.5 million for the comparable prior year period. Net value-added services revenue margins increased from 52.9% to 59.7%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the three months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$48,387	$7,571	$—	$55,958	$55,491	$8,470	$—	$63,961

Operating expenses:
Operating partner commissions	25,370	—	—	25,370	28,355	—	—	28,355
Personnel costs	10,966	3,370	891	15,227	11,310	3,650	946	15,906
Selling, general and administrative expenses	4,649	1,084	947	6,680	5,860	999	663	7,522
Depreciation and amortization	1,020	474	2,601	4,095	910	400	2,505	3,815
Transition, lease termination, and other costs	337	—	—	337	(11)	—	—	(11)
Change in fair value of contingent consideration	—	—	33	33	—	—	(476)	(476)

Total operating expenses	42,342	4,928	4,472	51,742	46,424	5,049	3,638	55,111

Income (loss) from operations	6,045	2,643	(4,472)	4,216	9,067	3,421	(3,638)	8,850
Other income (expense)	75	(56)	(594)	(575)	50	168	(860)	(642)

Income (loss) before income taxes	6,120	2,587	(5,066)	3,641	9,117	3,589	(4,498)	8,208
Income tax benefit (expense)	—	—	(961)	(961)	—	—	(1,874)	(1,874)

Net income (loss)	6,120	2,587	(6,027)	2,680	9,117	3,589	(6,372)	6,334
Less: net income attributable to non-controlling interest	(93)	—	—	(93)	(464)	—	—	(464)

Net income (loss) attributable to Radiant Logistics, Inc.	6,027	2,587	(6,027)	2,587	8,653	3,589	(6,372)	5,870
Less: preferred stock dividends	—	—	—	—	—	—	(445)	(445)

Less: issuance costs for preferred stock redemption	—	—	—	—	—	—	(1,659)	(1,659)

Net income (loss) attributable to common stockholders	$6,027	$2,587	$(6,027)	$2,587	$8,653	$3,589	$(8,476)	$3,766

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	52.4%	0.0%	N/A	45.3%	51.1%	0.0%	N/A	44.3%
Personnel costs	22.7%	44.5%	N/A	27.2%	20.4%	43.1%	N/A	24.9%
Selling, general and administrative expenses	9.6%	14.3%	N/A	11.9%	10.6%	11.8%	N/A	11.8%
Depreciation and amortization	2.1%	6.3%	N/A	7.3%	1.6%	4.7%	N/A	6.0%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $3.0 million, or 10.5%, to $25.4 million for the three months ended December 31, 2019. The decrease is primarily due to decreased net revenues from operating partners. As a percentage of net revenues, operating partner commissions increased 101 basis points to 45.3% from 44.3% for the three months ended December 31, 2019 and 2018, respectively, as a result of reduced volume of special projects with lower margin characteristic.

Personnel costs decreased $0.7 million, or 4.3%, to $15.2 million for the three months ended December 31, 2019. The decrease is primarily due to decreased headcount. As a percentage of net revenues, personnel costs increased 234 basis points to 27.2% from 24.9% for the three months ended December 31, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $0.8 million, or 11.2%, to $6.7 million for the three months ended December 31, 2019. The decrease is primarily attributable to decreased facilities spending and legal expense for the quarter. As a percentage of net revenues, SG&A increased 18 basis points to 11.9% from 11.8% for the three months ended December 31, 2019 and 2018, respectively.

Depreciation and amortization costs increased $0.3 million, or 7.3%, to $4.1 million for the three months ended December 31, 2019. The increase is due to investments in a new transportation management system and technology infrastructure.

Transition, lease termination and other costs increased $0.3 million for the three months ended December 31, 2019. The increase is primarily attributable to non-recurring severance expense during the most recent quarter.

Change in fair value of contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other net expenses were $0.6 million for both three months ended December 31, 2019 and 2018.

Our change in net income is driven principally by decreased net revenues, partially offset by decreased operating expenses and decreased income taxes compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2019 and 2018 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$6,027	$2,587	$(6,027)	$2,587	$8,653	$3,589	$(8,476)	$3,766
Plus: preferred stock dividends	—	—	—	—	—	—	445	445
Plus: issuance costs for preferred stock redemption	—	—	—	—	—	—	1,659	1,659
Net income (loss) attributable to Radiant Logistics, Inc.	6,027	2,587	(6,027)	2,587	8,653	3,589	(6,372)	5,870

Income tax expense	—	—	961	961	—	—	1,874	1,874
Depreciation and amortization	1,020	474	2,601	4,095	910	400	2,505	3,815
Net interest expense	—	—	594	594	—	—	860	860

EBITDA	7,047	3,061	(1,871)	8,237	9,563	3,989	(1,133)	12,419

Share-based compensation	267	50	150	467	266	41	157	464
Change in fair value of contingent consideration	—	—	33	33	—	—	(476)	(476)
Acquisition related costs	—	—	27	27	—	—	14	14
Litigation costs	—	—	248	248	—	—	248	248
Transition, lease termination, and other costs	337	—	—	337	(11)	—	—	(11)
Foreign exchange loss (gain)	(31)	56	—	25	9	(168)	—	(159)

Adjusted EBITDA	$7,620	$3,167	$(1,413)	$9,374	$9,827	$3,862	$(1,190)	$12,499
Adjusted EBITDA as a % of net revenues (1)	15.7%	41.8%	N/A	16.8%	17.7%	45.6%	N/A	19.5%

(1)Net revenues are revenues net of cost of transportation and other services.

Six months ended December 31, 2019 and 2018 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by geographic operating segments for the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31, 2019				Six Months Ended December 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$343,626	$42,185	$(385)	$385,426	$416,879	$46,857	$(145)	$463,591
Value-added services	8,352	8,692	—	17,044	6,098	10,132	—	16,230
	351,978	50,877	(385)	402,470	422,977	56,989	(145)	479,821
Cost of transportation and other services
Transportation	249,855	34,276	(385)	283,746	316,107	36,734	(145)	352,696
Value-added services	5,502	1,731	—	7,233	4,237	4,059	—	8,296
	255,357	36,007	(385)	290,979	320,344	40,793	(145)	360,992
Net revenues (1)
Transportation	93,771	7,909	—	101,680	100,772	10,123	—	110,895
Value-added services	2,850	6,961	—	9,811	1,861	6,073	—	7,934
	$96,621	$14,870	$—	$111,491	$102,633	$16,196	$—	$118,829
Net Margins
Transportation	27.3%	18.7%	N/A	26.4%	24.2%	21.6%	N/A	23.9%
Value-added services	34.1%	80.1%	N/A	57.6%	30.5%	59.9%	N/A	48.9%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $385.4 million and $463.6 million for the six months ended December 31, 2019 and 2018, respectively. The decrease of $78.2 million, is primarily attributable to general market softness, a decrease in non-recurring disaster relief project revenue reported in the comparable prior year period, and decisions to exit certain lower margin business. Net transportation revenue was $101.7 million and $110.9 million for the six months ended December 31, 2019 and 2018, respectively. Net transportation margins increased from 23.9% to 26.4%, primarily due to shifts in product mix and exiting certain lower margin business.

Value-added services revenue was $17.0 million and $16.2 million, for the six months ended December 31, 2019 and 2018, respectively. The increase of $0.8 million, or 5.2%, is primarily attributable to growth in our contract logistics and custom brokerage services offerings. Net value-added services revenue was $9.8 million for the six months ended December 31, 2019, compared to $7.9 million for the comparable prior year period. Net value-added services revenue margins increased from 48.9% to 57.6%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31, 2019				Six Months Ended December 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$96,621	$14,870	$—	$111,491	$102,633	$16,196	$—	$118,829

Operating expenses:
Operating partner commissions	49,548	—	—	49,548	53,183	—	—	53,183
Personnel costs	21,400	6,858	1,816	30,074	21,392	7,206	1,853	30,451
Selling, general and administrative expenses	9,577	2,542	2,224	14,343	9,506	3,583	1,557	14,646
Depreciation and amortization	2,009	889	5,234	8,132	1,680	787	4,981	7,448
Transition, lease termination, and other costs	328	—	—	328	(11)	—	—	(11)
Change in fair value of contingent consideration	—	—	48	48	—	—	(571)	(571)

Total operating expenses	82,862	10,289	9,322	102,473	85,750	11,576	7,820	105,146

Income (loss) from operations	13,759	4,581	(9,322)	9,018	16,883	4,620	(7,820)	13,683
Other income (expense)	71	(44)	(1,286)	(1,259)	261	141	(1,637)	(1,235)

Income (loss) before income taxes	13,830	4,537	(10,608)	7,759	17,144	4,761	(9,457)	12,448
Income tax expense	—	—	(1,748)	(1,748)	—	—	(2,851)	(2,851)

Net income (loss)	13,830	4,537	(12,356)	6,011	17,144	4,761	(12,308)	9,597
Less: net income attributable to non- controlling interest	(189)	—	—	(189)	(644)	—	—	(644)

Net income (loss) attributable to Radiant Logistics, Inc.	13,641	4,537	(12,356)	5,822	16,500	4,761	(12,308)	8,953
Less: preferred stock dividends	—	—	—	—	—	—	(956)	(956)

Less: issuance costs for preferred stock redemption	—	—	—	—	—	—	(1,659)	(1,659)

Net income (loss) attributable to common stockholders	$13,641	$4,537	$(12,356)	$5,822	$16,500	$4,761	$(14,923)	$6,338

	Six Months Ended December 31, 2019				Six Months Ended December 31, 2018
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.3%	0.0%	N/A	44.4%	51.8%	0.0%	N/A	44.8%
Personnel costs	22.1%	46.1%	N/A	27.0%	20.8%	44.5%	N/A	25.6%
Selling, general and administrative expenses	9.9%	17.1%	N/A	12.9%	9.3%	22.1%	N/A	12.3%
Depreciation and amortization	2.1%	6.0%	N/A	7.3%	1.6%	4.9%	N/A	6.3%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $3.7 million, or 6.8%, to $49.5 million for the six months ended December 31, 2019. The decrease is primarily due to decreased net revenues from operating partners. As a percentage of net revenues, operating partner commissions decreased 31 basis points to 44.4% from 44.8% for the six months ended December 31, 2019 and 2018, respectively.

Personnel costs decreased $0.4 million, or 1.2%, to $30.1 million for the six months ended December 31, 2019. The decrease is primarily due to decreased headcount. As a percentage of net revenues, personnel costs increased 135 basis points to 27.0% from 25.6% for the six months ended December 31, 2019 and 2018, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $0.3 million, or 2.1%, to $14.3 million for the six months ended December 31, 2019. The decrease is primarily attributable to decreased facility spending and legal expense for the quarter. As a percentage of net revenues, SG&A increased 54 basis points to 12.9% from 12.3% for the six months ended December 31, 2019 and 2018, respectively.

Depreciation and amortization costs increased $0.7 million, or 9.2%, to $8.1 million for the six months ended December 31, 2019. The increase is due to investments in a new transportation management system and technology infrastructure.

Transition, lease termination and other costs increased $0.3 million for the six months ended December 31, 2019. The increase is primarily attributable to non-recurring severance expense during the most recent quarter.

Change in fair value of contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses were $1.3 million and $1.2 million for the six months ended December 31, 2019 and 2018, respectively.

Our change in net income is driven principally by decreased net revenues, partially offset by decreased operating expenses, and decreased income taxes compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2019 and 2018 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Six Months Ended December 31, 2019				Six Months Ended December 31, 2018
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$13,641	$4,537	$(12,356)	$5,822	$16,500	$4,761	$(14,923)	$6,338
Plus: preferred stock dividends	—	—	—	—	—	—	956	956
Plus: issuance costs for preferred stock redemption	—	—	—	—	—	—	1,659	1,659
Net income (loss) attributable to Radiant Logistics, Inc.	13,641	4,537	(12,356)	5,822	16,500	4,761	(12,308)	8,953

Income tax expense	—	—	1,748	1,748	—	—	2,851	2,851
Depreciation and amortization	2,009	889	5,234	8,132	1,680	787	4,981	7,448
Net interest expense	—	—	1,286	1,286	—	—	1,637	1,637

EBITDA	15,650	5,426	(4,088)	16,988	18,180	5,548	(2,839)	20,889

Share-based compensation	512	94	291	897	493	25	277	795
Change in fair value of contingent consideration	—	—	48	48	—	—	(571)	(571)
Acquisition related costs	—	—	312	312	—	—	18	18
Litigation costs	—	—	432	432	—	—	385	385
Transition, lease termination, and other costs	328	—	—	328	(11)	—	—	(11)
Foreign currency transaction loss (gain)	5	43	—	48	(92)	(101)	—	(193)

Adjusted EBITDA	$16,495	$5,563	$(3,005)	$19,053	$18,570	$5,472	$(2,730)	$21,312
Adjusted EBITDA as a % of net revenues (1)	17.1%	37.4%	N/A	17.1%	18.1%	33.8%	N/A	17.9%

(1)Net revenues are revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Net cash provided by operating activities were $6.3 million and $16.4 million for the six months ended December 31, 2019 and 2018, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the six months ended December 31, 2019 decreased by $10.1 million, compared with the same period in 2018, primarily due to the decrease in net income and net change in operating assets and liabilities.

Net cash used for investing activities were $2.7 million and $2.3 million for the six months ended December 31, 2019 and 2018, respectively. The primary uses of cash were for purchases of property, technology, and equipment. Cash paid for purchases of property, technology, and equipment were $2.8 million and $2.3 million for the six months ended December 31, 2019 and 2018, respectively.

Net cash used for financing activities were $0.7 million and $10.1 million for the six months ended December 31, 2019 and 2018, respectively. Net proceeds from the Senior Credit Facility was $3.5 million and $14.4 million for the six months ended December 31, 2019 and 2018, respectively. Repayments of notes payable and finance lease liability were $2.4 million and $1.8 million for the six months ended December 31, 2019 and 2018, respectively. Repurchases of common stock were $1.0 million for the six months ended December 31, 2019. Payments for the redemption of preferred stock and payments of preferred stock dividends were $21 million and $1.3 million for the six months ended December 31, 2018. Distributions to non-controlling interest were $0.3 million and $0.2 million for the six months ended December 31, 2019 and 2018, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for the six months ended December 31, 2019. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for both the six months ended December 31, 2019 and 2018.

Technology

A primary component of our business strategy is the continued development and implementation of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We intend to spend in excess of $3.5 million during the entire fiscal year ending June 30, 2020 in order to continue improving our technology systems, which we expect will include the implementation of a key transportation management system that will, among other things, more fully integrate our systems with our strategic operating partners and any new operations that we may acquire in the future.

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

As of December 31, 2019, we had gross availability of $68.0 million, net of $17.2 million in advances and letter of credit reserves with approximately $50.7 million in availability under the Senior Credit Facility to support future acquisitions and our ongoing working capital requirements. We expect to structure acquisitions with certain amounts paid at closing and the balance paid over a number of years in the form of earn-out installments, which are payable based upon the future earnings of the acquired businesses payable in cash, stock or some combination thereof. As we continue to execute our acquisition strategy, we will be required to make significant payments in the future if the earn-out installments under our various acquisitions become due. While we believe that a portion of any required cash payments will be generated by the acquired businesses, we may have to secure additional sources of capital to fund the remainder of any cash-based earn-out payments as they become due. This presents us with certain business risks relative to the availability of capacity under our Senior Credit Facility, the availability and pricing of future fund raising, as well as the potential dilution to our stockholders to the extent the earn-outs are satisfied directly, or indirectly, from the sale of equity.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2019, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

During the three months ended December 31, 2019, there was no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. Under this repurchase program the Company purchased the following shares of common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	—	$—	—	—
November 1 - 30, 2019	110,509	5.14	110,509	—
December 1 - 31, 2019	79,049	5.47	79,049	—

Total	189,558	$5.28	189,558	—

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

3.1	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/2019

10.1	Separation and Release Agreement, dated effective as of December 31, 2019, by and between Radiant Global Logistics, Inc. and Tim Boyce		8-K		10.1	12/23/2019

10.2	Independent Contractor Agreement, dated effective as of January 1, 2020, by and between Radiant Global Logistics, Inc. and Tim Boyce		8-K		10.2	12/23/2019

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

X

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: February 10, 2020	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2020	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)