Form 10-Q
period 2020-03-31
RADIANT LOGISTICS, INC
filed 2020-05-11
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

There were 49,395,639 shares outstanding of the registrant’s common stock as of May 1, 2020.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,697	$5,420
Accounts receivable, net of allowance of $1,683 and $1,887, respectively	93,021	93,123
Contract assets	15,754	17,777
Income tax receivable	806	506
Prepaid expenses and other current assets	15,886	8,066
Total current assets	142,164	124,892

Property, technology, and equipment, net	19,684	20,127

Goodwill	72,078	65,389
Intangible assets, net	53,845	55,742
Operating lease right-of-use assets	12,610	—
Deposits and other assets	4,004	1,560
Total other long-term assets	142,537	122,691
Total assets	$304,385	$267,710

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,687	$74,097
Operating partner commissions payable	10,391	12,891
Accrued expenses	6,339	6,224
Current portion of notes payable	3,609	3,687
Current portion of operating lease liability	6,476	—
Current portion of finance lease liability	686	683
Other current liabilities	1,471	840
Total current liabilities	95,659	98,422

Notes payable, net of current portion	58,619	30,047
Operating lease liability, net of current portion	6,862	—
Finance lease liability, net of current portion	2,668	3,161
Deferred income taxes	6,301	7,838
Deferred rent liability	—	862
Other long-term liabilities	1,810	100
Total long-term liabilities	76,260	42,008
Total liabilities	171,919	140,430

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,028,486 and 49,678,262 shares issued, and 49,395,639 and 49,586,464 shares outstanding, respectively	31	31
Additional paid-in capital	101,324	100,186
Treasury stock, at cost, 632,847 and 91,798 shares, respectively	(2,749)	(253)
Retained earnings	32,758	26,883
Accumulated other comprehensive income	864	187
Total Radiant Logistics, Inc. stockholders’ equity	132,228	127,034
Non-controlling interest	238	246
Total equity	132,466	127,280
Total liabilities and equity	$304,385	$267,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues	$177,221	$206,048	$579,691	$685,868

Operating expenses:
Cost of transportation and other services	129,440	153,302	420,419	514,293
Operating partner commissions	20,352	23,125	69,899	76,309
Personnel costs	14,412	14,806	44,487	45,256
Selling, general and administrative expenses	8,027	6,812	22,370	21,458
Depreciation and amortization	4,282	3,847	12,413	11,295
Transition, lease termination, and other costs	—	—	328	(11)
Change in fair value of contingent consideration	3	(611)	52	(1,182)
Total operating expenses	176,516	201,281	569,968	667,418

Income from operations	705	4,767	9,723	18,450

Other income (expense):
Interest income	17	13	50	37
Interest expense	(752)	(684)	(2,070)	(2,345)
Foreign currency transaction gain (loss)	169	(24)	120	169
Other	89	49	164	258
Total other expense	(477)	(646)	(1,736)	(1,881)

Income before income taxes	228	4,121	7,987	16,569

Income tax expense	(102)	(942)	(1,850)	(3,793)

Net income	126	3,179	6,137	12,776
Less: net income attributable to non-controlling interest	(73)	(247)	(262)	(891)

Net income attributable to Radiant Logistics, Inc.	53	2,932	5,875	11,885
Less: preferred stock dividends	—	—	—	(956)
Less: issuance costs for preferred stock redemption	—	—	—	(1,659)

Net income attributable to common stockholders	$53	$2,932	$5,875	$9,270

Other comprehensive income:
Foreign currency translation gain (loss)	711	(278)	677	215
Comprehensive income	$837	$2,901	$6,814	$12,991

Income per share attributable to common stockholders:
Basic	$—	$0.06	$0.12	$0.19
Diluted	$—	$0.06	$0.11	$0.18

Weighted average common shares outstanding:
Basic	49,577,370	49,515,717	49,667,243	49,471,556
Diluted	50,974,994	51,169,321	51,266,348	50,979,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2019	—	$—	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	—	—	138,147	—	(314)	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	82,627	—	(146)	—	—	—	(146)	—	(146)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(180)	(180)
Share-based compensation	—	—	—	—	430	—	—	—	430	—	430
Net income	—	—	—	—	—	—	3,235	—	3,235	96	3,331
Other comprehensive income	—	—	—	—	—	—	—	114	114	—	114
Balance as of September 30, 2019	—	$—	49,807,238	$31	$100,156	$(253)	$30,118	$301	$130,353	$162	$130,515

Repurchase of common stock	—	—	(189,558)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	—	—	34,434	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	10,000	—	39	—	—	—	39	—	39
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	—	—	467	—	—	—	467	—	467
Net income	—	—	—	—	—	—	2,587	—	2,587	93	2,680
Other comprehensive loss	—	—	—	—	—	—	—	(148)	(148)	—	(148)
Balance as of December 31, 2019	—	$—	49,662,114	$31	$100,662	$(1,253)	$32,705	$153	$132,298	$165	$132,463

Issuance of common stock to shareholders of acquired business	—	—	45,086	—	250	—	—	—	250	—	250
Repurchase of common stock	—	—	(351,491)	—	—	(1,496)	—	—	(1,496)	—	(1,496)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	—	—	4,149	—	(12)	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	35,781	—	15	—	—	—	15	—	15
Share-based compensation	—	—	—	—	409	—	—	—	409	—	409
Net income	—	—	—	—	—	—	53	—	53	73	126
Other comprehensive income	—	—	—	—	—	—	—	711	711	—	711
Balance as of March 31, 2020	—	$—	49,395,639	$31	$101,324	$(2,749)	$32,758	$864	$132,228	$238	$132,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	331	—	—	—	331	—	331
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	32,979	—	(63)	—	—	—	(63)	—	(63)
Preferred dividends paid	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	—	—	—	3,083	—	3,083	180	3,263
Other comprehensive loss	—	—	—	—	—	—	—	(305)	(305)	—	(305)
Balance as of September 30, 2018	839,200	$1	49,453,088	$31	$118,236	$(253)	$16,071	$(119)	$133,967	$232	$134,199

Share-based compensation	—	—	—	—	464	—	—	—	464	—	464
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	16,488	—	(34)	—	—	—	(34)	—	(34)
Preferred dividends paid	—	—	—	—	—	—	(792)	—	(792)	—	(792)
Redemption of preferred stock	(839,200)	(1)	—	—	(19,320)	—	(1,659)	—	(20,980)	—	(20,980)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(150)	(150)
Net income	—	—	—	—	—	—	5,870	—	5,870	464	6,334
Other comprehensive income	—	—	—	—	—	—	—	798	798	—	798
Balance as of December 31, 2018	—	$—	49,469,576	$31	$99,346	$(253)	$19,490	$679	$119,293	$546	$119,839

Share-based compensation	—	—	—	—	409	—	—	—	409	—	409
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	32,326	—	(76)	—	—	—	(76)	—	(76)
Issuance of common stock to former shareholders of acquired businesses	—	—	36,806	—	203	—	—	—	203	—	203
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(420)	(420)
Net income	—	—	—	—	—	—	2,932	—	2,932	247	3,179
Other comprehensive loss	—	—	—	—	—	—	—	(278)	(278)	—	(278)
Balance as of March 31, 2019	—	$—	49,538,708	$31	$99,882	$(253)	$22,422	$401	$122,483	$373	$122,856

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands, except share and per share data)	2020	2019
OPERATING ACTIVITIES:
Net income	$6,137	$12,776
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Share-based compensation	1,306	1,204
Amortization of intangible assets	7,718	7,491
Depreciation and amortization of property, technology, and equipment	4,695	3,804
Deferred income tax benefit	(1,537)	(658)
Amortization of debt issuance costs	278	171
Change in fair value of contingent consideration	52	(1,182)
Transition, lease termination, and other costs	328	(11)
Gain on disposal of property, technology, and equipment	—	(46)
Change in (recovery of) allowance for doubtful accounts	(204)	835
CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF BUSINESS ACQUISITIONS:
Accounts receivable	(657)	13,058
Contract assets	1,976	13,323
Income tax receivable	(312)	1,795
Prepaid expenses, deposits and other assets	(3,734)	(3,031)
Accounts payable	(8,250)	(8,261)
Operating partner commissions payable	(2,500)	(77)
Accrued and other liabilities	(6,335)	(7,092)
Payment of contingent consideration	(280)	(626)
Net cash provided by (used for) operating activities	(1,319)	33,473

INVESTING ACTIVITIES:
Payments to acquire businesses	(9,150)	—
Payments to acquire intangible assets	—	(262)
Purchases of property, technology, and equipment	(4,728)	(4,733)
Proceeds from sale of property, technology, and equipment	73	271
Net cash used for investing activities	(13,805)	(4,724)

FINANCING ACTIVITIES:
Proceeds from (repayments to) revolving credit facility, net	32,164	(4,662)
Payments of debt issuance costs	(1,636)	—
Repayments of notes payable and finance lease liability	(3,215)	(2,713)
Repurchases of common stock	(2,496)	—
Payments of contingent consideration	(47)	(164)
Payments of preferred stock dividends	—	(1,303)
Payment for preferred stock redemption	—	(20,980)
Distribution to non-controlling interest	(270)	(660)
Proceeds from exercise of stock options	39	—
Payments of employee tax withholdings related to vesting of restricted stock awards	(326)	—
Payments of employee tax withholdings related to cashless exercise of stock options	(131)	(173)
Net cash provided by (used for) financing activities	24,082	(30,655)

Effect of exchange rate changes on cash and cash equivalents	2,319	398

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,277	(1,508)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,420	6,992

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,697	$5,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,801	$3,168
Interest paid	$1,779	$2,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

(In thousands, except share and per share data)

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended March 31, 2019, the Company acquired $812 of refrigerated trailers financed through a capital lease.

In January 2019, the Company issued 36,806 shares of common stock at a fair value of $5.51 per share in satisfaction of $203 of earnout payments related to Highways and Skyways, Inc. for the period ended June 30, 2018, resulting in a decrease to the current portion of contingent consideration, and an increase to common stock and additional paid-in capital of $203.

In February 2020, the Company issued 45,086 shares of common stock at fair value in satisfaction of $250 of consideration towards the acquisition of Friedway Enterprises, Inc. and CIC2, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc. and its consolidated subsidiaries (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base, which it supports from an extensive multi-brand network of over 100 operating locations (including 20 Company-owned offices) across North America as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. The Company believes shippers value its services because it is able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service since it is not influenced by the ownership of transportation assets. In addition, the Company’s minimal investment in physical assets affords it the opportunity for a higher return on invested capital and net cash flows than the Company’s asset-based competitors.

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

The recent COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread to the United States and many other parts of the world and has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. In particular, we are seeing significant changes in demand among our various customers depending on their industry. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses. The Company has initiated a series of workforce reduction measures including reductions of salaries, bonuses, hours, furloughs and terminations. The Company has also tabled acquisition opportunities, suspended the stock buy-back program and deferred certain other discretionary investments and expenses.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, industry, and workforce.

Basis of Presentation

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, 2019-04, 2019-05, and 2020-03 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for the Company in the first quarter of fiscal year 2024. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

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

The condensed consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”) and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 11), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated.

Non-controlling interest in the condensed consolidated balance sheets represents RCP’s proportionate share of equity in RLP. Net income (loss) of non-wholly owned consolidated subsidiaries or variable interest entities is allocated to the Company and the holder(s) of the non-controlling interest in proportion to their percentage ownership.
b)	Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results reported in future periods may be based upon amounts that could differ from these estimates due to the inherent uncertainty involved in making estimates and risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of a novel strain of the coronavirus (“COVID-19)”.

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

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. Based on the most recent annual impairment test, there was no impairment.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. See Note 7, for the Company’s assessment of any indicators of goodwill impairment for the quarter ended March 31, 2020.

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

Management has performed a review of all long-lived assets and has determined no impairment of the respective carrying value has occurred as of March 31, 2020. Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets are amortized using the straight-line method over a period of up to ten years, trademarks and trade names are amortized using the straight-line method over 15 years, and non-compete agreements are amortized using the straight-line method over the term of the underlying agreements.
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

The fair values of intangible assets are generally estimated using a discounted cash flow approach with Level 3 inputs. The estimate of fair value of an intangible asset is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company generally uses risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflects market participant assumptions.

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is generally estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating objectives and financial results by acquired companies using Level 3 inputs and the amounts are then discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the condensed consolidated statements of comprehensive income. Amounts are generally due annually on November 1st and 90 days following the quarter of the final earn-out period of each respective acquisition.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as these promises aren’t distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from origin to destination. The Company determines the period to recognize revenue in transit based upon the departure date and the delivery date, which may be estimated if delivery has not occurred as of the reporting date. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

The Company also provides warehouse and distribution logistics services for its customers under contracts generally ranging from a few months to five years and include renewal provisions. These warehouse and distribution logistics services contracts provide for inventory management, order fulfilment and warehousing of the Customer’s product and arrangement of transportation of the customer’s product. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the services provided by the Company as they are performed. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized over time based on the level of activity volume.

Other services include primarily customs clearance services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$148,941	$21,217	$(123)	$170,035
Value-added services (1)	3,290	3,896	—	7,186
Total	$152,231	$25,113	$(123)	$177,221

Timing of Revenue Recognition:
Services transferred over time	$151,587	$25,113	$(123)	$176,577
Services transferred at a point in time	644	—	—	644
Total	$152,231	$25,113	$(123)	$177,221

	Nine Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$492,567	$63,402	$(508)	$555,461
Value-added services (1)	11,642	12,588	—	24,230
Total	$504,209	$75,990	$(508)	$579,691

Timing of Revenue Recognition:
Services transferred over time	$501,814	$75,990	$(508)	$577,296
Services transferred at a point in time	2,395	—	—	2,395
Total	$504,209	$75,990	$(508)	$579,691

	Three Months Ended March 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$175,462	$22,340	$(165)	$197,637
Value-added services (1)	3,684	4,727	—	8,411
Total	$179,146	$27,067	$(165)	$206,048

Timing of Revenue Recognition:
Services transferred over time	$178,369	$27,067	$(165)	$205,271
Services transferred at a point in time	777	—	—	777
Total	$179,146	$27,067	$(165)	$206,048

	Nine Months Ended March 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$592,341	$69,197	$(310)	$661,228
Value-added services (1)	9,781	14,859	—	24,640
Total	$602,122	$84,056	$(310)	$685,868

Timing of Revenue Recognition:
Services transferred over time	$599,941	$84,056	$(310)	$683,687
Services transferred at a point in time	2,181	—	—	2,181
Total	$602,122	$84,056	$(310)	$685,868

(1)Value-added services include warehouse, distribution services, and other services.

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

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $377 and $989 for the three and nine months ended March 31, 2020, respectively and $218 and $671 for the three and nine months ended March 31, 2019, respectively.

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

p)	Leases (Effective July 1, 2019)

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

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2020 are immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three and nine months ended March 31, 2020 are immaterial.
q)	Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense), net.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income attributable to Radiant Logistics, Inc.	$53	$2,932	$5,875	$11,885
Less: preferred stock dividends	—	—	—	(956)
Less: issuance costs for preferred stock redemption	—	—	—	(1,659)
Net income attributable to common stockholders	$53	$2,932	$5,875	$9,270

Denominator:
Weighted average common shares outstanding, basic	49,577,370	49,515,717	49,667,243	49,471,556
Dilutive effect of share-based awards	1,397,624	1,653,604	1,599,105	1,507,763

Weighted average common shares outstanding, diluted	50,974,994	51,169,321	51,266,348	50,979,319

Potentially dilutive common shares excluded	318,116	363,485	320,525	592,943

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

The components of lease expense were as follows:

(In thousands)	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Operating:
Operating lease cost	$1,775	$5,465

Financing:
Amortization of right-of-use assets	153	466
Interest on lease liabilities	41	131

Total finance lease cost	$194	$597

Under ASC 840, Rent expense amounted to $2,273 and $6,936 for the three and nine months ended March 31, 2019, respectively.

Supplemental cash flow information related to leases was as follows:

(In thousands)	Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$5,484
Operating cash flows arising from finance leases	128
Financing cash flows arising from finance leases	497

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,163
Finance leases	26

Supplemental balance sheet information related to leases was as follows:

March 31,
(In thousands)	2019
Operating lease:
Operating lease right-of-use assets	$12,610

Current portion of operating lease liability	6,476
Operating lease liability, net of current portion	6,862

Total operating lease liabilities	$13,338

Finance lease:
Property, technology, and equipment, net	$3,407

Current portion of finance lease liability	686
Finance lease liability, net of current portion	2,668

Total finance lease liabilities	$3,354

Weighted average remaining lease term:
Operating leases	2.5 years
Finance leases	5.1 years

Weighted average discount rate:
Operating leases	3.19%
Finance leases	4.52%

As of March 31, 2020, maturities of lease liability for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2020 (remaining)	$1,819	$208
2021	6,142	821
2022	4,068	805
2023	1,136	623
2024	386	552
Thereafter	309	697

Total lease payments	13,860	3,706

Less imputed interest	(522)	(352)

Total lease liability	$13,338	$3,354

Under ASC 840, minimum future lease commitments as of June 30, 2019 under operating leases for each of the next five fiscal years ending June 30 and thereafter were as follows:

(In thousands)
2020	$7,176
2021	5,753
2022	3,691
2023	1,003
2024	392
Thereafter	314

Total minimum lease payments	$18,329

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		March 31,	June 30,
(In thousands)	Useful Life	2020	2019
Computer software	3 - 5 years	$21,644	$18,013
Trailers and related equipment	3 - 15 years	6,807	6,941
Office and warehouse equipment	3 - 15 years	4,205	4,082
Leasehold improvements	(1)	3,648	3,672
Computer equipment	3 - 15 years	2,828	2,529
Furniture and fixtures	3 - 15 years	965	973

		40,097	36,210
Less: accumulated depreciation and amortization		(20,413)	(16,083)

		$19,684	$20,127

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,792 and $4,695 for the three and nine months ended March 31, 2020, respectively and $1,328 and $3,804 for the three and nine months ended March 31, 2019, respectively. Computer software includes approximately $1,111 and $722 of software in development as of March 31, 2020 and June 30, 2019, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The table below reflects the changes in the carrying amounts of goodwill for the nine months ended March 31, 2020:

(In thousands)	Total
Balance as of June 30, 2019	$65,389
Acquisition	6,689

Balance as of March 31, 2020	$72,078

At March 31, 2020, the Company had $72,078 of goodwill. The Company performed quantitative assessments for its US and Canada reporting units during the quarter, and results indicated that the estimated fair values of the US and Canada reporting units exceed their respective carrying values.  Thus, goodwill was not impaired as of March 31, 2020.

The results for the US reporting unit indicated that the fair value only exceeded the carrying value by 5%. The US reporting unit has goodwill of $50,680 as of March 31, 2020, Management’s projections used to estimate the undiscounted cash flows included increasing revenue and steady margins. Changes in any of the significant assumptions used, including if the Company does not successfully achieve its fiscal year 2021 plan, can materially affect the expected cash flows, and such impacts could result in a potentially material non-cash impairment charge. Therefore, the key assumptions most susceptible to change are projected revenue and projected operational profit.

Intangible assets consisted of the following as of March 31, 2020 and June 30, 2019, respectively:

	March 31, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.3 years	$102,344	$(58,986)	$43,358
Trade names and trademarks	9.9 years	14,977	(5,014)	9,963
Covenants not to compete	4.5 years	1,355	(831)	524

		$118,676	$(64,831)	$53,845

	June 30, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.5 years	$97,002	$(52,076)	$44,926
Trade names and trademarks	10.6 years	14,977	(4,252)	10,725
Covenants not to compete	2.7 years	875	(784)	91

		$112,854	$(57,112)	$55,742

Amortization expense amounted to $2,490 and $7,718 for the three and nine months ended March 31, 2020, respectively and $2,519 and $7,491 for the three and nine months ended March 31, 2019, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2020 (remaining)	$2,536
2021	10,119
2022	9,565
2023	9,088
2024	8,712

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,	June 30,
(In thousands)	2020	2019
Revolving Credit Facility	$45,953	$13,781
Senior Secured Loans	16,620	20,591
Unamortized debt issuance costs	(345)	(638)

Total notes payable	62,228	33,734
Less: current portion	(3,609)	(3,687)

Total notes payable, net of current portion	$58,619	$30,047

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2020 (remaining)	$880
2021	3,669
2022	3,920
2023	4,189
2024	3,961
Thereafter	45,954

$62,573

Revolving Credit Facility

The Company entered into a $150,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated on March 13, 2020. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation and Bank of America, N. A., Keybank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company’s $75,000 credit facility agreement dated June 14, 2017, and from an accounting standpoint, represents a modification of the previous credit facility.

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of March 31, 2020, the borrowings outstanding on the Revolving Credit Facility was $45,953 and the Company was in compliance with all of its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first 12 months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149.

The loans may be prepaid in whole at any time providing the Company gives at least 30 days prior written notice and pays the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date and (ii) the face value of the principal amount being prepaid.

Concurrently with entering into the new Revolving Credit Facility, the Company amended and restated the FPD IV and FPD V term loans to make the financial and other covenants in such term loans consistent with those contained in the new Revolving Credit Facility. In addition, the security interest securing such term loans were changed to be on a parity basis with those securing the new Revolving Credit Facility. As of March 31, 2020, the Company was in compliance with all of its covenants.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s Condensed Consolidated Balance Sheets at their fair values and consist of interest rate swap contracts at March 31, 2020 (none at June 30, 2019). On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. This interest rate swap matures and terminates on March 13, 2025.

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of March 31, 2020, the derivative instrument had a total notional amount of $20,000 and fair value of $227.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. As a result, during the nine months ended March 31, 2020, no dividend was paid. Dividends paid to prior holders of Series A Preferred Shares for the nine months ended March 31, 2019 were $1.5536 per share, totaling $1,303.

Common Stock

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors has approved the renewal of the repurchase program through December 31, 2021. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 541,049 shares of its common stock at an average cost of $4.61 per share for an aggregate cost of $2,496 during the nine months ended March 31, 2020. Prior to the second fiscal quarter, there were no purchases of common stock executed under the repurchase program authorized by the board of directors in March 2018. We have temporarily suspended our share repurchases under our stock repurchase program as we continue to assess the impacts of COVID-19.

NOTE 11 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

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

RLP recorded $123 and $438 in profits, of which RCP’s distributable share was $73 and $262, for the three and nine months ended March 31, 2020, respectively. RLP recorded $412 and $1,485 in profits, of which RCP’s distributable share was $247 and $891 for the three and nine months ended March 31, 2019, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

NOTE 12 – FAIR VALUE MEASUREMENT

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing, and excess earning models.

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2020
	Level 3	Total
Contingent consideration	$(3,250)	$(3,250)
Interest rate swap contracts (derivatives)	227	227

	Fair Value Measurements as of June 30, 2019
	Level 3	Total
Contingent consideration	$(375)	$(375)

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2019	$(375)	$—

Increase related to accounting for acquisitions	(3,150)	—
Contingent consideration paid	327	—
Change in fair value	(52)	227

Balance as of March 31, 2020	$(3,250)	$227

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The change in the current period fair value is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the earn-out periods. Contingent consideration is recorded in other current liabilities and other long-term liabilities.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $10,500 through earn-out periods measured through July 2023, although there are no maximums on certain earn-out payments.

Interest rate swap contracts are included in deposits and other assets.

Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

NOTE 13 – INCOME TAXES

For the three and nine months ended March 31, 2020 and 2019, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Current income tax expense	$923	$990	$3,387	$4,451
Deferred income tax benefit	(821)	(48)	(1,537)	(658)

Income tax expense	$102	$942	$1,850	$3,793

The Company’s effective tax rates prior to discrete items for the nine months ended March 31, 2020 and 2019 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The actual income tax through the third quarter results in an effective tax rate of 23.1%, which is higher than the U.S. federal statutory rate primarily due to earnings in foreign operations and state taxes, but also includes $203 of share-based compensation benefits to date, which is discretely recognized in the quarter and is not a component of the company’s annualized forecasted effective tax rate for fiscal year 2020. The Company does not have any uncertain tax positions and has a federal net operating loss carryover of approximately $726 due to expire primarily through fiscal year 2027 and a foreign net operating loss carryover of approximately $1,730 due to expire through fiscal year 2038.

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

The Company’s Canadian Subsidiary, Radiant Canada (formerly, “Wheels International, Inc.”), is no longer under examination by the Canada Revenue Agency ("CRA") for fiscal year 2015. During the quarter ended December 31, 2019, the Company was notified that the audit had been finalized with the CRA and that the adjustment will result in an immaterial charge.

The Company is currently under examination by the U.S. Internal Revenue Service for the 2017 tax year. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The Company applied for funds under the Paycheck Protection Program of the CARES Act in April of 2020 – see Note 18. At this time, management does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020.  The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

NOTE 14 – SHARE-BASED COMPENSATION

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to restricted stock awards of $298 and $868 for the three and nine months ended March 31, 2020, respectively and $215 and $580 for the three and nine months ended March 31, 2019, respectively. As of March 31, 2020, there was $2,162 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.10 years.

The following table summarizes stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2019	687,920	$4.08
Vested	(235,379)	2.88
Granted	331,966	5.56
Forfeited	(19,128)	4.91

Unvested balance as of March 31, 2020	765,379	$5.07

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $112 and $438 for the three and nine months ended March 31, 2020, respectively and $194 and $624 for the three and nine months ended March 31, 2019, respectively. The aggregate intrinsic value of options exercised was $719 and $1,877 for the three and nine months ended March 31, 2020, respectively and $257 and $592 for the three and nine months ended March 31, 2019, respectively. As of March 31, 2020, there was $180 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 1.04 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2019	2,458,093	$3.30	4.69	$6,995
Exercised	(244,871)	1.57	—	1,877
Forfeited	(30,259)	4.74	—	—

Outstanding as of March 31, 2020	2,182,963	$3.47	4.12	$1,669

Exercisable as of March 31, 2020	1,991,400	$3.30	3.97	$1,613

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

On February 19, 2019, the Company filed a Motion to Dismiss the class action case, which the court granted on March 14, 2019, and subsequently entered judgment in favor of the Company on April 30, 2019. By mutual written agreement of the parties, the matter was dismissed by Order of the Court of Appeals of the State of California, Second Appellate District, Division 8 on February 28, 2020. This matter is closed.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2020 (remaining)	2021	2022	2023	2024	Total
Earn-out payments:
Cash	$75	$1,182	$1,046	$619	$303	$3,225
Equity (1)	25	—	—	—	—	25

Total estimated earn-out payments	$100	$1,182	$1,046	$619	$303	$3,250
(1)	The Company generally has the right but not the obligation to satisfy a portion of the earn-out payments in stock.

NOTE 16 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

Three Months Ended March 31, 2020 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$152,231	$25,113	$(123)	$177,221
Income (loss) from operations	3,540	1,829	(4,664)	705
Other income (expense)	113	145	(735)	(477)
Income (loss) before income taxes	3,653	1,974	(5,399)	228
Depreciation and amortization	1,200	589	2,493	4,282
Property, technology, and equipment, net	13,979	5,705	—	19,684
Goodwill	50,680	21,398	—	72,078

Three Months Ended March 31, 2019 (In thousands)
Revenues	$179,146	$27,067	$(165)	$206,048
Income (loss) from operations	5,929	2,417	(3,579)	4,767
Other income (expense)	136	(111)	(671)	(646)
Income (loss) before income taxes	6,065	2,306	(4,250)	4,121
Depreciation and amortization	958	366	2,523	3,847
Property, technology, and equipment, net	15,280	4,703	—	19,983
Goodwill	43,991	21,398	—	65,389

Nine Months Ended March 31, 2020 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$504,209	$75,990	$(508)	$579,691
Income (loss) from operations	17,300	6,410	(13,987)	9,723
Other income (expense)	183	101	(2,020)	(1,736)
Income (loss) before income taxes	17,483	6,511	(16,007)	7,987
Depreciation and amortization	3,208	1,478	7,727	12,413
Property, technology, and equipment, net	13,979	5,705	—	19,684
Goodwill	50,680	21,398	—	72,078

Nine Months Ended March 31, 2019 (In thousands)
Revenues	$602,122	$84,056	$(310)	$685,868
Income (loss) from operations	22,812	7,037	(11,399)	18,450
Other income (expense)	397	30	(2,308)	(1,881)
Income (loss) before income taxes	23,209	7,067	(13,707)	16,569
Depreciation and amortization	2,638	1,153	7,504	11,295
Property, technology, and equipment, net	15,280	4,703	—	19,983
Goodwill	43,991	21,398	—	65,389

NOTE 17 – BUSINESS COMBINATION

On February 7, 2020 the Company acquired the assets and operations of two of its Adcom agency locations: Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”) through its wholly-owned subsidiary, Radiant Global Logistics, Inc. Friedway and CIC2 are expected to transition to the Radiant brand and will continue to provide a full range of domestic and international services from the mid-Atlantic region. The acquired agencies are expected to strengthen and diversify Radiant’s network of Company-owned operations and will continue to provide a full range of hyper-care domestic and international transportation and logistics service to customers in medical device, high-tech and trade-show industries. The goodwill recognized is attributable to expanded service lines and geographic footprint. The acquisitions of Friedway and CIC2 were accounted for as purchases of a business under ASC 805 Business Combinations.

As consideration for the acquisition, the Company paid $9,150 in cash upon closing and issued 45,086 shares of common stock recorded at fair value, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation. The maximum contingent consideration payable is $10,000. The Company has engaged valuation specialists to assist the Company with its estimate of the fair value of the contingent consideration using future projected earnings relative to the corresponding future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company believes the rate used to discount the earn-out payments reflect market participant assumptions.

The fair values of the intangible assets were estimated by valuation specialists engaged by the Company to assist with its estimate of the fair value. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the US operating segment and is expected to be deductible for income tax purposes over a period of 15 years.

The acquisition date fair value of the consideration transferred for the acquisitions consisted of the following:

(In thousands)
Cash	$9,150
Common stock (45,086 common shares)	250
Contingent consideration, at fair value	3,150

$12,550

The preliminary purchase price allocation for the acquisitions is as follows:

(In thousands)
Prepaid expenses and other current assets	$36
Intangible assets	5,822
Deposits and other assets	8
Accrued expenses	(5)
Total identifiable net assets	5,861
Goodwill	6,689
$12,550

Intangible assets that were acquired and their respective useful lives are as follows:

(In thousands)	Amount	Useful Life
Customer related	$5,342	8.5 years
Covenants not to compete	480	5 years
	$5,822

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relate to identifiable intangible assets and contingent consideration.

The results of operations for these acquired entities subsequent to the date of acquisition for the three and nine months ended March 31, 2020, are immaterial and thus not presented. The proforma results of operations as if the acquisition had occurred on the first day of each reporting period have not been presented because the operations of these above-mentioned acquisitions was not material to the consolidated financial statements.

NOTE 18 – SUBSEQUENT EVENTS

Paycheck Protection Program

On May 4, 2020, the Company received loan proceeds of $5,900 pursuant to the Paycheck Protection Program (the “PPP”) under the Cares Act.  The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.  On April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.  The certification made by the Company did not contain any objective criteria and is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loan were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loan, it may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties.

The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan.  Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the SBA Loan that is not forgiven, the SBA Loan will be repayable on the terms set forth above.

Interest Rate Swap Contract

On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. This interest rate swap matures and terminates on March 13, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2019 and this Form 10-Q for the quarter ended March 31, 2020. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COVID-19

The recent COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread to the United States and many other parts of the world and has impacted and may continue to impact our business operations, including employees, customers, financial condition, liquidity and cash flow for an extended period of time. In particular, we are seeing significant changes in demand among our various customers depending on their industry. Certain industries saw an increase in demand, while other industries experienced a slowdown of demand and production. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of nonessential businesses. Since late March, we shifted our focus to delivering against four key objectives: ensuring the health and safety of our employees; providing supply chain continuity for our customers, operating partners and carriers; protecting the economic security of our people to the greatest extent possible; and taking the steps necessary to mitigate the impacts of the slowing economy on our own business.

Our business model has also shown its strength in the diversity of our service offerings. Although the pandemic has had a substantial negative impact on many of the industry verticals and customers that we serve, the Radiant network is proud to be playing an active role in the fight against COVID-19: delivering personal protective equipment, food and beverage, consumer goods, technology and other essential products for our customers in North America and around the world. Notwithstanding this great effort by our team, we anticipate the contraction in our business from the shelter-at-home mandates, closing of manufacturing facilities and general global economic slowdown will more than off-set any financial benefit from our support of essential businesses. The effects of COVID-19, however, will not be fully reflected in our financial results until future periods. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

In response to COVID-19 we have implemented the following measures to ensure the health and safety of our employees, the financial soundness of the Company and the continuity of our services to our customers:

•	We are applying the social distancing guidelines by having a majority of our office employees work from their homes;
•	We provide clear communication to our employees promoting essential healthy hygiene habits and assist in responsibly responding to potential symptoms including self-quarantining and testing;
•	We initiated a series of workforce reduction measures impacting employees across our U.S. operations that included 20% salary reductions, reduction in hours, furloughs and terminations;
•	We implemented temporary salary reductions for company executive officers and temporary reductions in cash retainers for board members;
•	Our executives have agreed to forgo any bonuses under the Company’s discretionary quarterly Short-term Incentive Plan; and
•	We have tabled any acquisition opportunities, suspended our stock buy-back program, deferred discretionary technology investments and reduced discretionary operating expenses.

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

Results of Operations

Three months ended March 31, 2020 and 2019 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by geographic operating segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$148,941	$21,217	$(123)	$170,035	$175,462	$22,340	$(165)	$197,637
Value-added services	3,290	3,896	—	7,186	3,684	4,727	—	8,411
	152,231	25,113	(123)	177,221	179,146	27,067	(165)	206,048
Cost of transportation and other services
Transportation	109,657	17,383	(123)	126,917	131,242	17,956	(165)	149,033
Value-added services	2,073	450	—	2,523	2,548	1,721	—	4,269
	111,730	17,833	(123)	129,440	133,790	19,677	(165)	153,302
Net revenues (1)
Transportation	39,284	3,834	—	43,118	44,220	4,384	—	48,604
Value-added services	1,217	3,446	—	4,663	1,136	3,006	—	4,142
	$40,501	$7,280	$—	$47,781	$45,356	$7,390	$—	$52,746
Net Margins
Transportation	26.4%	18.1%	N/A	25.4%	25.2%	19.6%	N/A	24.6%
Value-added services	37.0%	88.4%	N/A	64.9%	30.8%	63.6%	N/A	49.2%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $170.0 million and $197.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $27.6 million, or 14.0%, is primarily attributable to general market softness including a slight impact from COVID-19, a decrease in non-recurring disaster relief project work reported in the comparable prior year period, and decisions to exit certain lower margin business. Net transportation revenue was $43.1 million and $48.6 million for the three months ended March 31, 2020 and 2019, respectively. Net transportation margins increased from 24.6% to 25.4%, primarily due to shifts in product mix and exiting certain lower margin business.

Value-added services revenue was $7.2 million and $8.4 million, for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.2 million, or 14.6%, is primarily attributable to slowdown in our contract logistics and custom brokerage services offerings. Net value-added services revenue was $4.7 million for the three months ended March 31, 2020, compared to $4.1 million for the comparable prior year period. Net value-added services revenue margins increased from 49.2% to 64.9%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$40,501	$7,280	$—	$47,781	$45,356	$7,390	$—	$52,746

Operating expenses:
Operating partner commissions	20,352	—	—	20,352	23,125	—	—	23,125
Personnel costs	10,216	3,278	918	14,412	10,664	3,197	945	14,806
Selling, general and administrative expenses	5,193	1,584	1,250	8,027	4,680	1,410	722	6,812
Depreciation and amortization	1,200	589	2,493	4,282	958	366	2,523	3,847
Change in fair value of contingent consideration	—	—	3	3	—	—	(611)	(611)

Total operating expenses	36,961	5,451	4,664	47,076	39,427	4,973	3,579	47,979

Income (loss) from operations	3,540	1,829	(4,664)	705	5,929	2,417	(3,579)	4,767
Other income (expense)	113	145	(735)	(477)	136	(111)	(671)	(646)

Income (loss) before income taxes	3,653	1,974	(5,399)	228	6,065	2,306	(4,250)	4,121
Income tax expense	—	—	(102)	(102)	—	—	(942)	(942)

Net income (loss)	3,653	1,974	(5,501)	126	6,065	2,306	(5,192)	3,179
Less: Net income attributable to non-controlling interest	(73)	—	—	(73)	(247)	—	—	(247)

Net income (loss) attributable to Radiant Logistics, Inc.	3,580	1,974	(5,501)	53	5,818	2,306	(5,192)	2,932

Net income (loss) attributable to common stockholders	$3,580	$1,974	$(5,501)	$53	$5,818	$2,306	$(5,192)	$2,932

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.3%	0.0%	N/A	42.6%	51.0%	0.0%	N/A	43.8%
Personnel costs	25.2%	45.0%	N/A	30.2%	23.5%	43.3%	N/A	28.1%
Selling, general and administrative expenses	12.8%	21.8%	N/A	16.8%	10.3%	19.1%	N/A	12.9%
Depreciation and amortization	3.0%	8.1%	N/A	9.0%	2.1%	5.0%	N/A	7.3%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $2.7 million, or 12.0%, to $20.4 million for the three months ended March 31, 2020. The decrease is primarily due to decreased net revenues from operating partners. As a percentage of net revenues, operating partner commissions decreased 125 basis points to 42.6% from 43.8% for the three months ended March 31, 2020 and 2019, respectively, as a result of reduced volume of special projects with lower margin characteristic.

Personnel costs decreased $0.4 million, or 2.7%, to $14.4 million for the three months ended March 31, 2020. The decrease is primarily due to decreased headcount. As a percentage of net revenues, personnel costs increased 209 basis points to 30.2% from 28.1% for the three months ended March 31, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expenses increased $1.2 million, or 17.8%, to $8.0 million for the three months ended March 31, 2020. The increase is primarily attributable to increased technology spending for the quarter. As a percentage of net revenues, SG&A increased 388 basis points to 16.8% from 12.9% for the three months ended March 31, 2020 and 2019, respectively.

Depreciation and amortization costs increased $0.5 million, or 11.3%, to $4.3 million for the three months ended March 31, 2020. The increase is due to investments in a new transportation management system and technology infrastructure.

Change in fair value of contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other net expenses were $0.5 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

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

The following table provides a reconciliation for the three months ended March 31, 2020 and 2019 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$3,580	$1,974	$(5,501)	$53	$5,818	$2,306	$(5,192)	$2,932
Net income (loss) attributable to Radiant Logistics, Inc.	3,580	1,974	(5,501)	53	5,818	2,306	(5,192)	2,932

Income tax expense	—	—	102	102	—	—	942	942
Depreciation and amortization	1,200	589	2,493	4,282	958	366	2,523	3,847
Net interest expense	—	—	735	735	—	—	671	671

EBITDA	4,780	2,563	(2,171)	5,172	6,776	2,672	(1,056)	8,392

Share-based compensation	211	60	138	409	253	37	119	409
Change in fair value of contingent consideration	—	—	3	3	—	—	(611)	(611)
Acquisition related costs	—	—	183	183	—	—	75	75
Litigation costs	—	—	400	400	—	—	148	148
Transition, lease termination, and other costs	59	—	—	59	—	—	—	—
Foreign currency transaction loss (gain)	(24)	(145)	—	(169)	(87)	111	—	24

Adjusted EBITDA	$5,026	$2,478	$(1,447)	$6,057	$6,942	$2,820	$(1,325)	$8,437
Adjusted EBITDA as a % of net revenues (1)	12.4%	34.0%	N/A	12.7%	15.3%	38.2%	N/A	16.0%

(1)Net revenues are revenues net of cost of transportation and other services.

Nine months ended March 31, 2020 and 2019 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by geographic operating segments for the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31, 2020				Nine Months Ended March 31, 2019
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$492,567	$63,402	$(508)	$555,461	$592,341	$69,197	$(310)	$661,228
Value-added services	11,642	12,588	—	24,230	9,781	14,859	—	24,640
	504,209	75,990	(508)	579,691	602,122	84,056	(310)	685,868
Cost of transportation and other services
Transportation	359,512	51,659	(508)	410,663	447,349	54,690	(310)	501,729
Value-added services	7,575	2,181	—	9,756	6,784	5,780	—	12,564
	367,087	53,840	(508)	420,419	454,133	60,470	(310)	514,293
Net revenues (1)
Transportation	133,055	11,743	—	144,798	144,992	14,507	—	159,499
Value-added services	4,067	10,407	—	14,474	2,997	9,079	—	12,076
	$137,122	$22,150	$—	$159,272	$147,989	$23,586	$—	$171,575
Net Margins
Transportation	27.0%	18.5%	N/A	26.1%	24.5%	21.0%	N/A	24.1%
Value-added services	34.9%	82.7%	N/A	59.7%	30.6%	61.1%	N/A	49.0%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $555.5 million and $661.2 million for the nine months ended March 31, 2020 and 2019, respectively. The decrease of $105.7 million, or 16.0%, is primarily attributable to general market softness including a slight impact from COVID-19, a decrease in non-recurring disaster relief project revenue reported in the comparable prior year period, and decisions to exit certain lower margin business. Net transportation revenue was $144.8 million and $159.5 million for the nine months ended March 31, 2020 and 2019, respectively. Net transportation margins increased from 24.1% to 26.1%, primarily due to shifts in product mix and exiting certain lower margin business.

Value-added services revenue was $24.2 million and $24.6 million, for the nine months ended March 31, 2020 and 2019, respectively. The decrease of $0.4 million, or 1.7%, is primarily attributable to the slowdown in our contract logistics and custom brokerage services offerings. Net value-added services revenue was $14.5 million for the nine months ended March 31, 2020, compared to $12.1 million for the comparable prior year period. Net value-added services revenue margins increased from 49.0% to 59.7%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table compares condensed consolidated statements of comprehensive income data by operating segment for the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31, 2020				Nine Months Ended March 31, 2019
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$137,122	$22,150	$—	$159,272	$147,989	$23,586	$—	$171,575

Operating expenses:
Operating partner commissions	69,899	—	—	69,899	76,309	—	—	76,309
Personnel costs	31,617	10,136	2,734	44,487	32,055	10,403	2,798	45,256
Selling, general and administrative expenses	14,770	4,126	3,474	22,370	14,186	4,993	2,279	21,458
Depreciation and amortization	3,208	1,478	7,727	12,413	2,638	1,153	7,504	11,295
Transition, lease termination, and other costs	328	—	—	328	(11)	—	—	(11)
Change in fair value of contingent consideration	—	—	52	52	—	—	(1,182)	(1,182)

Total operating expenses	119,822	15,740	13,987	149,549	125,177	16,549	11,399	153,125

Income (loss) from operations	17,300	6,410	(13,987)	9,723	22,812	7,037	(11,399)	18,450
Other income (expense)	183	101	(2,020)	(1,736)	397	30	(2,308)	(1,881)

Income (loss) before income taxes	17,483	6,511	(16,007)	7,987	23,209	7,067	(13,707)	16,569
Income tax expense	—	—	(1,850)	(1,850)	—	—	(3,793)	(3,793)

Net income (loss)	17,483	6,511	(17,857)	6,137	23,209	7,067	(17,500)	12,776
Less: net income attributable to non- controlling interest	(262)	—	—	(262)	(891)	—	—	(891)

Net income (loss) attributable to Radiant Logistics, Inc.	17,221	6,511	(17,857)	5,875	22,318	7,067	(17,500)	11,885
Less: preferred stock dividends	—	—	—	—	—	—	(956)	(956)
Less: issuance costs for preferred stock redemption	—	—	—	—	—	—	(1,659)	(1,659)

Net income (loss) attributable to common stockholders	$17,221	$6,511	$(17,857)	$5,875	$22,318	$7,067	$(20,115)	$9,270

	Nine Months Ended March 31, 2020				Nine Months Ended March 31, 2019
Operating expenses as a percent of net revenue (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.0%	0.0%	N/A	43.9%	51.6%	0.0%	N/A	44.5%
Personnel costs	23.1%	45.8%	N/A	27.9%	21.7%	44.1%	N/A	26.4%
Selling, general and administrative expenses	10.8%	18.6%	N/A	14.0%	9.6%	21.2%	N/A	12.5%
Depreciation and amortization	2.3%	6.7%	N/A	7.8%	1.8%	4.9%	N/A	6.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $6.4 million, or 8.4%, to $69.9 million for the nine months ended March 31, 2020. The decrease is primarily due to decreased net revenues from operating partners. As a percentage of net revenues, operating partner commissions decreased 59 basis points to 43.9% from 44.5% for the nine months ended March 31, 2020 and 2019, respectively.

Personnel costs decreased $0.8 million, or 1.7%, to $44.5 million for the nine months ended March 31, 2020. The decrease is primarily due to decreased headcount. As a percentage of net revenues, personnel costs increased 155 basis points to 27.9% from 26.4% for the nine months ended March 31, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.9 million, or 4.3%, to $22.4 million for the nine months ended March 31, 2020. The increase is primarily attributable to increased technology, legal and other general expenses for the nine-month period. As a percentage of net revenues, SG&A increased 154 basis points to 14.0% from 12.5% for the nine months ended March 31, 2020 and 2019, respectively.

Depreciation and amortization costs increased $1.1 million, or 9.9%, to $12.4 million for the nine months ended March 31, 2020. The increase is primarily due to investments in a new transportation management system and technology infrastructure.

Transition, lease termination and other costs increased $0.3 million for the nine months ended March 31, 2020. The increase is primarily attributable to non-recurring severance expense during the most recent nine-month period.

Change in fair value of contingent consideration represents the change in the fair value of contingent consideration due to former shareholders of acquired operations. The change in the current period is primarily attributable to an increase in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses were $1.7 million and $1.9 million for the nine months ended March 31, 2020 and 2019, respectively.

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

The following table provides a reconciliation for the nine months ended March 31, 2020 and 2019 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Nine Months Ended March 31, 2020				Nine Months Ended March 31, 2019
	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$17,221	$6,511	$(17,857)	$5,875	$22,318	$7,067	$(20,115)	$9,270
Plus: preferred stock dividends	—	—	—	—	—	—	956	956
Plus: issuance costs for preferred stock redemption	—	—	—	—	—	—	1,659	1,659
Net income (loss) attributable to Radiant Logistics, Inc.	17,221	6,511	(17,857)	5,875	22,318	7,067	(17,500)	11,885

Income tax expense	—	—	1,850	1,850	—	—	3,793	3,793
Depreciation and amortization	3,208	1,478	7,727	12,413	2,638	1,153	7,504	11,295
Net interest expense	—	—	2,020	2,020	—	—	2,308	2,308

EBITDA	20,429	7,989	(6,260)	22,158	24,956	8,220	(3,895)	29,281

Share-based compensation	723	154	429	1,306	746	62	396	1,204
Change in fair value of contingent consideration	—	—	52	52	—	—	(1,182)	(1,182)
Acquisition related costs	—	—	495	495	—	—	93	93
Litigation costs	—	—	832	832	—	—	533	533
Transition, lease termination, and other costs	387	—	—	387	(11)	—	—	(11)
Foreign currency transaction loss (gain)	(19)	(101)	—	(120)	(179)	10	—	(169)

Adjusted EBITDA	$21,520	$8,042	$(4,452)	$25,110	$25,512	$8,292	$(4,055)	$29,749
Adjusted EBITDA as a % of net revenues (1)	15.7%	36.3%	N/A	15.8%	17.2%	35.2%	N/A	17.3%

(1)Net revenues are revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs.

We believe that during the next 12 months the COVID-19 pandemic is likely to impact general economic activity and demand in our markets, which if continued unabated could continue to have an adverse effect on our results of operations; which, in turn, could cause the amounts available to us under the Revolving Credit Facility to be limited and cause us to seek other external financing sources to meet our operating and capital needs. However, in this case, conditions in the credit markets may also deteriorate and the availability of alternative sources of credit on commercially reasonable terms may be reduced. In addition, the Company has a limited market capitalization and its stock price has declined roughly 30% since January 1, 2020.  The Company believes access to capital markets has tightened and that accessing such markets at this time would be significantly detrimental to the business.

Net cash used in operating activities were $1.3 million for the nine months ended March 31, 2020. Net cash provided by operating activities were $33.5 million for the nine months ended March 31, 2019. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the nine months ended March 31, 2020 decreased by $34.8 million, compared with the same period in fiscal year 2019, primarily due to the decrease in net income and net change in operating assets and liabilities.

Net cash used for investing activities were $13.8 million and $4.7 million for the nine months ended March 31, 2020 and 2019, respectively. The primary uses of cash were for business acquisitions and purchases of property, technology, and equipment. Cash paid for business acquisition were $9.2 million for the nine months ended March 31, 2020. Cash paid for purchases of property, technology, and equipment were $4.7 million for each of the nine months ended March 31, 2020 and 2019.

Net cash provided by financing activities was $24.1 million for the nine months ended March 31, 2020. Net cash used for financing activities were $30.7 million for the nine months ended March 31, 2019. Net proceeds from the Revolving Credit Facility were $32.2 million for the nine months ended March 31, 2020. Net repayments to the Revolving Credit Facility were $4.7 million for the nine months ended March 31, 2019. Repayments of notes payable and finance lease liability were $3.2 million and $2.7 million for the nine months ended March 31, 2020 and 2019, respectively. Repurchases of common stock were $2.5 million for the nine months ended March 31, 2020. Payments of contingent consideration were $0 million and $0.2 million for the nine months ended March 31, 2020 and 2019, respectively. Payments for the redemption of preferred stock and payments of preferred stock dividends were $21 million and $1.3 million for the nine months ended March 31, 2019. Distributions to non-controlling interest were $0.3 million and $0.7 million for the nine months ended March 31, 2020 and 2019, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for the nine months ended March 31, 2020. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for both the nine months ended March 31, 2020 and 2019.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On March 31, 2020, the borrowings outstanding on the Revolving Credit Facility was $46 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation and Bank of America, N. A., Keybank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company’s $75 million facility dated June 14, 2017.

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%.

The Revolving Credit Facility includes a $50.0 million accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

In conjunction with the Revolving Credit Facility, Radiant entered into two interest rate swap contracts. On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. This interest rate swap matures and terminates on March 13, 2025. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. This interest rate swap matures and terminates on March 13, 2025.

Senior Secured Loan

On April 2, 2015, Radiant Canada obtained a CAD$29.0 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “FPD IV Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first 12 months and blended principal and interest payments through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by FPD IV.

In connection with our acquisition of Lomas, Radiant Canada obtained a CAD$10.0 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (“FPD V” formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement (the “FPD V Loan Agreement,” and together with the FPD IV Loan Agreement, the “FPD Loan Agreements”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

The loans may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date and (ii) the face value of the principal amount being prepaid.

For additional information regarding our indebtedness, see Note 8 to our unaudited condensed consolidated financial statements contained elsewhere in this report.

Working Capital

The outbreak of COVID-19 has already started to have an adverse impact on the Company’s results of operations during its quarter ended March 31, 2020. If these conditions continue unabated for more than the short-term, as most industry sources are predicting, the impact of COVID-19 is expected to significantly reduce our revenue, earnings and operating cash flow in future quarters. Since continued growth through strategic acquisitions would normally require additional draws from our sources of financing, the Company’s search for new, potential acquisitions has been temporarily paused. Furthermore, the Company has temporarily suspended its stock repurchase program.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

Radiant entered into two interest rate swap contracts. On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. This interest rate swap matures and terminates on March 13, 2025. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. This interest rate swap matures and terminates on March 13, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2020, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

During the three months ended March 31, 2020, there was no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Ingrid Barahona v. Accountabilities, Inc. d/b/a Accountabilities Staffing, Inc., Radiant Global Logistics, Inc. and DBA Distribution Services, Superior Court of the State of California, Los Angeles County, Case No. BC525802

On February 19, 2019, the Company filed a Motion to Dismiss the class action case, which the court granted on March 14, 2019, and subsequently entered judgment in favor of the Company on April 30, 2019. By mutual written agreement of the parties, the matter was dismissed by Order of the Court of Appeals of the State of California, Second Appellate District, Division 8 on February 28, 2020. This matter is closed.

Item 1A. Risk Factors

In addition to the following additional risk factors set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2019.

COVID-19 or other health crises may adversely affect our business.

The occurrence of regional epidemics or a global pandemic may adversely affect our operations, financial condition, and results of operations. The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses. Although transportation services are generally considered essential services, and the overall demand for such services has continued, we are experiencing significant changes in demand from certain customers. We anticipate the contraction in our business from the shelter-at-home mandates, closing of manufacturing facilities and general global economic slowdown has, and will continue to more than off-set any financial benefit from our support of essential businesses. Although we are working hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response our declining gross margins, these measures may have little or no effect depending on the severity of the pandemic. We face significant risks related to the spread of COVID-19 and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. We are facing increased operational challenges from the need to protect employee health and safety. We face significant risks related to the global economic downturn and severe reduction in sales caused by the pandemic. These risks include materially reduced demand for our services and challenges to the ongoing viability of some of our customers. The extent to which the pandemic impacts our business and operating results will depend on future developments, which are highly uncertain and cannot be predicted. We may face similar risks in connection with any future public health crises.

Risks related to our receipt of PPP funding.

In response to the COVID-19 pandemic and the resulting impact on our current and future operations we applied for funds under the Paycheck Protection Program (the “PPP”). In April of 2020 we were approved for the amount of $5.9 million. The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. Recently the Small Business Administration (“SBA”) has provided guidance that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith, and such company should be prepared to demonstrate to SBA, upon request, the basis for its certification. Further, the Secretary of the Treasury and SBA Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP loan, there is a risk that we may be deemed to ineligible to receive the PPP loan or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loan; we may be required to repay the PPP loan in its entirety and we could be subject to additional penalties.

The terms of our credit facility impose operating and financial restrictions on us that may impair our ability to respond to changing business and economic condition.

We maintain a Revolving Credit Facility led by Bank of America, N.A. The Revolving Credit Facility contains financial covenants setting forth requirements for certain levels of liquidity and profitability. We expect these ratios will become less favorable as our trailing twelve months EBITDA is expected to continue to compress in coming quarters and could be exacerbated by potential bad debts from our end customers, the financial health of our operating partners and the ultimate economic recovery. These limitations and covenants may restrict our ability to access capital in order to respond to changing business and economic conditions, including as a result of the COVID-19 pandemic, and may therefore absent accommodations from our senior lender cause us to seek external financing from the equity or credit markets, which given our market capitalization and potential market conditions may not be available on commercially reasonable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors had approved the renewal of the repurchase program through December 31, 2021. Under this repurchase program the Company purchased the following shares of common stock during the nine months ended March 31, 2020. As of March 31, 2020, future repurchases of up to 4,367,153 shares were available in the share repurchase program. We have temporarily suspended our share repurchases under our stock repurchase program as we continue to assess the impacts of COVID-19.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2019	—	$—	—	—
November 1 - 30, 2019	110,509	5.14	110,509	—
December 1 - 31, 2019	79,049	5.47	79,049	—
January 1 - 31, 2020	—	—	—	—
February 1 - 29, 2020	205,016	4.71	205,016	—
March 1 - 31, 2020	146,475	3.63	146,475	—

Total	541,049	$4.61	541,049	—

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.1	Credit Agreement, dated March 13, 2020, by and among Radiant Logistics, Inc., the Subsidiaries of the Borrower Party Hereto, and Bank of America, N.A., Bank of Montreal Chicago Branch, MUFG Union Bank, N.A., the Lenders Party Hereto, BofA Securities, Inc.		8-K		10.1	3/19/2020

10.2

$29,000,000 Credit Facilities Amended and Restated Loan Agreement, dated March 13, 2020, by and among Radiant Global Logistics (Canada) Inc., 2062698 Ontario Inc., Clipper Exxpress Company, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Radiant Global Logistics (CA), Inc., Radiant Trade Services, Inc., Service By Air, Inc., Radiant Customs Services, Inc., and Fiera Private Debt Fund IV LP

			8-K		10.2	3/19/2020

10.3

$10,000,000 Credit Facility Amended and Restated Loan Agreement, dated March 13, 2020, by and among Radiant Global Logistics (Canada) Inc. and 2062698 Ontario Inc., Clipper Exxpress Company, Radiant Logistics, Inc., Radiant Global Logistics, Inc., Radiant Transportation Services, Inc., Radiant Logistics Partners LLC, Adcom Express, Inc., DBA Distribution Services, Inc., International Freight Systems (of Oregon), Inc., Radiant Off-Shore Holdings LLC, Green Acquisition Company, Inc., On Time Express, Inc., Radiant Global Logistics (CA), Inc., Radiant Trade Services, Inc., Service By Air, Inc., Radiant Customs Services, Inc., Highways & Skyways, Inc., and Fiera Private Debt Fund V LP

			8-K		10.3	3/19/2020

10.4	First Lien Pari Passu Intercreditor Agreement, dated as of March 13, 2020, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.		8-K		10.4	3/19/2020

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

RADIANT LOGISTICS, INC.

Date: May 11, 2020	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)