Form 10-K
period 2020-06-30
RADIANT LOGISTICS, INC
filed 2020-09-28
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2019 was approximately $215 million.

As of September 1, 2020, 49,560,429 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2020.

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

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. We service a large and diversified account base, which we support from an extensive network of locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 locations operated exclusively on our behalf by independent agents, who we also refer to as our “strategic operating partners”, as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

COVID-19

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in the fourth quarter of our fiscal year 2020. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business.

We have been working hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response to our declining revenues. However, the relative effectiveness will depend on the severity and duration of the pandemic. We face significant risks related to the spread of COVID-19 and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. We are facing increased operational challenges from the need to protect employee health and safety. We expect to continue to incur additional costs as we continue to implement operational changes in response to the pandemic. We face significant risks related to the global economic downturn and severe reduction in revenues caused by the pandemic. These risks include materially reduced demand for our services and challenges to the ongoing viability of some of our customers. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions; the impact of the pandemic on economic activity; the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in value of our tangible or intangible assets that could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments. Provisions for bad debt expense may increase given the financial difficulty faced by our customers, which could impact our ability to borrow under our revolving credit facility.

Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. While we anticipate that our results of operations will continue to be impacted by this pandemic in fiscal year 2021, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position. We may face similar risks in connection with any future public health crises.

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

Non-asset-based business model

As a non-asset-based logistics provider, we own only a minimal amount of equipment. By not owning the transportation equipment used to transport the freight, which results in relatively minimal fixed operating costs, we are able to leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift across various modes of transportation. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

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

Diverse customer base

We service a large and diversified account base of over 12,000 accounts consisting of consumer goods, food and beverage, manufacturing and retail customers. For the annual period up to the date of this report, no single customer and no strategic operating partner represented more than 15% of our consolidated revenue, reducing risks associated with any particular industry, geographic or customer concentration. For the year ended June 30, 2020, revenue from one customer of our US operating segment represents approximately $127 million, or 14.8%, of the Company’s consolidated revenues.

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

Global network of transportation providers

We provide worldwide supply chain services, which include international air and ocean services that complement our domestic service offerings. Our offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time definite surface transport moves. Our non-asset-based business model allows us to use commercial passenger and cargo flights. Thus, we have thousands of daily flight options to choose from, and our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

Sourcing and managing transportation

As we continue to grow and scale the business, we believe that we are developing density in our trade lanes, which creates opportunities for us to more efficiently source and manage our transportation capacity. With our acquisition of Wheels Group, Inc. in 2015, our network has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

Shippers typically manage their supply chains using some combination of asset and non-asset-based service providers. We operate principally as a non-asset based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services along with associated value-added services. According to Armstrong and Associates, the market for third-party logistics services in the United States and Canada is estimated at approximately $229.5 billion annually.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Wheels™, Airgroup®, Adcom®, DBA™ and Service by Air™ brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset-based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 19 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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

•

Service by Air, Inc. (“SBA”), a privately held corporation based in New York, adding three Company-owned operating locations and forty strategic operating partner locations across North America, in 2015;

•

Copper Logistics, Incorporated (“Copper”), a Minneapolis, Minnesota based privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2015;

•	Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited, a Canada based third-party logistics provider that operates in Ontario and British Columbia, in 2017; and
•	Dedicated Logistics Technologies, Inc. (“DLT”), a privately held company that has historically operated under the Company’s SBA brand in Newark, New Jersey and Los Angeles, California, in 2017;
•	Sandifer-Valley Transportation and Logistics, Ltd. (“SVT”), a privately held company providing a full range of domestic and international cross-border services with Mexico, in 2017; and
•	Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”), historically operated the Company’s Adcom agency locations, in 2020.

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

As a non-asset-based provider, we generally do not own the transportation equipment used to transport the freight. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We may charter cargo aircraft and/or ocean vessels from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

We are organized functionally in two geographic operating segments: U.S. and Canada. Our transportation services for both the U.S. and Canada segments can be broadly placed into the categories of freight forwarding and freight brokerage services:

Freight forwarding. As a freight forwarder, we operate as a non-asset-based carrier providing domestic and international air and ocean freight forwarding services. Our freight forwarding operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, ocean carriers and other asset and non-asset based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors.

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

In our forwarding operations, we use third-party transportation management system (Cargowise) and are migrating operations to SAP TM, that are integrated to our third-party accounting system (SAP). These systems combine to form the foundation of our supply-chain technologies, which provides us with a common set of back-office operating, accounting and customer facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans for intermodal services. In our warehousing operations, we use Microsoft’s Navision and are migrating to Highjump, which uses SAP for order management services. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. We continue to make gradual progress in migrating these various operating and financial reporting systems to a singular SAP-based platform. We are taking a phased approach to these migrations and currently we continue to transition our domestic and international freight forwarding services to our new SAP-based transportation management system. Future phases will include the transition of our legacy brokerage transportation management and financial reporting systems to SAP.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 15% of our consolidated revenue, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers. For the year ended June 30, 2020, revenue from one customer of our US operating segment represents approximately $127 million, or 14.8%, of the Company’s consolidated revenues.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We compete against asset based and other non-asset based third-party logistics companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe the incremental service offerings enabled through our acquisition strategy (e.g. Wheels’ truck brokerage and intermodal capabilities) will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

Surface freight forwarding operations are subject to various state and federal statutes and are regulated by the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation and, to a very limited extent, the Surface Transportation Board. These federal agencies have broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas.

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

Employees

As of June 30, 2020, we have 603 employees, of which 579 are full time. This headcount excludes furloughed employees. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

Risks Related to our Business

COVID-19 or other health crises may adversely affect our business.

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in the fourth quarter of our fiscal year 2020. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business.

We have been working hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response our declining revenues. However, the relative effectiveness will depend on the severity and duration of the pandemic. We face significant risks related to the spread of COVID-19 and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. We are facing increased operational challenges from the need to protect employee health and safety. We expect to continue to incur additional costs as we continue to implement operational changes in response to the pandemic. We face significant risks related to the global economic downturn and severe reduction in revenues caused by the pandemic. These risks include materially reduced demand for our services and challenges to the ongoing viability of some of our customers. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions; the impact of the pandemic on economic activity; the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in value of our tangible or intangible assets that could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments. Provisions for bad debt expense may increase given the financial difficulty faced by our customers, which could impact our ability to borrow under our revolving credit facility.

Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. While we anticipate that our results of operations will continue to be impacted by this pandemic in fiscal year 2021, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position. We may face similar risks in connection with any future public health crises.

Risks related to our receipt of PPP funding.

In response to the COVID-19 pandemic and the resulting impact on our current and future operations we applied for funds under the Paycheck Protection Program (the “PPP”). In April of 2020 we were approved for the amount of $5.9 million, which we received in May 2020. The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. In early 2020, the Small Business Administration provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the Small Business Administration, upon request, the basis for its certification. Further, the Secretary of the Treasury and the Small Business Administration Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP loans, there is a risk that we may be deemed to ineligible to receive the PPP loans or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loans; we may be required to repay the PPP loans in their entirety and we could be subject to additional penalties.

We need to maintain and expand our existing strategic operating partner network to increase revenues.

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA and Service by Air brands. For the years ended June 30, 2020 and 2019, approximately 55% and 56% of our consolidated net revenues (this is a non-GAAP measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Additionally, certain of our strategic operating partner agreements may impose restrictions on us, including our ability to provide services in certain territories or to certain customers and our ability to hire employees of our strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 15% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2020, approximately $0.9 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for doubtful accounts when it is probable the amounts owed will not be collected.

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

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. As a result, our quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand, which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends and consumer demand that can be difficult to predict or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

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

Higher carrier prices may result in decreased net revenues.

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

We use the services of thousands of transportation companies in connection with our transportation operations. From time to time, the drivers employed and engaged by the carriers we contract with are involved in accidents, which may result in death or serious personal injuries. The resulting types and/or amounts of damages may be excluded from or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims could materially and adversely affect our operating results. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event one of our contracted carriers is involved in an accident resulting in injuries or contamination.

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

We intend to grow rapidly and substantially, including by expanding our internal resources, by making acquisitions and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets and change in revenue and business models.

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

We currently maintain (i) a USD$150.0 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”), pursuant to a Credit Agreement dated as of March 13, 2020, (ii) a CAD$29.0 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “FPD IV Loan Agreement”), and (iii) a CAD$10.0 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (“FPD V” formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement (the “FPD V Loan Agreement” and, together with the FPD IV Loan Agreement, the “FPD Loan Agreements”). Repayment of the foregoing credit facilities is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

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

Our compliance with the financial covenants of our credit facilities is particularly important given the materiality of such facilities to our day-to-day operations and overall acquisition strategy. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

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

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the years ended June 30, 2020 and 2019, international transportation revenue accounted for 40% and 38% of our net revenues, respectively. International transportation revenue is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

International operations expose us to currency exchange risk, and we cannot predict the effect of future exchange rate fluctuations on our business and operating results.

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. During the year ended June 30, 2020, approximately 40% of our net revenues were generated from international operations. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

We have grown rapidly and face additional challenges of disparate systems and geographically dispersed management. Our internal controls over financial reporting and disclosure are strained at times due to COVID-19, acquisitions, and other corporate development activities.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part II Item 9A “Controls and Procedures” of this Annual Report, management has concluded that, because of a material weakness in internal control over financial reporting related to ineffective assessment of impairment of goodwill and intangibles, our disclosure controls and procedures were not effective as of June 30, 2020. We are currently working on the remediation of this material weakness.

We cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Any remediation efforts additionally may require us to incur unanticipated costs for various professional fees and services. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations. Material inaccuracies in our financial statements would decrease the reliability of our financial reporting, which could adversely affect our business and reduce our stock price.

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

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) no default shall have occurred or would result from such acquisition, (ii) the property acquired is used or useful in the same or a similar line of business as Radiant's, (iii) in the case of an acquisition of the equity interests, the board of directors of the target business shall have duly approved such Acquisition, (iv) we shall be in compliance with the financial covenants after giving effect to such acquisition and the consolidated leverage ratio shall be less than 3.25 to 1.00 for acquisitions valued above $25 million and 2.75 to 1.00 for any other acquisitions, (v) the representations and warranties made by Radiant in each loan document shall be true and correct, (vi) if such transaction involves the purchase of an interest in a partnership between Radiant as a general partner and entities unaffiliated with the borrower as the other partners, such transaction shall be effected by having such equity interest acquired by a corporate holding company directly or indirectly wholly owned by Radiant newly formed for the sole purpose of effecting such transaction, and (vii) immediately after giving effect to such acquisition, there shall be at least $25 million of availability under the Revolving Credit Facility.

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

Under applicable SEC rules, our Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2020. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

Trading in our common stock has been limited.

Although our common stock is traded on the NYSE American, it is traded not as frequently as compared to the volume of trading activity associated with larger companies whose shares trade on the larger national exchanges. Because of this limited liquidity, stockholders may be unable to sell their shares at the prices or volumes they desire. The trading price of our shares may from time to time fluctuate widely. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements, general conditions in the industry and the financial markets, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

We have completed many acquisitions that often include the issuance of additional shares pursuant to the purchase agreements. During the fiscal year ended June 30, 2020, we issued approximately 45,000 unregistered shares of our common stock as part of the purchase price or associated with the financing of an acquisition. In addition, we may issue additional shares in connection with such acquisitions upon the achievement of certain earn-out thresholds or in connection with future acquisitions as part of the purchase consideration. The availability of additional shares for sale to the public under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) and sale of such shares in public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to sell our equity securities in the future at prices we deem appropriate or to use our shares as currency for future acquisitions, which will make it more difficult to execute our acquisition strategy.

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

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 1, 2020, we had 49,560,429 outstanding shares of common stock. As of September 1, 2020, we may in the future issue up to 1,924,861 additional shares of our common stock upon exercise of existing stock options.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Bellevue, Washington. In addition to the more than 100 strategic operating partner locations, we also conduct business from Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Mendota Heights, Minnesota	●	Middletown, Pennsylvania
●	Carson, California	●	Southaven, Mississippi	●	Pittsburgh, Pennsylvania
●	Bensenville, Illinois	●	Edison, New Jersey	●	Argyle, Texas
●	Woodridge, Illinois	●	Jamaica, New York	●	Laredo, Texas
●	Hebron, Kentucky	●	Woodbury, New York	●	McAllen, Texas
●	Louisville, Kentucky	●	Portland, Oregon	●	Alexandria, Virginia
●	Taylor, Michigan	●	Folcroft, Pennsylvania

Canada:

●	Calgary, Alberta	●	Brampton, Ontario	●	Laval, Québec
●	Delta, British Columbia	●	Mississauga, Ontario

We believe our current offices and warehouses are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Legal Proceedings of Note 15 - Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.”

Holders

As of September 1, 2020, the number of stockholders of record of our common stock was 85. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Issuance of Unregistered Securities

In February 2020, the Company issued 45,086 shares of common stock at fair value in satisfaction of $0.3 million of consideration towards the acquisition of Friedway Enterprises, Inc. and CIC2, Inc.

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

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 locations operated exclusively on our behalf by independent agents, who we also refer to as our “strategic operating partners”, as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

COVID-19

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in the fourth quarter of our fiscal year 2020. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business.

We have been working hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response to our declining revenues. However, the relative effectiveness will depend on the severity and duration of the pandemic. We face significant risks related to the spread of COVID-19 and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. We are facing increased operational challenges from the need to protect employee health and safety. We expect to continue to incur additional costs as we continue to implement operational changes in response to the pandemic. We face significant risks related to the global economic downturn and severe reduction in revenues caused by the pandemic. These risks include materially reduced demand for our services and challenges to the ongoing viability of some of our customers. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and duration of the outbreak; governmental, business and other actions; the impact of the pandemic on economic activity; the effect on consumer confidence and spending, customer demand and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs; any impairment in value of our tangible or intangible assets that could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments. Provisions for bad debt expense may increase given the financial difficulty faced by our customers, which could impact our ability to borrow under our revolving credit facility.

Due to the unprecedented and evolving nature of the COVID-19 pandemic, it remains very difficult to predict the extent of the impact on our industry generally and our business in particular. While we anticipate that our results of operations will continue to be impacted by this pandemic in fiscal year 2021, we are unable to reasonably estimate the extent of the impact on our full-year results of operations, our liquidity or our overall financial position. We may face similar risks in connection with any future public health crises.

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

Net revenues, a non-GAAP financial measure, is our total revenue minus our total cost of transportation and other services (excluding depreciation and amortization, which are reported separately) and net margin is net revenues as a percentage of our total revenue. We believe that these provide investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, share-based compensation expense, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include revenue recognition; accruals for the cost of purchased transportation; the fair value of acquired assets and liabilities; fair value of contingent consideration; and the assessment of the recoverability of long-lived assets, goodwill and intangible assets.

We perform an annual impairment test for goodwill as of April 1 of each year unless events or circumstances indicate impairment may have occurred before that time. We assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary, we would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount.

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

As a non-asset-based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our air and ocean freight forwarding and freight brokerage revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. Freight forwarding revenues related to shipments where we issue a House Airway Bill or a House Ocean Bill of Lading are recognized over the transit period as customers’ goods move from origin to destination. Costs related to the shipments are also recognized at this same time based upon anticipated margins, contractual arrangements with direct carriers, and other known factors. The estimates are routinely monitored and compared to actual invoiced costs. The estimates are adjusted as deemed necessary by us to reflect differences between the original accruals and actual costs of purchased transportation. All other revenue, including revenue from other value-added services including freight brokerage services, customs brokerage services and warehousing and fulfillment services, is recognized upon completion of the service.

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

Results of Operations

Fiscal year ended June 30, 2020, compared to fiscal year ended June 30, 2019

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the fiscal years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020				Year Ended June 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$745,097	$80,090	$(671)	$824,516	$766,286	$91,710	$(434)	$857,562
Value-added services	14,142	16,539	—	30,681	13,385	19,570	—	32,955
	759,239	96,629	(671)	855,197	779,671	111,280	(434)	890,517
Cost of transportation and other services
Transportation	569,557	65,249	(671)	634,135	572,486	72,027	(434)	644,079
Value-added services	9,203	2,486	—	11,689	9,088	7,249	—	16,337
	578,760	67,735	(671)	645,824	581,574	79,276	(434)	660,416
Net revenues (1)
Transportation	175,540	14,841	—	190,381	193,800	19,683	—	213,483
Value-added services	4,939	14,053	—	18,992	4,297	12,321	—	16,618
	$180,479	$28,894	$—	$209,373	$198,097	$32,004	$—	$230,101
Net margin
Transportation	23.6%	18.5%	N/A	23.1%	25.3%	21.5%	N/A	24.9%
Value-added services	34.9%	85.0%	N/A	61.9%	32.1%	63.0%	N/A	50.4%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $824.5 million and $857.6 million for the years ended June 30, 2020 and 2019, respectively. The decrease of $33.1 million, or 3.9%, is primarily attributable to general market softness exacerbated by the impact of the COVID-19 pandemic, and somewhat offset by significant increases in disaster relief project work for transportation of highly demanded personal protective equipment (“PPE”) the company enjoyed particularly in the fourth quarter. It is uncertain what the demand for PPE will be in the future. Net transportation revenue was $190.4 million and $213.5 million for the years ended June 30, 2020 and 2019, respectively. Net transportation revenue margins decreased slightly from 24.9% to 23.1%, primarily due to a significant increase in low margin disaster relief business as well as shifts in product mix.

Value added services revenue was $30.7 million and $33.0 million for the years ended June 30, 2020 and 2019, respectively. The decrease of $2.3 million, or 6.9%, is primarily attributable to slowdown in our contract logistics and custom brokerage services offerings, exacerbated by COVID-19. Net value added services revenue was $19.0 million for the year ended June 30, 2020, compared to $16.6 million for the comparable prior year period. Net value added services revenue margins increased from 50.4% to 61.9%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the fiscal years ended June 30, 2020 and 2019 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Year Ended June 30,
Reconciliation of net revenues to GAAP gross profit	2020	2019
Revenues	$855,197	$890,517
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(645,824)	(660,416)
Depreciation and amortization	(12,056)	(11,370)
GAAP gross profit	$197,317	$218,731
Depreciation and amortization	12,056	11,370
Net revenues	$209,373	$230,101

GAAP gross margin (GAAP gross profit as a percentage of revenues)	23.1%	24.6%
Net margin (net revenues as a percentage of revenues)	24.5%	25.8%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020				Year Ended June 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$180,479	$28,894	$—	$209,373	$198,097	$32,004	$—	$230,101

Operating expenses:
Operating partner commissions	85,821	—	—	85,821	102,553	—	—	102,553
Personnel costs	41,426	12,880	3,373	57,679	42,777	13,930	3,668	60,375
Selling, general and administrative expenses	19,953	5,528	4,067	29,548	18,473	6,799	3,191	28,463
Depreciation and amortization	4,300	2,001	10,270	16,571	3,623	1,560	10,026	15,209
Transition, lease termination, and other costs	474	26	—	500	(11)	—	—	(11)
Change in fair value of contingent consideration	—	—	1,752	1,752	—	—	(1,207)	(1,207)

Total operating expenses	151,974	20,435	19,462	191,871	167,415	22,289	15,678	205,382

Income (loss) from operations	28,505	8,459	(19,462)	17,502	30,682	9,715	(15,678)	24,719
Other income (expense)	215	30	(2,226)	(1,981)	521	(87)	(2,973)	(2,539)

Income (loss) before income taxes	28,720	8,489	(21,688)	15,521	31,203	9,628	(18,651)	22,180
Income tax expense	—	—	(3,157)	(3,157)	—	—	(4,800)	(4,800)

Net income (loss)	28,720	8,489	(24,845)	12,364	31,203	9,628	(23,451)	17,380
Less: net income attributable to non- controlling interest	(1,823)	—	—	(1,823)	(1,034)	—	—	(1,034)

Net income (loss) attributable to Radiant Logistics, Inc.	26,897	8,489	(24,845)	10,541	30,169	9,628	(23,451)	16,346
Less: preferred stock dividends	—	—	—	—	—	—	(956)	(956)
Less: issuance costs for preferred stock redemption	—	—	—	—	—	—	(1,659)	(1,659)

Net income (loss) attributable to common stockholders	$26,897	$8,489	$(24,845)	$10,541	$30,169	$9,628	$(26,066)	$13,731

	Year Ended June 30, 2020				Year Ended June 30, 2019
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	47.6%	0.0%	N/A	41.0%	51.8%	0.0%	N/A	44.6%
Personnel costs	23.0%	44.6%	N/A	27.5%	21.6%	43.5%	N/A	26.2%
Selling, general and administrative expenses	11.1%	19.1%	N/A	14.1%	9.3%	21.2%	N/A	12.4%
Depreciation and amortization	2.4%	6.9%	N/A	7.9%	1.8%	4.9%	N/A	6.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $16.8 million, or 16.3%, to $85.8 million for the year ended June 30, 2020. The decrease is primarily due to decreased net revenues from operating partners, including the conversion of the DCA and PIT locations to Radiant owned stores. As a percentage of net revenues, operating partner commissions decreased 358 basis points to 41.0% from 44.6% for the years ended June 30, 2020 and 2019, respectively.

Personnel costs decreased $2.7 million, or 4.5%, to $57.7 million for the year ended June 30, 2020. The decrease is primarily due to increased cost controls resulting in reduced headcount, hours, and compensation as a result of the COVID-19 pandemic. As a percentage of net revenues, personnel costs increased 131 basis points to 27.5% from 26.2% for the years ended June 30, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expenses increased $1.1 million, or 3.8%, to $29.5 million for the year ended June 30, 2020. The increase is primarily attributable to increased bad debt expense, technology and professional services for the period. As a percentage of net revenues, SG&A increased 174 basis points to 14.1% from 12.4% for the years ended June 30, 2020 and 2019, respectively.

Depreciation and amortization costs increased $1.4 million, or 9.0%, to $16.6 million for the year ended June 30, 2020. The increase is due to investments in technology infrastructure and increased amortizable intangible assets associated with recent acquisitions of two operating partner locations. As a percentage of net revenues, depreciation and amortization increased 130 basis points to 7.9% from 6.6% for the years ended June 30, 2020 and 2019, respectively.

The transition, lease termination, and other costs increased $0.5 million for the year ended June 30, 2020.

Change in fair value of contingent consideration was a loss of $1.8 million for the year ended June 30, 2020, compared to a gain of $1.2 million for the year ended June 30, 2019. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses decreased $0.6 million, or 22.0%, to $2.0 million for the year ended June 30, 2020.

Our change in net income is driven principally by decreased net revenues, partially offset by decreased operating expenses and decreased income taxes compared to the prior year.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2020 and 2019 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Year Ended June 30, 2020				Year Ended June 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to common stockholders	$26,897	$8,489	$(24,845)	$10,541	$30,169	$9,628	$(26,066)	$13,731
Plus: preferred stock dividends	—	—	—	—	—	—	956	956
Plus: issuance costs for preferred stock redemption	—	—	—	—	—	—	1,659	1,659
Net income (loss) attributable to Radiant Logistics, Inc.	26,897	8,489	(24,845)	10,541	30,169	9,628	(23,451)	16,346

Income tax expense	—	—	3,157	3,157	—	—	4,800	4,800
Depreciation and amortization	4,300	2,001	10,270	16,571	3,623	1,560	10,026	15,209
Net interest expense	—	—	2,826	2,826	—	—	2,973	2,973

EBITDA	31,197	10,490	(8,592)	33,095	33,792	11,188	(5,652)	39,328

Share-based compensation	894	212	557	1,663	985	98	529	1,612
Change in fair value of contingent consideration	—	—	1,752	1,752	—	—	(1,207)	(1,207)
Acquisition related costs	—	—	577	577	—	75	241	316
Litigation costs	—	—	1,061	1,061	—	—	754	754
Transition, lease termination, and other costs	560	26	—	586	(11)	—	128	117
Change in fair value of interest rate swap contracts	—	—	(600)	(600)	—	—	—	—
Foreign currency transaction loss (gain)	155	(30)	—	125	(248)	88	—	(160)

Adjusted EBITDA	$32,806	$10,698	$(5,245)	$38,259	$34,518	$11,449	$(5,207)	$40,760
Adjusted EBITDA as a % of net revenues (1)	18.2%	37.0%	N/A	18.3%	17.4%	35.8%	N/A	17.7%
(1)	Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA decreased $2.5 million, or 6.1% to $38.3 million for the year ended June 30, 2020.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Adapting to COVID-19, we have curtailed mergers and acquisitions activities and suspended stock buy-back. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2020, we have $34.8 million in cash on hand to serve as adequate working capital.

We believe that during the next twelve months the COVID-19 pandemic is likely to impact general economic activity and demand in our markets, which if continued unabated could continue to have an adverse effect on our results of operations; which, in turn, could cause the amounts available to us under the Revolving Credit Facility to be limited and cause us to seek other external financing sources to meet our operating and capital needs. However, in this case, conditions in the credit markets may also deteriorate and the availability of alternative sources of credit on commercially reasonable terms may be reduced. The Company believes access to capital markets has tightened and that accessing such markets at this time would be significantly detrimental to the business.

Fiscal year ended June 30, 2020 compared to fiscal year ended June 30, 2019

Net cash provided by operating activities were $29.9 million and $39.8 million for the fiscal years ended June 30, 2020 and 2019, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts payable and accounts receivable. Compared to the prior fiscal year, cash provided by operating activities decreased mainly due to lower net income, reduced collections from customers and increased payments for operating partner commissions.

Net cash used for investing activities were $14.1 million and $6.2 million for the years ended June 30, 2020 and 2019, respectively. The primary uses of cash were for acquisition and purchases of technology and equipment. Cash paid for acquisitions were $9.2 million and $0.3 million for the fiscal years ended June 30, 2020 and 2019, respectively. Cash paid for purchases of technology and equipment were $5.2 million and $6.4 million for the years ended June 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $12.3 million and net cash used for financing activities was $35.1 million for the fiscal years ended June 30, 2020 and 2019, respectively. Gross proceeds from the credit facility was $586.3 million and gross repayments from the credit facility was $570.1 million during the fiscal year ended June 30, 2020. Gross proceeds from the credit facility was $859.2 million and gross repayments to the credit facility was $866.9 million for the fiscal year ended June 30, 2019. Proceeds from the PPP loans was $5.9 million received during the fiscal year ended June 30, 2020. Payments of debt issuance costs was $1.9 million for the fiscal year ended June 30, 2020. Repayments of notes payable and finance lease liability were $4.3 million and $3.7 million for the years ended June 30, 2020 and 2019, respectively. Repurchases of common stock were $2.5 million for the fiscal year ended June 30, 2020. Payments of contingent consideration was $0.2 million for the year ended June 30, 2019. Payments of preferred stock dividends was $1.3 million for the fiscal year ended June 30, 2019. Payment for the redemption of preferred stock was $21.0 million for the year ended June 30, 2019. Distributions to non-controlling interest were $1.3 million and $0.9 million for the fiscal years ended June 30, 2020 and 2019, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for the fiscal year ended June 30, 2020. Proceeds from employees’ exercise of stock options was $0.6 million for the fiscal year ended June 30, 2020. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.2 million and $0.3 million for the fiscal years ended June 30, 2020 and 2019, respectively.

Working Capital

The outbreak of COVID-19 has had an adverse impact on the Company’s results of operations during the fiscal year ended June 30, 2020. If these conditions continue unabated for more than the short-term, as most industry sources are predicting, the impact of COVID-19 is expected to significantly reduce our revenue, earnings and operating cash flow in future quarters. Since continued growth through strategic acquisitions would normally require additional draws from our sources of financing, the Company’s search for new, potential acquisitions has been temporarily paused. Furthermore, the Company has temporarily suspended its stock repurchase program.

Acquisitions

Below are descriptions of recent material acquisitions in the last two fiscal years. We define “material acquisitions” as those with aggregate projected consideration of $14 million or more.

On February 7, 2020 the Company acquired the assets and operations of two of its Adcom agency locations: Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”). The acquired agencies are expected to strengthen and diversify Radiant’s network of Company-owned operations and will continue to provide a full range of hyper-care domestic and international transportation and logistics service to customers in medical device, high-tech and trade-show industries. As consideration for the acquisition, the Company paid $9.2 million in cash upon closing and issued 45,086 shares of common stock recorded at fair value, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation. The maximum contingent consideration payable is $10 million.

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we will continuously develop and enhance our technology platform to align with current and future business requirements. During the year ended June 30, 2020, we spent approximately $3.9 million on technology enhancements and software systems in order to increase our operating efficiency and improve technology offerings. We intend to spend in excess of $3.5 million during the fiscal year ended June 30, 2021 in order to continue enhancing our technology platform, which we expect will include elements focused on customer facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On June 30, 2020, the borrowings outstanding on the Revolving Credit Facility was $30 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company’s $75 million facility dated June 14, 2017.

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

The Revolving Credit Facility includes a $50 million accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

In conjunction with the Revolving Credit Facility, Radiant entered into two interest rate swap contracts. On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20 million notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10 million notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

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

For additional information regarding our indebtedness, see Note 8 to the consolidated financial statements.

Paycheck Protection Program Loans

On May 4, 2020, the Company received loan proceeds of $5.9 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. On April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2 million before forgiving the loan. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loans were satisfied, if it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loans, it may be required to repay the PPP Loans in its entirety and/or be subject to additional penalties.

The term of the Company’s PPP Loans is two years. The annual interest rate on the PPP Loans is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loans. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP Loans that is not forgiven, the PPP Loans will be repayable on the terms set forth above. The PPP Loans are recognized on the Company’s June 30, 2020 consolidated balance sheet as notes payable and will be derecognized if and when forgiven.

Off Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 to the consolidated financial statements contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. (the “Company”) as of June 30, 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 28, 2020 expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended June 30, 2020 due to the adoption of the Accounting Standards Codification Topic 842, “Leases.”

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Seattle, Washington

September 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Radiant Logistics, Inc.

Bellevue, Washington

Opinion on Internal Control over Financial Reporting

We have audited Radiant Logistics, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of June 30, 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated September 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A. Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over the goodwill and intangible asset impairment analyses has been identified and is described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated September 28, 2020 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ BDO USA, LLP

Seattle, Washington

September 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Radiant Logistics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. and subsidiaries ("the Company") as of June 30, 2019, the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/S/ PETERSON SULLIVAN LLP

We served as the Company's auditor since 2006 until 2019.

Seattle, Washington

September 12, 2019

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$34,841	$5,420
Accounts receivable, net of allowance of $1,990 and $1,887, respectively	71,838	93,123
Contract assets	16,312	17,777
Income tax receivable	780	506
Prepaid expenses and other current assets	16,817	8,066
Total current assets	140,588	124,892

Property, technology, and equipment, net	18,712	20,127

Goodwill	72,199	65,389
Intangible assets, net	51,192	55,742
Operating lease right-of-use assets	12,580	—
Deposits and other assets	4,769	1,560
Total other long-term assets	140,740	122,691
Total assets	$300,040	$267,710

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,003	$74,097
Operating partner commissions payable	9,131	12,891
Accrued expenses	6,538	6,224
Current portion of notes payable	3,800	3,687
Current portion of operating lease liability	6,121	—
Current portion of finance lease liability	688	683
Current portion of contingent consideration	2,127	375
Other current liabilities	308	465
Total current liabilities	93,716	98,422

Notes payable, net of current portion	48,091	30,047
Operating lease liability, net of current portion	7,192	—
Finance lease liability, net of current portion	2,476	3,161
Contingent consideration, net of current portion	2,813	—
Deferred income taxes	7,484	7,838
Deferred rent liability	—	862
Other long-term liabilities	93	100
Total long-term liabilities	68,149	42,008
Total liabilities	161,865	140,430

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,188,486 and 49,678,262 shares issued, and 49,555,639 and 49,586,464 shares outstanding, respectively	32	31
Additional paid-in capital	102,214	100,186
Treasury stock, at cost, 632,847 and 91,798 shares, respectively	(2,749)	(253)
Retained earnings	37,424	26,883
Accumulated other comprehensive income	445	187
Total Radiant Logistics, Inc. stockholders’ equity	137,366	127,034
Non-controlling interest	809	246
Total equity	138,175	127,280
Total liabilities and equity	$300,040	$267,710

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2020	2019
Revenues	$855,197	$890,517

Operating expenses:
Cost of transportation and other services	645,824	660,416
Operating partner commissions	85,821	102,553
Personnel costs	57,679	60,375
Selling, general and administrative expenses	29,548	28,463
Depreciation and amortization	16,571	15,209
Transition, lease termination, and other costs	500	(11)
Change in fair value of contingent consideration	1,752	(1,207)
Total operating expenses	837,695	865,798

Income from operations	17,502	24,719

Other income (expense):
Interest income	59	50
Interest expense	(2,885)	(3,023)
Foreign currency transaction gain (loss)	(125)	160
Change in fair value of interest rate swap contracts	600	—
Other	370	274
Total other expense	(1,981)	(2,539)

Income before income taxes	15,521	22,180

Income tax expense	(3,157)	(4,800)

Net income	12,364	17,380
Less: net income attributable to non-controlling interest	(1,823)	(1,034)

Net income attributable to Radiant Logistics, Inc.	10,541	16,346
Less: preferred stock dividends	—	(956)
Less: issuance costs for preferred stock redemption	—	(1,659)

Net income attributable to common stockholders	$10,541	$13,731

Other comprehensive income:
Foreign currency translation gain	258	1
Comprehensive income	$12,622	$17,381

Income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.28
Diluted	$0.21	$0.27

Weighted average common shares outstanding:
Basic	49,600,506	49,497,007
Diluted	51,091,799	51,082,652

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2018	839,200	$1	49,420,109	$31	$117,968	$(253)	$15,539	$186	$133,472	$142	$133,614
Cumulative effect adjustment, upon adoption of ASC 606 on July 1, 2018	—	—	—	—	—	—	(335)	—	(335)	—	(335)
Cumulative effect adjustment, upon adoption of ASU 2016-16 on July 1, 2018	—	—	—	—	—	—	(1,705)	—	(1,705)	—	(1,705)
Share-based compensation	—	—	—	—	1,612	—	—	—	1,612	—	1,612
Issuance of common stock to former shareholders of acquired businesses	—	—	36,806	—	203	—	—	—	203	—	203
Issuance of common stock upon exercise of stock options	—	—	129,549	—	(277)	—	—	—	(277)	—	(277)
Preferred dividends paid	—	—	—	—	—	—	(1,303)	—	(1,303)	—	(1,303)
Redemption of preferred stock	(839,200)	(1)	—	—	(19,320)	—	(1,659)	—	(20,980)	—	(20,980)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(930)	(930)
Net income	—	—	—	—	—	—	16,346	—	16,346	1,034	17,380
Other comprehensive loss	—	—	—	—	—	—	—	1	1	—	1

Balance as of June 30, 2019	—	$—	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock to shareholders of acquired business	—	—	45,086	—	250	—	—	—	250	—	250
Repurchase of common stock	—	—	(541,049)	—	—	(2,496)	—	—	(2,496)	—	(2,496)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	—	—	176,730	—	(326)	—	—	—	(326)	—	(326)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	—	—	288,408	1	441	—	—	—	442	—	442
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Share-based compensation	—	—	—	—	1,663	—	—	—	1,663	—	1,663
Net income	—	—	—	—	—	—	10,541	—	10,541	1,823	12,364
Other comprehensive income	—	—	—	—	—	—	—	258	258	—	258
Balance as of June 30, 2020	—	$—	49,555,639	$32	$102,214	$(2,749)	$37,424	$445	$137,366	$809	$138,175

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands, except share and per share data)	2020	2019
OPERATING ACTIVITIES:
Net income	$12,364	$17,380
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,663	1,612
Amortization of intangible assets	10,259	10,009
Depreciation and amortization of property, technology, and equipment	6,312	5,200
Deferred income tax benefit	(411)	(674)
Amortization of debt issuance costs	305	226
Change in fair value of contingent consideration	1,752	(1,207)
Transition, lease termination, and other costs	500	(11)
Gain on disposal of property, technology, and equipment	(103)	(11)
Change in allowance for doubtful accounts	102	184
CHANGES IN OPERATING ASSETS AND LIABILITIES NET OF BUSINESS ACQUISITIONS:
Accounts receivable	20,605	11,627
Contract assets	1,428	16,236
Income tax receivable	(266)	1,598
Prepaid expenses, deposits and other assets	(2,983)	(1,787)
Accounts payable	(9,618)	(12,090)
Operating partner commissions payable	(3,768)	(472)
Accrued and other liabilities	(7,981)	(7,381)
Payment of contingent consideration	(280)	(626)
Net cash provided by operating activities	29,880	39,813

INVESTING ACTIVITIES:
Payments to acquire businesses	(9,150)	—
Payments to acquire intangible assets	—	(262)
Purchases of property, technology, and equipment	(5,175)	(6,413)
Proceeds from sale of property, technology, and equipment	182	474
Net cash used for investing activities	(14,143)	(6,201)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	586,316	859,193
Repayment of revolving credit facility	(570,105)	(866,949)
Proceeds from notes payable	5,925	—
Payments of debt issuance costs	(1,878)	—
Repayments of notes payable and finance lease liability	(4,281)	(3,673)
Repurchases of common stock	(2,496)	—
Payments of contingent consideration	(47)	(164)
Payments of preferred stock dividends	—	(1,303)
Payment for preferred stock redemption	—	(20,980)
Distribution to non-controlling interest	(1,260)	(930)
Proceeds from exercise of stock options	625	—
Payments of employee tax withholdings related to vesting of restricted stock awards	(326)	—
Payments of employee tax withholdings related to cashless exercise of stock options	(184)	(277)
Net cash provided by (used for) financing activities	12,289	(35,083)

Effect of exchange rate changes on cash and cash equivalents	1,395	(101)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,421	(1,572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,420	6,992

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,841	$5,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,852	$4,373
Interest paid	$2,626	$2,804

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of non-cash investing and financing activities:

In January 2019, the Company issued 36,806 shares of common stock at a fair value of $5.51 per share in satisfaction of $203 of earn-out payments related to Highways and Skyways, Inc., resulting in a decrease to the current portion of contingent consideration, and an increase to common stock and additional paid-in capital of $203.

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

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc. and its consolidated subsidiaries (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base, which it supports from an extensive multi-brand network of over 100 operating locations (including 20 Company-owned offices) across North America as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, the Company has a vast carrier network asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines.

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

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in the fourth quarter of our fiscal year 2020. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business. We have been working hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response to our declining revenues. However, the relative effectiveness will depend on the severity and duration of the pandemic.

Due to the unprecedented and evolving nature of the COVID-19 pandemic, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The amendments are effective as of March 12, 2020 and applies to contract modifications made before December 31, 2022. Company is assessing the impact of this guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15 (Subtopic 350-40), Intangibles - Goodwill and Other - Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The adoption of ASU 2018-15 is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of fiscal year 2021, and earlier adoption is permitted. The Company is assessing the impact of this guidance on its consolidated financial statements and disclosures.

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

The disclosure requirements of ASC 842 are included within Note 5. Adoption of the standard had no impact on our consolidated statements of comprehensive income and consolidated statements of cash flows. Adoption of Topic 842 resulted in increases in assets and liabilities in the Company’s consolidated balance sheets as follows:

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

Non-controlling interest in the consolidated balance sheets represents RCP’s proportionate share of equity in RLP. Net income (loss) of non-wholly owned consolidated subsidiaries or variable interest entities is allocated to the Company and the holder(s) of the non-controlling interest in proportion to their percentage ownership.
b)	Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results reported in future periods may be based upon amounts that could differ from these estimates due to the inherent uncertainty involved in making estimates and risks and uncertainties, including uncertainty in the current economic environment due to the recent outbreak of COVID-19.
c)	Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

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

The Company derives a substantial portion of its revenue through independently owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up for any deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve accounts. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amounts and generally would reserve for them.
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

During the fourth quarter of fiscal year 2020, as a result of the significant turmoil related to COVID-19, the Company concluded that sufficient indicators existed to require it to perform an impairment assessment as of June 30, 2020, see Note 7.

g)	Long-Lived Assets

Long-lived assets, such as property, technology, and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize, or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the years ended June 30, 2020 and 2019.

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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing the prices for the specified services, managing all aspects of the shipments process and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the consolidated statements of comprehensive income.

The Company had certain major customers. For the year ended June 30, 2020, revenue from one customer of our US operating segment represents $126,913, or 14.8%, of the Company’s consolidated revenues. For the year ended June 30, 2019, there were no customer whose revenue individually represented 10% or more of consolidated revenues.

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the year ended June 30, 2020 and 2019, respectively, are as follows:

	Year Ended June 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$745,097	$80,090	$(671)	$824,516
Value-added services (1)	14,142	16,539	—	30,681
Total	$759,239	$96,629	$(671)	$855,197

Timing of Revenue Recognition:
Services transferred over time	$756,521	$96,629	$(671)	$852,479
Services transferred at a point in time	2,718	—	—	2,718
Total	$759,239	$96,629	$(671)	$855,197

	Year Ended June 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$766,286	$91,710	$(434)	$857,562
Value-added services (1)	13,385	19,570	—	32,955
Total	$779,671	$111,280	$(434)	$890,517

Timing of Revenue Recognition:
Services transferred over time	$776,333	$111,280	$(434)	$887,179
Services transferred at a point in time	3,338	—	—	3,338
Total	$779,671	$111,280	$(434)	$890,517

(1)Value added services include warehouse, distribution services, and other services.

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

Contract Assets

Contract assets represent amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit but for which it has not yet completed the performance obligation and has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable.

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

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2020 and 2019, the Company’s contributions under the plan were $1,302 and $1,327, respectively.

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

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers and employees. The Company accounts for share-based compensation as equity awards such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the consolidated statements of comprehensive income as part of personnel costs.
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
o)	Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or shareholders’ equity from such reclassifications.
p)	Leases (Effective July 1, 2019)

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liability; and operating lease liability, net of current portion in our consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liability; and finance lease liability, net of current portion in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of June 30, 2020, there is no material impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal year ended June 30, 2020 are de minimus.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the fiscal year ended June 30, 2020 are immaterial.

Leases (Until June 30, 2019)

For operating leases, rent expense was recognized on a straight-line basis over the term of the lease. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of notes payable; and notes payable, net of current portion in our consolidated balance sheets.
q)	Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2020, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense).

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2020	2019
Numerator:
Net income attributable to Radiant Logistics, Inc.	$10,541	$16,346
Less: preferred stock dividends	—	(956)
Less: issuance costs for preferred stock redemption	—	(1,659)
Net income attributable to common stockholders	$10,541	$13,731

Denominator:
Weighted average common shares outstanding, basic	49,600,506	49,497,007
Dilutive effect of share-based awards	1,491,293	1,585,645

Weighted average common shares outstanding, diluted	51,091,799	51,082,652

Potentially dilutive common shares excluded	475,743	454,199

NOTE 5 – LEASES

The Company has operating and finance leases for office space, warehouse space, trailers and other equipment. Lease terms expire at various dates through November 2027 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-or-use assets or lease liabilities as it is not reasonably certain to exercise these options.

The components of lease expense were as follows:

(In thousands)	Year Ended June 30, 2020
Operating:
Operating lease cost	$7,012

Financing:
Reduction of right-of-use assets	619
Interest on lease liabilities	170

Total finance lease cost	$789

Under ASC 840, Rent expense amounted to $9,799 for the fiscal year ended June 30, 2019.

Supplemental cash flow information related to leases was as follows:

(In thousands)	Year Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$7,393
Operating cash flows arising from finance leases	169
Financing cash flows arising from finance leases	675

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	3,341
Finance leases	28

Supplemental balance sheet information related to leases was as follows:

June 30,
(In thousands)	2020
Operating lease:
Operating lease right-of-use assets	$12,580

Current portion of operating lease liability	6,121
Operating lease liability, net of current portion	7,192

Total operating lease liabilities	$13,313

Finance lease:
Property, technology, and equipment, net	$3,254

Current portion of finance lease liability	688
Finance lease liability, net of current portion	2,476

Total finance lease liabilities	$3,164

Weighted average remaining lease term:
Operating leases	2.9 years
Finance leases	5.0 years

Weighted average discount rate:
Operating leases	3.22%
Finance leases	4.52%

As of June 30, 2020, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2021	$6,449	$823
2022	4,301	807
2023	1,408	629
2024	674	559
2025	609	532
Thereafter	514	176

Total lease payments	13,955	3,526

Less imputed interest	(642)	(362)

Total lease liability	$13,313	$3,164

Under ASC 840, minimum future lease commitments as of June 30, 2019 under operating leases for each of the next five fiscal years ending June 30 and thereafter were as follows:

(In thousands)
2020	$7,176
2021	5,753
2022	3,691
2023	1,003
2024	392
Thereafter	314

Total minimum lease payments	$18,329

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,
(In thousands)	Useful Life	2020	2019
Computer software	3 - 5 years	$21,884	$18,013
Trailers and related equipment	3 - 15 years	6,733	6,941
Office and warehouse equipment	3 - 15 years	3,980	4,082
Leasehold improvements	(1)	3,799	3,672
Computer equipment	3 - 5 years	3,054	2,529
Furniture and fixtures	3 - 15 years	1,017	973

		40,467	36,210
Less: accumulated depreciation and amortization		(21,755)	(16,083)

		$18,712	$20,127

(1)	The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $6,312 and $5,200 for the years ended June 30, 2020 and 2019, respectively. Computer software includes approximately $174 and $722 of software in development as of June 30, 2020 and 2019, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amounts of goodwill for the years ending June 30, 2020 and 2019:

	June 30,
(In thousands)	2020	2019
Balance as of June 30, 2019	$65,389	$65,389
Acquisition	6,810	—

Balance as of June 30, 2020	$72,199	$65,389

At June 30, 2020, the Company had $72,199 of goodwill; $50,801 is attributable to US, while $21,398 is attributable to Canada. The Company assesses goodwill for impairment annually as of April 1, or more frequently, if events and circumstances indicate impairment may have occurred. During the fourth quarter of 2020, as a result of the significant turmoil related to COVID-19, the Company concluded that sufficient indicators existed to require an impairment assessment as of June 30, 2020. The Company performed quantitative assessments for its US and Canada reporting units as of June 30, 2020, and results indicated that the estimated fair values of the US and Canada reporting units exceed their respective carrying values. Thus, goodwill was not impaired as of June 30, 2020.

Intangible Assets

Intangible assets consisted of the following as of June 30, 2020 and 2019:

	June 30, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.1 years	$102,153	$(61,227)	$40,926
Trade names and trademarks	9.6 years	14,977	(5,268)	9,709
Covenants not to compete	4.3 years	1,433	(876)	557

		$118,563	$(67,371)	$51,192

	June 30, 2019
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.5 years	$97,002	$(52,076)	$44,926
Trade names and trademarks	10.6 years	14,977	(4,252)	10,725
Covenants not to compete	2.7 years	875	(784)	91

		$112,854	$(57,112)	$55,742

Intangible assets were acquired during the year ended June 30, 2020 as disclosed in Note 17 – Business Combination. Amortization expense amounted to $10,259 and $10,009 for the years ended June 30, 2020 and 2019, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021	$10,119
2022	9,555
2023	9,077
2024	8,701
2025	6,711

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,
(In thousands)	2020	2019
Revolving Credit Facility	$30,000	$13,781
Senior Secured Loans	16,302	20,591
Other debt	5,925	—
Unamortized debt issuance costs	(336)	(638)

Total notes payable	51,891	33,734
Less: current portion	(3,800)	(3,687)

Total notes payable, net of current portion	$48,091	$30,047

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021	$3,800
2022	4,061
2023	10,263
2024	4,103
2025	30,000

$52,227

Revolving Credit Facility

The Company entered into a $150,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated on March 13, 2020. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company’s $75,000 credit facility agreement dated June 14, 2017, and from an accounting standpoint, represents a modification of the previous credit facility.

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of June 30, 2020, this interest rate used was 2.19%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of June 30, 2020, the borrowings outstanding on the Revolving Credit Facility was $30,000 and the Company was in compliance with all of its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying consolidated financial statements. The Company made interest-only payments for the first 12 months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of June 30, 2020, $11,647 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of June 30, 2020, $4,655 was outstanding under this term loan.

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

Concurrently with entering into the new Revolving Credit Facility, the Company amended and restated the FPD IV and FPD V term loans to make the financial and other covenants in such term loans consistent with those contained in the new Revolving Credit Facility. In addition, the security interest securing such term loans were changed to be on a parity basis with those securing the new Revolving Credit Facility. As of June 30, 2020, the Company was in compliance with all of its covenants.

Paycheck Protection Program Loans

On May 4, 2020, the Company received loan proceeds of $5,925 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. On April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2,000 before forgiving the loan. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loans were satisfied, if it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loans, it may be required to repay the PPP Loans in its entirety and/or be subject to additional penalties.

The term of the Company’s PPP Loans is two years. The annual interest rate on the PPP Loans is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loans. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP Loans that is not forgiven, the PPP Loans will be repayable on the terms set forth above. The PPP Loans are recognized on the Company’s June 30, 2020 consolidated balance sheet as notes payable and will be derecognized if and when forgiven.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s consolidated balance sheets at their fair values and consist of interest rate swap contracts at June 30, 2020 (none at June 30, 2019). On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of June 30, 2020, the derivative instruments had a total notional amount of $30,000 and fair value of $600 recognized in deposits and other assets in the consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense).

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

On December 21, 2018, the Company redeemed all its Series A Preferred Shares for an aggregated price of $20,980 and charged to retained earnings $1,659 for the excess of consideration paid over carrying value of preferred stock on redemption. As a result, during the fiscal year ended June 30, 2020, no dividend was paid. Dividends paid to prior holders of Series A Preferred Shares for the year ended June 30, 2019 was $1.5536 per share, totaling $1,303.

Common Stock

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors has approved the renewal of the repurchase program through December 31, 2021. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 541,049 shares of its common stock at an average cost of $4.61 per share for an aggregate cost of $2,496 during the fiscal year ended June 30, 2020. We have temporarily suspended our share repurchases under our stock repurchase program as we continue to assess the impacts of COVID-19.

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities. The Company has power over significant activities of RLP including the fulfillment of its contracts and financing its operations. Additionally, the Company also pays expenses and collects receivables on behalf of RLP. Thus, the Company is the primary beneficiary, RLP qualifies as a variable interest entity, and RLP is consolidated in these consolidated financial statements.

RLP recorded profits of $3,039 and $1,722 for the years ended June 30, 2020 and 2019, respectively. RCP’s distributable share was $1,823 and $1,034 for the years ended June 30, 2020 and 2019, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

(In thousands)	June 30,
	2020	2019
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$1,392	$412
Prepaid expenses and other current assets	1	1

	$1,393	$413

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$45	$4
Partners’ capital	1,348	409

	$1,393	$413

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of June 30, 2020
	Level 3	Total
Contingent consideration	$(4,940)	$(4,940)
Interest rate swap contracts (derivatives)	600	600

	Fair Value Measurements as of June 30, 2019
	Level 3	Total
Contingent consideration	$(375)	$(375)

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2018	$(2,575)	$—
Contingent consideration paid	993	—
Change in fair value	1,207	—

Balance as of June 30, 2019	$(375)	$—
Increase related to accounting for acquisitions	(3,140)	—
Contingent consideration paid	327	—
Change in fair value	(1,752)	600

Balance as of June 30, 2020	$(4,940)	$600

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $10,500 through earn-out periods measured through January 2023, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Targets
Contingent consideration	$(4,940)	Discounted cash flows	Actual and projected EBITDA over three-year earnout period	$8,600
			Risk adjusted discount rate	18%

Derivative instruments are carried at fair value on the consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets.

Fair Value of Financial Instruments

The carrying values of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates.

NOTE 13 – INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Year ended June 30,
(In thousands)	2020	2019
Current:
Federal	$1,587	$3,244
State	614	1,115
Foreign	1,367	1,115
Total current	3,568	5,474

Deferred:
Federal	(893)	(1,282)
State	(87)	(289)
Foreign	569	897
Total deferred	(411)	(674)

Total income tax expense	$3,157	$4,800

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
(In thousands)	2020	2019
Income tax expense at U.S. statutory rate (21%)	$2,238	$4,086
Permanent differences	69	85
State income taxes, net of federal benefit	416	652
Foreign tax rate differential	291	—
Other, net	143	(23)

Total income tax expense	$3,157	$4,800

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2020	2019
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$308	$388
Accruals	509	420
Share-based compensation	1,321	1,250
Operating lease liabilities	1,779	—
Operating lease ROU asset	(1,660)	—
Property, technology, and equipment basis differences	(4,536)	(2,948)
Goodwill deductible for tax purposes	(781)	(595)
Intangible assets	(4,819)	(7,551)
Deferred rent	65	223
Net operating loss carry-forward	305	626
Other, net	25	349

Net deferred tax liabilities	$(7,484)	$(7,838)

The Company’s effective tax rate for the year ended June 30, 2020 is higher than the U.S. federal statutory rate primarily due to state and foreign income taxes. The Company’s effective tax rate for the year ended June 30, 2019 is higher than the U.S. federal statutory rate primarily due to state and foreign income taxes. The Company does not have any uncertain tax positions.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. The Company is currently under examination by the U.S. Internal Revenue Service (the "IRS") for the tax year ending June 30, 2018. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a negative impact on the Company’s results of operations. Tax years that remain subject to examination by the IRS are the years ended June 30, 2017, June 30, 2019, and June 30, 2020. Tax years that remain subject to examination by state authorities are the years ended June 30, 2016 through June 30, 2020. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2014 through June 30, 2019. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

The Company’s Canadian Subsidiary, Radiant Canada (formerly, “Wheels International, Inc.”), is no longer under examination by the Canada Revenue Agency ("CRA") for the tax year ended March 31, 2015. During the quarter ended December 31, 2019, the audit with the CRA was finalized and the settlement was de minimus.

The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The Company received funds under the Paycheck Protection Program of the CARES Act in May of 2020 – see Note 8. The CARES Act does not have a material impact on the Company’s income tax provision for the fiscal year ended June 30, 2020.

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

Restricted Stock Awards

During the years ended June 30, 2020 and 2019, the Company recognized share-based compensation expense related to stock awards of $1,168 and $807, respectively. As of June 30, 2020, the Company had approximately $1,814 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 1.92 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2019	687,920	$4.08
Vested	(235,379)	2.88
Granted	331,966	5.56
Forfeited	(28,635)	4.97

Unvested balance as of June 30, 2020	755,872	$5.07

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the years ended June 30, 2020 and 2019, the Company recognized share-based compensation expense related to stock options of $495 and $805, respectively. The aggregate intrinsic value of options exercised was $812 and $1,037, respectively for the years ended June 30, 2020 and 2019. As of June 30, 2020, the Company had approximately $123 of total unrecognized share-based compensation cost. Such costs are expected to be recognized over a weighted average period of approximately 0.92 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2019	2,458,093	$3.30	4.69	$6,995
Exercised	(404,871)	2.26	—	812
Forfeited	(57,854)	5.03	—	—

Outstanding as of June 30, 2020	1,995,368	$3.46	3.75	$1,653

Exercisable as of June 30, 2020	1,860,368	$3.43	3.60	$1,591

The following table summarizes outstanding and exercisable options by exercise price range as of June 30, 2020:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$0.50 - $0.99	11,265	$0.60	0.40	$37	11,265	$0.60	0.40	$37
$1.00 - $1.49	104,448	1.30	0.67	275	104,448	1.30	0.67	275
$1.50 - $1.99	211,309	1.87	2.93	435	211,309	1.87	2.93	435
$2.00 - $2.49	355,294	2.31	1.52	576	355,294	2.31	1.52	576
$2.50 - $2.99	50,000	2.75	3.67	59	50,000	2.75	3.67	59
$3.00 - $3.49	336,908	3.18	4.77	252	246,908	3.15	4.41	194
$3.50 - $3.99	195,000	3.85	4.96	19	175,000	3.86	4.92	15
$4.00 - $4.49	179,717	4.15	4.62	—	169,717	4.14	4.58	—
$4.50 - $4.99	259,064	4.58	4.64	—	259,064	4.58	4.64	—
$5.00 - $5.49	57,363	5.20	4.84	—	57,363	5.20	4.84	—
$5.50 - $5.99	200,000	5.63	4.76	—	200,000	5.63	4.76	—
$6.00 - $6.49	25,000	6.18	6.86	—	15,000	6.18	6.86	—
$6.50 - $6.99	10,000	6.77	5.08	—	5,000	6.77	5.08	—

	1,995,368	$3.46	3.75	$1,653	1,860,368	$3.43	3.60	$1,591

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of June 30, 2020.

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

The following table represents the discounted earn-out payments to be paid during the fiscal years ended June 30:

(In thousands)	2021	2022	2023	2024	Total
Earn-out payments:
Cash	$2,127	$1,633	$789	$391	$4,940

Total estimated earn-out payments	$2,127	$1,633	$789	$391	$4,940

NOTE 16 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding allocation of resources and assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer. The Company has two operating and reportable segments: United States and Canada.

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

As of and for Year Ended June 30, 2020 (In thousands)	United States	Canada	Corporate/ Eliminations	Total
Revenues	$759,239	$96,629	$(671)	$855,197
Income (loss) from operations	28,505	8,459	(19,462)	17,502
Other income (expense)	215	30	(2,226)	(1,981)
Income (loss) before income taxes	28,720	8,489	(21,688)	15,521
Depreciation and amortization	4,300	2,001	10,270	16,571
Property, technology, and equipment, net	12,994	5,718	—	18,712
Goodwill	50,801	21,398	—	72,199

As of and for Year Ended June 30, 2019 (In thousands)
Revenues	$779,671	$111,280	$(434)	$890,517
Income (loss) from operations	30,682	9,715	(15,678)	24,719
Other income (expense)	521	(87)	(2,973)	(2,539)
Income (loss) before income taxes	31,203	9,628	(18,651)	22,180
Depreciation and amortization	3,623	1,560	10,026	15,209
Property, technology, and equipment, net	14,886	5,241	—	20,127
Goodwill	43,991	21,398	—	65,389

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

The fair values of the intangible assets were estimated by the Company with the assistance of valuation specialists. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the US operating segment and is expected to be deductible for income tax purposes over a period of 15 years.

The acquisition date fair value of the consideration transferred for the acquisitions consisted of the following:

(In thousands)
Cash	$9,150
Common stock (45,086 common shares)	250
Contingent consideration, at fair value	3,140

$12,540

The purchase price allocation for the acquisitions is as follows:

(In thousands)
Prepaid expenses and other current assets	$16
Intangible assets	5,709
Deposits and other assets	8
Liabilities assumed	(3)

Total identifiable net assets	5,730
Goodwill	6,810
$12,540

Intangible assets that were acquired and their respective useful lives are as follows:

(In thousands)	Amount	Useful Life
Customer related	$5,150	8.5 years
Covenants not to compete	559	5 years
	$5,709

The results of operations for these acquired entities subsequent to the date of acquisition for the fiscal year ended June 30, 2020, were immaterial and thus not presented. The proforma results of operations as if the acquisition had occurred on the first day of each reporting period have not been presented because the operations of these above-mentioned acquisitions would not have been material to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2020, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

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

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures, which:

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

Based on management’s assessment based on the criteria of COSO, we concluded that, as of June 30, 2020, our internal control over financial reporting was not effective due to the following material weakness that existed as of June 30, 2020.

We did not design and maintain effective internal controls over the goodwill and intangibles impairment review process. The Company identified an error in its evaluation of the annual goodwill impairment test performed as of April 1, 2020 and the interim goodwill and intangibles impairment evaluation test performed as of June 30, 2020. Specifically, we did not design and maintain effective controls to review in sufficient detail the carrying values of the Company’s reporting units for both the annual and interim goodwill impairment tests. In addition, we did not design and maintain effective controls at the proper precision level to determine whether an impairment evaluation triggering event occurred as of June 30, 2020.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a misstatement to the consolidated financial statements. However, this material weakness could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

BDO USA, LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is set forth on page 36 of this Annual Report on Form 10-K.

Remediation of Material Weakness

We have evaluated the material weakness and begun developing and implementing a plan of remediation to strengthen our internal controls related to the control procedures applied to the goodwill and intangible asset impairment testing process.

Management is working to remediate this material weakness and we have begun conducting an in depth review of our controls over the goodwill and intangibles cycle to enhance our procedures and resources related to the identification and evaluation of triggering events that can impact our impairment assessments, particularly during the periods the Company is impacted by the COVID-19 environment. We intend to enhance the level of precision at which our internal controls over financial reporting relating to goodwill and intangible asset impairment assessments are performed, specifically in consideration of the factors analyzed in evaluating triggering events and performing management’s qualitative impairment assessment. We also intend to improve our documentation to strengthen the support for the judgments applied to the impairment analyses. If deemed necessary, we will provide additional training to staff involved in the control procedures over the goodwill and intangibles cycle and/or obtain assistance from third parties.

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Bohn H. Crain	56	Chief Executive Officer and Chairman of the Board of Directors
Jack Edwards	75	Director
Richard P. Palmieri	67	Director
Michael Gould.	56	Director
Arnold Goldstein	66	Senior Vice President & Chief Commercial Officer
Todd E. Macomber	56	Senior Vice President & Chief Financial Officer
John W. Sobba	64	Senior Vice President & General Counsel

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

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b)	Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

2.2	Stock Purchase Agreement by and between Radiant Logistics, Inc. and Service by Air, Inc.		8-K		2.1	6/8/15

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.6	10/2/2019

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

3.5 & 4.5	Certificate of Designations, Preferences and Rights of 9.75% cumulative Redeemable Perpetual Preferred Stock		10-K/A	6/30/14	3.6	7/15/15

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce+		8-K		10.4	4/8/15

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+		10-K	6/30/16	10.5	9/13/16

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.7	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.8	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.9	Discretionary Management Incentive Compensation Plan effective July 1, 2012+		8-K		10.5	5/14/12

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

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

			8-K		10.1	6/20/17

10.12	$29,000,000 Credit Facilities Loan Agreement dated April 2, 2015 by and among Wheels Group Inc. and Integrated Private Debt Fund IV LP.		8-K		10.2	4/8/15

10.13	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

10.14	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.5	2/12/13

10.15	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.7	2/12/13

10.16	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.8	2/12/13

10.17	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.1	11/9/16

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date
10.18	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.2	11/9/16

10.19	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.3	11/9/16

10.20	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.4	11/9/16

10.21	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/16	10.1	2/8/17

10.22	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/16	10.2	2/8/17

10.23	Separation and Release Agreement, dated effective as of December 31, 2019, by and between Radiant Global Logistics, Inc. and Tim Boyce		8-K		10.1	12/23/2019

10.24	Independent Contractor Agreement, dated effective as of January 1, 2020, by and between Radiant Global Logistics, Inc. and Tim Boyce		8-K		10.2	12/23/2019

10.25	Credit Agreement, dated March 13, 2020, by and among Radiant Logistics, Inc., the Subsidiaries of the Borrower Party Hereto, and Bank of America, N.A., Bank of Montreal Chicago Branch, MUFG Union Bank, N.A., the Lenders Party Hereto, BofA Securities, Inc.		8-K		10.1	3/19/2020

10.26

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
10.27

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

			8-K		10.3	3/19/2020

10.28	First Lien Pari Passu Intercreditor Agreement, dated as of March 13, 2020, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.		8-K		10.4	3/19/2020

14.1	Code of Business Conduct and Ethics+		10-KSB		14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of BDO USA, LLP	X

23.2	Consent of Peterson Sullivan, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 28, 2020	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jack Edwards	Director	September 28, 2020
Jack Edwards

/s/ Richard P. Palmieri	Director	September 28, 2020
Richard P. Palmieri

/s/ Michael Gould	Director	September 28, 2020
Michael Gould

/s/ Bohn H. Crain	Chairman and	September 28, 2020
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 28, 2020
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)