Form 10-Q
period 2020-09-30
RADIANT LOGISTICS, INC
filed 2020-11-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

There were 49,680,067 shares outstanding of the registrant’s common stock as of November 2, 2020.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,881	$34,841
Accounts receivable, net of allowance of $1,925 and $1,990, respectively	76,602	71,838
Contract assets	17,684	16,312
Income tax receivable	974	780
Prepaid expenses and other current assets	15,322	16,817
Total current assets	134,463	140,588

Property, technology, and equipment, net	19,251	18,712

Goodwill	71,071	72,199
Intangible assets, net	47,834	51,192
Operating lease right-of-use assets	11,601	12,580
Deposits and other assets	4,642	4,769
Total other long-term assets	135,148	140,740
Total assets	$288,862	$300,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$72,277	$65,003
Operating partner commissions payable	10,781	9,131
Accrued expenses	7,944	6,538
Current portion of notes payable	3,937	3,800
Current portion of operating lease liability	5,645	6,121
Current portion of finance lease liability	698	688
Current portion of contingent consideration	2,127	2,127
Other current liabilities	382	308
Total current liabilities	103,791	93,716

Notes payable, net of current portion	27,330	48,091
Operating lease liability, net of current portion	6,593	7,192
Finance lease liability, net of current portion	2,307	2,476
Contingent consideration, net of current portion	2,813	2,813
Deferred income taxes	7,399	7,484
Other long-term liabilities	95	93
Total long-term liabilities	46,537	68,149
Total liabilities	150,328	161,865

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,307,481 and 50,188,486 shares issued, and 49,674,634 and 49,555,639 shares outstanding, respectively	32	32
Additional paid-in capital	102,060	102,214
Treasury stock, at cost, 632,847 shares	(2,749)	(2,749)
Retained earnings	40,512	37,424
Accumulated other comprehensive income (loss)	(1,551)	445
Total Radiant Logistics, Inc. stockholders’ equity	138,304	137,366
Non-controlling interest	230	809
Total equity	138,534	138,175
Total liabilities and equity	$288,862	$300,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2020	2019
Revenues	$175,877	$200,543

Operating expenses:
Cost of transportation and other services	129,911	145,010
Operating partner commissions	18,589	24,178
Personnel costs	12,777	14,847
Selling, general and administrative expenses	5,654	7,664
Depreciation and amortization	4,159	4,036
Transition, lease termination, and other costs	—	(9)
Change in fair value of contingent consideration	—	15
Total operating expenses	171,090	195,741

Income from operations	4,787	4,802

Other income (expense):
Interest income	9	15
Interest expense	(580)	(707)
Foreign currency transaction gain (loss)	21	(23)
Change in fair value of interest rate swap contracts	(21)	—
Other	91	31
Total other expense	(480)	(684)

Income before income taxes	4,307	4,118

Income tax expense	(1,078)	(787)

Net income	3,229	3,331
Less: net income attributable to non-controlling interest	(141)	(96)

Net income attributable to Radiant Logistics, Inc.	$3,088	$3,235

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,996)	114
Comprehensive income	$1,233	$3,445

Income per share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.06

Weighted average common shares outstanding:
Basic	49,578,590	49,662,540
Diluted	50,925,387	51,428,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2020	49,555,639	$32	$102,214	$(2,749)	$37,424	$445	$137,366	$809	$138,175
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	112,864	—	(301)	—	—	—	(301)	—	(301)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	6,131	—	3	—	—	—	3	—	3
Distribution to non-controlling interest	—	—	—	—	—	—	—	(720)	(720)
Share-based compensation	—	—	144	—	—	—	144	—	144
Net income	—	—	—	—	3,088	—	3,088	141	3,229
Other comprehensive loss	—	—	—	—	—	(1,996)	(1,996)	—	(1,996)
Balance as of September 30, 2020	49,674,634	$32	$102,060	$(2,749)	$40,512	$(1,551)	$138,304	$230	$138,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2019	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	138,147	—	(314)	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	82,627	—	(146)	—	—	—	(146)	—	(146)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(180)	(180)
Share-based compensation	—	—	430	—	—	—	430	—	430
Net income	—	—	—	—	3,235	—	3,235	96	3,331
Other comprehensive income	—	—	—	—	—	114	114	—	114
Balance as of September 30, 2019	49,807,238	$31	$100,156	$(253)	$30,118	$301	$130,353	$162	$130,515

The accompanying notes are an integral part of these condensed consolidated financial statement

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2020	2019
OPERATING ACTIVITIES:
Net income	$3,229	$3,331
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	144	430
Amortization of intangible assets	2,538	2,630
Depreciation and amortization of property, technology, and equipment	1,621	1,406
Deferred income tax benefit	(85)	(229)
Amortization of debt issuance costs	104	55
Other	(63)	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(4,472)	(3,689)
Contract assets	(1,364)	(4,328)
Income tax receivable	(185)	(937)
Prepaid expenses, deposits and other assets	3,251	1,307
Accounts payable	7,453	2,859
Operating partner commissions payable	1,650	(1,353)
Accrued and other liabilities	(377)	(1,353)
Net cash provided by operating activities	13,444	129

INVESTING ACTIVITIES:
Purchases of property, technology, and equipment	(2,065)	(1,697)
Proceeds from sale of property, technology, and equipment	11	15
Net cash used for investing activities	(2,054)	(1,682)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	193,860
Repayment of revolving credit facility	(20,000)	(187,322)
Repayments of notes payable and finance lease liability	(653)	(1,059)
Distribution to non-controlling interest	(720)	(180)
Proceeds from exercise of stock options	11	—
Payments of employee tax withholdings related to vesting of restricted stock awards	(301)	(314)
Payments of employee tax withholdings related to cashless exercise of stock options	(8)	(146)
Net cash provided by (used for) financing activities	(21,671)	4,839

Effect of exchange rate changes on cash and cash equivalents	(679)	512

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,960)	3,798
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,841	5,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,881	$9,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,346	$1,990
Interest paid	$468	$650

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

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added supply chain services, including order fulfillment, inventory management, and warehouse and distribution services, and customs brokerage services to complement its core transportation service offering.

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in this first quarter of our fiscal year 2021. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business. We have been working hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response to our declining revenues. However, the relative effectiveness will depend on the severity and duration of the pandemic.

Due to the unprecedented and evolving nature of the COVID-19 pandemic, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

Recently Adopted Accounting Guidance

In August 2018, the FASB issued ASU 2018-15 (Subtopic 350-40), Intangibles—Goodwill and Other—Internal-Use Software— Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard on July 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The Company adopted this standard on July 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results reported in future periods may be based upon amounts that could differ from these estimates due to the inherent uncertainty involved in making estimates and risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

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

The Company derives a substantial portion of its revenue through independently owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s condensed consolidated financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up for any deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. Currently, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve accounts. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amounts and generally would reserve for them.

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

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the quarters ended September 30, 2020 and 2019.

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

The Company also provides materials management and distribution (“MM&D”) services for its customers under contracts generally ranging from a few months to five years and include renewal provisions. These MM&D service contracts provide for inventory management, order fulfilment and warehousing of the Customer’s product and arrangement of transportation of the customer’s product. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the services provided by the Company as they are performed. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized over time based on the level of activity volume.

Other services include primarily customs house brokerage (“CHB”) services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$152,461	$17,523	$(144)	$169,840
Value-added services (1)	2,304	3,733	—	6,037
Total	$154,765	$21,256	$(144)	$175,877

Timing of Revenue Recognition:
Services transferred over time	$154,294	$21,256	$(144)	$175,406
Services transferred at a point in time	471	—	—	471
Total	$154,765	$21,256	$(144)	$175,877

	Three Months Ended September 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$171,463	$20,498	$(172)	$191,789
Value-added services (1)	4,421	4,333	—	8,754
Total	$175,884	$24,831	$(172)	$200,543

Timing of Revenue Recognition:
Services transferred over time	$175,093	$24,831	$(172)	$199,752
Services transferred at a point in time	791	—	—	791
Total	$175,884	$24,831	$(172)	$200,543

(1)Value-added services include MM&D, CHB, and other services.

Practical Expedients

The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contracts with its transportation customers have an expected duration of one year or less.

For the performance obligation to transfer MM&D services in contracts with customers, revenue is recognized in the amount for which the Company has the right to invoice the customer, as this amount corresponds directly with the value provided to the customer for the Company’s performance completed to date.

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

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $306 for the three months ended September 30, 2020 and $332 for the three months ended September 30, 2019.

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

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than US dollars, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items denominated in a foreign currency are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

o)	Leases

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of June 30, 2020, there was no material impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2020 and 2019 are immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three months ended September 30, 2020 and 2019 are immaterial.
p)	Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of September 30, 2020, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense).

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2020	2019
Numerator:
Net income attributable to Radiant Logistics, Inc.	$3,088	$3,235

Denominator:
Weighted average common shares outstanding, basic	49,578,590	49,662,540
Dilutive effect of share-based awards	1,346,797	1,765,473

Weighted average common shares outstanding, diluted	50,925,387	51,428,013

Potentially dilutive common shares excluded	292,363	333,214

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

The components of lease expense were as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019
Operating:
Operating lease cost	$1,773	$1,809

Financing:
Reduction of right-of-use assets	153	155
Interest on lease liabilities	37	46

Total finance lease cost	$190	$201

Supplemental cash flow information related to leases was as follows:

(In thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$1,872	$1,837
Operating cash flows arising from finance leases	37	46
Financing cash flows arising from finance leases	172	167

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$572	$—

Supplemental balance sheet information related to leases was as follows:

	September 30,	June 30,
(In thousands)	2020	2020
Operating lease:
Operating lease right-of-use assets	$11,601	$12,580

Current portion of operating lease liability	5,645	6,121
Operating lease liability, net of current portion	6,593	7,192

Total operating lease liabilities	$12,238	$13,313

Finance lease:
Property, technology, and equipment, net	$3,101	$3,254

Current portion of finance lease liability	698	688
Finance lease liability, net of current portion	2,307	2,476

Total finance lease liabilities	$3,005	$3,164

Weighted average remaining lease term:
Operating leases	2.9 years	2.9 years
Finance leases	4.9 years	5.0 years

Weighted average discount rate:
Operating leases	3.23%	3.22%
Finance leases	4.56%	4.52%

As of September 30, 2020, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2021 (remaining)	$4,714	$619
2022	4,464	813
2023	1,545	632
2024	807	560
2025	742	533
Thereafter	557	176

Total lease payments	12,829	3,333

Less imputed interest	(591)	(328)

Total lease liability	$12,238	$3,005

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2020	2020
Computer software	3 - 5 years	$22,285	$21,884
Trailers and related equipment	3 - 15 years	6,796	6,733
Office and warehouse equipment	3 - 15 years	5,348	3,980
Leasehold improvements	(1)	3,804	3,799
Computer equipment	3 - 5 years	3,197	3,054
Furniture and fixtures	3 - 15 years	1,112	1,017

		42,542	40,467
Less: accumulated depreciation and amortization		(23,291)	(21,755)

		$19,251	$18,712

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,621 for the three months ended September 30, 2020 and $1,406 for the three months ended September 30, 2019. Computer software includes approximately $1,568 and $174 of software in development as of September 30, 2020 and June 30, 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amounts of goodwill for the three months ended September 30, 2020:

(In thousands)	Total
Balance as of June 30, 2020	$72,199
Foreign currency translation loss	(1,128)

Balance as of September 30, 2020	$71,071

We considered the uncertainties from COVID-19 as part of our determination as to whether any triggering events occurred during the quarter ended September 30, 2020, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of September 30, 2020.

As additional facts and circumstances evolve, we continue to observe and assess our reporting units particularly as a direct consequence of the circumstances surrounding COVID-19. To the extent new information becomes available that impacts our results of operations and financial condition, we expect to revise our projections accordingly as our estimates of future net after-tax cash flows are highly dependent upon certain assumptions, including, but not limited to, the amount and timing of the economic recovery globally and nationally.

Furthermore, the evaluation of impairment of goodwill requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations and financial condition. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future, especially in light of the uncertainty surrounding the COVID-19 pandemic. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.

Intangible Assets

Intangible assets consisted of the following as of September 30, 2020 and June 30, 2020, respectively:

	September 30, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.8 years	$100,763	$(62,707)	$38,056
Trade names and trademarks	9.4 years	14,670	(5,410)	9,260
Covenants not to compete	4.1 years	1,433	(915)	518

		$116,866	$(69,032)	$47,834

	June 30, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.1 years	$102,153	$(61,227)	$40,926
Trade names and trademarks	9.6 years	14,977	(5,268)	9,709
Covenants not to compete	4.3 years	1,433	(876)	557

		$118,563	$(67,371)	$51,192

Amortization expense amounted to $2,538 for the three months ended September 30, 2020 and $2,630 for the three months ended September 30, 2019. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021 (remaining)	$7,582
2022	9,555
2023	9,077
2024	8,701
2025	6,710

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	June 30,
(In thousands)	2020	2020
Revolving Credit Facility	$10,000	$30,000
Senior Secured Loans	15,669	16,302
Other debt	5,925	5,925
Unamortized debt issuance costs	(327)	(336)

Total notes payable	31,267	51,891
Less: current portion	(3,937)	(3,800)

Total notes payable, net of current portion	$27,330	$48,091

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021 (remaining)	$2,929
2022	4,138
2023	10,346
2024	4,181
2025	10,000

$31,594

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of September 30, 2020, this interest rate used was 2.14%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of September 30, 2020, the borrowings outstanding on the Revolving Credit Facility was $10,000 and the Company was in compliance with all of its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its US and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its US and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of September 30, 2020, the Company was in compliance with all of its covenants.

Paycheck Protection Program Loans

On May 4, 2020, the Company received loan proceeds of $5,925 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. On April 28, 2020, the Secretary of the US Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2,000 before forgiving the loan. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loans were satisfied, if it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loans, it may be required to repay the PPP Loans in its entirety and/or be subject to additional penalties.

The term of the Company’s PPP Loans is two years. The annual interest rate on the PPP Loans is 1% and no payments of principal or interest are due until the conclusion of the deferral period. The deferral period will end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan is not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP Loans that is not forgiven, the PPP Loans will be repayable on the terms set forth above. The PPP Loans are recognized on the Company’s condensed consolidated balance sheet as notes payable and will be derecognized if and when forgiven.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s condensed consolidated balance sheets at their fair values and consist of interest rate swap contracts. On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of September 30, 2020, the derivative instrument had a total notional amount of $30,000 and a fair value of $579 recognized in deposits and other assets in the condensed consolidated balance sheets. As of June 30, 2020, the derivative instrument had a total notional amount of $30,000 and a fair value of $600. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense).

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities. The Company has power over significant activities of RLP including the fulfillment of its contracts and financing its operations. Additionally, the Company also pays expenses and collects receivables on behalf of RLP. Thus, the Company is the primary beneficiary, RLP qualifies as a variable interest entity, and RLP is consolidated in these condensed consolidated financial statements.

RLP recorded $236 in profits, of which RCP’s distributable share was $141 for the three months ended September 30, 2020. RLP recorded $162 in profits, of which RCP’s distributable share was $96 for the three months ended September 30, 2019. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing, and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of September 30, 2020
	Level 3	Total
Contingent consideration	$(4,940)	$(4,940)
Interest rate swap contracts (derivatives)	579	579

	Fair Value Measurements as of June 30, 2020
	Level 3	Total
Contingent consideration	$(4,940)	$(4,940)
Interest rate swap contracts (derivatives)	$600	$600

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2019	$(375)	$—
Increase related to accounting for acquisitions	(3,140)	—
Contingent consideration paid	327	—
Change in fair value	(1,752)	600

Balance as of June 30, 2020	$(4,940)	$600
Change in fair value	—	(21)

Balance as of September 30, 2020	$(4,940)	$579

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

Derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets.

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

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2020 and 2019, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended September 30,
(In thousands)	2020	2019
Current income tax expense	$1,163	$1,016
Deferred income tax benefit	(85)	(229)

Income tax expense	$1,078	$787

The Company’s effective tax rates prior to discrete items for the three months ended September 30, 2020 and 2019 are higher than the US federal statutory rates primarily due to earnings in foreign operations and state taxes. The actual income tax through the three months ended September 30, 2020 results in an effective tax rate of 26%, which is higher than the US federal statutory rate due to earnings in foreign operations and state taxes and reduced by $21 of share-based compensation benefits, which is discretely recognized in the quarter and is not a component of the Company’s annualized forecasted fiscal year 2021 effective tax rate. The Company does not have any uncertain tax positions.

The Company and its wholly owned US subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-US jurisdictions based on state, local and non-US filing requirements. The tax years that remain subject to examination by US authorities are the years ended June 30, 2017 through June 30, 2020. Tax years that remain subject to examination by state authorities are the years ended June 30, 2016 through June 30, 2020. Tax years that remain subject to examination by non-US authorities are the periods ended June 30, 2016 through June 30, 2020. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

The Company's fiscal year 2018 federal income tax return is no longer being examined by the IRS and there were no adjustments to the Company's federal income taxes.

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

Restricted Stock Awards

Related to restricted stock awards, the Company recognized share-based compensation expense related to restricted stock awards of $157 for the three months ended September 30, 2020 and $257 for the three months ended September 30, 2019. As of September 30, 2020, there was $2,511 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.29 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2020	755,872	$5.07
Vested	(165,259)	5.05
Granted	222,852	4.99
Forfeited	(51,045)	5.05

Unvested balance as of September 30, 2020	762,420	$5.05

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense and reversals of previously recorded share-based compensation expense due to forfeited options totaling a gain of $13 for the three months ended September 30, 2020 and expense of $173 for the three months ended September 30, 2019. The aggregate intrinsic value of options exercised was $27 for the three months ended September 30, 2020 and $570 for the three months ended September 30, 2019. As of September 30, 2020, there was $53 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 1.10 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2020	1,995,368	$3.46	3.75	$1,653
Exercised	(23,345)	3.64	—	27
Forfeited	(50,000)	3.37	—	—

Outstanding as of September 30, 2020	1,922,023	$3.46	3.44	$3,380

Exercisable as of September 30, 2020	1,867,023	$3.44	3.38	$3,309

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of September 30, 2020.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2021 (remaining)	2022	2023	2024	Total
Earn-out payments:
Cash	$2,127	$1,633	$789	$391	$4,940

Total estimated earn-out payments	$2,127	$1,633	$789	$391	$4,940

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

As of and for Three Months Ended September 30, 2020			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$154,765	$21,256	$(144)	$175,877
Income (loss) from operations	6,620	2,231	(4,064)	4,787
Other income (expense)	215	(103)	(592)	(480)
Income (loss) before income taxes	6,835	2,128	(4,656)	4,307
Depreciation and amortization	1,090	528	2,541	4,159
Property, technology, and equipment, net	13,442	5,809	—	19,251
Goodwill	50,801	20,270	—	71,071

As of and for Three Months Ended September 30, 2019
(In thousands)
Revenues	$175,884	$24,831	$(172)	$200,543
Income (loss) from operations	7,714	1,938	(4,850)	4,802
Other income (expense)	(5)	12	(691)	(684)
Income (loss) before income taxes	7,709	1,950	(5,541)	4,118
Depreciation and amortization	988	415	2,633	4,036
Property, technology, and equipment, net	14,827	5,500	—	20,327
Goodwill	43,991	21,398	—	65,389

NOTE 17 – SUBSEQUENT EVENTS

In October 2020, we signed a new lease for 20,025 square feet of office space in Renton, Washington commencing May 2021. The lease has an eleven-year term, and rental costs of approximately $38,000 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2020. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including materials management and distribution (“MM&D”) services and customs house brokerage (“CHB”) services to complement our core transportation service offering.

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

COVID-19

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in fiscal year 2020 and the first quarter of our fiscal year 2021. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business.

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

Results of Operations

Three months ended September 30, 2020 and 2019 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$152,461	$17,523	$(144)	$169,840	$171,463	$20,498	$(172)	$191,789
Value-added services	2,304	3,733	—	6,037	4,421	4,333	—	8,754
	154,765	21,256	(144)	175,877	175,884	24,831	(172)	200,543
Cost of transportation and other services
Transportation	114,024	13,864	(144)	127,744	124,731	16,561	(172)	141,120
Value-added services	1,776	391	—	2,167	2,919	971	—	3,890
	115,800	14,255	(144)	129,911	127,650	17,532	(172)	145,010
Net revenues (1)
Transportation	38,437	3,659	—	42,096	46,732	3,937	—	50,669
Value-added services	528	3,342	—	3,870	1,502	3,362	—	4,864
	$38,965	$7,001	$—	$45,966	$48,234	$7,299	$—	$55,533
Net margin
Transportation	25.2%	20.9%	N/A	24.8%	27.3%	19.2%	N/A	26.4%
Value-added services	22.9%	89.5%	N/A	64.1%	34.0%	77.6%	N/A	55.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $169.8 million and $191.8 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $22.0 million, or 11.5%, is primarily attributable to the impact of COVID-19. Net transportation revenue was $42.1 million and $50.7 million for the three months ended September 30, 2020 and 2019, respectively. Net transportation margins decreased from 26.4% to 24.8%, primarily due to shifts in product mix and certain lower margin business.

Value-added services revenue was $6.0 million and $8.8 million, for the three months ended September 30, 2020 and 2019, respectively. The decrease of $2.8 million, or 31.8%, is primarily attributable to slowdown in our contract logistics and custom brokerage services offerings as the result of COVID-19. Net value-added services revenue was $3.9 million for the three months ended September 30, 2020, compared to $4.9 million for the comparable prior year period. Net value-added services revenue margins increased from 55.6% to 64.1%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the three months ended September 30, 2020 and 2019 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of net revenues to GAAP gross profit	2020	2019
Revenues	$175,877	$200,543
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(129,911)	(145,010)
Depreciation and amortization	(2,943)	(3,103)
GAAP gross profit	$43,023	$52,430
Depreciation and amortization	2,943	3,103
Net revenues	$45,966	$55,533

GAAP gross margin (GAAP gross profit as a percentage of revenues)	24.5%	26.1%
Net margin (net revenues as a percentage of revenues)	26.1%	27.7%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$38,965	$7,001	$—	$45,966	$48,234	$7,299	$—	$55,533

Operating expenses:
Operating partner commissions	18,589	—	—	18,589	24,178	—	—	24,178
Personnel costs	8,928	3,173	676	12,777	10,434	3,488	925	14,847
Selling, general and administrative expenses	3,738	1,069	847	5,654	4,929	1,458	1,277	7,664
Depreciation and amortization	1,090	528	2,541	4,159	988	415	2,633	4,036
Transition, lease termination, and other costs	—	—	—	—	(9)	—	—	(9)
Change in fair value of contingent consideration	—	—	—	—	—	—	15	15

Total operating expenses	32,345	4,770	4,064	41,179	40,520	5,361	4,850	50,731

Income (loss) from operations	6,620	2,231	(4,064)	4,787	7,714	1,938	(4,850)	4,802
Other income (expense)	215	(103)	(592)	(480)	(5)	12	(691)	(684)

Income (loss) before income taxes	6,835	2,128	(4,656)	4,307	7,709	1,950	(5,541)	4,118
Income tax expense	—	—	(1,078)	(1,078)	—	—	(787)	(787)

Net income (loss)	6,835	2,128	(5,734)	3,229	7,709	1,950	(6,328)	3,331
Less: Net income attributable to non-controlling interest	(141)	—	—	(141)	(96)	—	—	(96)

Net income (loss) attributable to Radiant Logistics, Inc.	$6,694	$2,128	$(5,734)	$3,088	$7,613	$1,950	$(6,328)	$3,235

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
Operating expenses as a percent of net revenues:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	47.7%	0.0%	N/A	40.4%	50.1%	0.0%	N/A	43.5%
Personnel costs	22.9%	45.3%	N/A	27.8%	21.6%	47.8%	N/A	26.7%
Selling, general and administrative expenses	9.6%	15.3%	N/A	12.3%	10.2%	20.0%	N/A	13.8%
Depreciation and amortization	2.8%	7.5%	N/A	9.0%	2.0%	5.7%	N/A	7.3%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $5.6 million, or 23.1%, to $18.6 million for the three months ended September 30, 2020. The decrease is primarily due to decreased net revenues from operating partners. As a percentage of net revenues, operating partner commissions decreased 310 basis points to 40.4% from 43.5% for the three months ended September 30, 2020 and 2019, respectively, as a result of a higher percentage of net revenues coming from company owned stores.

Personnel costs decreased $2.1 million, or 13.9%, to $12.8 million for the three months ended September 30, 2020. The decrease is primarily due to temporary workforce reductions and temporary compensation reductions as a result of managements response to COVID-19. As a percentage of net revenues, personnel costs increased 106 basis points to 27.8% from 26.7% for the three months ended September 30, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $2.0 million, or 26.2%, to $5.7 million for the three months ended September 30, 2020. The decrease is primarily attributable to decreased spending for professional services fees, bad debt & claims, and travel for the quarter. As a percentage of net revenues, SG&A decreased 150 basis points to 12.3% from 13.8% for the three months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization costs increased $0.2 million, or 3.1%, to $4.2 million for the three months ended September 30, 2020. The increase is due to investments in technology infrastructure and increased amortizable intangible assets associated with recent acquisitions of two operating partner locations.

Other expenses were $0.5 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively.

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

The following table provides a reconciliation for the three months ended September 30, 2020 and 2019 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$6,694	$2,128	$(5,734)	$3,088	$7,613	$1,950	$(6,328)	$3,235
Income tax expense	—	—	1,078	1,078	—	—	787	787
Depreciation and amortization	1,090	528	2,541	4,159	988	415	2,633	4,036
Net interest expense	—	—	571	571	—	—	692	692

EBITDA	7,784	2,656	(1,544)	8,896	8,601	2,365	(2,216)	8,750

Share-based compensation	(39)	53	130	144	245	44	141	430
Change in fair value of contingent consideration	—	—	—	—	—	—	15	15
Acquisition related costs	—	—	34	34	—	—	285	285
Litigation costs	—	—	152	152	—	—	184	184
Transition, lease termination, and other costs	—	—	—	—	(9)	—	—	(9)
Change in fair value of interest rate swap contracts	—	—	21	21	—	—	—	—
Foreign exchange loss (gain)	(123)	102	—	(21)	36	(13)	—	23

Adjusted EBITDA	$7,622	$2,811	$(1,207)	$9,226	$8,873	$2,396	$(1,591)	$9,678
Adjusted EBITDA as a % of net revenues (1)	19.6%	40.2%	N/A	20.1%	18.4%	32.8%	N/A	17.4%

(1)Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA decreased $0.5 million, or 4.7% to $9.2 million for the quarter ended September 30, 2020.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Adapting to COVID-19, we have curtailed mergers and acquisitions activities and suspended stock buy-back. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2020, we have $23.9 million in cash on hand to serve as adequate working capital.

We believe that COVID-19 is likely to continue impacting general economic activity and demand in our markets, which could have an adverse effect on our results of operations, which in turn, could limit the amounts available to us under the Revolving Credit Facility and cause us to seek other external financing sources to meet our operating and capital needs. However, future conditions in the credit markets may be unpredictable alternative sources of credit may be reduced.

Net cash provided by operating activities were $13.4 million for the three months ended September 30, 2020. Net cash provided by operating activities were $0.1 million for the three months ended September 30, 2019. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the three months ended September 30, 2020 increased by $13.3 million, compared with the same period in fiscal year 2019, primarily due to the net change in operating assets and liabilities.

Net cash used for investing activities were $2.1 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively. The primary use of cash was for purchases of property, technology, and equipment. Cash paid for purchases of property, technology, and equipment were $2.1 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively.

Net cash used for financing activities was $21.7 million for the three months ended September 30, 2020. Net cash provided by financing activities were $4.8 million for the three months ended September 30, 2019. Repayment of the Revolving Credit Facility were $20 million for the three months ended September 30, 2020. Proceeds from the Revolving Credit Facility were $193.9 million for the three months ended September 30, 2019, and Repayment of the Revolving Credit Facility were $187.3 million for the three months ended September 30, 2019. Repayments of notes payable and finance lease liability were $0.7 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. Distributions to non-controlling interest were $0.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for both the three months ended September 30, 2020 and 2019. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for the three months ended September 30, 2019.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On September 30, 2020, the borrowings outstanding on the Revolving Credit Facility was $10 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

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

Senior Secured Loan

On April 2, 2015, Radiant Canada obtained a CAD$29.0 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “FPD IV Loan Agreement”). The Company and its US and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first twelve months and blended principal and interest payments through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by FPD IV.

In connection with our acquisition of Lomas, Radiant Canada obtained a CAD$10.0 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (“FPD V” formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement (the “FPD V Loan Agreement,” and together with the FPD IV Loan Agreement, the “FPD Loan Agreements”). The Company and its US and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

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

The term of the Company’s PPP Loans is two years. The annual interest rate on the PPP Loans is 1% and no payments of principal or interest are due until the conclusion of the deferral period. The deferral period will end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan is not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP Loans that is not forgiven, the PPP Loans will be repayable on the terms set forth above. The PPP Loans are recognized on the Company’s June 30, 2020 condensed consolidated balance sheet as notes payable and will be derecognized if and when forgiven.

For additional information regarding our indebtedness, see Note 8 to our unaudited condensed consolidated financial statements.

Working Capital

The ongoing impacts of COVID-19 have created significant uncertainties around the Company’s operations during the quarter ended September 30, 2020. If these conditions continue unabated for more than the short-term, as most industry sources are predicting, the impact of COVID-19 is expected to significantly reduce our revenue, earnings and operating cash flow in future quarters. Since continued growth through strategic acquisitions would normally require additional draws from our sources of financing, the Company’s search for new, potential acquisitions has been temporarily paused. Furthermore, the Company has temporarily suspended its stock repurchase program.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Company is not required to provide information for Item 3.

Item 4. Controls and Procedures

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of September 30, 2020, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Material Weakness

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

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a misstatement to the condensed consolidated financial statements. However, this material weakness could result in misstatements that would result in a material misstatement of the condensed consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

We have evaluated the material weakness and begun developing and implementing a plan of remediation to strengthen our internal controls related to the control procedures applied to the goodwill and intangible asset impairment testing process.

Management is in the process of developing a detailed plan for remediation of the material weakness. We have begun conducting an in depth review of our controls over the goodwill and intangibles cycle to enhance our procedures and resources related to the identification and evaluation of triggering events that can impact our impairment assessments, particularly during the periods the Company is impacted by the COVID-19 environment. We are working toward enhancing the level of precision at which our internal controls over financial reporting relating to goodwill and intangible asset impairment assessments are performed, specifically in consideration of the factors analyzed in evaluating triggering events and performing management’s qualitative impairment assessment. We are also in the process of improving our documentation to strengthen the support for the judgments applied to the impairment analyses. If deemed necessary, we will provide additional training to staff involved in the control procedures over the goodwill and intangibles cycle and/or obtain assistance from third parties.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2020, there was no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of September 30, 2020.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2020.

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

RADIANT LOGISTICS, INC.

Date: November 9, 2020	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)