Form 10-Q
period 2020-12-31
RADIANT LOGISTICS, INC
filed 2021-02-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

or

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

There were 49,967,539 shares outstanding of the registrant’s common stock as of February 1, 2021.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,269	$34,841
Accounts receivable, net of allowance of $1,668 and $1,990, respectively	97,893	71,838
Contract assets	21,651	16,312
Income tax receivable	—	780
Prepaid expenses and other current assets	19,974	16,817
Total current assets	146,787	140,588

Property, technology, and equipment, net	20,760	18,712

Goodwill	72,006	72,199
Intangible assets, net	46,048	51,192
Operating lease right-of-use assets	10,132	12,580
Deposits and other assets	4,475	4,769
Total other long-term assets	132,661	140,740
Total assets	$300,208	$300,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,620	$65,003
Operating partner commissions payable	13,519	9,131
Accrued expenses	6,618	6,538
Income tax payable	384	—
Current portion of notes payable	4,188	3,800
Current portion of operating lease liability	5,141	6,121
Current portion of finance lease liability	719	688
Current portion of contingent consideration	3,062	2,127
Other current liabilities	343	308
Total current liabilities	110,594	93,716

Notes payable, net of current portion	26,822	48,091
Operating lease liability, net of current portion	5,555	7,192
Finance lease liability, net of current portion	2,143	2,476
Contingent consideration, net of current portion	2,701	2,813
Deferred income taxes	7,058	7,484
Other long-term liabilities	99	93
Total long-term liabilities	44,378	68,149
Total liabilities	154,972	161,865

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,599,912 and 50,188,486 shares issued, and 49,967,065 and 49,555,639 shares outstanding, respectively	32	32
Additional paid-in capital	103,422	102,214
Treasury stock, at cost, 632,847 shares	(2,749)	(2,749)
Retained earnings	44,324	37,424
Accumulated other comprehensive income	51	445
Total Radiant Logistics, Inc. stockholders’ equity	145,080	137,366
Non-controlling interest	156	809
Total equity	145,236	138,175
Total liabilities and equity	$300,208	$300,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues	$218,805	$201,927	$394,682	$402,470

Operating expenses:
Cost of transportation and other services	163,504	145,969	293,416	290,979
Operating partner commissions	24,036	25,370	42,625	49,548
Personnel costs	13,735	15,227	26,512	30,074
Selling, general and administrative expenses	5,568	6,680	11,224	14,343
Depreciation and amortization	4,085	4,095	8,243	8,132
Transition, lease termination, and other costs	—	337	—	328
Change in fair value of contingent consideration	1,850	33	1,850	48
Total operating expenses	212,778	197,711	383,870	393,452

Income from operations	6,027	4,216	10,812	9,018

Other income (expense):
Interest income	3	18	12	33
Interest expense	(728)	(612)	(1,308)	(1,319)
Foreign currency transaction loss	(193)	(25)	(172)	(48)
Change in fair value of interest rate swap contracts	(110)	—	(130)	—
Other	291	44	382	75
Total other expense	(737)	(575)	(1,216)	(1,259)

Income before income taxes	5,290	3,641	9,596	7,759

Income tax expense	(1,402)	(961)	(2,479)	(1,748)

Net income	3,888	2,680	7,117	6,011
Less: net income attributable to non-controlling interest	(76)	(93)	(217)	(189)

Net income attributable to Radiant Logistics, Inc.	$3,812	$2,587	$6,900	$5,822

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,602	(148)	(394)	(34)
Comprehensive income	$5,490	$2,532	$6,723	$5,977

Income per share:
Basic	$0.08	$0.05	$0.14	$0.12
Diluted	$0.07	$0.05	$0.14	$0.11

Weighted average common shares outstanding:
Basic	49,815,191	49,760,844	49,696,891	49,711,692
Diluted	51,115,524	51,395,063	51,020,456	51,411,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Six Months Ended December 31, 2020

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2020	49,555,639	$32	$102,214	$(2,749)	$37,424	$445	$137,366	$809	$138,175
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	112,864	—	(301)	—	—	—	(301)	—	(301)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	6,131	—	3	—	—	—	3	—	3
Distribution to non-controlling interest	—	—	—	—	—	—	—	(720)	(720)
Share-based compensation	—	—	144	—	—	—	144	—	144
Net income	—	—	—	—	3,088	—	3,088	141	3,229
Other comprehensive loss	—	—	—	—	—	(1,996)	(1,996)	—	(1,996)
Balance as of September 30, 2020	49,674,634	$32	$102,060	$(2,749)	$40,512	$(1,551)	$138,304	$230	$138,534

Repurchase of common stock	—	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	42,182	—	(33)	—	—	—	(33)	—	(33)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	250,249	—	1,068	—	—	—	1,068	—	1,068
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	327	—	—	—	327	—	327
Net income	—	—	—	—	3,812	—	3,812	76	3,888
Other comprehensive income	—	—	—	—	—	1,602	1,602	—	1,602
Balance as of December 31, 2020	49,967,065	$32	$103,422	$(2,749)	$44,324	$51	$145,080	$156	$145,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Six Months Ended December 31, 2019

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2019	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	138,147	—	(314)	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	82,627	—	(146)	—	—	—	(146)	—	(146)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(180)	(180)
Share-based compensation	—	—	430	—	—	—	430	—	430
Net income	—	—	—	—	3,235	—	3,235	96	3,331
Other comprehensive income	—	—	—	—	—	114	114	—	114
Balance as of September 30, 2019	49,807,238	$31	$100,156	$(253)	$30,118	$301	$130,353	$162	$130,515

Repurchase of common stock	(189,558)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	34,434	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	10,000	—	39	—	—	—	39	—	39
Distribution to non-controlling interest	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	467	—	—	—	467	—	467
Net income	—	—	—	—	2,587	—	2,587	93	2,680
Other comprehensive loss	—	—	—	—	—	(148)	(148)	—	(148)
Balance as of December 31, 2019	49,662,114	$31	$100,662	$(1,253)	$32,705	$153	$132,298	$165	$132,463

The accompanying notes are an integral part of these condensed consolidated financial statemen

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$7,117	$6,011
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	471	897
Amortization of intangible assets	5,075	5,229
Depreciation and amortization of property, technology, and equipment	3,168	2,903
Deferred income tax benefit	(426)	(717)
Amortization of debt issuance costs	264	108
Change in fair value of contingent consideration	1,850	48
Other	(318)	(12)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(24,804)	(1,844)
Contract assets	(5,312)	(2,532)
Income tax receivable/payable	1,204	(1,196)
Prepaid expenses, deposits, and other assets	400	1,931
Accounts payable	12,355	(1,913)
Operating partner commissions payable	4,387	1,027
Accrued and other liabilities	(3,518)	(3,476)
Payment of contingent consideration	—	(160)
Net cash provided by operating activities	1,913	6,304

INVESTING ACTIVITIES:
Purchases of property, technology, and equipment	(4,846)	(2,779)
Proceeds from sale of property, technology, and equipment	13	72
Net cash used for investing activities	(4,833)	(2,707)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	387,507
Repayment of revolving credit facility	(20,000)	(384,050)
Repayments of notes payable and finance lease liability	(2,261)	(2,447)
Repurchases of common stock	—	(1,000)
Payments of contingent consideration	(1,027)	(47)
Distribution to non-controlling interest	(870)	(270)
Proceeds from exercise of stock options	1,159	39
Payments of employee tax withholdings related to vesting of restricted stock awards	(334)	(314)
Payments of employee tax withholdings related to cashless exercise of stock options	(88)	(146)
Net cash used for financing activities	(23,421)	(728)

Effect of exchange rate changes on cash and cash equivalents	(1,231)	262

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,572)	3,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,841	5,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,269	$8,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,743	$3,658
Interest paid	$947	$1,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”) operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily to customers based in the United States and Canada. The Company services a large and diversified account base, which it supports from an extensive multi-brand network of over 100 operating locations (including 20 Company-owned offices) across North America as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines, and ocean lines.

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

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty, and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees, and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations during the six months of our fiscal year 2021. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business. Our results for the second quarter of fiscal 2021 showed encouraging recovery as we navigate through this unique environment as we saw revenue increase from the second quarter of fiscal 2020. However, given the current environment due to COVID-19, there remains uncertainty that this recovery will be sustained. We continue to work hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response to these impacts. However, the relative effectiveness will depend on the severity and duration of the pandemic.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of December 31, 2020, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

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

Property, technology, and equipment is stated at cost, less accumulated depreciation, and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income or expense. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

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

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the six months ended December 31, 2020 and 2019.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$188,763	$23,454	$(100)	$212,117
Value-added services (1)	1,738	4,950	—	6,688
Total	$190,501	$28,404	$(100)	$218,805

Timing of Revenue Recognition:
Services transferred over time	$189,966	$28,404	$(100)	$218,270
Services transferred at a point in time	535	—	—	535
Total	$190,501	$28,404	$(100)	$218,805

	Six Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$341,224	$40,977	$(244)	$381,957
Value-added services (1)	4,042	8,683	—	12,725
Total	$345,266	$49,660	$(244)	$394,682

Timing of Revenue Recognition:
Services transferred over time	$344,260	$49,660	$(244)	$393,676
Services transferred at a point in time	1,006	—	—	1,006
Total	$345,266	$49,660	$(244)	$394,682

	Three Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$172,163	$21,687	$(213)	$193,637
Value-added services (1)	3,931	4,359	—	8,290
Total	$176,094	$26,046	$(213)	$201,927

Timing of Revenue Recognition:
Services transferred over time	$175,134	$26,046	$(213)	$200,967
Services transferred at a point in time	960	—	—	960
Total	$176,094	$26,046	$(213)	$201,927

	Six Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$343,626	$42,185	$(385)	$385,426
Value-added services (1)	8,352	8,692	—	17,044
Total	$351,978	$50,877	$(385)	$402,470

Timing of Revenue Recognition:
Services transferred over time	$350,227	$50,877	$(385)	$400,719
Services transferred at a point in time	1,751	—	—	1,751
Total	$351,978	$50,877	$(385)	$402,470

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

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $268 and $575 for the three and six months ended December 31, 2020, respectively and $280 and $612 for the three and six months ended December 31, 2019, respectively.

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

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers, and employees. The Company accounts for share-based compensation as equity awards such that compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the condensed consolidated statements of comprehensive income as part of personnel costs.

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

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2020 and 2019 are immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three and six months ended December 31, 2020 and 2019 are immaterial.
p)	Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of December 31, 2020, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense).

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2020	2019	2020	2019
Numerator:
Net income attributable to Radiant Logistics, Inc.	$3,812	$2,587	$6,900	$5,822

Denominator:
Weighted average common shares outstanding, basic	49,815,191	49,760,844	49,696,891	49,711,692
Dilutive effect of share-based awards	1,300,333	1,634,219	1,323,565	1,699,846

Weighted average common shares outstanding, diluted	51,115,524	51,395,063	51,020,456	51,411,538

Potentially dilutive common shares excluded	133,367	310,245	212,865	321,730

NOTE 5 – LEASES

The Company has operating and finance leases for office space, warehouse space, trailers, and other equipment. Lease terms expire at various dates through November 2027 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-or-use assets or lease liabilities as it is not reasonably certain to exercise these options.

In October 2020, the Company signed a new lease for 20,025 square feet of office space in Renton, Washington commencing May 2021. The lease has an eleven-year term and will replace office space currently leased in Bellevue, Washington when the term of that lease ends in May 2021. This new lease commitment will have a rental cost of approximately $38 per month.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Operating:
Operating lease cost	$1,743	$1,881	$3,516	$3,690

Financing:
Reduction of right-of-use assets	151	158	304	313
Interest on lease liabilities	35	44	72	90

Total finance lease cost	$186	$202	$376	$403

Supplemental cash flow information related to leases was as follows:

(In thousands)	Six Months Ended 2020	Six Months Ended 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$3,730	$3,744
Operating cash flows arising from finance leases	73	90
Financing cash flows arising from finance leases	351	339

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$569	$855
Finance leases	—	40

Supplemental balance sheet information related to leases was as follows:

	December 31,	June 30,
(In thousands)	2020	2020
Operating lease:
Operating lease right-of-use assets	$10,132	$12,580

Current portion of operating lease liability	5,141	6,121
Operating lease liability, net of current portion	5,555	7,192

Total operating lease liabilities	$10,696	$13,313

Finance lease:
Property, technology, and equipment, net	$2,948	$3,254

Current portion of finance lease liability	719	688
Finance lease liability, net of current portion	2,143	2,476

Total finance lease liabilities	$2,862	$3,164

Weighted average remaining lease term:
Operating leases	2.8 years	2.9 years
Finance leases	4.8 years	5.0 years

Weighted average discount rate:
Operating leases	3.25%	3.22%
Finance leases	4.61%	4.52%

As of December 31, 2020, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2021 (remaining)	$2,923	$419
2022	4,564	827
2023	1,577	637
2024	827	563
2025	758	534
Thereafter	561	176

Total lease payments	11,210	3,156

Less imputed interest	(514)	(294)

Total lease liability	$10,696	$2,862

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		December 31,	June 30,
(In thousands)	Useful Life	2020	2020
Computer software	3 - 5 years	$23,036	$21,884
Trailers and related equipment	3 - 15 years	6,841	6,733
Office and warehouse equipment	3 - 15 years	7,167	3,980
Leasehold improvements	(1)	4,037	3,799
Computer equipment	3 - 5 years	3,532	3,054
Furniture and fixtures	3 - 15 years	1,152	1,017

		45,765	40,467
Less: accumulated depreciation and amortization		(25,005)	(21,755)

		$20,760	$18,712

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,548 and $3,168 for the three and six months ended December 31, 2020, respectively and $1,498 and $2,903 for the three and six months ended December 31, 2019, respectively. Computer software includes approximately $508 and $174 of software in development as of December 31, 2020 and June 30, 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2020:

(In thousands)	Total
Balance as of June 30, 2020	$72,199
Foreign currency translation loss	(193)

Balance as of December 31, 2020	$72,006

We considered the uncertainties from COVID-19 as part of our determination as to whether any triggering events occurred during the quarter ended December 31, 2020, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of December 31, 2020.

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

Intangible Assets

Intangible assets consisted of the following as of December 31, 2020 and June 30, 2020, respectively:

	December 31, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.6 years	$101,969	$(65,581)	$36,388
Trade names and trademarks	9.1 years	14,948	(5,767)	9,181
Covenants not to compete	3.9 years	1,433	(954)	479

		$118,350	$(72,302)	$46,048

	June 30, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.1 years	$102,153	$(61,227)	$40,926
Trade names and trademarks	9.6 years	14,977	(5,268)	9,709
Covenants not to compete	4.3 years	1,433	(876)	557

		$118,563	$(67,371)	$51,192

Amortization expense amounted to $2,537 and $5,075 for the three and six months ended December 31, 2020, respectively and $2,597 and $5,229 for the three and six months ended December 31, 2019, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021 (remaining)	$5,045
2022	9,555
2023	9,077
2024	8,701
2025	6,710

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,	June 30,
(In thousands)	2020	2020
Revolving Credit Facility	$10,000	$30,000
Senior Secured Loans	15,387	16,302
Other debt	5,925	5,925
Unamortized debt issuance costs	(302)	(336)

Total notes payable	31,010	51,891
Less: current portion	(4,188)	(3,800)

Total notes payable, net of current portion	$26,822	$48,091

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021 (remaining)	$2,059
2022	10,254
2023	4,625
2024	4,374
2025	10,000

$31,312

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of December 31, 2020, this interest rate used was 2.14%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of December 31, 2020, the borrowings outstanding on the Revolving Credit Facility was $10,000 and the Company was in compliance with all of its covenants.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of December 31, 2020, the Company was in compliance with all of its covenants.

Paycheck Protection Program Loans

On May 4, 2020, the Company received loan proceeds of $5,925 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. On April 28, 2020, the Secretary of the US Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2,000 before forgiving the loan. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loans were satisfied, if it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loans, it may be required to repay the PPP Loans in its entirety and/or be subject to additional penalties. The Company is in the process of seeking forgiveness for the PPP Loans.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of December 31, 2020, the derivative instrument had a total notional amount of $30,000 and a fair value of $470 recognized in deposits and other assets in the condensed consolidated balance sheets. As of June 30, 2020, the derivative instrument had a total notional amount of $30,000 and a fair value of $600. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense).

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

RLP recorded $126 and $362 in profits, of which RCP’s distributable share was $76 and $217 for the three and six months ended December 31, 2020, respectively. RLP recorded $154 and $315 in profits, of which RCP’s distributable share was $93 and $189 for the three and six months ended December 31, 2019, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing, and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of December 31, 2020
	Level 3	Total
Contingent consideration	$(5,763)	$(5,763)
Interest rate swap contracts (derivatives)	470	470

	Fair Value Measurements as of June 30, 2020
	Level 3	Total
Contingent consideration	$(4,940)	$(4,940)
Interest rate swap contracts (derivatives)	$600	$600

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2019	$(375)	$—
Increase related to accounting for acquisitions	(3,140)	—
Contingent consideration paid	327	—
Change in fair value	(1,752)	600

Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	1,027	—
Change in fair value	(1,850)	(130)

Balance as of December 31, 2020	$(5,763)	$470

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $9,473 through earn-out periods measured through January 2023, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Contingent consideration	$(5,763)	Discounted cash flows	Actual and projected EBITDA over three-year earnout period	> $9,000
			Risk adjusted discount rate	11.5%

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

NOTE 13 – INCOME TAXES

For the three and six months ended December 31, 2020 and 2019, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Current income tax expense	$1,743	$1,448	$2,905	$2,465
Deferred income tax benefit	(341)	(487)	(426)	(717)

Income tax expense	$1,402	$961	$2,479	$1,748

The Company’s effective tax rates prior to discrete items for the three and six months ended December 31, 2020 and 2019 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The effective tax rate was 26.5% and 25.8% for the three and six months ended December 31, 2020, respectively. The three and six months’ effective tax rates were higher than the U.S. federal statutory rate due to earnings in foreign operations, state taxes, and share-based compensation expenses, which are discretely recognized in the quarter and is not a component of the Company’s annualized forecasted effective tax rate for fiscal year 2021. The Company does not have any uncertain tax positions.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local, and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. The tax years which remain subject to examination by U.S. authorities are the years ended June 30, 2018 through June 30, 2020. Tax years which remain subject to examination by state authorities are the years ended June 30, 2016 through June 30, 2020. Tax years which remain subject to examination by non-U.S. authorities are the periods ended June 30, 2016 through June 30, 2020. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

The Company is no longer under examination by the US Internal Revenue Service for the fiscal year 2018. During the quarter ended December 31, 2020, the Company was formally notified that the audit had been closed with the Internal Revenue Service and that no adjustments were assessed.

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

Restricted Stock Awards

Related to restricted stock awards, the Company recognized share-based compensation expense related to restricted stock awards of $311 and $467 for the three and six months ended December 31, 2020, respectively and $314 and $571 for the three and six months ended December 31, 2019, respectively. As of December 31, 2020, there was $2,213 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.14 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2020	755,872	$5.07
Vested	(213,326)	4.94
Granted	243,009	5.06
Forfeited	(71,224)	5.10

Unvested balance as of December 31, 2020	714,331	$5.10

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $16 and $4 for the three and six months ended December 31, 2020, respectively and $153 and $326 for the three and six months ended December 31, 2019, respectively. The aggregate intrinsic value of options exercised was $389 and $415 for the three and six months ended December 31, 2020, respectively and $17 and $587 for the three and six months ended December 31, 2019, respectively. As of December 31, 2020, there was $37 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 0.99 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2020	1,995,368	$3.46	3.75	$1,653
Exercised	(317,478)	4.45	—	415
Forfeited	(50,000)	3.37	—	—

Outstanding as of December 31, 2020	1,627,890	$3.27	3.20	$4,144

Exercisable as of December 31, 2020	1,597,890	$3.25	3.15	$4,092

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of December 31, 2020.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2021 (remaining)	2022	2023	2024	Total
Earn-out payments:
Cash	$100	$2,962	$1,764	$937	$5,763

Total estimated earn-out payments	$100	$2,962	$1,764	$937	$5,763

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

As of and for Three Months Ended December 31, 2020			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$190,501	$28,404	$(100)	$218,805
Income (loss) from operations	8,876	3,296	(6,145)	6,027
Other income (expense)	277	(179)	(835)	(737)
Income (loss) before income taxes	9,153	3,117	(6,980)	5,290
Depreciation and amortization	987	559	2,539	4,085
Property, technology, and equipment, net	11,436	9,324	—	20,760
Goodwill	50,801	21,205	—	72,006

As of and for Three Months Ended December 31, 2019
(In thousands)
Revenues	$176,094	$26,046	$(213)	$201,927
Income (loss) from operations	6,045	2,643	(4,472)	4,216
Other income (expense)	75	(56)	(594)	(575)
Income (loss) before income taxes	6,120	2,587	(5,066)	3,641
Depreciation and amortization	1,020	474	2,601	4,095
Property, technology, and equipment, net	13,999	6,008	—	20,007
Goodwill	43,991	21,398	—	65,389

As of and for Six Months Ended December 31, 2020			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$345,266	$49,660	$(244)	$394,682
Income (loss) from operations	15,494	5,527	(10,209)	10,812
Other income (expense)	492	(282)	(1,426)	(1,216)
Income (loss) before income taxes	15,986	5,245	(11,635)	9,596
Depreciation and amortization	2,076	1,087	5,080	8,243
Property, technology, and equipment, net	11,436	9,324	—	20,760
Goodwill	50,801	21,205	—	72,006

As of and for Six Months Ended December 31, 2019
(In thousands)
Revenues	$351,978	$50,877	$(385)	$402,470
Income (loss) from operations	13,759	4,581	(9,322)	9,018
Other income (expense)	71	(44)	(1,286)	(1,259)
Income (loss) before income taxes	13,830	4,537	(10,608)	7,759
Depreciation and amortization	2,009	889	5,234	8,132
Property, technology, and equipment, net	13,999	6,008	—	20,007
Goodwill	43,991	21,398	—	65,389

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends, and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain of our larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2020. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 locations operated exclusively on our behalf by independent agents, who we also refer to as our “strategic operating partners”, as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines, and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type, and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL, and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including materials management and distribution (“MM&D”) services and customs house brokerage (“CHB”) services to complement our core transportation service offering.

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

COVID-19

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The pandemic has created significant volatility, uncertainty, and economic disruption. We are closely monitoring the impact of the pandemic on all aspects of our business, our customers, employees, and business partners. The overall demand for transportation services have been significantly impacted. COVID-19 has adversely affected most of our operations, financial condition, and results of operations in fiscal year 2020 and the first six months of our fiscal year 2021. Beginning in April of 2020, we have experienced decreased customer demands in many parts of our business while seeing improvements in the demand in certain segments of business. Our results for the second quarter of fiscal 2021 showed encouraging recovery as we navigate through this unique environment as we saw revenue increase from the second quarter of fiscal 2020. However, given the current environment due to COVID-19, there remains uncertainty that this recovery will be sustained.

We continue to work hard to mitigate the negative financial impacts of COVID-19 with a number of initiatives in response to these impacts. However, the relative effectiveness will depend on the severity and duration of the pandemic. We face significant risks related to the spread of COVID-19 and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. We are facing increased operational challenges from the need to protect employee health and safety. We expect to continue to incur additional costs as we continue to implement operational changes in response to the pandemic. We face significant risks related to the global economic downturn caused by the pandemic. These risks include materially reduced demand for our services and challenges to the ongoing viability of some of our customers. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean, and rail services. Our net transportation revenue (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. In addition, management believes measuring its operating costs as a function of net transportation revenue provides a useful metric, as our ability to control costs as a function of net transportation revenue directly impacts operating earnings.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest, and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, share-based compensation expense, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements.

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

Results of Operations

Three months ended December 31, 2020 and 2019 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$188,763	$23,454	$(100)	$212,117	$172,163	$21,687	$(213)	$193,637
Value-added services	1,738	4,950	—	6,688	3,931	4,359	—	8,290
	190,501	28,404	(100)	218,805	176,094	26,046	(213)	201,927
Cost of transportation and other services
Transportation	142,229	19,231	(100)	161,360	125,124	17,715	(213)	142,626
Value-added services	1,315	829	—	2,144	2,583	760	—	3,343
	143,544	20,060	(100)	163,504	127,707	18,475	(213)	145,969
Net revenues (1)
Transportation	46,534	4,223	—	50,757	47,039	3,972	—	51,011
Value-added services	423	4,121	—	4,544	1,348	3,599	—	4,947
	$46,957	$8,344	$—	$55,301	$48,387	$7,571	$—	$55,958
Net margin
Transportation	24.7%	18.0%	N/A	23.9%	27.3%	18.3%	N/A	26.3%
Value-added services	24.3%	83.3%	N/A	67.9%	34.3%	82.6%	N/A	59.7%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $212.1 million and $193.6 million for the three months ended December 31, 2020 and 2019, respectively. The increase of $18.5 million, is primarily attributable to increased volume with certain customers over the previous quarter. Net transportation revenue was $50.8 million and $51.0 million for the three months ended December 31, 2020 and 2019, respectively. Net transportation margins decreased from 26.3% to 23.9%, primarily due to shifts in product mix towards certain lower margin business.

Value-added services revenue was $6.7 million and $8.3 million, for the three months ended December 31, 2020 and 2019, respectively. The decrease of $1.6 million, is primarily attributable to slowdown in our contract logistics and custom brokerage services offerings. Net value-added services revenue was $4.5 million for the three months ended December 31, 2020, compared to $4.9 million for the comparable prior year period. Net value-added services revenue margins increased from 59.7% to 67.9%, primarily due to lower warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the three months ended December 31, 2020 and 2019 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended December 31,
Reconciliation of net revenues to GAAP gross profit	2020	2019
Revenues	$218,805	$201,927
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(163,504)	(145,969)
Depreciation and amortization	(2,946)	(3,040)
GAAP gross profit	$52,355	$52,918
Depreciation and amortization	2,946	3,040
Net revenues	$55,301	$55,958

GAAP gross margin (GAAP gross profit as a percentage of revenues)	23.9%	26.2%
Net margin (net revenues as a percentage of revenues)	25.3%	27.7%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$46,957	$8,344	$—	$55,301	$48,387	$7,571	$—	$55,958

Operating expenses:
Operating partner commissions	24,036	—	—	24,036	25,370	—	—	25,370
Personnel costs	9,297	3,199	1,239	13,735	10,966	3,370	891	15,227
Selling, general and administrative expenses	3,761	1,290	517	5,568	4,649	1,084	947	6,680
Depreciation and amortization	987	559	2,539	4,085	1,020	474	2,601	4,095
Transition, lease termination, and other costs	—	—	—	—	337	—	—	337
Change in fair value of contingent consideration	—	—	1,850	1,850	—	—	33	33

Total operating expenses	38,081	5,048	6,145	49,274	42,342	4,928	4,472	51,742

Income (loss) from operations	8,876	3,296	(6,145)	6,027	6,045	2,643	(4,472)	4,216
Other income (expense)	277	(179)	(835)	(737)	75	(56)	(594)	(575)

Income (loss) before income taxes	9,153	3,117	(6,980)	5,290	6,120	2,587	(5,066)	3,641
Income tax benefit (expense)	—	—	(1,402)	(1,402)	—	—	(961)	(961)

Net income (loss)	9,153	3,117	(8,382)	3,888	6,120	2,587	(6,027)	2,680
Less: net income attributable to non-controlling interest	(76)	—	—	(76)	(93)	—	—	(93)

Net income (loss) attributable to Radiant Logistics, Inc.	$9,077	$3,117	$(8,382)	$3,812	$6,027	$2,587	$(6,027)	$2,587

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.2%	0.0%	N/A	43.5%	52.4%	0.0%	N/A	45.3%
Personnel costs	19.8%	38.3%	N/A	24.8%	22.7%	44.5%	N/A	27.2%
Selling, general and administrative expenses	8.0%	15.5%	N/A	10.1%	9.6%	14.3%	N/A	11.9%
Depreciation and amortization	2.1%	6.7%	N/A	7.4%	2.1%	6.3%	N/A	7.3%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $1.4 million, or 5.3%, to $24.0 million for the three months ended December 31, 2020. The decrease is primarily due to decreased net revenues from operating partners, including the conversion of two agent stations to Radiant owned stores in February 2020. As a percentage of net revenues, operating partner commissions decreased 187 basis points to 43.5% from 45.3% for the three months ended December 31, 2020 and 2019, respectively, as a result of a higher percentage of net revenues coming from company owned stores.

Personnel costs decreased $1.5 million, or 9.8%, to $13.7 million for the three months ended December 31, 2020. The decrease is primarily due to temporary workforce reductions and temporary compensation reductions as a result of managements response to COVID-19. As a percentage of net revenues, personnel costs decreased 237 basis points to 24.8% from 27.2% for the three months ended December 31, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $1.1 million, or 16.6%, to $5.6 million for the three months ended December 31, 2020. The decrease is primarily attributable to decreased spending for bad debt and claims, and travel for the quarter. As a percentage of net revenues, SG&A decreased 187 basis points to 10.1% from 11.9% for the three months ended December 31, 2020 and 2019, respectively.

Depreciation and amortization costs were $4.1 million for both the three months ended December 31, 2020 and 2019.

Change in fair value of contingent consideration caused a loss of $1.9 million for the three months ended December 31, 2020, compared to a loss of $0.03 million for the three months ended December 31, 2019. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses were $0.7 million and $0.6 million for the three months ended December 31, 2020 and 2019, respectively.

Our increase in net income is driven principally by decreased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2020 and 2019 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$9,077	$3,117	$(8,382)	$3,812	$6,027	$2,587	$(6,027)	$2,587
Income tax expense	—	—	1,402	1,402	—	—	961	961
Depreciation and amortization	987	559	2,539	4,085	1,020	474	2,601	4,095
Net interest expense	—	—	725	725	—	—	594	594

EBITDA	10,064	3,676	(3,716)	10,024	7,047	3,061	(1,871)	8,237

Share-based compensation	129	65	133	327	267	50	150	467
Change in fair value of contingent consideration	—	—	1,850	1,850	—	—	33	33
Acquisition related costs	—	—	1	1	—	—	27	27
Litigation costs	—	—	26	26	—	—	248	248
Transition, lease termination, and other costs	—	—	—	—	337	—	—	337
Change in fair value of interest rate swap contracts	—	—	110	110	—	—	—	—
Foreign exchange loss (gain)	14	179	—	193	(31)	56	—	25

Adjusted EBITDA	$10,207	$3,920	$(1,596)	$12,531	$7,620	$3,167	$(1,413)	$9,374
Adjusted EBITDA as a % of net revenues (1)	21.7%	47.0%	N/A	22.7%	15.7%	41.8%	N/A	16.8%

(1)Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $3.1 million, or 33.7% to $12.5 million for the quarter ended December 31, 2020.

Six months ended December 31, 2020 and 2019 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31, 2020				Six Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$341,224	$40,977	$(244)	$381,957	$343,626	$42,185	$(385)	$385,426
Value-added services	4,042	8,683	—	12,725	8,352	8,692	—	17,044
	345,266	49,660	(244)	394,682	351,978	50,877	(385)	402,470
Cost of transportation and other services
Transportation	256,254	33,095	(244)	289,105	249,855	34,276	(385)	283,746
Value-added services	3,091	1,220	—	4,311	5,502	1,731	—	7,233
	259,345	34,315	(244)	293,416	255,357	36,007	(385)	290,979
Net revenues (1)
Transportation	84,970	7,882	—	92,852	93,771	7,909	—	101,680
Value-added services	951	7,463	—	8,414	2,850	6,961	—	9,811
	$85,921	$15,345	$—	$101,266	$96,621	$14,870	$—	$111,491
Net margin
Transportation	24.9%	19.2%	N/A	24.3%	27.3%	18.7%	N/A	26.4%
Value-added services	23.5%	85.9%	N/A	66.1%	34.1%	80.1%	N/A	57.6%

(1)Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $382.0 million and $385.4 million for the six months ended December 31, 2020 and 2019, respectively. The decrease of $3.4 million, or 0.9%, is primarily attributable to general market softness exacerbated by the impact of the COVID-19 pandemic during the first quarter offset by returning volumes during the second quarter. Net transportation revenue was $92.9 million and $101.7 million for the six months ended December 31, 2020 and 2019, respectively. Net transportation revenue margins decreased from 26.4% to 24.3%, primarily due to shifts in product mix towards certain lower margin business.

Value added services revenue was $12.7 million and $17.0 million for the six months ended December 31, 2020 and 2019, respectively. The decrease of $4.3 million, or 25.3%, is primarily attributable to a slowdown in our contract logistics and custom brokerage services offerings, exacerbated by COVID-19. Net value added services revenue was $8.4 million for the six months ended December 31, 2020, compared to $9.8 million for the comparable prior year period. Net value added services revenue margins increased from 57.6% to 66.1%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the six months ended December 31, 2020 and 2019 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Six Months Ended December 31,
Reconciliation of net revenues to GAAP gross profit	2020	2019
Revenues	$394,682	$402,470
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(293,416)	(290,979)
Depreciation and amortization	(5,889)	(6,142)
GAAP gross profit	$95,377	$105,349
Depreciation and amortization	5,889	6,142
Net revenues	$101,266	$111,491

GAAP gross margin (GAAP gross profit as a percentage of revenues)	24.2%	26.2%
Net margin (net revenues as a percentage of revenues)	25.7%	27.7%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31, 2020				Six Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$85,921	$15,345	$—	$101,266	$96,621	$14,870	$—	$111,491

Operating expenses:
Operating partner commissions	42,625	—	—	42,625	49,548	—	—	49,548
Personnel costs	18,225	6,372	1,915	26,512	21,400	6,858	1,816	30,074
Selling, general and administrative expenses	7,501	2,359	1,364	11,224	9,577	2,542	2,224	14,343
Depreciation and amortization	2,076	1,087	5,080	8,243	2,009	889	5,234	8,132
Transition, lease termination, and other costs	—	—	—	—	328	—	—	328
Change in fair value of contingent consideration	—	—	1,850	1,850	—	—	48	48

Total operating expenses	70,427	9,818	10,209	90,454	82,862	10,289	9,322	102,473

Income (loss) from operations	15,494	5,527	(10,209)	10,812	13,759	4,581	(9,322)	9,018
Other income (expense)	492	(282)	(1,426)	(1,216)	71	(44)	(1,286)	(1,259)

Income (loss) before income taxes	15,986	5,245	(11,635)	9,596	13,830	4,537	(10,608)	7,759
Income tax expense	—	—	(2,479)	(2,479)	—	—	(1,748)	(1,748)

Net income (loss)	15,986	5,245	(14,114)	7,117	13,830	4,537	(12,356)	6,011
Less: net income attributable to non- controlling interest	(217)	—	—	(217)	(189)	—	—	(189)

Net income (loss) attributable to Radiant Logistics, Inc.	$15,769	$5,245	$(14,114)	$6,900	$13,641	$4,537	$(12,356)	$5,822

	Six Months Ended December 31, 2020				Six Months Ended December 31, 2019
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	49.6%	0.0%	N/A	42.1%	51.3%	0.0%	N/A	44.4%
Personnel costs	21.2%	41.5%	N/A	26.2%	22.1%	46.1%	N/A	27.0%
Selling, general and administrative expenses	8.7%	15.4%	N/A	11.1%	9.9%	17.1%	N/A	12.9%
Depreciation and amortization	2.4%	7.1%	N/A	8.1%	2.1%	6.0%	N/A	7.3%

(1)Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $6.9 million, or 14.0%, to $42.6 million for the six months ended December 31, 2020. The decrease is primarily due to decreased net revenues from operating partners, including the conversion of two agent stations to Radiant owned stores in February 2020. As a percentage of net revenues, operating partner commissions decreased 235 basis points to 42.1% from 44.4% for the six months ended December 31, 2020 and 2019, respectively.

Personnel costs decreased $3.6 million, or 11.8%, to $26.5 million for the six months ended December 31, 2020. The decrease is primarily due to increased cost controls resulting in reduced headcount, hours, and compensation as a result of the COVID-19 pandemic. As a percentage of net revenues, personnel costs decreased 79 basis points to 26.2% from 27.0% for the six months ended December 31, 2020 and 2019, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $3.1 million, or 21.7%, to $11.2 million for the six months ended December 31, 2020. The decrease is primarily attributable to decreased bad debt expense, travel and professional services for the period. As a percentage of net revenues, SG&A decreased 178 basis points to 11.1% from 12.9% for the six months ended December 31, 2020 and 2019, respectively.

Depreciation and amortization costs increased $0.1 million, or 1.4%, to $8.2 million for the six months ended December 31, 2020. The increase is due to investments in technology infrastructure and increased amortizable intangible assets associated with recent acquisitions of two operating partner locations. As a percentage of net revenues, depreciation and amortization increased 85 basis points to 8.1% from 7.3% for the six months ended December 31, 2020 and 2019, respectively.

Change in fair value of contingent consideration caused a loss of $1.9 million for the six months ended December 31, 2020, compared to a loss of $0.05 million for the six months ended December 31, 2019. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other expenses were $1.2 million and $1.3 million for the six months ended December 31, 2020 and 2019, respectively.

Our increase in net income is driven principally by decreased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2020 and 2019 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Six Months Ended December 31, 2020				Six Months Ended December 31, 2019
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$15,769	$5,245	$(14,114)	$6,900	$13,641	$4,537	$(12,356)	$5,822
Income tax expense	—	—	2,479	2,479	—	—	1,748	1,748
Depreciation and amortization	2,076	1,087	5,080	8,243	2,009	889	5,234	8,132
Net interest expense	—	—	1,296	1,296	—	—	1,286	1,286

EBITDA	17,845	6,332	(5,259)	18,918	15,650	5,426	(4,088)	16,988

Share-based compensation	90	118	263	471	512	94	291	897
Change in fair value of contingent consideration	—	—	1,850	1,850	—	—	48	48
Acquisition related costs	—	—	35	35	—	—	312	312
Litigation costs	—	—	177	177	—	—	432	432
Transition, lease termination, and other costs	—	—	—	—	328	—	—	328
Change in fair value of interest rate swap contracts	—	—	130	130	—	—	—	—
Foreign currency transaction loss (gain)	(109)	281	—	172	5	43	—	48

Adjusted EBITDA	$17,826	$6,731	$(2,804)	$21,753	$16,495	$5,563	$(3,005)	$19,053
Adjusted EBITDA as a % of net revenues (1)	20.7%	43.9%	N/A	21.5%	17.1%	37.4%	N/A	17.1%

(1)Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $2.7 million, or 14.2% to $21.8 million for the six months ended December 31, 2020.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Adapting to COVID-19, we have curtailed mergers and acquisitions activities and suspended stock buy-back. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of December 31, 2020, we have $7.3 million in cash on hand to serve as adequate working capital.

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

Net cash provided by operating activities were $1.9 million for the six months ended December 31, 2020. Net cash provided by operating activities were $6.3 million for the six months ended December 31, 2019. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the six months ended December 31, 2020 decreased by $4.4 million, compared with the same period in fiscal year 2019, primarily due to the net change in operating assets and liabilities.

Net cash used for investing activities were $4.8 million and $2.7 million for the six months ended December 31, 2020 and 2019, respectively. The primary use of cash was for purchases of property, technology, and equipment. Cash paid for purchases of property, technology, and equipment were $4.8 million and $2.8 million for the six months ended December 31, 2020 and 2019, respectively.

Net cash used for financing activities was $23.4 million for the six months ended December 31, 2020. Net cash used by financing activities were $0.7 million for the six months ended December 31, 2019. Repayment of the Revolving Credit Facility were $20 million for the six months ended December 31, 2020. Proceeds from the Revolving Credit Facility were $387.5 million for the six months ended December 31, 2019, and Repayment of the Revolving Credit Facility were $384.1 million for the six months ended December 31, 2019. Repayments of notes payable and finance lease liability were $2.3 million and $2.4 million for the six months ended December 31, 2020 and 2019, respectively. Distributions to non-controlling interest were $0.9 million and $0.3 million for the six months ended December 31, 2020 and 2019, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for both the six months ended December 31, 2020 and 2019. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for both the six months ended December 31, 2020 and 2019.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On December 31, 2020, the borrowings outstanding on the Revolving Credit Facility was $10 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

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

Paycheck Protection Program Loans

On May 4, 2020, the Company received loan proceeds of $5.9 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. On April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2 million before forgiving the loan. The certification made by the Company did not contain any objective criteria and is subject to interpretation. Despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP Loans were satisfied, if it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP Loans, it may be required to repay the PPP Loans in its entirety and/or be subject to additional penalties. The Company is in the process of seeking forgiveness for the PPP Loans.

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

Working Capital

The ongoing impacts of COVID-19 have created significant uncertainties around the Company’s operations during the quarter ended December 31, 2020. If these conditions continue unabated for more than the short-term, as most industry sources are predicting, the impact of COVID-19 could potentially reduce our revenue, earnings, and operating cash flow in future quarters. Supported by the Company’s access to financing, we believe that our current working capital and anticipated cash flow from operations are adequate to funding existing operations for the next twelve months. Since continued growth through strategic acquisitions would normally require additional draws from our sources of financing, the Company’s search for new, potential acquisitions has been temporarily paused. Furthermore, the Company has temporarily suspended its stock repurchase program.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of December 31, 2020, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Remediation of Material Weakness

As of June 30, 2020, we concluded that a material weakness existed in our internal control over financial reporting related to the goodwill and intangible assets impairment review process. The Company identified an error in its evaluation of the annual goodwill impairment test performed as of April 1, 2020 and the interim goodwill and intangible assets impairment evaluation test performed as of June 30, 2020. Specifically, we did not design and maintain effective controls to review in sufficient detail the carrying values of the Company’s reporting units for both the annual and interim goodwill impairment tests. In addition, we did not design and maintain effective controls at the proper precision level to determine whether an impairment evaluation triggering event occurred as of June 30, 2020.

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

In response to the material weakness described above, we immediately added additional analysis and review in our goodwill and intangible assets impairment process which now includes: i). enhanced procedures and resources related to the identification and evaluation of all possible triggering events that can impact our impairment assessments, particularly during the periods the Company is impacted by the COVID-19 environment; ii). enhanced level of precision at which our internal controls over financial reporting relating to goodwill and intangible asset impairment assessments are performed, specifically in consideration of the factors analyzed in evaluating triggering events and performing management’s qualitative impairment assessment; iii). improved documentation to support the judgments applied to the impairment analyses; iv). additional training to staff involved in the control procedures over the goodwill and intangible assets cycle and assistance from third parties; and v). controls over the calculation of carrying values of reporting units and the review of this calculation.

Based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Aside from the remediation of material weakness discussed above, during the three months ended December 31, 2020, there was no other change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of December 31, 2020.

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

RADIANT LOGISTICS, INC.

Date: February 9, 2021	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2021	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)