Form 10-Q
period 2021-03-31
RADIANT LOGISTICS, INC
filed 2021-05-10
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

There were 50,119,474 shares outstanding of the registrant’s common stock as of May 3, 2021.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,215	$34,841
Accounts receivable, net of allowance of $1,561 and $1,990, respectively	110,991	71,838
Contract assets	26,038	16,312
Income tax receivable	—	780
Prepaid expenses and other current assets	19,720	16,817
Total current assets	160,964	140,588

Property, technology, and equipment, net	21,918	18,712

Goodwill	72,298	72,199
Intangible assets, net	43,742	51,192
Operating lease right-of-use assets	25,722	12,580
Deposits and other assets	3,710	4,769
Total other long-term assets	145,472	140,740
Total assets	$328,354	$300,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,597	$65,003
Operating partner commissions payable	12,294	9,131
Accrued expenses	7,705	6,538
Income tax payable	357	—
Current portion of notes payable	4,316	3,800
Current portion of operating lease liability	6,429	6,121
Current portion of finance lease liability	739	688
Current portion of contingent consideration	2,319	2,127
Other current liabilities	424	308
Total current liabilities	119,180	93,716

Notes payable, net of current portion	24,766	48,091
Operating lease liability, net of current portion	20,080	7,192
Finance lease liability, net of current portion	1,988	2,476
Contingent consideration, net of current portion	4,944	2,813
Deferred income taxes	6,312	7,484
Other long-term liabilities	61	93
Total long-term liabilities	58,151	68,149
Total liabilities	177,331	161,865

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,751,454 and 50,188,486 shares issued, and 50,118,607 and 49,555,639 shares outstanding, respectively	32	32
Additional paid-in capital	103,671	102,214
Treasury stock, at cost, 632,847 shares	(2,749)	(2,749)
Retained earnings	49,308	37,424
Accumulated other comprehensive income	618	445
Total Radiant Logistics, Inc. stockholders’ equity	150,880	137,366
Non-controlling interest	143	809
Total equity	151,023	138,175
Total liabilities and equity	$328,354	$300,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$236,532	$177,221	$631,214	$579,691

Operating expenses:
Cost of transportation and other services	179,732	129,440	473,148	420,419
Operating partner commissions	23,761	20,352	66,386	69,899
Personnel costs	14,229	14,412	40,741	44,487
Selling, general and administrative expenses	6,688	8,027	17,910	22,370
Depreciation and amortization	4,174	4,282	12,418	12,413
Transition, lease termination, and other costs	—	—	—	328
Change in fair value of contingent consideration	2,500	3	4,350	52
Total operating expenses	231,084	176,516	614,953	569,968

Income from operations	5,448	705	16,261	9,723

Other income (expense):
Interest income	3	17	14	50
Interest expense	(611)	(752)	(1,919)	(2,070)
Foreign currency transaction gain (loss)	14	169	(158)	120
Change in fair value of interest rate swap contracts	(512)	—	(642)	—
Gain on forgiveness of debt	1,414	—	1,414	—
Other	281	89	663	164
Total other income (expense)	589	(477)	(628)	(1,736)

Income before income taxes	6,037	228	15,633	7,987

Income tax expense	(976)	(102)	(3,455)	(1,850)

Net income	5,061	126	12,178	6,137
Less: net income attributable to non-controlling interest	(77)	(73)	(294)	(262)

Net income attributable to Radiant Logistics, Inc.	$4,984	$53	$11,884	$5,875

Other comprehensive income:
Foreign currency translation gain	567	711	173	677
Comprehensive income	$5,628	$837	$12,351	$6,814

Income per share:
Basic	$0.10	$—	$0.24	$0.12
Diluted	$0.10	$—	$0.23	$0.11

Weighted average common shares outstanding:
Basic	50,034,950	49,577,370	49,807,932	49,667,243
Diluted	51,359,441	50,974,994	51,131,806	51,266,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Nine Months Ended March 31, 2021

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2020	49,555,639	$32	$102,214	$(2,749)	$37,424	$445	$137,366	$809	$138,175
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	112,864	—	(301)	—	—	—	(301)	—	(301)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	6,131	—	3	—	—	—	3	—	3
Distribution to non-controlling interest	—	—	—	—	—	—	—	(720)	(720)
Share-based compensation	—	—	144	—	—	—	144	—	144
Net income	—	—	—	—	3,088	—	3,088	141	3,229
Other comprehensive loss	—	—	—	—	—	(1,996)	(1,996)	—	(1,996)
Balance as of September 30, 2020	49,674,634	$32	$102,060	$(2,749)	$40,512	$(1,551)	$138,304	$230	$138,534

Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	42,182	—	(33)	—	—	—	(33)	—	(33)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	250,249	—	1,068	—	—	—	1,068	—	1,068
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	327	—	—	—	327	—	327
Net income	—	—	—	—	3,812	—	3,812	76	3,888
Other comprehensive income	—	—	—	—	—	1,602	1,602	—	1,602
Balance as of December 31, 2020	49,967,065	$32	$103,422	$(2,749)	$44,324	$51	$145,080	$156	$145,236

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	151,542	—	(54)	—	—	—	(54)	—	(54)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	303	—	—	—	303	—	303
Net income	—	—	—	—	4,984	—	4,984	77	5,061
Other comprehensive income	—	—	—	—	—	567	567	—	567
Balance as of March 31, 2021	50,118,607	$32	$103,671	$(2,749)	$49,308	$618	$150,880	$143	$151,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Nine Months Ended March 31, 2020

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2019	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	138,147	—	(314)	—	—	—	(314)	—	(314)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	82,627	—	(146)	—	—	—	(146)	—	(146)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(180)	(180)
Share-based compensation	—	—	430	—	—	—	430	—	430
Net income	—	—	—	—	3,235	—	3,235	96	3,331
Other comprehensive income	—	—	—	—	—	114	114	—	114
Balance as of September 30, 2019	49,807,238	$31	$100,156	$(253)	$30,118	$301	$130,353	$162	$130,515

Repurchase of common stock	(189,558)	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	34,434	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	10,000	—	39	—	—	—	39	—	39
Distribution to non-controlling interest	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	467	—	—	—	467	—	467
Net income	—	—	—	—	2,587	—	2,587	93	2,680
Other comprehensive loss	—	—	—	—	—	(148)	(148)	—	(148)
Balance as of December 31, 2019	49,662,114	$31	$100,662	$(1,253)	$32,705	$153	$132,298	$165	$132,463

Issuance of common stock to shareholders of acquired business	45,086	—	250	—	—	—	250	—	250
Repurchase of common stock	(351,491)	—	—	(1,496)	—	—	(1,496)	—	(1,496)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	4,149	—	(12)	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	35,781	—	15	—	—	—	15	—	15
Share-based compensation	—	—	409	—	—	—	409	—	409
Net income	—	—	—	—	53	—	53	73	126
Other comprehensive income	—	—	—	—	—	711	711	—	711
Balance as of March 31, 2020	49,395,639	$31	$101,324	$(2,749)	$32,758	$864	$132,228	$238	$132,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$12,178	$6,137
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Share-based compensation	774	1,306
Amortization of intangible assets	7,598	7,718
Depreciation and amortization of property, technology, and equipment	4,820	4,695
Deferred income tax benefit	(1,172)	(1,537)
Amortization of debt issuance costs	393	278
Change in fair value of contingent consideration	4,350	52
Gain on forgiveness of debt	(1,414)	—
Other	(635)	124
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(37,495)	(657)
Contract assets	(9,688)	1,976
Income tax receivable/payable	1,197	(312)
Prepaid expenses, deposits, and other assets	3,322	(3,734)
Accounts payable	20,530	(8,250)
Operating partner commissions payable	3,162	(2,500)
Accrued and other liabilities	(4,221)	(6,335)
Payment of contingent consideration	—	(280)
Net cash provided by (used for) operating activities	3,699	(1,319)

INVESTING ACTIVITIES:
Payments to acquire businesses	—	(9,150)
Purchases of property, technology, and equipment	(8,673)	(4,728)
Proceeds from sale of property, technology, and equipment	333	73
Net cash used for investing activities	(8,340)	(13,805)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	269	566,316
Repayment of revolving credit facility	(20,000)	(534,152)
Payments of debt issuance costs	—	(1,636)
Repayments of notes payable and finance lease liability	(3,461)	(3,215)
Repurchases of common stock	—	(2,496)
Payments of contingent consideration	(2,027)	(47)
Distribution to non-controlling interest	(960)	(270)
Proceeds from exercise of stock options	1,159	39
Payments of employee tax withholdings related to vesting of restricted stock awards	(334)	(326)
Payments of employee tax withholdings related to cashless exercise of stock options	(142)	(131)
Net cash provided by (used for) financing activities	(25,496)	24,082

Effect of exchange rate changes on cash and cash equivalents	(489)	2,319

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,626)	11,277
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,841	5,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,215	$16,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$3,509	$3,801
Interest paid	$1,518	$1,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows (continued)

(unaudited)

(In thousands)

Supplemental disclosure of non-cash financing activities:

During the nine months ended March 31, 2021, certain Paycheck Protection Program (the “PPP”) Loans totaling $1,414 were forgiven, including $11 of interest previously accrued.

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

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added supply chain services, including order fulfillment, inventory management, and warehouse and distribution services, and customs brokerage services to complement its core transportation service offering.

The COVID-19 pandemic continues to have widespread implications and while we see improvements in the broader economy, it is difficult to predict how COVID-19 will impact the overall economy in the future. Many countries have begun the process of vaccinating their residents against COVID-19. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future. We saw revenue for the third quarter increase from the second quarter of fiscal 2021. While we are seeing positive results despite the current COVID-19 environment, there remains uncertainty regarding how COVID-19 will impact the Company's results in the future.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. As of March 31, 2021, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

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

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the nine months ended March 31, 2021 and 2020.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$201,854	$26,611	$(125)	$228,340
Value-added services (1)	2,182	6,010	—	8,192
Total	$204,036	$32,621	$(125)	$236,532

Timing of Revenue Recognition:
Services transferred over time	$203,412	$32,621	$(125)	$235,908
Services transferred at a point in time	624	—	—	624
Total	$204,036	$32,621	$(125)	$236,532

	Nine Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$543,078	$67,588	$(369)	$610,297
Value-added services (1)	6,224	14,693	—	20,917
Total	$549,302	$82,281	$(369)	$631,214

Timing of Revenue Recognition:
Services transferred over time	$547,672	$82,281	$(369)	$629,584
Services transferred at a point in time	1,630	—	—	1,630
Total	$549,302	$82,281	$(369)	$631,214

	Three Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$148,941	$21,217	$(123)	$170,035
Value-added services (1)	3,290	3,896	—	7,186
Total	$152,231	$25,113	$(123)	$177,221

Timing of Revenue Recognition:
Services transferred over time	$151,587	$25,113	$(123)	$176,577
Services transferred at a point in time	644	—	—	644
Total	$152,231	$25,113	$(123)	$177,221

	Nine Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$492,567	$63,402	$(508)	$555,461
Value-added services (1)	11,642	12,588	—	24,230
Total	$504,209	$75,990	$(508)	$579,691

Timing of Revenue Recognition:
Services transferred over time	$501,814	$75,990	$(508)	$577,296
Services transferred at a point in time	2,395	—	—	2,395
Total	$504,209	$75,990	$(508)	$579,691

(1) Value-added services include MM&D, CHB, and other services.

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $389 and $964 for the three and nine months ended March 31, 2021, respectively and $377 and $989 for the three and nine months ended March 31, 2020, respectively.

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

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2021 and 2020 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three and nine months ended March 31, 2021 and 2020 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of March 31, 2021, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income attributable to Radiant Logistics, Inc.	$4,984	$53	$11,884	$5,875

Denominator:
Weighted average common shares outstanding, basic	50,034,950	49,577,370	49,807,932	49,667,243
Dilutive effect of share-based awards	1,324,491	1,397,624	1,323,874	1,599,105

Weighted average common shares outstanding, diluted	51,359,441	50,974,994	51,131,806	51,266,348

Potentially dilutive common shares excluded	35,000	318,116	153,577	320,525

NOTE 5 – LEASES

The Company has operating and finance leases for office space, warehouse space, trailers, and other equipment. Lease terms expire at various dates through April 2032 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-or-use assets or lease liabilities as it is not reasonably certain to exercise these options.

In February 2021, the Company commenced a new lease for warehouse space in Bolton, Ontario. The lease has a seven-year term ending in January 2028 replacing the Company's warehouse lease at Brampton, Ontario, which expired in March 2021.

In March 2021, the Company commenced a new lease for office space in Renton, Washington. The lease has an eleven-year term ending in April 2032 replacing office space currently leased at Bellevue, Washington, which will end in May 2021.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Operating:
Operating lease cost	$1,987	$1,775	$5,503	$5,465

Financing:
Amortization of leased assets	155	153	459	466
Interest on lease liabilities	33	41	105	131

Total finance lease cost	$188	$194	$564	$597

Supplemental cash flow information related to leases was as follows:

(In thousands)	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$5,598	$5,484
Operating cash flows arising from finance leases	107	128
Financing cash flows arising from finance leases	531	497

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$17,920	$1,163
Finance leases	38	26

Supplemental balance sheet information related to leases was as follows:

	March 31,	June 30,
(In thousands)	2021	2020
Operating lease:
Operating lease right-of-use assets	$25,722	$12,580

Current portion of operating lease liability	6,429	6,121
Operating lease liability, net of current portion	20,080	7,192

Total operating lease liabilities	$26,509	$13,313

Finance lease:
Property, technology, and equipment, net	$2,831	$3,254

Current portion of finance lease liability	739	688
Finance lease liability, net of current portion	1,988	2,476

Total finance lease liabilities	$2,727	$3,164

Weighted average remaining lease term:
Operating leases	5.9 years	2.9 years
Finance leases	4.6 years	5.0 years

Weighted average discount rate:
Operating leases	3.83%	3.22%
Finance leases	4.78%	4.52%

As of March 31, 2021, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2021 (remaining)	$1,794	$213
2022	7,098	841
2023	4,312	648
2024	3,635	573
2025	3,625	541
Thereafter	8,351	176

Total lease payments	28,815	2,992

Less imputed interest	(2,306)	(265)

Total lease liability	$26,509	$2,727

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		March 31,	June 30,
(In thousands)	Useful Life	2021	2020
Computer software	3 - 5 years	$23,797	$21,884
Trailers and related equipment	3 - 15 years	7,030	6,733
Office and warehouse equipment	3 - 15 years	7,663	3,980
Leasehold improvements	(1)	4,252	3,799
Computer equipment	3 - 5 years	3,638	3,054
Furniture and fixtures	3 - 15 years	1,208	1,017

		47,588	40,467
Less: accumulated depreciation and amortization		(25,670)	(21,755)

		$21,918	$18,712

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,651 and $4,820 for the three and nine months ended March 31, 2021, respectively and $1,792 and $4,695 for the three and nine months ended March 31, 2020, respectively. Computer software includes approximately $822 and $174 of software in development as of March 31, 2021 and June 30, 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2021:

(In thousands)	Total
Balance as of June 30, 2020	$72,199
Foreign currency translation loss	99

Balance as of March 31, 2021	$72,298

We considered the uncertainties from COVID-19 as part of our determination as to whether any triggering events occurred during the quarter ended March 31, 2021, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of March 31, 2021.

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

Intangible Assets

Intangible assets consisted of the following as of March 31, 2021 and June 30, 2020, respectively:

	March 31, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.4 years	$102,346	$(68,026)	$34,320
Trade names and trademarks	8.9 years	15,034	(6,056)	8,978
Covenants not to compete	3.6 years	1,433	(989)	444

		$118,813	$(75,071)	$43,742

	June 30, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.1 years	$102,153	$(61,227)	$40,926
Trade names and trademarks	9.6 years	14,977	(5,268)	9,709
Covenants not to compete	4.3 years	1,433	(876)	557

		$118,563	$(67,371)	$51,192

Amortization expense amounted to $2,523 and $7,598 for the three and nine months ended March 31, 2021, respectively and $2,490 and $7,718 for the three and nine months ended March 31, 2020, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021 (remaining)	$2,521
2022	9,555
2023	9,077
2024	8,701
2025	6,710

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,	June 30,
(In thousands)	2021	2020
Revolving Credit Facility	$10,269	$30,000
Senior Secured Loans	14,564	16,302
Other debt	4,521	5,925
Unamortized debt issuance costs	(272)	(336)

Total notes payable	29,082	51,891
Less: current portion	(4,316)	(3,800)

Total notes payable, net of current portion	$24,766	$48,091

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2021 (remaining)	$1,052
2022	8,910
2023	4,689
2024	4,434
2025	10,269

$29,354

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of March 31, 2021, this interest rate used was 2.17%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of March 31, 2021, the borrowings outstanding on the Revolving Credit Facility was $10,269 and the Company was in compliance with all of its covenants.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of March 31, 2021, the Company was in compliance with all of its covenants.

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

The term of the Company’s PPP Loans is two years. The annual interest rate on the PPP Loans is 1% and no payments of principal or interest are due until the conclusion of the deferral period. The deferral period will end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan is not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the PPP Loans that is not forgiven, the PPP Loan will be repayable on the terms set forth above. The PPP Loan is recognized on the Company’s condensed consolidated balance sheet as notes payable and will be derecognized if and when forgiven.

As of March 31, 2021, certain PPP Loans totaling $1,414 were forgiven including, $11 of interest previously accrued. The Company is in the process of seeking forgiveness for the remaining $4,521 PPP Loan.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of March 31, 2021, the derivative instrument had a total notional amount of $30,000 and a fair value of $42 recorded in other current liabilities in the condensed consolidated balance sheets. As of June 30, 2020, the derivative instrument had a total notional amount of $30,000 and a fair value of $600 recorded in deposits and other assets on the condensed consolidated balance sheet. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

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

RLP recorded $128 and $490 in profits, of which RCP’s distributable share was $77 and $294 for the three and nine months ended March 31, 2021, respectively. RLP recorded $123 and $438 in profits, of which RCP’s distributable share was $73 and $262 for the three and nine months ended March 31, 2020, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	(42)	(42)

	Fair Value Measurements as of June 30, 2020
	Level 3	Total
Contingent consideration	$(4,940)	$(4,940)
Interest rate swap contracts (derivatives)	$600	$600

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2019	$(375)	$—
Increase related to accounting for acquisitions	(3,140)	—
Contingent consideration paid	327	—
Change in fair value	(1,752)	600

Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	2,027	—
Change in fair value	(4,350)	(642)

Balance as of March 31, 2021	$(7,263)	$(42)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $8,473 through earn-out periods measured through January 2023, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Contingent consideration	$(7,263)	Discounted cash flows	Actual and projected EBITDA over three-year earnout period	> $9,000
			Risk adjusted discount rate	18%

Derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in other current liabilities on March 31, 2021 and in deposits and other assets on June 30, 2020.

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

NOTE 13 – INCOME TAXES

For the three and nine months ended March 31, 2021 and 2020, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Current income tax expense	$1,722	$923	$4,627	$3,387
Deferred income tax benefit	(746)	(821)	(1,172)	(1,537)

Income tax expense	$976	$102	$3,455	$1,850

The Company’s effective tax rates, prior to discrete items for the three and nine months ended March 31, 2021 and 2020, are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The effective tax rate post discrete items was 16.2% and 22.1% for the three and nine months ended March 31, 2021, respectively. The three months' effective tax rate was lower than the U.S. federal statutory rate, while the nine months' effective tax rate was higher than the U.S. federal statutory rate. For the three months ended March 31, 2021, recognition of non-taxable gain from PPP Loan forgiveness reduced the effective tax rate. For the nine months ended March 31, 2021, earnings in foreign operations and state taxes increased the effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Awards

Related to restricted stock awards, the Company recognized share-based compensation expense related to restricted stock awards of $292 and $759 for the three and nine months ended March 31, 2021, respectively and $298 and $868 for the three and nine months ended March 31, 2020, respectively. As of March 31, 2021, there was $1,908 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 1.95 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2020	755,872	$5.07
Vested	(213,326)	4.94
Granted	243,009	5.06
Forfeited	(73,894)	5.09

Unvested balance as of March 31, 2021	711,661	$5.10

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $11 and $15 for the three and nine months ended March 31, 2021, respectively and $112 and $438 for the three and nine months ended March 31, 2020, respectively. The aggregate intrinsic value of options exercised was $1,124 and $1,539 for the three and nine months ended March 31, 2021, respectively and $132 and $719 for the three and nine months ended March 31, 2020, respectively. As of March 31, 2021, there was $25 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 0.83 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2020	1,995,368	$3.46	3.75	$1,653
Exercised	(541,515)	3.45	—	1,539
Forfeited	(50,000)	3.37	—	—

Outstanding as of March 31, 2021	1,403,853	$3.46	3.33	$4,894

Exercisable as of March 31, 2021	1,373,853	$3.45	3.28	$4,811

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of March 31, 2021.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2021 (remaining)	2022	2023	2024	Total
Earn-out payments:
Cash	$100	$2,219	$1,856	$3,088	$7,263

Total estimated earn-out payments	$100	$2,219	$1,856	$3,088	$7,263

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

As of and for Three Months Ended March 31, 2021			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$204,036	$32,621	$(125)	$236,532
Income (loss) from operations	9,176	3,280	(7,008)	5,448
Other income	136	159	294	589
Income (loss) before income taxes	9,312	3,439	(6,714)	6,037
Depreciation and amortization	949	700	2,525	4,174
Property, technology, and equipment, net	11,380	10,538	—	21,918
Goodwill	50,801	21,497	—	72,298

As of and for Three Months Ended March 31, 2020
(In thousands)
Revenues	$152,231	$25,113	$(123)	$177,221
Income (loss) from operations	3,540	1,829	(4,664)	705
Other income (expense)	113	145	(735)	(477)
Income (loss) before income taxes	3,653	1,974	(5,399)	228
Depreciation and amortization	1,200	589	2,493	4,282
Property, technology, and equipment, net	13,979	5,705	—	19,684
Goodwill	50,680	21,398	—	72,078

As of and for Nine Months Ended March 31, 2021			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$549,302	$82,281	$(369)	$631,214
Income (loss) from operations	24,671	8,807	(17,217)	16,261
Other income (expense)	628	(123)	(1,133)	(628)
Income (loss) before income taxes	25,299	8,684	(18,350)	15,633
Depreciation and amortization	3,026	1,787	7,605	12,418
Property, technology, and equipment, net	11,380	10,538	—	21,918
Goodwill	50,801	21,497	—	72,298

As of and for Nine Months Ended March 31, 2020
(In thousands)
Revenues	$504,209	$75,990	$(508)	$579,691
Income (loss) from operations	17,300	6,410	(13,987)	9,723
Other income (expense)	183	101	(2,020)	(1,736)
Income (loss) before income taxes	17,483	6,511	(16,007)	7,987
Depreciation and amortization	3,208	1,478	7,727	12,413
Property, technology, and equipment, net	13,979	5,705	—	19,684
Goodwill	50,680	21,398	—	72,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends, and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2020. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COVID-19

The COVID-19 pandemic continues to have widespread implications and while we see improvements in the broader economy, it is difficult to predict how COVID-19 will impact the overall economy in the future. Many countries have begun the process of vaccinating their residents against COVID-19. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future. Our results for the third quarter of fiscal 2021 showed encouraging recovery as we navigate through this unique environment as we saw revenue increase from the second quarter of fiscal 2021. While we are seeing positive results despite the current COVID-19 environment, there remains uncertainty regarding how COVID-19 will impact the Company's results in the future.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict.

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

Results of Operations

Three months ended March 31, 2021 and 2020 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$201,854	$26,611	$(125)	$228,340	$148,941	$21,217	$(123)	$170,035
Value-added services	2,182	6,010	—	8,192	3,290	3,896	—	7,186
	204,036	32,621	(125)	236,532	152,231	25,113	(123)	177,221
Cost of transportation and other services
Transportation	154,868	22,241	(125)	176,984	109,657	17,383	(123)	126,917
Value-added services	1,293	1,455	—	2,748	2,073	450	—	2,523
	156,161	23,696	(125)	179,732	111,730	17,833	(123)	129,440
Net revenues (1)
Transportation	46,986	4,370	—	51,356	39,284	3,834	—	43,118
Value-added services	889	4,555	—	5,444	1,217	3,446	—	4,663
	$47,875	$8,925	$—	$56,800	$40,501	$7,280	$—	$47,781
Net margin
Transportation	23.3%	16.4%	N/A	22.5%	26.4%	18.1%	N/A	25.4%
Value-added services	40.7%	75.8%	N/A	66.5%	37.0%	88.4%	N/A	64.9%

(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $228.3 million and $170.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $58.3 million, or 34.3%, is primarily attributable to increased volume with certain customers. Net transportation revenue was $51.4 million and $43.1 million for the three months ended March 31, 2021 and 2020, respectively. Net transportation margins decreased from 25.4% to 22.5%, primarily due to product mix and increased cost of purchased transportation related to extremely tight capacity experienced in air, ocean, intermodal and trucking moving from the West Coast.

Value-added services revenue was $8.2 million and $7.2 million, for the three months ended March 31, 2021 and 2020, respectively. The increase of $1.0 million, or 14.0%, is primarily attributable to an increase the warehouse revenues of our Canada segment. Net value-added services revenue was $5.4 million for the three months ended March 31, 2021, compared to $4.7 million for the comparable prior year period. Net value-added services revenue margins increased from 64.9% to 66.5%, primarily due to lower warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the three months ended March 31, 2021 and 2020 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended March 31,
Reconciliation of net revenues to GAAP gross profit	2021	2020
Revenues	$236,532	$177,221
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(179,732)	(129,440)
Depreciation and amortization	(3,017)	(2,977)
GAAP gross profit	$53,783	$44,804
Depreciation and amortization	3,017	2,977
Net revenues	$56,800	$47,781

GAAP gross margin (GAAP gross profit as a percentage of revenues)	22.7%	25.3%
Net margin (net revenues as a percentage of revenues)	24.0%	27.0%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$47,875	$8,925	$—	$56,800	$40,501	$7,280	$—	$47,781

Operating expenses:
Operating partner commissions	23,761	—	—	23,761	20,352	—	—	20,352
Personnel costs	9,899	3,335	995	14,229	10,216	3,278	918	14,412
Selling, general and administrative expenses	4,090	1,610	988	6,688	5,193	1,584	1,250	8,027
Depreciation and amortization	949	700	2,525	4,174	1,200	589	2,493	4,282
Change in fair value of contingent consideration	—	—	2,500	2,500	—	—	3	3

Total operating expenses	38,699	5,645	7,008	51,352	36,961	5,451	4,664	47,076

Income (loss) from operations	9,176	3,280	(7,008)	5,448	3,540	1,829	(4,664)	705
Other income (expense)	136	159	294	589	113	145	(735)	(477)

Income (loss) before income taxes	9,312	3,439	(6,714)	6,037	3,653	1,974	(5,399)	228
Income tax expense	—	—	(976)	(976)	—	—	(102)	(102)

Net income (loss)	9,312	3,439	(7,690)	5,061	3,653	1,974	(5,501)	126
Less: Net income attributable to non-controlling interest	(77)	—	—	(77)	(73)	—	—	(73)

Net income (loss) attributable to Radiant Logistics, Inc.	$9,235	$3,439	$(7,690)	$4,984	$3,580	$1,974	$(5,501)	$53

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	49.6%	0.0%	N/A	41.8%	50.3%	0.0%	N/A	42.6%
Personnel costs	20.7%	37.4%	N/A	25.1%	25.2%	45.0%	N/A	30.2%
Selling, general and administrative expenses	8.5%	18.0%	N/A	11.8%	12.8%	21.8%	N/A	16.8%
Depreciation and amortization	2.0%	7.8%	N/A	7.3%	3.0%	8.1%	N/A	9.0%
(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $3.4 million, or 16.8%, to $23.8 million for the three months ended March 31, 2021. The increase is primarily due to increased net revenues generated from operating partner stations, offset by the conversion of two agent stations to Radiant owned stores in February 2020. As a percentage of net revenues, operating partner commissions decreased 76 basis points to 41.8% from 42.6% for the three months ended March 31, 2021 and 2020, respectively, as a result of a higher percentage of net revenues coming from company owned stores.

Personnel costs decreased $0.2 million, or 1.3%, to $14.2 million for the three months ended March 31, 2021. The decrease is primarily due to workforce reductions and changes in commissionable sales product mix. As a percentage of net revenues, personnel costs decreased 511 basis points to 25.1% from 30.2% for the three months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $1.3 million, or 16.7%, to $6.7 million for the three months ended March 31, 2021. The decrease is primarily attributable to decreased bad debt expense, claims, travel, sales expense, event expense, and professional services. As a percentage of net revenues, SG&A decreased 500 basis points to 11.8% from 16.8% for the three months ended March 31, 2021 and 2020, respectively.

Depreciation and amortization costs were $4.2 million for the three months ended March 31, 2021 and $4.3 million for the three months ended March 31, 2020.

Change in fair value of contingent consideration caused a loss of $2.5 million for the three months ended March 31, 2021, compared to a loss of $0.003 million for the three months ended March 31, 2020. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other income and expenses were $0.6 million income and $0.5 million expense for the three months ended March 31, 2021 and 2020, respectively. The additional income is primarily attributable to gain on forgiveness of certain PPP loans, partially offset by the change in fair value of interest rate swap contract.

Our increase in net income is driven principally by increased net revenue, increased other income, and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2021 and 2020 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$9,235	$3,439	$(7,690)	$4,984	$3,580	$1,974	$(5,501)	$53
Income tax expense	—	—	976	976	—	—	102	102
Depreciation and amortization	949	700	2,525	4,174	1,200	589	2,493	4,282
Net interest expense	—	—	608	608	—	—	735	735

EBITDA	10,184	4,139	(3,581)	10,742	4,780	2,563	(2,171)	5,172

Share-based compensation	121	57	125	303	211	60	138	409
Change in fair value of contingent consideration	—	—	2,500	2,500	—	—	3	3
Acquisition related costs	—	—	—	—	—	—	183	183
Litigation costs	—	—	256	256	—	—	400	400
Transition, lease termination, and other costs	—	—	—	—	59	—	—	59
Change in fair value of interest rate swap contracts	—	—	512	512	—	—	—	—
Gain on forgiveness of debt	—	—	(1,414)	(1,414)	—	—	—	—
Foreign currency transaction loss (gain)	(64)	50	—	(14)	(24)	(145)	—	(169)

Adjusted EBITDA	$10,241	$4,246	$(1,602)	$12,885	$5,026	$2,478	$(1,447)	$6,057
Adjusted EBITDA as a % of net revenues (1)	21.4%	47.6%	N/A	22.7%	12.4%	34.0%	N/A	12.7%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $6.8 million, or 112.7% to $12.9 million for the quarter ended March 31, 2021.

Nine months ended March 31, 2021 and 2020 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31, 2021				Nine Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$543,078	$67,588	$(369)	$610,297	$492,567	$63,402	$(508)	$555,461
Value-added services	6,224	14,693	—	20,917	11,642	12,588	—	24,230
	549,302	82,281	(369)	631,214	504,209	75,990	(508)	579,691
Cost of transportation and other services
Transportation	411,122	55,336	(369)	466,089	359,512	51,659	(508)	410,663
Value-added services	4,384	2,675	—	7,059	7,575	2,181	—	9,756
	415,506	58,011	(369)	473,148	367,087	53,840	(508)	420,419
Net revenues (1)
Transportation	131,956	12,252	—	144,208	133,055	11,743	—	144,798
Value-added services	1,840	12,018	—	13,858	4,067	10,407	—	14,474
	$133,796	$24,270	$—	$158,066	$137,122	$22,150	$—	$159,272
Net margin
Transportation	24.3%	18.1%	N/A	23.6%	27.0%	18.5%	N/A	26.1%
Value-added services	29.6%	81.8%	N/A	66.3%	34.9%	82.7%	N/A	59.7%

(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $610.3 million and $555.5 million for the nine months ended March 31, 2021 and 2020, respectively. The increase of $54.8 million, or 9.9%, is primarily attributable to increased volume with certain customers. Net transportation revenue was $144.2 million and $144.8 million for the nine months ended March 31, 2021 and 2020, respectively. Net transportation revenue margins decreased from 26.1% to 23.6%, primarily due to product mix and increased cost of purchased transportation related to extremely tight capacity experienced in air, ocean, intermodal and trucking moving from the West Coast.

Value added services revenue was $20.9 million and $24.2 million for the nine months ended March 31, 2021 and 2020, respectively. The decrease of $3.3 million, or 13.7%, is primarily attributable to a slowdown in our contract logistics and custom brokerage services offerings during the first and second quarters offset by improvements experienced during the three months ended March 31, 2021. Net value added services revenue was $13.9 million for the nine months ended March 31, 2021, compared to $14.5 million for the comparable prior year period. Net value added services revenue margins increased from 59.7% to 66.3%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the nine months ended March 31, 2021 and 2020 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Nine Months Ended March 31,
Reconciliation of net revenues to GAAP gross profit	2021	2020
Revenues	$631,214	$579,691
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(473,148)	(420,419)
Depreciation and amortization	(8,906)	(9,119)
GAAP gross profit	$149,160	$150,153
Depreciation and amortization	8,906	9,119
Net revenues	$158,066	$159,272

GAAP gross margin (GAAP gross profit as a percentage of revenues)	23.6%	25.9%
Net margin (net revenues as a percentage of revenues)	25.0%	27.5%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31, 2021				Nine Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$133,796	$24,270	$—	$158,066	$137,122	$22,150	$—	$159,272

Operating expenses:
Operating partner commissions	66,386	—	—	66,386	69,899	—	—	69,899
Personnel costs	28,124	9,707	2,910	40,741	31,617	10,136	2,734	44,487
Selling, general and administrative expenses	11,589	3,969	2,352	17,910	14,770	4,126	3,474	22,370
Depreciation and amortization	3,026	1,787	7,605	12,418	3,208	1,478	7,727	12,413
Transition, lease termination, and other costs	—	—	—	—	328	—	—	328
Change in fair value of contingent consideration	—	—	4,350	4,350	—	—	52	52

Total operating expenses	109,125	15,463	17,217	141,805	119,822	15,740	13,987	149,549

Income (loss) from operations	24,671	8,807	(17,217)	16,261	17,300	6,410	(13,987)	9,723
Other income (expense)	628	(123)	(1,133)	(628)	183	101	(2,020)	(1,736)

Income (loss) before income taxes	25,299	8,684	(18,350)	15,633	17,483	6,511	(16,007)	7,987
Income tax expense	—	—	(3,455)	(3,455)	—	—	(1,850)	(1,850)

Net income (loss)	25,299	8,684	(21,805)	12,178	17,483	6,511	(17,857)	6,137
Less: net income attributable to non- controlling interest	(294)	—	—	(294)	(262)	—	—	(262)

Net income (loss) attributable to Radiant Logistics, Inc.	$25,005	$8,684	$(21,805)	$11,884	$17,221	$6,511	$(17,857)	$5,875

	Nine Months Ended March 31, 2021				Nine Months Ended March 31, 2020
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	49.6%	0.0%	N/A	42.0%	51.0%	0.0%	N/A	43.9%
Personnel costs	21.0%	40.0%	N/A	25.8%	23.1%	45.8%	N/A	27.9%
Selling, general and administrative expenses	8.7%	16.4%	N/A	11.3%	10.8%	18.6%	N/A	14.0%
Depreciation and amortization	2.3%	7.4%	N/A	7.9%	2.3%	6.7%	N/A	7.8%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions decreased $3.5 million, or 5.0%, to $66.4 million for the nine months ended March 31, 2021. The decrease is primarily due to decreased net revenues generated from operating partner stations, including the conversion of two agent stations to Radiant owned stores in February 2020. As a percentage of net revenues, operating partner commissions decreased 189 basis points to 42.0% from 43.9% for the nine months ended March 31, 2021 and 2020, respectively.

Personnel costs decreased $3.8 million, or 8.4%, to $40.7 million for the nine months ended March 31, 2021. The decrease is primarily due to increased cost controls resulting in reduced headcount, hours, and compensation as a result of the COVID-19 pandemic. As a percentage of net revenues, personnel costs decreased 216 basis points to 25.8% from 27.9% for the nine months ended March 31, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $4.5 million, or 19.9%, to $17.9 million for the nine months ended March 31, 2021. The decrease is primarily attributable to decreased bad debt expense, claims, travel, sales expense, event expense, and professional services. As a percentage of net revenues, SG&A decreased 271 basis points to 11.3% from 14.0% for the nine months ended March 31, 2021 and 2020, respectively.

Depreciation and amortization costs was $12.4 million for both the nine months ended March 31, 2021 and 2020, respectively.

Change in fair value of contingent consideration resulted in a loss of $4.4 million for the nine months ended March 31, 2021, compared to a loss of $0.05 million for the nine months ended March 31, 2020. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Other income and expenses were expenses of $0.6 million and $1.7 million for the nine months ended March 31, 2021 and 2020, respectively. The additional income is primarily attributable to gain on forgiveness of debt resulting from the forgiveness of certain PPP loans, sublease income, and partially offset by the change in fair value of interest rate swap contracts.

Despite lower net revenue, our increase in net income is driven principally by decreased operating expenses and decreased other expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2021 and 2020 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Nine Months Ended March 31, 2021				Nine Months Ended March 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$25,005	$8,684	$(21,805)	$11,884	$17,221	$6,511	$(17,857)	$5,875
Income tax expense	—	—	3,455	3,455	—	—	1,850	1,850
Depreciation and amortization	3,026	1,787	7,605	12,418	3,208	1,478	7,727	12,413
Net interest expense	—	—	1,905	1,905	—	—	2,020	2,020

EBITDA	28,031	10,471	(8,840)	29,662	20,429	7,989	(6,260)	22,158

Share-based compensation	211	175	388	774	723	154	429	1,306
Change in fair value of contingent consideration	—	—	4,350	4,350	—	—	52	52
Acquisition related costs	—	—	35	35	—	—	495	495
Litigation costs	—	—	433	433	—	—	832	832
Transition, lease termination, and other costs	—	—	—	—	387	—	—	387
Change in fair value of interest rate swap contracts	—	—	642	642	—	—	—	—
Gain on forgiveness of debt	—	—	(1,414)	(1,414)	—	—	—	—
Foreign currency transaction loss (gain)	(173)	331	—	158	(19)	(101)	—	(120)

Adjusted EBITDA	$28,069	$10,977	$(4,406)	$34,640	$21,520	$8,042	$(4,452)	$25,110
Adjusted EBITDA as a % of net revenues (1)	21.0%	45.2%	N/A	21.9%	15.7%	36.3%	N/A	15.8%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $9.5 million, or 38.0% to $34.6 million for the nine months ended March 31, 2021.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Adapting to COVID-19, we have curtailed mergers and acquisitions activities and suspended stock buy-back. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of March 31, 2021, we have $4.2 million in cash on hand to serve as adequate working capital.

Net cash provided by operating activities were $3.7 million for the nine months ended March 31, 2021. Net cash used for operating activities were $1.3 million for the nine months ended March 31, 2020. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the nine months ended March 31, 2021 increased by $5.0 million, compared with the same period in fiscal year 2020, primarily due to increased net income offset by net change in operating assets and liabilities.

Net cash used for investing activities were $8.3 million and $13.8 million for the nine months ended March 31, 2021 and 2020, respectively. The primary use of cash was for purchases of property, technology, and equipment; and for business acquisition. Cash paid for purchases of property, technology, and equipment were $8.7 million and $4.7 million for the nine months ended March 31, 2021 and 2020, respectively. For the nine months ended March 31, 2020, cash paid for business acquisition was $9.2 million.

Net cash used for financing activities was $25.5 million for the nine months ended March 31, 2021. Net cash provided by financing activities were $24.1 million for the nine months ended March 31, 2020. Repayment of the Revolving Credit Facility were $20 million for the nine months ended March 31, 2021. Proceeds from the Revolving Credit Facility were $566.3 million for the nine months ended March 31, 2020, and Repayment of the Revolving Credit Facility were $534.2 million for the nine months ended March 31, 2020. Repayments of notes payable and finance lease liability were $3.5 million and $3.2 million for the nine months ended March 31, 2021 and 2020, respectively. Distributions to non-controlling interest were $1.0 million and $0.3 million for the nine months ended March 31, 2021 and 2020, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for both the nine months ended March 31, 2021 and 2020. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million for both the nine months ended March 31, 2021 and 2020.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On March 31, 2021, the borrowings outstanding on the Revolving Credit Facility was $10 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

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

As of March 31, 2021, certain Paycheck Protection Program (the “PPP”) Loans totaling $1.4 million and the interest previously accrued were forgiven. The Company is in the process of seeking forgiveness for the remaining $4.5 million PPP Loan.

For additional information regarding our indebtedness, see Note 8 to our unaudited condensed consolidated financial statements.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Company is not required to provide information for Item 3.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of March 31, 2021, was carried out by our management under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there was no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of March 31, 2021.

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

RADIANT LOGISTICS, INC.

Date: May 10, 2021	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)