Form 10-K
period 2021-06-30
RADIANT LOGISTICS, INC
filed 2021-09-20
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-35392

RADIANT LOGISTICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-3625550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Triton Tower Two

700 S Renton Village Place, Seventh Floor

Renton, Washington 98057

(Address of Principal Executive Offices)

(425) 462-1094

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2020 was approximately $226 million.

As of September 1, 2021, 49,919,062 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2021.

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

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc. (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations, which includes a number of independent agents, who we also refer to as our “strategic operating partners” that operate exclusively on our behalf as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload (“LTL”) services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL, and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services including materials management and distribution services (collectively, “Materials Management and Distribution” or “MM&D” services), and customs house brokerage ("CHB") services to complement our core transportation service offering.

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

COVID-19

The COVID-19 pandemic continues to have widespread implications and while we see improvements in the broader economy, it is difficult to predict how COVID-19 will impact the overall economy in the future. Many countries have begun the process of vaccinating their residents against COVID-19. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future. Our results for the fiscal year 2021 showed encouraging recovery as we navigate through this unique environment. While we are seeing positive results despite the current COVID-19 environment, there remains uncertainty regarding how COVID-19 will impact the Company's results in the future.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

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

Diverse customer base

We service a large and diversified account base of over 12,000 accounts consisting of consumer goods, food and beverage, manufacturing and retail customers. For the annual period up to the date of this report, no single customer and no strategic operating partner represented more than 10% of our consolidated revenue, reducing risks associated with any particular industry, geographic or customer concentration.

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

Sourcing and managing transportation

As we continue to grow and scale the business, we believe that we are developing density in our trade lanes, which creates opportunities for us to more efficiently source and manage our transportation capacity. With our acquisition of Radiant Canada (formerly, Wheels Group, Inc.) in 2015, our network has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

Value-added services

In addition to our core transportation service offerings, we also provide value-added supply chain services including MM&D, and CHB. We believe that our value-added services allow us to leverage our transportation services to generate additional revenue and provide additional convenience to our customers.

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

Shippers typically manage their supply chains using some combination of asset and non-asset-based service providers. We operate principally as a non-asset based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services along with associated value-added services. According to Armstrong and Associates, the market for third-party logistics services in the United States and Canada is estimated at approximately $229.2 billion annually.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Radiant Canada™, Clipper, Airgroup®, Adcom®, DBA™ and Service by Air™ brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset-based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 19 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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
•
Radiant Canada, one of the largest third-party logistics providers in Canada, offering truck brokerage services and intermodal service offering throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets, in 2015;
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

Operations

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including MM&D and CHB, to complement our core transportation service offering.

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

Freight brokerage. We also provide significant bi-modal brokerage capabilities providing truckload, LTL and intermodal services throughout the United States and Canada, which is managed through our centralized service centers in Chicago, Illinois and Toronto, Ontario. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of food and beverage, consumer packaged goods and frozen food and refrigerated products.

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

To complement our core transportation service offerings, we also provide a number of value-added services, including MM&D and CHB solutions.

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

In our forwarding operations, we use a third-party and proprietary transportation management system (Cargowise, SBA Review) and are migrating operations to SAP TM, that are integrated to our third-party accounting system (SAP ECC). These systems combine to form the foundation of our supply-chain technologies, which provides us with a common set of back-office operating, accounting and customer facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans for intermodal services. In our warehousing operations, we use Microsoft’s Navision and are migrating to Highjump, which uses SAP for order management services. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. We continue to make gradual progress in migrating these various operating and financial reporting systems to a singular SAP-based platform. We are taking a phased approach to these migrations and currently we continue to transition our domestic and international freight forwarding services to our new SAP-based transportation management system. Future phases will include the transition of our legacy brokerage transportation management and financial reporting systems to SAP ECC.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 10% of our consolidated revenue, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We compete against asset based and other non-asset based third-party logistics companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe the incremental service offerings enabled through our acquisition strategy (e.g. Radiant Canada’s truck brokerage and intermodal capabilities) will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

Human Capital

As of June 30, 2021, we have 685 employees, of which 656 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

The COVID-19 pandemic continues to have widespread implications and while we see improvements in the broader economy, it is difficult to predict how COVID-19 will impact the overall economy in the future. Many countries have begun the process of vaccinating their residents against COVID-19. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future. Our results for the fiscal year 2021 showed encouraging recovery as we navigate through this unique environment. While we are seeing positive results despite the current COVID-19 environment, there remains uncertainty regarding how COVID-19 will impact the Company's results in the future.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

We need to maintain and expand our existing strategic operating partner network to increase revenues.

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA and Service by Air brands. For the years ended June 30, 2021 and 2020, approximately 52% and 55% of our consolidated net revenues (this is a non-GAAP measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 10% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2021, approximately $1.0 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for doubtful accounts when it is probable the amounts owed will not be collected.

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

The motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business.

Future and existing environmental regulatory requirements could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. If we are unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.

If we are unable to maintain our brand images and corporate reputation, our business may suffer.

Our success depends in part on our ability to maintain the image of the Radiant, Radiant Canada, Clipper, Airgroup, Adcom, DBA and Service by Air brands and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other freight-forwarding companies. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brands.

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

We may operate with a significant amount of indebtedness, which is secured by substantially all of our assets and subject to variable interest rates and restrictive covenants.

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

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, as well as certain of our other key executives and executives of our acquired businesses because of their collective industry knowledge, marketing skills and relationships with vendors, customers and strategic operating partners. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

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

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the years ended June 30, 2021 and 2020, international transportation revenue accounted for 43% and 40% of our net revenues, respectively. International transportation revenue is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. During the year ended June 30, 2021, approximately 43% of our net revenues were generated from international operations. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

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

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part II Item 9A “Controls and Procedures” of this Annual Report, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of material weaknesses in internal control over financial reporting related to the following:

(i)
Our controls with respect to the recording and processing of revenue as currently designed lack the level of precision necessary to ensure the completeness and accuracy of revenue.
(ii)
Our controls with respect to the calculation of operating partner commissions as currently designed lack the level of precision necessary to ensure the completeness and accuracy of operating partner commissions.

We are currently working on the remediation of these material weaknesses.

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

In response to the COVID-19 pandemic and the resulting impact on our current and future operations we applied for funds under the Paycheck Protection Program (the “PPP”). In April of 2020 we were approved for the amount of $5.9 million, which we received in May 2020. The PPP loan application required us to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith, the certification does not contain any objective criteria and is subject to interpretation. In early 2020, the Small Business Administration provided guidance that it would be unlikely that a public company with substantial market value and access to capital markets would be able to make the required certification in good faith, and such company should be prepared to demonstrate to the Small Business Administration, upon request, the basis for its certification. Further, the Secretary of the Treasury and the Small Business Administration Administrator announced that the government will conduct a full audit of all PPP loans of more than $2 million for which the borrower applies for forgiveness. While we believe we have satisfied all eligibility requirements for the PPP loans, there is a risk that we may be deemed to have been ineligible to receive the PPP loans or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loans; we may be required to repay the PPP loans in their entirety and we could be subject to additional penalties. The Company applied for forgiveness during the year and received forgiveness during the current fiscal year.

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

Not every acquisition is structured utilizing contingent consideration. Our 2015 acquisitions of Radiant Canada and SBA and our 2017 acquisition of Lomas were structured without using contingent consideration. We will be unable to reduce the purchase price of these entities if they underperform relative to anticipated earnings levels.

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

Our Founder, Chairman and Chief Executive Officer controls a large portion of our common stock and has substantial control over us, which could limit other stockholders’ ability to influence the outcome of key transactions, including changes of control.

Under applicable SEC rules, our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2021. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 1, 2021, we had 49,919,062 outstanding shares of common stock. As of September 1, 2021, we may in the future issue up to 1,412,889 additional shares of our common stock upon exercise of existing stock options.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Renton, Washington. Our network is comprised of over 100 operating locations, including the following Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Mendota Heights, Minnesota	●	Middletown, Pennsylvania
●	Carson, California	●	Edison, New Jersey	●	Pittsburgh, Pennsylvania
●	Woodridge, Illinois	●	Jamaica, New York	●	Argyle, Texas
●	Hebron, Kentucky	●	Woodbury, New York	●	Laredo, Texas
●	Louisville, Kentucky	●	Portland, Oregon	●	McAllen, Texas
●	Taylor, Michigan	●	Folcroft, Pennsylvania	●	Alexandria, Virginia

Canada:

●	Calgary, Alberta	●	Bolton, Ontario	●	Mississauga, Ontario
●	Delta, British Columbia	●	Brampton, Ontario	●	Laval, Québec

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

Holders

As of September 1, 2021, the number of stockholders of record of our common stock was 76. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors had approved the renewal of the repurchase program through December 31, 2021. Under this repurchase program the Company purchased the following shares of common stock during the three months ended June 30, 2021. As of June 30, 2021, future repurchases of up to 4,098,184 shares were available in the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	—	—	—	—
May 1 - 31, 2021	—	—	—	—
June 1 - 30, 2021	268,969	7.10	268,969	—

Total	268,969	$7.10	268,969	—

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index, which is a SIC code 4731 line-of-business index, for the last five years. S&P Dow Jones Indices LLC prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the Russell 2000 Index, and the line-of-business index on June 30, 2016. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

	Investment value as of June 30,
	2016	2017	2018	2019	2020	2021
Radiant Logistics, Inc.	$100	$179	$130	$205	$131	$231
Dow Jones Transportation Average Index	100	128	138	140	123	199
Russell 2000 Index	100	123	143	136	125	201

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations, which includes a number of independent agents, who we also refer to as our "strategic operating partners" that operated exclusively on our behalf as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including MM&D and CHB solutions to complement our core transportation service offering.

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

COVID-19

The COVID-19 pandemic continues to have widespread implications and while we see improvements in the broader economy, it is difficult to predict how COVID-19 will impact the overall economy in the future. Many countries have begun the process of vaccinating their residents against COVID-19. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future. Our results for the fiscal year 2021 showed encouraging recovery as we navigate through this unique environment. While we are seeing positive results despite the current COVID-19 environment, there remains uncertainty regarding how COVID-19 will impact the Company's results in the future.

The effect of the COVID-19 pandemic may last for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

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

Results of Operations

Fiscal year ended June 30, 2021, compared to fiscal year ended June 30, 2020

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the fiscal years ended June 30, 2021 and 2020:

	Year Ended June 30, 2021				Year Ended June 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$761,898	$97,418	$(489)	$858,827	$745,097	$80,090	$(671)	$824,516
Value-added services	8,887	21,410	—	30,297	14,142	16,539	—	30,681
	770,785	118,828	(489)	889,124	759,239	96,629	(671)	855,197
Cost of transportation and other services
Transportation	577,731	80,715	(489)	657,957	569,557	65,249	(671)	634,135
Value-added services	6,003	4,339	—	10,342	9,203	2,486	—	11,689
	583,734	85,054	(489)	668,299	578,760	67,735	(671)	645,824
Net revenues (1)
Transportation	184,167	16,703	—	200,870	175,540	14,841	—	190,381
Value-added services	2,884	17,071	—	19,955	4,939	14,053	—	18,992
	$187,051	$33,774	$—	$220,825	$180,479	$28,894	$—	$209,373
Net margin
Transportation	24.2%	17.1%	N/A	23.4%	23.6%	18.5%	N/A	23.1%
Value-added services	32.5%	79.7%	N/A	65.9%	34.9%	85.0%	N/A	61.9%

(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $858.8 million and $824.5 million for the years ended June 30, 2021 and 2020, respectively. The increase of $34.3 million, or 4.2%, is primarily attributable to increased volume with certain customers offset by lower disaster relief project work enjoyed in the prior year. Net transportation revenue was $200.9 million and $190.4 million for the years ended June 30, 2021 and 2020, respectively. Net transportation revenue margins increased slightly from 23.1% to 23.4%, primarily due to a significant decrease in the current year of low margin disaster relief project work, somewhat offset by surcharges on certain trade lanes due to the tightness of capacity as well as general shifts in product mix.

Value added services revenue was $30.3 million and $30.7 million for the years ended June 30, 2021 and 2020, respectively. The decrease of $0.4 million, or 1.3%, is primarily attributable to slowdown in our contract logistics and custom brokerage services offerings. Net value added services revenue was $20.0 million for the year ended June 30, 2021, compared to $19.0 million for the comparable prior year period. Net value added services revenue margins increased from 61.9% to 65.9%, primarily due to lower personnel and warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the fiscal years ended June 30, 2021 and 2020 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Year Ended June 30,
Reconciliation of net revenues to GAAP gross profit	2021	2020
Revenues	$889,124	$855,197
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(668,299)	(645,824)
Depreciation and amortization	(11,986)	(12,056)
GAAP gross profit	$208,839	$197,317
Depreciation and amortization	11,986	12,056
Net revenues	$220,825	$209,373

GAAP gross margin (GAAP gross profit as a percentage of revenues)	23.5%	23.1%
Net margin (net revenues as a percentage of revenues)	24.8%	24.5%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2021 and 2020:

	Year Ended June 30, 2021				Year Ended June 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$187,051	$33,774	$—	$220,825	$180,479	$28,894	$—	$209,373

Operating expenses:
Operating partner commissions	94,040	—	—	94,040	85,821	—	—	85,821
Personnel costs	38,135	13,441	3,802	55,378	41,426	12,880	3,373	57,679
Selling, general and administrative expenses	15,690	5,765	2,979	24,434	19,953	5,528	4,067	29,548
Depreciation and amortization	3,929	2,586	10,127	16,642	4,300	2,001	10,270	16,571
Transition, lease termination, and other costs	—	—	—	—	474	26	—	500
Change in fair value of contingent consideration	—	—	4,350	4,350	—	—	1,752	1,752

Total operating expenses	151,794	21,792	21,258	194,844	151,974	20,435	19,462	191,871

Income (loss) from operations	35,257	11,982	(21,258)	25,981	28,505	8,459	(19,462)	17,502
Other income (expense)	676	(162)	2,863	3,377	216	30	(2,227)	(1,981)

Income (loss) before income taxes	35,933	11,820	(18,395)	29,358	28,721	8,489	(21,689)	15,521
Income tax expense	—	—	(5,896)	(5,896)	—	—	(3,157)	(3,157)

Net income (loss)	35,933	11,820	(24,291)	23,462	28,721	8,489	(24,846)	12,364
Less: net income attributable to non- controlling interest	(519)	—	—	(519)	(1,823)	—	—	(1,823)

Net income (loss) attributable to Radiant Logistics, Inc.	$35,414	$11,820	$(24,291)	$22,943	$26,898	$8,489	$(24,846)	$10,541

	Year Ended June 30, 2021				Year Ended June 30, 2020
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.3%	0.0%	N/A	42.6%	47.6%	0.0%	N/A	41.0%
Personnel costs	20.4%	39.8%	N/A	25.1%	23.0%	44.6%	N/A	27.5%
Selling, general and administrative expenses	8.4%	17.1%	N/A	11.1%	11.1%	19.1%	N/A	14.1%
Depreciation and amortization	2.1%	7.7%	N/A	7.5%	2.4%	6.9%	N/A	7.9%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $8.2 million, or 9.6%, to $94.0 million for the year ended June 30, 2021. The increase is primarily due to increased net revenues from operating partners. As a percentage of net revenues, operating partner commissions increased 160 basis points to 42.6% from 41.0% for the years ended June 30, 2021 and 2020, respectively, primarily due to significantly lower disaster relief project work, which resulted in smaller operating partner commission payments in the year ended June 30, 2020.

Personnel costs decreased $2.3 million, or 4.0%, to $55.4 million for the year ended June 30, 2021. The decrease is primarily due to temporary work force reductions and temporary compensation reductions as a result of management response to COVID-19, particularly for the first two quarters of the year. As a percentage of net revenues, personnel costs decreased 247 basis points to 25.1% from 27.5% for the years ended June 30, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $5.1 million, or 17.3%, to $24.4 million for the year ended June 30, 2021. The decrease is primarily attributable to decreased bad debt expense, claims, professional services and travel. As a percentage of net revenues, SG&A decreased 305 basis points to 11.1% from 14.1% for the years ended June 30, 2021 and 2020, respectively.

Depreciation and amortization costs remained around $16.6 million for both years ended June 30, 2021 and 2020. As a percentage of net revenues, depreciation and amortization decreased 38 basis points to 7.5% from 7.9% for the years ended June 30, 2021 and 2020, respectively.

The transition, lease termination, and other costs increased $0.5 million for the year ended June 30, 2020.

Change in fair value of contingent consideration was a loss of $4.4 million for the year ended June 30, 2021, compared to a loss of $1.8 million for the year ended June 30, 2020. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Net other income (expenses) increased by $5.4 million, or 270.5%, to net other income of $3.4 million for the year ended June 30, 2021 primarily due to gain on the forgiveness of the PPP loans offered under the CARES Act as a result of the COVID-19 pandemic.

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

The following table provides a reconciliation for the fiscal years ended June 30, 2021 and 2020 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Year Ended June 30, 2021				Year Ended June 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$35,414	$11,820	$(24,291)	$22,943	$26,898	$8,489	$(24,846)	$10,541
Income tax expense	—	—	5,896	5,896	—	—	3,157	3,157
Depreciation and amortization	3,929	2,586	10,127	16,642	4,300	2,001	10,270	16,571
Net interest expense	—	—	2,531	2,531	—	—	2,826	2,826

EBITDA	39,343	14,406	(5,737)	48,012	31,198	10,490	(8,593)	33,095

Share-based compensation	378	218	475	1,071	894	212	557	1,663
Change in fair value of contingent consideration	—	—	4,350	4,350	—	—	1,752	1,752
Acquisition related costs	—	—	42	42	—	—	577	577
Litigation costs	—	—	535	535	—	—	1,061	1,061
Gain on litigation settlement, net	—	—	(25)	(25)	—	—	—	—
Transition, lease termination, and other costs	—	—	—	—	560	26	—	586
Change in fair value of interest rate swap contracts	—	—	594	594	—	—	(600)	(600)
Gain on forgiveness of debt	—	—	(5,987)	(5,987)	—	—	—	—
Foreign currency transaction loss (gain)	(179)	368	—	189	155	(30)	—	125

Adjusted EBITDA	$39,542	$14,992	$(5,753)	$48,781	$32,807	$10,698	$(5,246)	$38,259
Adjusted EBITDA as a % of net revenues (1)	21.1%	44.4%	N/A	22.1%	18.2%	37.0%	N/A	18.3%
(1)
Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $10.5 million, or 27.5% to $48.8 million for the year ended June 30, 2021.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Adapting to COVID-19, we have curtailed mergers and acquisitions activities and suspended the stock buy-back program through our third fiscal quarter, but reinitiated the stock buy-back program starting in the fourth quarter of the fiscal year ended June 30, 2021. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2021, we have $13.7 million in cash on hand to serve as adequate working capital.

Fiscal year ended June 30, 2021 compared to fiscal year ended June 30, 2020

Net cash provided by operating activities were $14.1 million and $29.9 million for the fiscal years ended June 30, 2021 and 2020, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts payable and accounts receivable. Compared to the prior fiscal year, cash provided by operating activities decreased mainly due to increased accounts receivable balance from customers and partially offset by increased payables to vendors.

Net cash used for investing activities were $11.1 million and $14.1 million for the years ended June 30, 2021 and 2020, respectively. The primary uses of cash were for acquisition and purchases of technology and equipment. Cash paid for acquisitions was $9.2 million for the fiscal year ended June 30, 2020. Cash paid for purchases of technology and equipment were $11.4 million and $5.2 million for the years ended June 30, 2021 and 2020, respectively.

Net cash used for financing activities was $23.7 million and net cash provided by financing activities was $12.3 million for the fiscal years ended June 30, 2021 and 2020, respectively. Gross proceeds from the credit facility was $6.4 million and gross repayments from the credit facility was $21.4 million during the fiscal year ended June 30, 2021. Gross proceeds from the credit facility was $586.3 million and gross repayments to the credit facility was $570.1 million for the fiscal year ended June 30, 2020. Proceeds from the PPP loans was $5.9 million received during the fiscal year ended June 30, 2020. Payments of debt issuance costs was $1.9 million for the fiscal year ended June 30, 2020. Repayments of notes payable and finance lease liability were $4.7 million and $4.3 million for the fiscal years ended June 30, 2021 and 2020, respectively. Repurchases of common stock were $1.9 million and $2.5 million for the fiscal years ended June 30, 2021 and 2020, respectively. Payments of contingent consideration was $2.0 million for the year ended June 30, 2021. Distributions to non-controlling interest were $1.0 million and $1.3 million for the fiscal years ended June 30, 2021 and 2020, respectively. Proceeds from employees’ exercise of stock options were $1.4 million and $0.6 million for the fiscal years ended June 30, 2021 and 2020, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for each of the fiscal years ended June 30, 2021 and 2020. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.2 million for each of the fiscal years ended June 30, 2021 and 2020.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Acquisitions

Below are descriptions of recent acquisitions in the last two fiscal years.

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

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we will continuously develop and enhance our technology platform to align with current and future business requirements. During the year ended June 30, 2021, we spent approximately $2.1 million on technology enhancements and software systems in order to increase our operating efficiency and improve technology offerings. We intend to spend in excess of $3.5 million during the fiscal year ended June 30, 2022 in order to continue enhancing our technology platform, which we expect will include elements focused on customer facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On June 30, 2021, the borrowings outstanding on the Revolving Credit Facility was $15 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company’s $75 million facility dated June 14, 2017.

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

The term of the Company’s PPP loans was two years. The annual interest rate on the PPP loans was 1% and no payments of principal or interest would have been due until the conclusion of the deferral period. The deferral period would end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan were not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal could be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The PPP loan was recognized on the Company’s June 30, 2020 consolidated balance sheet as notes payable and was derecognized when forgiven during the year ended June 30, 2021.

As of June 30, 2021, all PPP loans totaling $5.9 million were forgiven, including $0.06 million of interest previously accrued.

Off Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Renton, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 20, 2021 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill

As described in Notes 3 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $72.6 million as of June 30, 2021. The Company performs goodwill impairment testing annually as of April 1, or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. The Company estimates the fair value of each reporting unit based on a combination of an income approach, that utilizes discounted cash flows specific to each reporting unit, and a market approach, that considers guideline public company market multiples.

We identified the determination of the fair value of each reporting unit included in the Company’s annual goodwill impairment test as a critical audit matter. The key assumptions utilized by management in the determination of the fair value under the income approach include projected revenue growth rates, profit margins, operating expenses, terminal value and discount rates for each of the Company’s reporting units. The key assumptions utilized by management in the determination of the fair value under the market approach include the selection of guideline public companies utilized. Changes to these assumptions can have a significant impact on the fair value of each reporting unit. Auditing management’s valuation methods and assumptions utilized in estimating the fair value of the reporting units involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls relating to management’s goodwill impairment tests, including management’s review of the key assumptions and judgments used in determining the valuation methodology for the measurement of the fair value of each reporting unit.

•
Evaluating management’s ability to forecast cash flows and the reasonableness of management’s assumptions used to develop cash flow forecasts and projections by comparing them to prior period forecasts, historical operating performance, internal and external communications made by the Company, and forecasted information included in industry reports.

•
Testing the accuracy and completeness of the data used by management to develop its projections.

•
Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the methodologies used by management to determine the fair value of each reporting unit including the weighting of the income and market approaches; (ii) assessing the underlying projections by comparing key assumptions to historical levels and guideline public companies; (iii) evaluating the reasonableness of assumptions used in the income and market approaches including discount rates, terminal values, present value factors, market multiples, and the control premium; and (iv) testing the mathematical accuracy of the Company’s calculations.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Seattle, Washington

September 20, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Radiant Logistics, Inc.

Renton, Washington

Opinion on Internal Control over Financial Reporting

We have audited Radiant Logistics, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated September 20, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over (1) revenue, and (2) operating partner commissions have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated September 20, 2021 on those consolidated financial statements.

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

/s/ BDO USA, LLP

Seattle, Washington

September 20, 2021

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,696	$34,841
Accounts receivable, net of allowance of $1,489 and $1,990, respectively	117,349	71,838
Contract assets	27,753	16,312
Income tax receivable	—	780
Prepaid expenses and other current assets	17,512	16,817
Total current assets	176,310	140,588

Property, technology, and equipment, net	24,151	18,712

Goodwill	72,582	72,199
Intangible assets, net	41,404	51,192
Operating lease right-of-use assets	39,022	12,580
Deposits and other assets	3,772	4,769
Total other long-term assets	156,780	140,740
Total assets	$357,241	$300,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87,941	$65,003
Operating partner commissions payable	13,779	9,131
Accrued expenses	6,801	6,538
Income tax payable	2,713	—
Current portion of notes payable	4,446	3,800
Current portion of operating lease liability	6,989	6,121
Current portion of finance lease liability	743	688
Current portion of contingent consideration	2,600	2,127
Other current liabilities	345	308
Total current liabilities	126,357	93,716

Notes payable, net of current portion	24,000	48,091
Operating lease liability, net of current portion	34,899	7,192
Finance lease liability, net of current portion	1,809	2,476
Contingent consideration, net of current portion	4,663	2,813
Deferred income taxes	4,021	7,484
Other long-term liabilities	89	93
Total long-term liabilities	69,481	68,149
Total liabilities	195,838	161,865

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,832,205 and 50,188,486 shares issued, and 49,930,389 and 49,555,639 shares outstanding, respectively	32	32
Additional paid-in capital	104,228	102,214
Treasury stock, at cost, 901,816 and 632,847 shares, respectively	(4,658)	(2,749)
Retained earnings	60,367	37,424
Accumulated other comprehensive income	1,141	445
Total Radiant Logistics, Inc. stockholders’ equity	161,110	137,366
Non-controlling interest	293	809
Total equity	161,403	138,175
Total liabilities and equity	$357,241	$300,040

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2021	2020
Revenues	$889,124	$855,197

Operating expenses:
Cost of transportation and other services	668,299	645,824
Operating partner commissions	94,040	85,821
Personnel costs	55,378	57,679
Selling, general and administrative expenses	24,434	29,548
Depreciation and amortization	16,642	16,571
Transition, lease termination, and other costs	—	500
Change in fair value of contingent consideration	4,350	1,752
Total operating expenses	863,143	837,695

Income from operations	25,981	17,502

Other income (expense):
Interest income	18	59
Interest expense	(2,549)	(2,885)
Foreign currency transaction loss	(189)	(125)
Change in fair value of interest rate swap contracts	(594)	600
Gain on forgiveness of debt	5,987	—
Other	704	370
Total other income (expense)	3,377	(1,981)

Income before income taxes	29,358	15,521

Income tax expense	(5,896)	(3,157)

Net income	23,462	12,364
Less: net income attributable to non-controlling interest	(519)	(1,823)

Net income attributable to Radiant Logistics, Inc.	$22,943	$10,541

Other comprehensive income:
Foreign currency translation gain	696	258
Comprehensive income	$24,158	$12,622

Income per share:
Basic	$0.46	$0.21
Diluted	$0.45	$0.21

Weighted average common shares outstanding:
Basic	49,890,945	49,600,506
Diluted	51,208,295	51,091,799

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
	Shares	Amount	Capital	Stock	Earnings	Income	Equity	Interest	Equity
Balance as of June 30, 2019	49,586,464	$31	$100,186	$(253)	$26,883	$187	$127,034	$246	$127,280
Issuance of common stock to shareholders of acquired business	45,086	—	250	—	—	—	250	—	250
Repurchase of common stock	(541,049)	—	—	(2,496)	—	—	(2,496)	—	(2,496)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	176,730	—	(326)	—	—	—	(326)	—	(326)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	288,408	1	441	—	—	—	442	—	442
Distribution to non-controlling interest	—	—	—	—	—	—	—	(1,260)	(1,260)
Share-based compensation	—	—	1,663	—	—	—	1,663	—	1,663
Net income	—	—	—	—	10,541	—	10,541	1,823	12,364
Other comprehensive income	—	—	—	—	—	258	258	—	258

Balance as of June 30, 2020	49,555,639	$32	$102,214	$(2,749)	$37,424	$445	$137,366	$809	$138,175
Repurchase of common stock	(268,969)	—	—	(1,909)	—	—	(1,909)	—	(1,909)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	155,046	—	(334)	—	—	—	(334)	—	(334)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	488,673	—	1,277	—	—	—	1,277	—	1,277
Distribution to non-controlling interest	—	—	—	—	—	—	—	(1,035)	(1,035)
Share-based compensation	—	—	1,071	—	—	—	1,071	—	1,071
Net income	—	—	—	—	22,943	—	22,943	519	23,462
Other comprehensive income	—	—	—	—	—	696	696	—	696
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,367	$1,141	$161,110	$293	$161,403

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$23,462	$12,364
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,071	1,663
Amortization of intangible assets	10,120	10,259
Depreciation and amortization of property, technology, and equipment	6,522	6,312
Deferred income tax benefit	(3,392)	(411)
Amortization of debt issuance costs	522	305
Change in fair value of contingent consideration	4,350	1,752
Gain on forgiveness of debt	(5,987)	—
Other	(695)	499
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(43,495)	20,605
Contract assets	(11,392)	1,428
Income tax receivable/payable	3,578	(266)
Prepaid expenses, deposits, and other assets	7,672	(2,983)
Accounts payable	24,078	(9,618)
Operating partner commissions payable	4,648	(3,768)
Accrued and other liabilities	(6,962)	(7,981)
Payment of contingent consideration	—	(280)
Net cash provided by operating activities	14,100	29,880

INVESTING ACTIVITIES:
Payments to acquire businesses	—	(9,150)
Purchases of property, technology, and equipment	(11,431)	(5,175)
Proceeds from sale of property, technology, and equipment	358	182
Net cash used for investing activities	(11,073)	(14,143)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	6,371	586,316
Repayment of revolving credit facility	(21,371)	(570,105)
Proceeds from notes payable	—	5,925
Payments of debt issuance costs	—	(1,878)
Repayments of notes payable and finance lease liability	(4,721)	(4,281)
Repurchases of common stock	(1,909)	(2,496)
Payments of contingent consideration	(2,027)	(47)
Distribution to non-controlling interest	(1,035)	(1,260)
Proceeds from exercise of stock options	1,446	625
Payments of employee tax withholdings related to vesting of restricted stock awards	(334)	(326)
Payments of employee tax withholdings related to cashless exercise of stock options	(169)	(184)
Net cash provided by (used for) financing activities	(23,749)	12,289

Effect of exchange rate changes on cash and cash equivalents	(423)	1,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,145)	29,421
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	34,841	5,420

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,696	$34,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$6,520	$3,852
Interest paid	$2,021	$2,626

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of non-cash investing and financing activities:

During the twelve months ended June 30, 2021, Paycheck Protection Program (the “PPP”) Loans totaling $5,925 were forgiven, including $62 of interest previously accrued.

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

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc. and its consolidated subsidiaries (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations, including a number of independent agents, who we also refer to as our “strategic operating partners” that operate exclusively on our behalf including approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services including materials management and distribution services (collectively, “Materials Management and Distribution” or “MM&D” services), and customs house brokerage ("CHB") services to complement our core transportation service offering.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and applies to contract modifications made before December 31, 2022. As of June 30, 2021, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

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

The Company derives a substantial portion of its revenue through independently owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up for any deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. As of June 30, 2021, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve accounts. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amounts and generally would reserve for them.

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

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings, and market approach, which utilizes a selection of guideline public companies. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

As of June 30, 2021, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the years ended June 30, 2021 and 2020.

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

The Company also provides materials management and distribution ("MM&D") services for its customers under contracts generally ranging from a few months to five years and include renewal provisions. These MM&D service contracts provide for inventory management, order fulfilment and warehousing of the Customer’s product and arrangement of transportation of the customer’s product. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the services provided by the Company as they are performed. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized over time based on the level of activity volume.

Other services include primarily customs house brokerage ("CHB") services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

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

The Company had certain major customers. For the year ended June 30, 2021, there were no customer whose revenue individually represented 10% or more of consolidated revenues. For the year ended June 30, 2020, revenue from one customer of our U.S. operating segment represents $126,913, or 14.8%, of the Company’s consolidated revenues.

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the years ended June 30, 2021 and 2020, respectively, are as follows:

	Year Ended June 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$761,898	$97,418	$(489)	$858,827
Value-added services (1)	8,887	21,410	—	30,297
Total	$770,785	$118,828	$(489)	$889,124

Timing of Revenue Recognition:
Services transferred over time	$768,421	$118,828	$(489)	$886,760
Services transferred at a point in time	2,364	—	—	2,364
Total	$770,785	$118,828	$(489)	$889,124

	Year Ended June 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$745,097	$80,090	$(671)	$824,516
Value-added services (1)	14,142	16,539	—	30,681
Total	$759,239	$96,629	$(671)	$855,197

Timing of Revenue Recognition:
Services transferred over time	$756,521	$96,629	$(671)	$852,479
Services transferred at a point in time	2,718	—	—	2,718
Total	$759,239	$96,629	$(671)	$855,197

(1) Value added services include MM&D, CHB, and other services.

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2021 and 2020, the Company’s contributions under the plan were $1,347 and $1,302, respectively.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Interest and penalties, if any, are recorded as a component of interest expense or other expense, respectively. Currently, the Company does not have any accruals for uncertain tax positions.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of June 30, 2021, there was no material impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal years ended June 30, 2021 and 2020 are immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the fiscal years ended June 30, 2021 and 2020 are immaterial.

q) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2021, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the consolidated statements of comprehensive income.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2021	2020
Numerator:
Net income attributable to Radiant Logistics, Inc.	$22,943	$10,541

Denominator:
Weighted average common shares outstanding, basic	49,890,945	49,600,506
Dilutive effect of share-based awards	1,317,350	1,491,293

Weighted average common shares outstanding, diluted	51,208,295	51,091,799

Potentially dilutive common shares excluded	122,875	475,743

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

In March 2021, the Company commenced a new lease for office space in Renton, Washington. The lease has an eleven-year term ending in April 2032 replacing office space leased at Bellevue, Washington, which expired in May 2021.

The components of lease expense were as follows:

	Year Ended June 30,
(In thousands)	2021	2020
Operating:
Operating lease cost	$7,762	$7,012

Financing:
Amortization of leased assets	616	619
Interest on lease liabilities	137	170

Total finance lease cost	$753	$789

Supplemental cash flow information related to leases was as follows:

	Year Ended June 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$7,455	$7,393
Operating cash flows arising from finance leases	139	169
Financing cash flows arising from finance leases	716	675

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$33,089	$3,341
Finance leases	38	28

Supplemental balance sheet information related to leases was as follows:

	June 30,
(In thousands)	2021	2020
Operating lease:
Operating lease right-of-use assets	$39,022	$12,580

Current portion of operating lease liability	6,989	6,121
Operating lease liability, net of current portion	34,899	7,192

Total operating lease liabilities	$41,888	$13,313

Finance lease:
Property, technology, and equipment, net	$2,663	$3,254

Current portion of finance lease liability	743	688
Finance lease liability, net of current portion	1,809	2,476

Total finance lease liabilities	$2,552	$3,164

Weighted average remaining lease term:
Operating leases	7.1 years	2.9 years
Finance leases	4.4 years	5.0 years

Weighted average discount rate:
Operating leases	4.11%	3.22%
Finance leases	4.75%	4.52%

As of June 30, 2021, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2022	$8,482	$840
2023	7,246	648
2024	6,783	573
2025	6,859	541
2026	6,365	176
Thereafter	11,213	—

Total lease payments	46,948	2,778

Less imputed interest	(5,060)	(226)

Total lease liability	$41,888	$2,552

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,
(In thousands)	Useful Life	2021	2020
Computer software	3 - 5 years	$23,967	$21,884
Trailers and related equipment	3 - 15 years	6,902	6,733
Office and warehouse equipment	3 - 15 years	8,650	3,980
Leasehold improvements	(1)	5,595	3,799
Computer equipment	3 - 5 years	3,885	3,054
Furniture and fixtures	3 - 15 years	1,720	1,017

		50,719	40,467
Less: accumulated depreciation and amortization		(26,568)	(21,755)

		$24,151	$18,712

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $6,522 and $6,312 for the years ended June 30, 2021 and 2020, respectively. Computer software includes approximately $568 and $174 of software in development as of June 30, 2021 and 2020, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amounts of goodwill for the years ending June 30, 2021 and 2020:

(In thousands)	Total
Balance as of June 30, 2019	$65,389
Acquisition	6,810

Balance as of June 30, 2020	$72,199
Foreign currency translation gain	383

Balance as of June 30, 2021	$72,582

At June 30, 2021, the Company had $72,582 of goodwill; $50,801 is attributable to the U.S. reporting unit, while $21,781 is attributable to the Canadian reporting unit. The Company assesses goodwill for impairment annually as of April 1, or more frequently, if events and circumstances indicate impairment may have occurred.

We considered the uncertainties from COVID-19 as part of our determination as to whether any triggering events occurred in the period after the most recent annual assessment of goodwill for impairment dated April 1, 2021, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of June 30, 2021.

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

Intangible Assets

Intangible assets consisted of the following as of June 30, 2021 and 2020:

	June 30, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.2 years	$102,713	$(70,490)	$32,223
Trade names and trademarks	8.6 years	15,119	(6,349)	8,770
Covenants not to compete	3.4 years	1,433	(1,022)	411

		$119,265	$(77,861)	$41,404

	June 30, 2020
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	5.1 years	$102,153	$(61,227)	$40,926
Trade names and trademarks	9.6 years	14,977	(5,268)	9,709
Covenants not to compete	4.3 years	1,433	(876)	557

		$118,563	$(67,371)	$51,192

Total amortization expense amounted to $10,120 and $10,259 for the years ended June 30, 2021 and 2020, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022	$9,555
2023	9,077
2024	8,701
2025	6,710
2026	1,926

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,
(In thousands)	2021	2020
Revolving Credit Facility	$15,000	$30,000
Senior Secured Loans	13,690	16,302
Other debt	—	5,925
Unamortized debt issuance costs	(244)	(336)

Total notes payable	28,446	51,891
Less: current portion	(4,446)	(3,800)

Total notes payable, net of current portion	$24,000	$48,091

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022	$4,446
2023	4,751
2024	4,493
2025	15,000

$28,690

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of June 30, 2021 and 2020, the interest rates used were 2.10% and 2.19%, respectively.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of June 30, 2021, the borrowings outstanding on the Revolving Credit Facility was $15,000 and the Company was in compliance with all of its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. The amount of approximately $600 is recorded as deposits and other assets in the accompanying consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of June 30, 2021, $9,733 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of June 30, 2021, $3,957 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of June 30, 2021, the Company was in compliance with all of its covenants.

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

The term of the Company’s PPP loans was two years. The annual interest rate on the PPP loans was 1% and no payments of principal or interest would have been due until the conclusion of the deferral period. The deferral period would end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan were not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal could be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The PPP loan was recognized on the Company’s June 30, 2020 consolidated balance sheet as notes payable and was derecognized when forgiven during the year ended June 30, 2021.

As of June 30, 2021, all PPP loans totaling $5,925 were forgiven, including $62 of interest previously accrued.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s consolidated balance sheets at their fair values and consist of interest rate swap contracts at June 30, 2021 and 2020. On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of June 30, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $6 recognized in deposits and other assets in the consolidated balance sheet. As of June 30, 2020, the derivative instrument had a total notional amount of $30,000 and a fair value of $600 recorded in deposits and other assets on the consolidated balance sheet. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at June 30, 2021 or 2020.

Common Stock

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors had approved the renewal of the repurchase program through December 31, 2021. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 268,969 shares of its common stock at an average cost of $7.10 per share for an aggregate cost of $1,909 during the fiscal year ended June 30, 2021. During the fiscal year ended June 30, 2020, the Company purchased 541,049 shares of its common stock at an average cost of $4.61 per share for an aggregate cost of $2,496.

NOTE 11 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by RGL and 60% by RCP, a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to a majority of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board members of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties.

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

RLP recorded profits of $865 and $3,039 for the years ended June 30, 2021 and 2020, respectively. RCP’s distributable share was $519 and $1,823 for the years ended June 30, 2021 and 2020, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

(In thousands)	June 30,
	2021	2020
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$488	$1,392
Prepaid expenses and other current assets	1	1

	$489	$1,393

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$2	$45
Partners’ capital	487	1,348

	$489	$1,393

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of June 30, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	6	6

	Fair Value Measurements as of June 30, 2020
	Level 3	Total
Contingent consideration	$(4,940)	$(4,940)
Interest rate swap contracts (derivatives)	600	600

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2019	$(375)	$—
Increase related to accounting for acquisitions	(3,140)	—
Contingent consideration paid	327	—
Change in fair value	(1,752)	600

Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	2,027	—
Change in fair value	(4,350)	(594)

Balance as of June 30, 2021	$(7,263)	$6

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

As discussed in Note 9, derivative instruments are carried at fair value on the consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets.

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

NOTE 13 – INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Year ended June 30,
(In thousands)	2021	2020
Current:
Federal	$4,852	$1,587
State	1,731	614
Foreign	2,705	1,367
Total current	9,288	3,568

Deferred:
Federal	(3,516)	(893)
State	(619)	(87)
Foreign	743	569
Total deferred	(3,392)	(411)

Total income tax expense	$5,896	$3,157

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
(In thousands)	2021	2020
Income tax expense at U.S. statutory rate (21%)	$6,162	$2,238
PPP loan forgiveness	(1,218)	—
Permanent differences	25	69
State income taxes, net of federal benefit	745	416
Foreign tax rate differential	891	291
GILTI & FDII	(425)	—
Stock compensation	(294)	(186)
Other, net	10	329

Total income tax expense	$5,896	$3,157

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2021	2020
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$323	$308
Accruals	842	509
Share-based compensation	1,209	1,321
Operating lease liabilities	11,049	1,779
Operating lease ROU asset	(10,541)	(1,660)
Property, technology, and equipment basis differences	(2,980)	(4,536)
Goodwill deductible for tax purposes	(492)	(781)
Intangible assets	(2,816)	(4,819)
Other, net	(615)	395

Net deferred tax liabilities	$(4,021)	$(7,484)

The Company’s effective tax rate for the fiscal year ended June 30, 2021 is lower than the U.S. federal statutory rate primarily due to PPP loan forgiveness, benefit from foreign-derived intangible income and windfall benefit from exercise of stock options. The Company’s effective tax rate for the fiscal year ended June 30, 2020 is higher than the U.S. federal statutory rate primarily due to state and foreign income taxes. The Company does not have any uncertain tax positions.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. The Company was under examination by the U.S. Internal Revenue Service (the “IRS”) for the tax year ending June 30, 2018. In January 2021, the IRS issued a letter confirming that the audit was complete and there were no findings as a result. Tax years that remain subject to examination by the IRS are the years ended June 30, 2019, June 30, 2020 and June 30, 2021. Tax years that remain subject to examination by state authorities are the years ended June 30, 2017 through June 30, 2021. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2015 through June 30, 2021. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment.

During the fiscal year ended June 30, 2020, the Canadian Revenue Agency completed its examination of Radiant Global Logistics (Canada) Inc. for the tax period ending March 31, 2015. The examination resulted in an additional income tax of an immaterial amount, which was recorded during the fiscal year ended June 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). The Company did not pay income tax in most jurisdictions from funds recovered under the Paycheck Protection Program of the CARES Act in May of 2020 – see Note 8. Otherwise, the CARES Act did not have a material impact on the Company’s income tax provision for the years ended June 30, 2021 and 2020.

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

Restricted Stock Awards

During the years ended June 30, 2021 and 2020, the Company recognized share-based compensation expense related to restricted stock awards of $1,039 and $1,168, respectively. As of June 30, 2021, the Company had approximately $1,593 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 1.76 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2020	755,872	$5.07
Vested	(213,326)	4.94
Granted	243,009	5.06
Forfeited	(80,974)	5.09

Unvested balance as of June 30, 2021	704,581	$5.10

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the years ended June 30, 2021 and 2020, the Company recognized share-based compensation expense related to stock options of $32 and $495, respectively. The aggregate intrinsic value of options exercised was $1,920 and $812, respectively for the years ended June 30, 2021 and 2020. As of June 30, 2021, the Company had approximately $365 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 4.77 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2020	1,995,368	$3.46	3.75	$1,653
Granted	100,000	7.45	—	—
Exercised	(630,926)	3.48	—	1,920
Forfeited	(50,000)	3.37	—	—

Outstanding as of June 30, 2021	1,414,442	$3.73	3.56	$4,573

Exercisable as of June 30, 2021	1,289,442	$3.44	3.03	$4,494

For the year ended June 30, 2021 the weighted average fair value per share of stock options granted was $3.53. There were no stock options granted during the year ended June 30, 2020. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended June 30, 2021
Risk-free interest rate	1.08%
Expected term	6.5 years
Expected volatility	47.50 - 47.97%
Expected dividend yield	0.00%

The following table summarizes outstanding and exercisable options by exercise price range as of June 30, 2021:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$1.50 - $1.99	194,357	$1.88	1.96	$981	194,357	$1.88	1.96	$981
$2.00 - $2.49	175,864	2.29	0.76	816	175,864	2.29	0.76	816
$2.50 - $2.99	50,000	2.75	2.67	209	50,000	2.75	2.67	209
$3.00 - $3.49	281,309	3.15	3.65	1,064	261,309	3.15	3.54	988
$3.50 - $3.99	110,000	3.76	4.38	349	110,000	3.76	4.38	349
$4.00 - $4.49	153,405	4.13	3.51	430	153,405	4.13	3.51	430
$4.50 - $4.99	258,095	4.58	3.64	607	258,095	4.58	3.64	607
$5.00 - $5.49	56,412	5.21	3.84	97	56,412	5.21	3.84	97
$5.50 - $5.99	—	—	—	—	—	—	—	—
$6.00 - $6.49	25,000	6.18	5.86	18	20,000	6.18	5.86	15
$6.50 - $6.99	10,000	6.77	4.08	2	10,000	6.77	4.08	2
$7.00 - $7.49	100,000	7.45	9.93	—	—	—	—	—

	1,414,442	$3.73	3.56	$4,573	1,289,442	$3.44	3.03	$4,494

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of June 30, 2021.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)	2022	2023	2024	Total
Earn-out payments:
Cash	$2,600	$1,941	$2,722	$7,263

Total estimated earn-out payments	$2,600	$1,941	$2,722	$7,263

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

As of and for Year Ended June 30, 2021			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$770,785	$118,828	$(489)	$889,124
Income (loss) from operations	35,257	11,982	(21,258)	25,981
Other income (expense)	676	(162)	2,863	3,377
Income (loss) before income taxes	35,933	11,820	(18,395)	29,358
Depreciation and amortization	3,929	2,586	10,127	16,642
Total assets	290,912	66,329	—	357,241
Property, technology, and equipment, net	13,613	10,538	—	24,151
Goodwill	50,801	21,781	—	72,582

As of and for Year Ended June 30, 2020
(In thousands)
Revenues	$759,239	$96,629	$(671)	$855,197
Income (loss) from operations	28,505	8,459	(19,462)	17,502
Other income (expense)	216	30	(2,227)	(1,981)
Income (loss) before income taxes	28,721	8,489	(21,689)	15,521
Depreciation and amortization	4,300	2,001	10,270	16,571
Total assets	273,457	26,583	—	300,040
Property, technology, and equipment, net	12,994	5,718	—	18,712
Goodwill	50,801	21,398	—	72,199

NOTE 17 - BUSINESS COMBINATION

On February 7, 2020 the Company acquired the assets and operations of two of its Adcom agency locations: Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”) through its wholly-owned subsidiary, Radiant Global Logistics, Inc. Friedway and CIC2 continue to provide a full range of domestic and international services from the mid-Atlantic region operating under the Radiant brand. The acquired agencies are expected to strengthen and diversify Radiant’s network of Company-owned operations and continue to provide a full range of hyper-care domestic and international transportation and logistics service to customers in medical device, high-tech and trade-show industries. The goodwill recognized is attributable to expanded service lines and geographic footprint. The acquisitions of Friedway and CIC2 were accounted for as purchases of a business under ASC 805 Business Combinations.

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

The fair values of the intangible assets were estimated by the Company with the assistance of valuation specialists. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the U.S. operating segment and is expected to be deductible for income tax purposes over a period of 15 years.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act as of June 30, 2021, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

Based on management’s assessment based on the criteria of COSO, we concluded that, as of June 30, 2021, our internal control over financial reporting was not effective due to the following material weaknesses that existed as of June 30, 2021.

•
The Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenue.
•
The Company does not have effective internal controls over the calculation of operating partner commissions. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in operating partner commissions as the design of the controls lacks the level of precision that ensures the completeness and accuracy of operating partner commissions.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses did not result in material misstatements to the consolidated financial statements. However, these material weaknesses could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

BDO USA, LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is set forth on page 36 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

We are evaluating the material weaknesses and have considered plans for remediation to strengthen our internal controls over the recording of revenues and related to the calculation of operating partner commissions.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, (which we refer to as our “2021 Proxy Statement”).

Our Code of Business Conduct and Ethics, which applies to all of our directors, executive officers and employees, is available in the “About—Governance” section of our website located at www.radiantdelivers.com. In addition, printed copies of our Code of Business Conduct and Ethics are available upon written request to Attn: Human Resources, Radiant Logistics, Inc., Triton Towers Two, 700 S. Renton Village Place, Seventh Floor, Renton, Washington 98057. Any waiver of our Code of Business Conduct and Ethics for our employees may be made only by our CEO and, with respect to or director or executive officers, our Board of Directors and will be promptly disclosed as required by law and NYSE rules. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of our Code of Business Conduct and Ethics by posting such information in the “About—Governance” section of our website located at www.radiantdelivers.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Audit and Executive Oversight Committee Report” and “Director Compensation” in our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as part of this Report

(1) All Financial Statements and Supplemental Information

The Company’s consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/2019

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 1, 2012 by and between Wheels Group Inc. and Tim Boyce+		8-K		10.4	4/8/15

10.5	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+		10-K	6/30/16	10.5	9/13/16

10.6	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.7	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.8	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.9	Discretionary Management Incentive Compensation Plan effective July 1, 2012+		8-K		10.5	5/14/12

10.10	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

10.11	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.5	2/12/13

10.12	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	12/31/12	10.7	2/12/13

10.13	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.8	2/12/13

10.14	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.1	11/9/16

10.15	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.2	11/9/16

10.16	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.3	11/9/16

10.17	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.4	11/9/16

10.18	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.1	2/8/17

10.19	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.2	2/8/17

10.20	Separation and Release Agreement, dated effective as of December 31, 2019, by and between Radiant Global Logistics, Inc. and Tim Boyce	8-K		10.1	12/23/2019

10.21	Independent Contractor Agreement, dated effective as of January 1, 2020, by and between Radiant Global Logistics, Inc. and Tim Boyce	8-K		10.2	12/23/2019

10.22	Credit Agreement, dated March 13, 2020, by and among Radiant Logistics, Inc., the Subsidiaries of the Borrower Party Hereto, and Bank of America, N.A., Bank of Montreal Chicago Branch, MUFG Union Bank, N.A., the Lenders Party Hereto, BofA Securities, Inc.	8-K		10.1	3/19/2020

10.23

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

10.24

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

			8-K	10.3	3/19/2020

10.25	First Lien Pari Passu Intercreditor Agreement, dated as of March 13, 2020, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.		8-K	10.4	3/19/2020

14.1	Code of Business Conduct and Ethics+		10-KSB	14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of BDO USA, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 20, 2021	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jack Edwards	Director	September 20, 2021
Jack Edwards

/s/ Richard P. Palmieri	Director	September 20, 2021
Richard P. Palmieri

/s/ Michael Gould	Director	September 20, 2021
Michael Gould

/s/ Kristin Toth Smith	Director	September 20, 2021
Kristin Toth Smith

/s/ Bohn H. Crain	Chairman and	September 20, 2021
Bohn H. Crain	Chief Executive Officer (Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 20, 2021
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)