Form 10-Q
period 2021-09-30
RADIANT LOGISTICS, INC
filed 2021-11-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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
(Address of principal executive offices) (Zip Code)

(425) 462-1094
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

There were 49,725,365 shares outstanding of the registrant’s common stock as of November 1, 2021.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,477	$13,696
Accounts receivable, net of allowance of $1,569 and $1,489, respectively	143,622	117,349
Contract assets	32,625	27,753
Prepaid expenses and other current assets	22,463	17,512
Total current assets	208,187	176,310

Property, technology, and equipment, net	23,600	24,151

Goodwill	72,091	72,582
Intangible assets, net	38,549	41,404
Operating lease right-of-use assets	36,382	39,022
Deposits and other assets	4,265	3,772
Total other long-term assets	151,287	156,780
Total assets	$383,074	$357,241

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,374	$87,941
Operating partner commissions payable	15,645	13,779
Accrued expenses	7,162	6,801
Income tax payable	134	2,713
Current portion of notes payable	4,419	4,446
Current portion of operating lease liability	7,266	6,989
Current portion of finance lease liability	722	743
Current portion of contingent consideration	2,600	2,600
Other current liabilities	347	345
Total current liabilities	136,669	126,357

Notes payable, net of current portion	37,690	24,000
Operating lease liability, net of current portion	32,578	34,899
Finance lease liability, net of current portion	1,635	1,809
Contingent consideration, net of current portion	4,663	4,663
Deferred income taxes	3,814	4,021
Other long-term liabilities	39	89
Total long-term liabilities	80,419	69,481
Total liabilities	217,088	195,838

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,969,374 and 50,832,205 shares issued, and 49,812,664 and 49,930,389 shares outstanding, respectively	32	32
Additional paid-in capital	104,360	104,228
Treasury stock, at cost, 1,156,710 and 901,816 shares, respectively	(6,333)	(4,658)
Retained earnings	67,446	60,367
Accumulated other comprehensive income	102	1,141
Total Radiant Logistics, Inc. stockholders’ equity	165,607	161,110
Non-controlling interest	379	293
Total equity	165,986	161,403
Total liabilities and equity	$383,074	$357,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2021	2020
Revenues	$286,115	$175,877

Operating expenses:
Cost of transportation and other services	221,233	129,911
Operating partner commissions	28,465	18,589
Personnel costs	15,616	12,777
Selling, general and administrative expenses	6,790	5,654
Depreciation and amortization	4,252	4,159
Total operating expenses	276,356	171,090

Income from operations	9,759	4,787

Other income (expense):
Interest income	3	9
Interest expense	(609)	(580)
Foreign currency transaction gain	271	21
Change in fair value of interest rate swap contracts	(46)	(21)
Other	16	91
Total other expense	(365)	(480)

Income before income taxes	9,394	4,307

Income tax expense	(2,229)	(1,078)

Net income	7,165	3,229
Less: net income attributable to non-controlling interest	(86)	(141)

Net income attributable to Radiant Logistics, Inc.	$7,079	$3,088

Other comprehensive loss:
Foreign currency translation loss	(1,039)	(1,996)
Comprehensive income	$6,126	$1,233

Income per share:
Basic and Diluted	$0.14	$0.06

Weighted average common shares outstanding:
Basic	49,921,061	49,578,590
Diluted	51,116,478	50,925,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended September 30, 2021

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,367	$1,141	$161,110	$293	$161,403
Repurchase of common stock	(254,894)	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	115,616	—	(342)	—	—	—	(342)	—	(342)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	21,553	—	124	—	—	—	124	—	124
Share-based compensation	—	—	350	—	—	—	350	—	350
Net income	—	—	—	—	7,079	—	7,079	86	7,165
Other comprehensive loss	—	—	—	—	—	(1,039)	(1,039)	—	(1,039)
Balance as of September 30, 2021	49,812,664	$32	$104,360	$(6,333)	$67,446	$102	$165,607	$379	$165,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three Months Ended September 30, 2020

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

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$7,165	$3,229
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Share-based compensation	350	144
Amortization of intangible assets	2,521	2,538
Depreciation and amortization of property, technology, and equipment	1,731	1,621
Deferred income tax benefit	(207)	(85)
Amortization of debt issuance costs	127	104
Other	78	(63)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(26,922)	(4,472)
Contract assets	(4,897)	(1,364)
Income tax receivable/payable	(2,583)	(185)
Prepaid expenses, deposits, and other assets	(3,553)	3,251
Accounts payable	10,055	7,453
Operating partner commissions payable	1,866	1,650
Accrued expenses and other liabilities	(1,528)	(377)
Net cash provided by (used for) operating activities	(15,797)	13,444

INVESTING ACTIVITIES:
Purchases of property, technology, and equipment	(1,456)	(2,065)
Proceeds from sale of property, technology, and equipment	5	11
Net cash used for investing activities	(1,451)	(2,054)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	24,461	—
Repayment of revolving credit facility	(9,461)	(20,000)
Repayments of notes payable and finance lease liability	(1,259)	(653)
Repurchases of common stock	(1,675)	—
Distribution to non-controlling interest	—	(720)
Proceeds from exercise of stock options	126	11
Payments of employee tax withholdings related to vesting of restricted stock awards	(342)	(301)
Payments of employee tax withholdings related to cashless exercise of stock options	(2)	(8)
Net cash provided by (used for) financing activities	11,848	(21,671)

Effect of exchange rate changes on cash and cash equivalents	1,181	(679)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,219)	(10,960)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,696	34,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,477	$23,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$5,002	$1,346
Interest paid	$471	$468

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations, including a number of independent agents, who we also refer to as our “strategic operating partners” that operate exclusively on our behalf as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services including materials management and distribution services (collectively, “Materials Management and Distribution” or “MM&D” services), and customs house brokerage (“CHB”) services to complement our core transportation service offering.

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures to contain the virus including vaccination programs. Even as efforts to contain the pandemic have made progress, new variants of the virus may cause additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our business operations and financial results. Although some of the effects have lessened over time, there is substantial uncertainty in the nature and degree of its continued effects over time. As the world continues to respond to COVID-19, we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and applies to contract modifications made before December 31, 2022. As of September 30, 2021, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

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

As of September 30, 2021, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three months ended September 30, 2021 and 2020.

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

h) Business Combinations

The Company accounts for business acquisitions using the acquisition method as required by FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. The assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, are recorded based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Acquisition expenses are expensed as incurred. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

i) Revenue Recognition

The Company’s revenues are primarily from transportation services, which include providing for the arrangement of freight, both domestically and internationally, through modes of transportations, such as air freight, ocean freight, truckload, less than truckload and intermodal. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$247,640	$29,333	$(18)	$276,955
Value-added services (1)	2,714	6,446	—	9,160
Total	$250,354	$35,779	$(18)	$286,115

Timing of Revenue Recognition:
Services transferred over time	$249,479	$35,779	$(18)	$285,240
Services transferred at a point in time	875	—	—	875
Total	$250,354	$35,779	$(18)	$286,115

	Three Months Ended September 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$152,461	$17,523	$(144)	$169,840
Value-added services (1)	2,304	3,733	—	6,037
Total	$154,765	$21,256	$(144)	$175,877

Timing of Revenue Recognition:
Services transferred over time	$154,294	$21,256	$(144)	$175,406
Services transferred at a point in time	471	—	—	471
Total	$154,765	$21,256	$(144)	$175,877

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $356 for the three months ended September 30, 2021 and $306 for the three months ended September 30, 2020.

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

l) Share-Based Compensation

The Company grants restricted stock awards, restricted stock units and stock options to certain directors, officers, and employees. The share-based compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of restricted stock is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the condensed consolidated statements of comprehensive income as part of personnel costs.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of September 30, 2021, there was no material impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2021 and 2020 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three months ended September 30, 2021 and 2020 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of September 30, 2021, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2021	2020
Numerator:
Net income attributable to Radiant Logistics, Inc.	$7,079	$3,088

Denominator:
Weighted average common shares outstanding, basic	49,921,061	49,578,590
Dilutive effect of share-based awards	1,195,417	1,346,797

Weighted average common shares outstanding, diluted	51,116,478	50,925,387

Potentially dilutive common shares excluded	134,783	292,363

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

The components of lease expense were as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Operating:
Operating lease cost	$2,324	$1,773

Financing:
Amortization of leased assets	154	153
Interest on lease liabilities	28	37

Total finance lease cost	$182	$190

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$1,802	$1,872
Operating cash flows arising from finance leases	29	37
Financing cash flows arising from finance leases	183	172

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$65	$572

Supplemental balance sheet information related to leases was as follows:

	September 30,	June 30,
(In thousands)	2021	2021
Operating lease:
Operating lease right-of-use assets	$36,382	$39,022

Current portion of operating lease liability	7,266	6,989
Operating lease liability, net of current portion	32,578	34,899

Total operating lease liabilities	$39,844	$41,888

Finance lease:
Property, technology, and equipment, net	$2,507	$2,663

Current portion of finance lease liability	722	743
Finance lease liability, net of current portion	1,635	1,809

Total finance lease liabilities	$2,357	$2,552

Weighted average remaining lease term:
Operating leases	6.1 years	7.1 years
Finance leases	4.1 years	4.4 years

Weighted average discount rate:
Operating leases	4.07%	4.11%
Finance leases	4.71%	4.75%

As of September 30, 2021, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2022 (remaining)	$6,661	$626
2023	7,214	647
2024	6,749	572
2025	6,808	540
2026	6,313	176
2027	5,654	—
Thereafter	5,482	—

Total lease payments	44,881	2,561

Less imputed interest	(5,037)	(204)

Total lease liability	$39,844	$2,357

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2021	2021
Computer software	3 - 5 years	$24,022	$23,967
Trailers and related equipment	3 - 15 years	6,821	6,902
Office and warehouse equipment	3 - 15 years	9,154	8,650
Leasehold improvements	(1)	5,820	5,595
Computer equipment	3 - 5 years	4,099	3,885
Furniture and fixtures	3 - 15 years	1,744	1,720

		51,660	50,719
Less: accumulated depreciation and amortization		(28,060)	(26,568)

		$23,600	$24,151

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,731 for the three months ended September 30, 2021 and $1,621 for the three months ended September 30, 2020. Computer software includes approximately $595 and $568 of software in development as of September 30, 2021 and June 30, 2021, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2021:

(In thousands)	Total
Balance as of June 30, 2021	$72,582
Foreign currency translation loss	(491)

Balance as of September 30, 2021	$72,091

We considered uncertainties including COVID-19 as part of our determination as to whether any triggering events occurred during the quarter ended September 30, 2021, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of September 30, 2021.

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

Intangible Assets

Intangible assets consisted of the following as of September 30, 2021 and June 30, 2021, respectively:

	September 30, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.0 years	$102,080	$(72,340)	$29,740
Trade names and trademarks	8.4 years	14,973	(6,541)	8,432
Covenants not to compete	3.2 years	1,433	(1,056)	377

		$118,486	$(79,937)	$38,549

	June 30, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.2 years	$102,713	$(70,490)	$32,223
Trade names and trademarks	8.6 years	15,119	(6,349)	8,770
Covenants not to compete	3.4 years	1,433	(1,022)	411

		$119,265	$(77,861)	$41,404

Total amortization expense amounted to $2,521 for the three months ended September 30, 2021 and $2,538 for the three months ended September 30, 2020. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022 (remaining)	$7,033
2023	9,077
2024	8,701
2025	6,710
2026	1,926

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	June 30,
(In thousands)	2021	2021
Revolving Credit Facility	$30,000	$15,000
Senior Secured Loans	12,322	13,690
Unamortized debt issuance costs	(213)	(244)

Total notes payable	42,109	28,446
Less: current portion	(4,419)	(4,446)

Total notes payable, net of current portion	$37,690	$24,000

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022 (remaining)	$3,286
2023	4,644
2024	4,392
2025	30,000

$42,322

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of September 30, 2021, this interest rate used was 2.09%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of September 30, 2021, the borrowings outstanding on the Revolving Credit Facility was $30,000 and the Company was in compliance with all of its covenants.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of September 30, 2021, the Company was in compliance with all of its covenants.

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

The term of the Company’s PPP loans was two years. The annual interest rate on the PPP loans was 1% and no payments of principal or interest would have been due until the conclusion of the deferral period. The deferral period would end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan were not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal could be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The PPP loan was recognized on the Company’s condensed consolidated balance sheet as notes payable and was derecognized when forgiven during the year ended June 30, 2021.

As of September 30, 2021, all PPP loans totaling $5,925 were forgiven, including $62 of interest previously accrued.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of September 30, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $40 recorded in other current liabilities in the condensed consolidated balance sheets. As of June 30, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $6 recognized in deposits and other assets on the condensed consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at September 30, 2021 or June 30, 2021.

Common Stock

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors had approved the renewal of the repurchase program through December 31, 2021. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 254,894 shares of its common stock at an average cost of $6.57 per share for an aggregate cost of $1,675 during the three months ended September 30, 2021. The Company did not purchase any shares of common stock during the three months ended September 30, 2020.

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

Certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties are considered variable interest entities. The Company has power over significant activities of RLP including the fulfillment of its contracts and financing its operations. Additionally, the Company also pays expenses and collects receivables on behalf of RLP. Thus, the Company is the primary beneficiary, RLP qualifies as a variable interest entity, and RLP is consolidated in these condensed consolidated financial statements.

RLP recorded $144 in profits, of which RCP’s distributable share was $86 for the three months ended September 30, 2021. RLP recorded $236 in profits, of which RCP’s distributable share was $141 for the three months ended September 30, 2020. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of September 30, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	(40)	(40)

	Fair Value Measurements as of June 30, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	6	6

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	2,027	—
Change in fair value	(4,350)	(594)

Balance as of June 30, 2021	$(7,263)	$6
Change in fair value	—	(46)

Balance as of September 30, 2021	$(7,263)	$(40)

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

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in other current liabilities on September 30, 2021 and in deposits and other assets on June 30, 2021.

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

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2021 and 2020, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended September 30,
(In thousands)	2021	2020
Current income tax expense	$2,436	$1,163
Deferred income tax benefit	(207)	(85)

Income tax expense	$2,229	$1,078

The Company’s effective tax rates prior to discrete items for the three months ended September 30, 2021 and 2020 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The actual income tax through the three months ended September 30, 2021 results in an effective tax rate of 25% which is higher than the U.S. federal statutory rate due to earnings in foreign operations and state taxes and reduced by $64 of share-based compensation benefits, which is discretely recognized in the quarter and is not a component of the company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2022. The Company does not have any uncertain tax positions.

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

Restricted Stock Awards

Related to restricted stock awards, the Company recognized share-based compensation expense related to restricted stock awards of $327 for the three months ended September 30, 2021 and $157 for the three months ended September 30, 2020. As of September 30, 2021, the Company had approximately $3,019 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.37 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2021	704,581	$5.10
Vested	(168,741)	4.40
Granted	270,626	6.48

Unvested balance as of September 30, 2021	806,466	$5.71

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $23 for the three months ended September 30, 2021 and $(13) for the three months ended September 30, 2020. The aggregate intrinsic value of options exercised was $14 for the three months ended September 30, 2021 and $27 for the three months ended September 30, 2020. As of September 30, 2021, the Company had approximately $342 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 4.57 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2021	1,414,442	$3.73	3.56	$4,573
Exercised	(22,147)	5.79	—	14

Outstanding as of September 30, 2021	1,392,295	$3.70	3.28	$3,854

Exercisable as of September 30, 2021	1,289,442	$3.44	3.03	$4,494

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of September 30, 2021.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2022 (remaining)	2023	2024	Total
Earn-out payments:
Cash	$2,600	$2,111	$2,552	$7,263

Total estimated earn-out payments	$2,600	$2,111	$2,552	$7,263

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

As of and for Three Months Ended September 30, 2021			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$250,354	$35,779	$(18)	$286,115
Income (loss) from operations	11,016	3,410	(4,667)	9,759
Other income (expense)	198	89	(652)	(365)
Income (loss) before income taxes	11,214	3,499	(5,319)	9,394
Depreciation and amortization	932	798	2,522	4,252
Total assets	298,310	84,764	—	383,074
Property, technology, and equipment, net	12,089	11,511	—	23,600
Goodwill	50,801	21,290	—	72,091

As of and for Three Months Ended September 30, 2020
(In thousands)
Revenues	$154,765	$21,256	$(144)	$175,877
Income (loss) from operations	6,620	2,231	(4,064)	4,787
Other income (expense)	215	(103)	(592)	(480)
Income (loss) before income taxes	6,835	2,128	(4,656)	4,307
Depreciation and amortization	1,090	528	2,541	4,159
Total assets	260,839	28,023	—	288,862
Property, technology, and equipment, net	13,442	5,809	—	19,251
Goodwill	50,801	20,270	—	71,071

NOTE 17 – SUBSEQUENT EVENT

Pursuant to the share repurchase program approved on February 4, 2020, we have purchased 94,051 shares of Common Stock subsequent to September 30, 2021 and through November 9, 2021 for a total cost of $613 inclusive of transaction costs, bringing the total shares of Common Stock repurchased under the plan to 1,250,761.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends, and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2021. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations, which includes a number of independent agents, who we also refer to as our “strategic operating partners”, that operate exclusively on our behalf as well as approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

COVID-19

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal and state governments have implemented measures to contain the virus including vaccination programs. Even as efforts to contain the pandemic have made progress, new variants of the virus may cause additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our business operations and financial results. Although some of the effects have lessened over time, there is substantial uncertainty in the nature and degree of its continued effects over time. As the world continues to respond to COVID-19, we are working to do our part by ensuring the safety of our employees, striving to protect the health and well-being of the communities in which we operate.

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

Results of Operations

Three months ended September 30, 2021 and 2020 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$247,640	$29,333	$(18)	$276,955	$152,461	$17,523	$(144)	$169,840
Value-added services	2,714	6,446	—	9,160	2,304	3,733	—	6,037
	250,354	35,779	(18)	286,115	154,765	21,256	(144)	175,877
Cost of transportation and other services
Transportation	193,165	24,889	(18)	218,036	114,024	13,864	(144)	127,744
Value-added services	1,746	1,451	—	3,197	1,776	391	—	2,167
	194,911	26,340	(18)	221,233	115,800	14,255	(144)	129,911
Net revenues (1)
Transportation	54,475	4,444	—	58,919	38,437	3,659	—	42,096
Value-added services	968	4,995	—	5,963	528	3,342	—	3,870
	$55,443	$9,439	$—	$64,882	$38,965	$7,001	$—	$45,966
Net margin
Transportation	22.0%	15.2%	N/A	21.3%	25.2%	20.9%	N/A	24.8%
Value-added services	35.7%	77.5%	N/A	65.1%	22.9%	89.5%	N/A	64.1%

(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $277.0 million and $169.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $107.2 million, or 63.1%,, is primarily attributable to increased volume of business in general. Net transportation revenue was $58.9 million and $42.1 million for the three months ended September 30, 2021 and 2020, respectively. Net transportation margins decreased from 24.8% to 21.3%, due to increased cost of purchased transportation as a result of extremely tight capacity experienced in certain lane segments primarily related to ocean, intermodal, and trucking.

Value-added services revenue was $9.2 million and $6.0 million, for the three months ended September 30, 2021 and 2020, respectively. The increase of $3.2 million, or 53.3%, is primarily attributable to the increase in warehouse revenues and other value-added services from our Canada segment. Net value-added services revenue was $6.0 million for the three months ended September 30, 2021, compared to $3.9 million for the comparable prior year period. Net value-added services revenue margins increased from 64.1% to 65.1%, primarily due to lower warehousing costs as a percentage of revenue.

The following table provides a reconciliation for the three months ended September 30, 2021 and 2020 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of net revenues to GAAP gross profit	2021	2020
Revenues	$286,115	$175,877
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(221,233)	(129,911)
Depreciation and amortization	(2,998)	(2,943)
GAAP gross profit	$61,884	$43,023
Depreciation and amortization	2,998	2,943
Net revenues	$64,882	$45,966

GAAP gross margin (GAAP gross profit as a percentage of revenues)	21.6%	24.5%
Net margin (net revenues as a percentage of revenues)	22.7%	26.1%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$55,443	$9,439	$—	$64,882	$38,965	$7,001	$—	$45,966

Operating expenses:
Operating partner commissions	28,465	—	—	28,465	18,589	—	—	18,589
Personnel costs	10,877	3,779	960	15,616	8,928	3,173	676	12,777
Selling, general and administrative expenses	4,153	1,452	1,185	6,790	3,738	1,069	847	5,654
Depreciation and amortization	932	798	2,522	4,252	1,090	528	2,541	4,159

Total operating expenses	44,427	6,029	4,667	55,123	32,345	4,770	4,064	41,179

Income (loss) from operations	11,016	3,410	(4,667)	9,759	6,620	2,231	(4,064)	4,787
Other income (expense)	198	89	(652)	(365)	215	(103)	(592)	(480)

Income (loss) before income taxes	11,214	3,499	(5,319)	9,394	6,835	2,128	(4,656)	4,307
Income tax expense	—	—	(2,229)	(2,229)	—	—	(1,078)	(1,078)

Net income (loss)	11,214	3,499	(7,548)	7,165	6,835	2,128	(5,734)	3,229
Less: Net income attributable to non-controlling interest	(86)	—	—	(86)	(141)	—	—	(141)

Net income (loss) attributable to Radiant Logistics, Inc.	$11,128	$3,499	$(7,548)	$7,079	$6,694	$2,128	$(5,734)	$3,088

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
Operating expenses as a percent of net revenues:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.3%	0.0%	N/A	43.9%	47.7%	0.0%	N/A	40.4%
Personnel costs	19.6%	40.0%	N/A	24.1%	22.9%	45.3%	N/A	27.8%
Selling, general and administrative expenses	7.5%	15.4%	N/A	10.5%	9.6%	15.3%	N/A	12.3%
Depreciation and amortization	1.7%	8.5%	N/A	6.6%	2.8%	7.5%	N/A	9.0%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $9.9 million, or 53.1%, to $28.5 million for the three months ended September 30, 2021. The increase is primarily due to increased net revenues generated from operating partner stations. As a percentage of net revenues, operating partner commissions increased 343 basis points to 43.9% from 40.4% for the three months ended September 30, 2021 and 2020, respectively, as a result of a higher percentage of net revenues coming from company owned stores.

Personnel costs increased $2.7 million, or 22.2%, to $15.6 million for the three months ended September 30, 2021. The increase is primarily due to workforce reductions in the three months ended September 30, 2020, which was a reaction to COVID-19. As a percentage of net revenues, personnel costs decreased 373 basis points to 24.1% from 27.8% for the three months ended September 30, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expenses increased $1.1 million, or 20.1%, to $6.8 million for the three months ended September 30, 2021. The increase is primarily attributable to increased technology licensing fees, professional services, bad debt expense, and travel. As a percentage of net revenues, SG&A decreased 184 basis points to 10.5% from 12.3% for the three months ended September 30, 2021 and 2020, respectively.

Depreciation and amortization costs were $4.3 million for the three months ended September 30, 2021 and $4.2 million for the three months ended September 30, 2020.

Our increase in net income is driven principally by increased net revenue, and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2021 and 2020 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$11,128	$3,499	$(7,548)	$7,079	$6,694	$2,128	$(5,734)	$3,088
Income tax expense	—	—	2,229	2,229	—	—	1,078	1,078
Depreciation and amortization	932	798	2,522	4,252	1,090	528	2,541	4,159
Net interest expense	—	—	606	606	—	—	571	571

EBITDA	12,060	4,297	(2,191)	14,166	7,784	2,656	(1,544)	8,896

Share-based compensation	187	66	97	350	(39)	53	130	144
Change in fair value of contingent consideration	—	—	—	—	—	—	—	—
Acquisition related costs	—	—	99	99	—	—	34	34
Litigation costs	—	—	154	154	—	—	152	152
Change in fair value of interest rate swap contracts	—	—	46	46	—	—	21	21
Foreign exchange loss (gain)	(182)	(89)	—	(271)	(123)	102	—	(21)

Adjusted EBITDA	$12,065	$4,274	$(1,795)	$14,544	$7,622	$2,811	$(1,207)	$9,226
Adjusted EBITDA as a % of net revenues (1)	21.8%	45.3%	N/A	22.4%	19.6%	40.2%	N/A	20.1%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $5.3 million, or 57.6% to $14.5 million for the quarter ended September 30, 2021.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2021, we have $9.5 million in cash on hand to serve as adequate working capital.

Net cash used in operating activities were $15.8 million for the three months ended September 30, 2021. Net cash provided by operating activities were $13.4 million for the three months ended September 30, 2020. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the three months ended September 30, 2021 decreased by $29.2 million, compared with the same period in fiscal year 2021, primarily due to increased net income offset by net change in operating assets and liabilities.

Net cash used for investing activities were $1.5 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively. The primary use of cash was for purchases of property, technology, and equipment. Cash paid for purchases of property, technology, and equipment were $1.5 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively.

Net cash provided by financing activities was $11.8 million for the three months ended September 30, 2021. Net cash used for financing activities were $21.7 million for the three months ended September 30, 2020. Proceeds from the Revolving Credit Facility were $24.5 million while repayments of the Revolving Credit Facility were $9.5 million for the three months ended September 30, 2021. Repayment of the Revolving Credit Facility were $20.0 million for the three months ended September 30, 2020. Repayments of notes payable and finance lease liability were $1.3 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Distributions to non-controlling interest were $0.7 million for the three months ended September 30, 2020. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.3 million for both the three months ended September 30, 2021 and 2020. Payments of employee tax withholdings related to the cashless exercise of stock option were $2 thousand and $8 thousand for the three months ended September 30, 2021 and 2020, respectively.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On September 30, 2021, the borrowings outstanding on the Revolving Credit Facility was $30.0 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company's $75 million facility dated June 14, 2017.

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

The term of the Company’s PPP loans was two years. The annual interest rate on the PPP loans was 1% and no payments of principal or interest would have been due until the conclusion of the deferral period. The deferral period would end on the earlier of (i) the date that Small Business Administration remits the loan forgiveness amount to the lender, or (ii) if the loan were not forgiven, ten months after the end of the 24-week loan forgiveness covered period. Under the terms of the PPP loans, all or a portion of the principal could be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The PPP loan was recognized on the Company’s condensed consolidated balance sheet as notes payable and was derecognized when forgiven during the year ended June 30, 2021.

As of September 30, 2021, all PPP loans totaling $5.9 million were forgiven, including $0.06 million of interest previously accrued.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2021, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based upon that evaluation, our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not maintain effective internal controls over the recording and processing of revenues and the calculation of operating partner commissions. These deficiencies did not result in the revision of any of our previously issued financial statements. However, if not addressed, the deficiencies could result in material misstatement in the future. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan

We are in the process of developing a detailed plan for remediation of the material weaknesses. We have begun conducting an in depth review of our controls over the revenue and operating partner commissions cycle and are working to enhance the level of precision at which our internal controls over the recording and processing of revenues and calculating operating commissions cycle are performed.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there was no change in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of September 30, 2021.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In March 2018, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2019. On February 4, 2020, the Company announced that its board of directors had approved the renewal of the repurchase program through December 31, 2021. Under this repurchase program the Company purchased the following shares of common stock during the three months ended September 30, 2021. As of September 30, 2021, future repurchases of up to 3,843,290 shares were available in the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	12,880	7.04	12,880	—
August 1 - 31, 2021	—	—	—	—
September 1 - 30, 2021	242,014	6.55	242,014	—

Total	254,894	$6.57	254,894	—

Item 5. Other Information

On September 27, 2021, the Board of Directors of Radiant Logistics, Inc. (the “Company”), upon recommendation of the Audit and Executive Oversight Committee, approved an amended and restated Radiant Logistics, Inc. Management Incentive Compensation Plan (the “MICP”), effective as of July 1, 2021.

The purpose of the MICP is to provide a compensation structure that properly incentivizes certain eligible employees of the Company and certain of its subsidiaries to execute on the Company’s business strategy of maximizing operational efficiencies, emphasizing customer relationships and driving long-term growth and to reinforce a positive culture that rewards entrepreneurial drive while maintaining a meaningful performance and variable based component of the Company’s compensation plan to align with the scalable nature of the Company’s overall cost structure. The MICP provides for incentive compensation that supports the Company’s variable cost-based business strategy and emphasizes pay-for-performance by tying reward opportunities to carefully determined and articulated performance goals at corporate, business unit, operating location and/or individual levels.

The MICP provides for quarterly cash incentive awards as part of the Company’s short-term incentive program, and in the case of certain participants, restricted stock unit awards and/or new performance unit awards as part of the Company’s long-term incentive plan. The quarterly cash incentive awards allow participants to participate on a pro rata basis in a quarterly profit pool calculated as a percentage of the Company’s quarterly adjusted EBITDA (earnings before interest, taxes, depreciation and amortization). The long-term incentive program portion under the MICP consists of restricted stock unit awards based on achievement of pre-established company and individual goals and vest in full on the three-year anniversary of the grant date, and beginning in fiscal 2022, will consist of performance unit awards for executive officer participants, in addition to restricted stock unit awards, which performance unit awards will be vest and be paid out based upon the achievement of three-year pre-established company and individual performance goals.

The foregoing description of the MICP does not purport to be complete and is qualified in its entirety by reference to the full text of the MICP, which is filed herewith as Exhibit 10.1.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.1	Radiant Logistics, Inc. Management Incentive Compensation Plan (As Amended and Restated Effective as of July 1, 2021)		8-K		10.1	10/4/2021

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

RADIANT LOGISTICS, INC.

Date: November 9, 2021	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)