Form 10-Q
period 2021-12-31
RADIANT LOGISTICS, INC
filed 2022-02-14
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

or

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

There were 49,443,305 shares outstanding of the registrant’s common stock as of February 1, 2022.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,195	$13,696
Accounts receivable, net of allowance of $2,051 and $1,489, respectively	158,950	117,349
Contract assets	73,268	27,753
Prepaid expenses and other current assets	35,354	17,512
Total current assets	284,767	176,310

Property, technology, and equipment, net	26,145	24,151

Goodwill	85,925	72,582
Intangible assets, net	53,832	41,404
Operating lease right-of-use assets	35,955	39,022
Deposits and other assets	3,316	3,124
Long-term restricted cash	635	648
Total other long-term assets	179,663	156,780
Total assets	$490,575	$357,241

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,309	$87,941
Operating partner commissions payable	19,395	13,779
Accrued expenses	10,588	6,801
Income tax payable	1,411	2,713
Current portion of notes payable	4,508	4,446
Current portion of operating lease liability	7,326	6,989
Current portion of finance lease liability	676	743
Current portion of contingent consideration	2,600	2,600
Other current liabilities	1,200	345
Total current liabilities	184,013	126,357

Notes payable, net of current portion	92,091	24,000
Operating lease liability, net of current portion	32,496	34,899
Finance lease liability, net of current portion	1,497	1,809
Contingent consideration, net of current portion	2,618	4,663
Deferred income taxes	8,528	4,021
Other long-term liabilities	39	89
Total long-term liabilities	137,269	69,481
Total liabilities	321,282	195,838

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,171,531 and 50,832,205 shares issued, and 49,398,982 and 49,930,389 shares outstanding, respectively	33	32
Additional paid-in capital	105,256	104,228
Treasury stock, at cost, 1,772,549 and 901,816 shares, respectively	(10,914)	(4,658)
Retained earnings	74,394	60,367
Accumulated other comprehensive income	219	1,141
Total Radiant Logistics, Inc. stockholders’ equity	168,988	161,110
Non-controlling interest	305	293
Total equity	169,293	161,403
Total liabilities and equity	$490,575	$357,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$332,768	$218,805	$618,884	$394,682

Operating expenses:
Cost of transportation and other services	261,179	163,504	482,411	293,416
Operating partner commissions	31,049	24,036	59,514	42,625
Personnel costs	16,688	13,735	32,304	26,512
Selling, general and administrative expenses	8,352	5,568	15,143	11,224
Depreciation and amortization	4,447	4,085	8,702	8,243
Change in fair value of contingent consideration	455	1,850	455	1,850
Total operating expenses	322,170	212,778	598,529	383,870

Income from operations	10,598	6,027	20,355	10,812

Other income (expense):
Interest income	4	3	6	12
Interest expense	(749)	(728)	(1,357)	(1,308)
Foreign currency transaction gain (loss)	104	(193)	375	(172)
Change in fair value of interest rate swap contracts	(378)	(110)	(424)	(130)
Other	91	291	108	382
Total other expense	(928)	(737)	(1,292)	(1,216)

Income before income taxes	9,670	5,290	19,063	9,596

Income tax expense	(2,646)	(1,402)	(4,874)	(2,479)

Net income	7,024	3,888	14,189	7,117
Less: net income attributable to non-controlling interest	(76)	(76)	(162)	(217)

Net income attributable to Radiant Logistics, Inc.	$6,948	$3,812	$14,027	$6,900

Other comprehensive income (loss):
Foreign currency translation gain (loss)	117	1,602	(922)	(394)
Comprehensive income	$7,141	$5,490	$13,267	$6,723

Income per share:
Basic	$0.14	$0.08	$0.28	$0.14
Diluted	$0.14	$0.07	$0.28	$0.14

Weighted average common shares outstanding:
Basic	49,657,547	49,815,191	49,789,304	49,696,891
Diluted	50,775,714	51,115,524	50,946,096	51,020,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Six Months Ended December 31, 2021

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,367	$1,141	$161,110	$293	$161,403
Repurchase of common stock	(254,894)	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	115,616	—	(342)	—	—	—	(342)	—	(342)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	21,553	—	124	—	—	—	124	—	124
Share-based compensation	—	—	350	—	—	—	350	—	350
Net income	—	—	—	—	7,079	—	7,079	86	7,165
Other comprehensive loss	—	—	—	—	—	(1,039)	(1,039)	—	(1,039)
Balance as of September 30, 2021	49,812,664	$32	$104,360	$(6,333)	$67,446	$102	$165,607	$379	$165,986

Issuance of common stock to shareholders of acquired business	40,000	—	244	—	—	—	244	—	244
Repurchase of common stock	(615,839)	—	—	(4,581)	—	—	(4,581)	—	(4,581)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	43,326	1	(50)	—	—	—	(49)	—	(49)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	118,831	—	280	—	—	—	280	—	280
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	422	—	—	—	422	—	422
Net income	—	—	—	—	6,948	—	6,948	76	7,024
Other comprehensive income	—	—	—	—	—	117	117	—	117
Balance as of December 31, 2021	49,398,982	$33	$105,256	$(10,914)	$74,394	$219	$168,988	$305	$169,293

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

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$14,189	$7,117
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	772	471
Amortization of intangible assets	5,126	5,075
Depreciation and amortization of property, technology, and equipment	3,576	3,168
Deferred income tax benefit	(534)	(426)
Amortization of debt issuance costs	253	264
Change in fair value of contingent consideration	455	1,850
Other	275	(318)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(25,324)	(24,804)
Contract assets	(44,123)	(5,312)
Income tax receivable/payable	(3,421)	1,204
Prepaid expenses, deposits, and other assets	(13,620)	400
Accounts payable	40,952	12,355
Operating partner commissions payable	5,616	4,387
Accrued expenses and other liabilities	(2,467)	(3,518)
Payment of contingent consideration	(1,377)	—
Net cash (used for) provided by operating activities	(19,652)	1,913

INVESTING ACTIVITIES:
Payments to acquire intangible assets	(34,548)	—
Purchases of property, technology, and equipment	(4,487)	(4,846)
Proceeds from sale of property, technology, and equipment	158	13
Net cash used for investing activities	(38,877)	(4,833)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	80,119	—
Repayment of revolving credit facility	(9,619)	(20,000)
Repayments of notes payable and finance lease liability	(2,528)	(2,261)
Proceeds from sale of common stock	244	—
Repurchases of common stock	(6,256)	—
Payments of contingent consideration	(1,123)	(1,027)
Distribution to non-controlling interest	(150)	(870)
Proceeds from exercise of stock options	407	1,159
Payments of employee tax withholdings related to vesting of restricted stock awards	(392)	(334)
Payments of employee tax withholdings related to cashless exercise of stock options	(3)	(88)
Net cash provided by (used for) financing activities	60,699	(23,421)

Effect of exchange rate changes on cash and cash equivalents	1,316	(1,192)

NET INCREASE (DECREASE) IN CASH,CASH EQUIVALENTS, AND RESTRICTED CASH	3,486	(27,533)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	14,344	35,433

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$17,830	$7,900

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$17,195	$7,269
Long-term restricted cash	635	631
Total cash, cash equivalents, and restricted cash, end of period	$17,830	$7,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$9,100	$1,743
Interest paid	$1,008	$947

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”), operates as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who we also refer to as our “strategic operating partners” that operate exclusively on our behalf, and approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and applies to contract modifications made before December 31, 2022. As of December 31, 2021, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

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

c) Cash, Cash Equivalents, and Restricted Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash includes five months interest in a debt service reserve account for a senior secured Canadian term loan, which will mature on April 1, 2024. The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statement of Cash Flows.

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

As of December 31, 2021, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the six months ended December 31, 2021 and 2020.

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

Other services include primarily customs house brokerage (“CHB”) services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue. The Company also captures revenue through fees related to the use of its technology platform. The technology-related revenue includes platform fees, operational fees, and purchase order management fees.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$292,184	$31,430	$(963)	$322,651
Value-added services (1)	2,507	7,610	—	10,117
Total	$294,691	$39,040	$(963)	$332,768

Timing of Revenue Recognition:
Services transferred over time	$293,853	$39,040	$(963)	$331,930
Services transferred at a point in time	838	—	—	838
Total	$294,691	$39,040	$(963)	$332,768

	Six Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$539,825	$60,763	$(981)	$599,607
Value-added services (1)	5,221	14,056	—	19,277
Total	$545,046	$74,819	$(981)	$618,884

Timing of Revenue Recognition:
Services transferred over time	$543,333	$74,819	$(981)	$617,171
Services transferred at a point in time	1,713	—	—	1,713
Total	$545,046	$74,819	$(981)	$618,884

	Three Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$188,763	$23,454	$(100)	$212,117
Value-added services (1)	1,738	4,950	—	6,688
Total	$190,501	$28,404	$(100)	$218,805

Timing of Revenue Recognition:
Services transferred over time	$189,966	$28,404	$(100)	$218,270
Services transferred at a point in time	535	—	—	535
Total	$190,501	$28,404	$(100)	$218,805

	Six Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$341,224	$40,977	$(244)	$381,957
Value-added services (1)	4,042	8,683	—	12,725
Total	$345,266	$49,660	$(244)	$394,682

Timing of Revenue Recognition:
Services transferred over time	$344,260	$49,660	$(244)	$393,676
Services transferred at a point in time	1,006	—	—	1,006
Total	$345,266	$49,660	$(244)	$394,682

(1) Value-added services include MM&D, CHB, technology platform fees, and other services.

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

Contract assets was $73,268 and $27,753, as of December 31, 2021 and June 30, 2021, respectively. The change in the balances is due to larger than normal accrual of revenue for December, as a result of delayed posting of revenue caused by the ransomware incident discussed in Note 18.

Operating Partner Commissions

The Company enters into contractual arrangements with independent agents that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging, domestic and international, transportation services. In return, the independent agent is compensated through the payment of sales commissions, which are based on individual shipments. The Company estimates and accrues the independent agent’s commission obligation ratably as the goods are transferred to the customer.

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $328 and $684 for the three and six months ended December 31, 2021, respectively, and $268 and $575 for the three and six months ended December 31, 2020, respectively.

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

n) Foreign Currency Translation

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses on transactions of monetary items denominated in a foreign currency are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of December 31, 2021, there was no material impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording right of use assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2021 and 2020 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three and six months ended December 31, 2021 and 2020 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of December 31, 2021, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2021	2020	2021	2020
Numerator:
Net income attributable to Radiant Logistics, Inc.	$6,948	$3,812	$14,027	$6,900

Denominator:
Weighted average common shares outstanding, basic	49,657,547	49,815,191	49,789,304	49,696,891
Dilutive effect of share-based awards	1,118,167	1,300,333	1,156,792	1,323,565

Weighted average common shares outstanding, diluted	50,775,714	51,115,524	50,946,096	51,020,456

Potentially dilutive common shares excluded	100,000	133,367	117,392	212,865

NOTE 5 – LEASES

The Company has operating and finance leases for office space, warehouse space, trailers, and other equipment. Lease terms expire at various dates through May 2032 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-or-use assets or lease liabilities as it is not reasonably certain to exercise these options.

The components of lease expense were as follows:

	Six Months Ended December 31,
(In thousands)	2021	2020
Operating:
Operating lease cost	$4,811	$3,516

Financing:
Amortization of leased assets	312	304
Interest on lease liabilities	55	72

Total finance lease cost	$367	$376

Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$3,940	$3,730
Operating cash flows arising from finance leases	55	73
Financing cash flows arising from finance leases	369	351

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,694	$569

Supplemental balance sheet information related to leases was as follows:

	December 31,	June 30,
(In thousands)	2021	2021
Operating lease:
Operating lease right-of-use assets	$35,955	$39,022

Current portion of operating lease liability	7,326	6,989
Operating lease liability, net of current portion	32,496	34,899

Total operating lease liabilities	$39,822	$41,888

Finance lease:
Property, technology, and equipment, net	$2,351	$2,663

Current portion of finance lease liability	676	743
Finance lease liability, net of current portion	1,497	1,809

Total finance lease liabilities	$2,173	$2,552

Weighted average remaining lease term:
Operating leases	5.9 years	7.1 years
Finance leases	3.9 years	4.4 years

Weighted average discount rate:
Operating leases	4.11%	4.11%
Finance leases	4.66%	4.75%

As of December 31, 2021, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2022 (remaining)	$4,743	$414
2023	7,626	648
2024	7,153	572
2025	7,161	541
2026	6,646	176
2027	5,805	—
Thereafter	5,532	(1)

Total lease payments	44,666	2,350

Less imputed interest	(4,844)	(177)

Total lease liability	$39,822	$2,173

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		December 31,	June 30,
(In thousands)	Useful Life	2021	2021
Computer software	3 - 5 years	$25,600	$23,967
Trailers and related equipment	3 - 15 years	6,657	6,902
Office and warehouse equipment	3 - 15 years	9,637	8,650
Leasehold improvements	(1)	7,245	5,595
Computer equipment	3 - 5 years	4,429	3,885
Furniture and fixtures	3 - 15 years	1,813	1,720

Property, technology, and equipment		55,381	50,719
Less: accumulated depreciation and amortization		(29,236)	(26,568)

Property, technology, and equipment, net		$26,145	$24,151

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,844 and $3,576 for the three and six months ended December 31, 2021, respectively and $1,548 and $3,168 for the three and six months ended December 31, 2020, respectively. Computer software includes approximately $674 and $568 of software in development as of December 31, 2021 and June 30, 2021, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2021:

(In thousands)	Total
Balance as of June 30, 2021	$72,582
Acquisition	13,760
Foreign currency translation loss	(417)

Balance as of December 31, 2021	$85,925

We considered uncertainties including the ransomware incident discussed in Note 18 and COVID-19 as part of our determination as to whether any triggering events occurred during the quarter ended December 31, 2021, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of December 31, 2021.

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

Intangible Assets

Intangible assets consisted of the following as of December 31, 2021 and June 30, 2021, respectively:

	December 31, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$114,567	$(74,631)	$39,936
Trade names and trademarks	8.4 years	16,495	(6,812)	9,683
Developed technology	4.9 years	3,942	(73)	3,869
Covenants not to compete	3.0 years	1,433	(1,089)	344

		$136,437	$(82,605)	$53,832

	June 30, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.2 years	$102,713	$(70,490)	$32,223
Trade names and trademarks	8.6 years	15,119	(6,349)	8,770
Covenants not to compete	3.4 years	1,433	(1,022)	411

		$119,265	$(77,861)	$41,404

Total amortization expense amounted to $2,603 and $5,126 for the three and six months ended December 31, 2021, respectively and $2,537 and $5,075 for the three and six months ended December 31, 2020, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022 (remaining)	$5,459
2023	10,841
2024	10,465
2025	8,475
2026	3,690
Thereafter	14,902

Total	$53,832

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,	June 30,
(In thousands)	2021	2021
Revolving Credit Facility	$85,500	$15,000
Senior Secured Loans	11,284	13,690
Unamortized debt issuance costs	(185)	(244)

Total notes payable	96,599	28,446
Less: current portion	(4,508)	(4,446)

Total notes payable, net of current portion	$92,091	$24,000

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022 (remaining)	$2,217
2023	4,660
2024	4,407
2025	85,500

Total	$96,784

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of December 31, 2021, this interest rate used was 2.10%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of December 31, 2021, the borrowings outstanding on the Revolving Credit Facility was $85,500 and the Company was in compliance with all of its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of December 31, 2021, the amount of $635 is recorded as long-term restricted cash in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of December 31, 2021, the Company was in compliance with all of its covenants.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of December 31, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $418 recorded in other current liabilities in the condensed consolidated balance sheets. As of June 30, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $6 recognized in deposits and other assets on the condensed consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at December 31, 2021 or June 30, 2021.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 870,733 shares of its common stock at an average cost of $7.18 per share for an aggregate cost of $6,256 during the six months ended December 31, 2021. The Company did not purchase any shares of common stock during the six months ended December 31, 2020.

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

RLP recorded $127 and $271 in net income, of which RCP’s distributable share was $76 and $162 for the three and six months ended December 31, 2021, respectively. RLP recorded $126 and $362 in net income, of which RCP’s distributable share was $76 and $217 for the three and six months ended December 31, 2020, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of December 31, 2021
	Level 3	Total
Contingent consideration	$(5,218)	$(5,218)
Interest rate swap contracts (derivatives)	(418)	(418)

	Fair Value Measurements as of June 30, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	6	6

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	2,027	—
Change in fair value	(4,350)	(594)

Balance as of June 30, 2021	$(7,263)	$6
Contingent consideration paid	2,500	—
Change in fair value	(455)	(424)

Balance as of December 31, 2021	$(5,218)	$(418)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, up to a maximum of $5,973 through earn-out periods measured through January 2023, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Contingent consideration	$(5,218)	Discounted cash flows	Actual and projected EBITDA over three-year earnout period	> $14,800
			Risk adjusted discount rate	12%

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in other current liabilities on December 31, 2021 and in deposits and other assets on June 30, 2021.

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

NOTE 13 – INCOME TAXES

For the three and six months ended December 31, 2021 and 2020, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Current income tax expense	$2,973	$1,743	$5,408	$2,905
Deferred income tax benefit	(327)	(341)	(534)	(426)

Income tax expense	$2,646	$1,402	$4,874	$2,479

The Company’s effective tax rates prior to discrete items for the three months and six months ended December 31, 2021 and 2020 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The actual income tax through the six months ended December 31, 2021 results in an effective tax rate of 25%, which is higher than the U.S. federal statutory rate due to earnings in foreign operations and state taxes and reduced by $174 of share-based compensation benefits, which is discretely recognized in the quarter and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2022. The Company does not have any uncertain tax positions.

NOTE 14 – SHARE-BASED COMPENSATION

On November 17, 2021, the Company’s stockholders, upon recommendation of the Board of the Company, approved the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (the “2021 plan”) at the 2021 annual meeting of stockholders. The Board previously approved the 2021 Plan, subject to approval by the Company’s stockholders, on September 27, 2021.

The 2021 Plan became effective immediately upon approval by the Company’s stockholders and will expire on November 16, 2031, unless terminated earlier by the Board. The 2021 plan replaces the 2012 Radiant Logistics, Inc. Stock Option and Performance Award Plan (the “2012 plan”). The remaining shares available for grant under the 2012 plan will roll over into the 2021 plan, and no new awards will be granted under the 2012 plan. The terms of the 2012 plan, as applicable, will continue to govern awards outstanding under the 2012 plan, until exercised, expired, paid or otherwise terminated or canceled. Other than the 2021 plan, we have no other equity compensation plans under which equity awards can be granted.

The 2021 Plan will permit the Company’s Audit and Executive Oversight Committee to grant to eligible employees, non-employee directors and consultants of the Company non-statutory and incentive stock options, stock appreciation rights (also known as SARs), restricted stock awards, restricted stock units (also known as RSUs), deferred stock units (also known as DSUs), performance awards, non-employee director awards, other cash-based awards and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2021 Plan is 3,250,000 shares, plus (i) shares of our common stock remaining available for issuance under the 2012 Plan as of the date of stockholder approval of the 2021 Plan, but not subject to outstanding awards as of such date, plus (ii) the number of additional shares of our common stock subject to awards outstanding under the 2012 Plan as of the date of stockholder approval of the 2021 Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares of our common stock after such date (which may otherwise be returned and available for grant under the term of the 2012 Plan and 2021 Plan).

Restricted Stock Awards

The Company recognized share-based compensation expense related to restricted stock awards of $410 and $737 for the three and six months ended December 31, 2021, respectively and $311 and $467 for the three and six months ended December 31, 2020, respectively. As of December 31, 2021, the Company had approximately $2,471 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.19 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2021	704,581	$5.10
Vested	(219,836)	4.63
Granted	270,626	6.48
Forfeited	(26,244)	5.87

Unvested balance as of December 31, 2021	729,127	$5.73

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $12 and $35 for the three and six months ended December 31, 2021, respectively and $16 and $4 for the three and six months ended December 31, 2020, respectively. The aggregate intrinsic value of options exercised was $568 and $583 for the three and six months ended December 31, 2021, respectively and $389 and $415 for the three and six months ended December 31, 2020, respectively. As of December 31, 2021, the Company had approximately $315 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 4.42 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2021	1,414,442	$3.73	3.56	$4,573
Exercised	(141,349)	2.91	—	583
Forfeited	(6,050)	5.52	—	—

Outstanding as of December 31, 2021	1,267,043	$3.82	3.30	$4,417

Exercisable as of December 31, 2021	1,167,043	$3.50	2.77	$4,417

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of December 31, 2021.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are substantially complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. Any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries or investigations.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2022 (remaining)	2023	2024	Total
Earn-out payments:
Cash	$-	$2,600	$2,618	$5,218

Total estimated earn-out payments	$-	$2,600	$2,618	$5,218

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

As of and for Three Months Ended December 31, 2021			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$294,691	$39,040	$(963)	$332,768
Income (loss) from operations	10,880	3,844	(4,126)	10,598
Other income (expense)	122	73	(1,123)	(928)
Income (loss) before income taxes	11,002	3,917	(5,249)	9,670
Depreciation and amortization	1,095	893	2,459	4,447
Total assets	404,095	86,480	—	490,575
Property, technology, and equipment, net	12,933	13,212	—	26,145
Goodwill	64,561	21,364	—	85,925

As of and for Three Months Ended December 31, 2020
(In thousands)
Revenues	$190,501	$28,404	$(100)	$218,805
Income (loss) from operations	8,876	3,296	(6,145)	6,027
Other income (expense)	277	(179)	(835)	(737)
Income (loss) before income taxes	9,153	3,117	(6,980)	5,290
Depreciation and amortization	987	559	2,539	4,085
Total assets	267,840	32,367	—	300,207
Property, technology, and equipment, net	11,436	9,324	—	20,760
Goodwill	51,736	20,270	—	72,006

As of and for Six Months Ended December 31, 2021			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$545,046	$74,819	$(981)	$618,884
Income (loss) from operations	21,894	7,254	(8,793)	20,355
Other income (expense)	321	162	(1,775)	(1,292)
Income (loss) before income taxes	22,215	7,416	(10,568)	19,063
Depreciation and amortization	2,030	1,691	4,981	8,702
Total assets	404,095	86,480	—	490,575
Property, technology, and equipment, net	12,933	13,212	—	26,145
Goodwill	64,561	21,364	—	85,925

As of and for Six Months Ended December 31, 2020
(In thousands)
Revenues	$345,266	$49,660	$(244)	$394,682
Income (loss) from operations	15,494	5,527	(10,209)	10,812
Other income (expense)	492	(282)	(1,426)	(1,216)
Income (loss) before income taxes	15,986	5,245	(11,635)	9,596
Depreciation and amortization	2,076	1,087	5,080	8,243
Total assets	267,840	32,367	—	300,207
Property, technology, and equipment, net	11,436	9,324	—	20,760
Goodwill	51,736	20,270	—	72,006

NOTE 17 – BUSINESS COMBINATION

On December 3, 2021, and effective as of November 30, 2021, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired all of the issued and outstanding common shares of Navegate, Inc. (“Navegate”), a Minnesota based, privately held company from Saltspring Capital, LLC. Navegate is a technology-enabled supply chain management and third-party logistics services company that combines a robust digital platform and decades of expertise to manage international, cross border, and domestic freight from purchase order to final delivery. Navegate’s combination of tech-enabled services, customs brokerage expertise, and a full complement of international and domestic services significantly reduces costs and leads to better compliance and risk mitigation for its customers. Navegate will operate as a wholly owned subsidiary of Radiant Logistics, Inc. The goodwill recognized is attributable to expanded service lines and geographic footprint. The acquisition of Navegate was accounted for as purchases of a business under ASC 805 Business Combinations.

As consideration for the acquisition, the Company paid $35,000 in cash upon closing. The transaction was financed through proceeds received from the Company's existing credit facility.

The acquisition date fair value of the consideration transferred for the acquisitions consisted of the following:

(In thousands)
Cash	$35,000

$35,000

The preliminary purchase price allocation for the acquisitions is as follows:

(In thousands)
Current assets	$19,187
Technology and equipment, net	1,434
Intangible assets	17,834
Other long-term assets	1,621
Liabilities assumed	(18,836)

Total identifiable net assets	21,240
Goodwill	13,760
$35,000

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

Intangible assets acquired and their respective useful lives are estimated as follows:

(In thousands)	Amount	Useful Life
Customer related	$12,392	15.9 years
Developed technology	3,942	4.9 years
Trade name	1,500	9.9 years
	$17,834

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the respective measurement periods (up to one year from the acquisition date). The primary areas of the preliminary estimates not yet finalized relate to identifiable intangible assets.

The one-month results of operations from Navegate were included in the condensed consolidated financial statements. However, they were immaterial and thus no proforma presentation was necessary.

NOTE 18 – RANSOMWARE INCIDENT

As previously disclosed during the quarter ended December 31, 2021, the Company filed an 8-K on December 13, 2021, disclosing some of the Company’s systems were affected by a ransomware incident that encrypted information on its systems and disrupted customer and employee access to its applications and services. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking its network offline as a precaution. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We notified law enforcement, contacted our customers to apprise them of the situation and will provide any notices that may be required by applicable law.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees.

The total ransomware incident related costs for the second quarter were approximately $0.8 million. These costs were primarily comprised of various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional software. We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that are expected to partially off-set the costs related to this incident.

NOTE 19 – SUBSEQUENT EVENTS

On February 11, 2022, the Company's board of directors has approved the renewal of the repurchase program through December 31, 2023. The timing and extent to which we repurchase shares will depend on market conditions and other corporate considerations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends, and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; the Company’s ongoing assessment of the ransomware incident, adverse legal, reputational and financial effects on the Company resulting from the ransomware incident or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents, like the ransomware incident; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2021 and this Form 10-Q. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

We operate as a third-party logistics company, providing multi-modal transportation and logistics services primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who we also refer to as our “strategic operating partners”, that operate exclusively on our behalf, and approximately 20 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including materials management and distribution (“MM&D”) services, customs house brokerage (“CHB”) services and technology platforms to complement our core transportation service offering.

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

Ransomware Incident

As previously disclosed during the quarter ended December 31, 2021, the Company filed an 8-K on December 13, 2021, disclosing some of the Company’s systems were affected by a ransomware incident that encrypted information on its systems and disrupted customer and employee access to its applications and services. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking its network offline as a precaution. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We notified law enforcement, contacted our customers to apprise them of the situation and will provide any notices that may be required by applicable law.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees.

The total ransomware incident related costs for the second quarter was approximately $0.8 million. These costs were primarily comprised various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional software. We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that are expected to partially off-set the costs related to this incident.

We are making information technology investments in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident, and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations. In the long-term, we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities. Our technology team has accelerated its roadmap to further strengthen the resiliency of our information security infrastructure across the Company that aims to enable us to detect, respond and recover more quickly from security and technical incidents. More specifically, we plan to take actions to improve our security monitoring capabilities and enhance the information security within the Company and stations.

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

EBITDA is a non-GAAP measure of income and does not include the effects of preferred stock dividends, interest, and taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, share-based compensation expense, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an Adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow Adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended December 31, 2021 and 2020 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$292,184	$31,430	$(963)	$322,651	$188,763	$23,454	$(100)	$212,117
Value-added services	2,507	7,610	—	10,117	1,738	4,950	—	6,688
	294,691	39,040	(963)	332,768	190,501	28,404	(100)	218,805
Cost of transportation and other services
Transportation	231,802	26,543	(963)	257,382	142,229	19,231	(100)	161,360
Value-added services	1,746	2,051	—	3,797	1,315	829	—	2,144
	233,548	28,594	(963)	261,179	143,544	20,060	(100)	163,504
Net revenues (1)
Transportation	60,382	4,887	—	65,269	46,534	4,223	—	50,757
Value-added services	761	5,559	—	6,320	423	4,121	—	4,544
	$61,143	$10,446	$—	$71,589	$46,957	$8,344	$—	$55,301
Net margin
Transportation	20.7%	15.5%	N/A	20.2%	24.7%	18.0%	N/A	23.9%
Value-added services	30.4%	73.0%	N/A	62.5%	24.3%	83.3%	N/A	67.9%
(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $322.7 million and $212.1 million for the three months ended December 31, 2021 and 2020, respectively. The increase of $110.5 million, or 52.1%, is primarily attributable to increased volume of business in general coupled with significant surcharges on ocean, and some rail and trucking lanes and the inclusion of one month of our recent acquisition of Navegate. Net transportation revenue was $65.3 million and $50.8 million for the three months ended December 31, 2021 and 2020, respectively. Net transportation margins decreased from 23.9% to 20.2%, primarily due to surcharges associated with purchased transportation due to the extremely tight capacity experienced in certain lane segments primarily associated with ocean, and some intermodal, and trucking lanes.

Value-added services revenue was $10.1 million and $6.7 million, for the three months ended December 31, 2021 and 2020, respectively. The increase of $3.4 million, or 51.3%, is primarily attributable to the increase in warehouse revenues and other value-added services from our Canada segment. Net value-added services revenue was $6.3 million for the three months ended December 31, 2021, compared to $4.5 million for the comparable prior year period. Net value-added services revenue margins decreased from 67.9% to 62.5%, primarily due to additional startup costs associated with moving to a new warehouse at our Coleraine facility associated with our Canadian operations.

The following table provides a reconciliation for the three months ended December 31, 2021 and 2020 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended December 31,
Reconciliation of net revenues to GAAP gross profit	2021	2020
Revenues	$332,768	$218,805
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(261,179)	(163,504)
Depreciation and amortization	(3,332)	(2,946)
GAAP gross profit	$68,257	$52,355
Depreciation and amortization	3,332	2,946
Net revenues	$71,589	$55,301

GAAP gross margin (GAAP gross profit as a percentage of revenues)	20.5%	23.9%
Net margin (net revenues as a percentage of revenues)	21.5%	25.3%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$61,143	$10,446	$—	$71,589	$46,957	$8,344	$—	$55,301

Operating expenses:
Operating partner commissions	31,049	—	—	31,049	24,036	—	—	24,036
Personnel costs	12,611	3,994	83	16,688	9,297	3,199	1,239	13,735
Selling, general and administrative expenses	5,508	1,715	1,129	8,352	3,761	1,290	517	5,568
Depreciation and amortization	1,095	893	2,459	4,447	987	559	2,539	4,085
Change in fair value of contingent consideration	—	—	455	455	—	—	1,850	1,850

Total operating expenses	50,263	6,602	4,126	60,991	38,081	5,048	6,145	49,274

Income (loss) from operations	10,880	3,844	(4,126)	10,598	8,876	3,296	(6,145)	6,027
Other income (expense)	122	73	(1,123)	(928)	277	(179)	(835)	(737)

Income (loss) before income taxes	11,002	3,917	(5,249)	9,670	9,153	3,117	(6,980)	5,290
Income tax benefit (expense)	—	—	(2,646)	(2,646)	—	—	(1,402)	(1,402)

Net income (loss)	11,002	3,917	(7,895)	7,024	9,153	3,117	(8,382)	3,888
Less: net income attributable to non-controlling interest	(76)	—	—	(76)	(76)	—	—	(76)

Net income (loss) attributable to Radiant Logistics, Inc.	$10,926	$3,917	$(7,895)	$6,948	$9,077	$3,117	$(8,382)	$3,812

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.8%	0.0%	N/A	43.4%	51.2%	0.0%	N/A	43.5%
Personnel costs	20.6%	38.2%	N/A	23.3%	19.8%	38.3%	N/A	24.8%
Selling, general and administrative expenses	9.0%	16.4%	N/A	11.7%	8.0%	15.5%	N/A	10.1%
Depreciation and amortization	1.8%	8.5%	N/A	6.2%	2.1%	6.7%	N/A	7.4%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $7.0 million, or 29.2%, to $31.0 million for the three months ended December 31, 2021. The increase is primarily due to increased net revenues generated from operating partner stations. As a percentage of net revenues, operating partner commissions decreased 9 basis points to 43.4% from 43.5% for the three months ended December 31, 2021 and 2020, respectively, as a result of a higher percentage of net revenues coming from company owned stores.

Personnel costs increased $3.0 million, or 21.5%, to $16.7 million for the three months ended December 31, 2021. The increase is primarily due to increased workforce due to increase in business and fully restored compensation in the current period compared to the prior year period, which had COVID-related responses with lower headcount and reduced compensation, and one month of Navegate. As a percentage of net revenues, personnel costs decreased 153 basis points to 23.3% from 24.8% for the three months ended December 31, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expenses increased $2.8 million, or 50.0%, to $8.4 million for the three months ended December 31, 2021. The increase is primarily due to additional IT expenses including cyber incident costs the Company incurred in its second quarter, increased bad debt costs, third party costs incurred related to the acquisition of Navegate, an overall increase in SG&A from Navegate being part of the consolidated results of the organization, and an increase in sales and travel expenses. As a percentage of net revenues, SG&A increased 160 basis points to 11.7% from 10.1% for the three months ended December 31, 2021 and 2020, respectively.

Depreciation and amortization costs were $4.4 million for the three months ended December 31, 2021 and $4.1 million for the three months ended December 31, 2020.

Our increase in net income is driven principally by increased net revenue, and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2021 and 2020 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$10,926	$3,917	$(7,895)	$6,948	$9,077	$3,117	$(8,382)	$3,812
Income tax expense	—	—	2,646	2,646	—	—	1,402	1,402
Depreciation and amortization	1,095	893	2,459	4,447	987	559	2,539	4,085
Net interest expense	—	—	745	745	—	—	725	725

EBITDA	12,021	4,810	(2,045)	14,786	10,064	3,676	(3,716)	10,024

Share-based compensation	369	53	—	422	129	65	133	327
Change in fair value of contingent consideration	—	—	455	455	—	—	1,850	1,850
Acquisition related costs	—	—	396	396	—	—	1	1
Ransomware incident related costs (recovery), net	—	—	751	751	—	—	—	—
Litigation costs	—	—	167	167	—	—	26	26
Change in fair value of interest rate swap contracts	—	—	378	378	—	—	110	110
Foreign exchange loss (gain)	(124)	20	—	(104)	14	179	—	193

Adjusted EBITDA	$12,266	$4,883	$102	$17,251	$10,207	$3,920	$(1,596)	$12,531
Adjusted EBITDA as a % of net revenues (1)	20.1%	46.7%	N/A	24.1%	21.7%	47.0%	N/A	22.7%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $4.8 million, or 37.7% to $17.3 million for the quarter ended December 31, 2021.

Six months ended December 31, 2021 and 2020 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31, 2021				Six Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$539,825	$60,763	$(981)	$599,607	$341,224	$40,977	$(244)	$381,957
Value-added services	5,221	14,056	—	19,277	4,042	8,683	—	12,725
	545,046	74,819	(981)	618,884	345,266	49,660	(244)	394,682
Cost of transportation and other services
Transportation	424,966	51,432	(981)	475,417	256,254	33,095	(244)	289,105
Value-added services	3,492	3,502	—	6,994	3,091	1,220	—	4,311
	428,458	54,934	(981)	482,411	259,345	34,315	(244)	293,416
Net revenues (1)
Transportation	114,859	9,331	—	124,190	84,970	7,882	—	92,852
Value-added services	1,729	10,554	—	12,283	951	7,463	—	8,414
	$116,588	$19,885	$—	$136,473	$85,921	$15,345	$—	$101,266
Net margin
Transportation	21.3%	15.4%	N/A	20.7%	24.9%	19.2%	N/A	24.3%
Value-added services	33.1%	75.1%	N/A	63.7%	23.5%	85.9%	N/A	66.1%

(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $599.6 million and $382.0 million for the six months ended December 31, 2021 and 2020, respectively. The increase of $217.6 million, or 57.0%, is primarily attributable to increased volume of business in general coupled with significant surcharges on ocean and additionally some rail and trucking lanes. Net transportation revenue was $124.2 million and $92.9 million for the six months ended December 31, 2021 and 2020, respectively. Net transportation margins decreased from 24.3% to 20.7%, primarily due to the surcharges associated with the extremely tight capacity experienced in certain modes of transportation, most notably ocean.

Value-added services revenue was $19.3 million and $12.7 million, for the six months ended December 31, 2021 and 2020, respectively. The increase of $6.6 million, or 51.5%, is primarily attributable to the increase in warehouse revenues and other value-added services from our Canada segment. Net value-added services revenue was $12.3 million for the six months ended December 31, 2021, compared to $8.4 million for the comparable prior year period. Net value-added services revenue margins decreased from 66.1% to 63.7%, primarily due to additional startup costs associated with a moving to a new warehouse at our Coleraine facility in Canada.

The following table provides a reconciliation for the six months ended December 31, 2021 and 2020 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Six Months Ended December 31,
Reconciliation of net revenues to GAAP gross profit	2021	2020
Revenues	$618,884	$394,682
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(482,411)	(293,416)
Depreciation and amortization	(6,331)	(5,889)
GAAP gross profit	$130,142	$95,377
Depreciation and amortization	6,331	5,889
Net revenues	$136,473	$101,266

GAAP gross margin (GAAP gross profit as a percentage of revenues)	21.0%	24.2%
Net margin (net revenues as a percentage of revenues)	22.1%	25.7%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31, 2021				Six Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$116,588	$19,885	$—	$136,473	$85,921	$15,345	$—	$101,266

Operating expenses:
Operating partner commissions	59,514	—	—	59,514	42,625	—	—	42,625
Personnel costs	23,488	7,773	1,043	32,304	18,225	6,372	1,915	26,512
Selling, general and administrative expenses	9,662	3,167	2,314	15,143	7,501	2,359	1,364	11,224
Depreciation and amortization	2,030	1,691	4,981	8,702	2,076	1,087	5,080	8,243
Change in fair value of contingent consideration	—	—	455	455	—	—	1,850	1,850

Total operating expenses	94,694	12,631	8,793	116,118	70,427	9,818	10,209	90,454

Income (loss) from operations	21,894	7,254	(8,793)	20,355	15,494	5,527	(10,209)	10,812
Other income (expense)	321	162	(1,775)	(1,292)	492	(282)	(1,426)	(1,216)

Income (loss) before income taxes	22,215	7,416	(10,568)	19,063	15,986	5,245	(11,635)	9,596
Income tax expense	—	—	(4,874)	(4,874)	—	—	(2,479)	(2,479)

Net income (loss)	22,215	7,416	(15,442)	14,189	15,986	5,245	(14,114)	7,117
Less: net income attributable to non- controlling interest	(162)	—	—	(162)	(217)	—	—	(217)

Net income (loss) attributable to Radiant Logistics, Inc.	$22,053	$7,416	$(15,442)	$14,027	$15,769	$5,245	$(14,114)	$6,900

	Six Months Ended December 31, 2021				Six Months Ended December 31, 2020
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	51.0%	0.0%	N/A	43.6%	49.6%	0.0%	N/A	42.1%
Personnel costs	20.1%	39.1%	N/A	23.7%	21.2%	41.5%	N/A	26.2%
Selling, general and administrative expenses	8.3%	15.9%	N/A	11.1%	8.7%	15.4%	N/A	11.1%
Depreciation and amortization	1.7%	8.5%	N/A	6.4%	2.4%	7.1%	N/A	8.1%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $16.9 million, or 39.6%, to $59.5 million for the six months ended December 31, 2021. The increase is primarily due to increased net revenues generated from operating partner stations. As a percentage of net revenues, operating partner commissions increased 152 basis points to 43.6% from 42.1% for the six months ended December 31, 2021 and 2020, respectively, as a result of a higher percentage of net revenues coming from operating partner locations over the prior year period.

Personnel costs increased $5.8 million, or 21.8%, to $32.3 million for the six months ended December 31, 2021. The increase is primarily due to increased workforce due to increase in business and fully restored compensation in the current period compared to the prior year period had COVID-related responses with lower headcount and reduced compensation, and one month of Navegate. As a percentage of net revenues, personnel costs decreased 251 basis points to 23.7% from 26.2% for the six months ended December 31, 2021 and 2020, respectively.

Selling, general and administrative (“SG&A”) expenses increased $3.9 million, or 34.9%, to $15.1 million for the six months ended December 31, 2021. The increase is primarily attributable to increased technology spend including costs incurred surrounding a ransomware incident, which represented $0.8 million for the six months ended December 31, 2021. These costs were primarily comprised various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional software. Additional increases in costs were, increased bad debt costs, increased professional services, and increased travel. As a percentage of net revenues, SG&A increased 1 basis points to 11.1% from 11.1% for the six months ended December 31, 2021 and 2020, respectively.

Depreciation and amortization costs were $8.7 million for the six months ended December 31, 2021 and $8.2 million for the six months ended December 31, 2020.

Our increase in net income is driven principally by increased net revenue, and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2021 and 2020 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Six Months Ended December 31, 2021				Six Months Ended December 31, 2020
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$22,053	$7,416	$(15,442)	$14,027	$15,769	$5,245	$(14,114)	$6,900
Income tax expense	—	—	4,874	4,874	—	—	2,479	2,479
Depreciation and amortization	2,030	1,691	4,981	8,702	2,076	1,087	5,080	8,243
Net interest expense	—	—	1,351	1,351	—	—	1,296	1,296

EBITDA	24,083	9,107	(4,236)	28,954	17,845	6,332	(5,259)	18,918

Share-based compensation	556	119	97	772	90	118	263	471
Change in fair value of contingent consideration	—	—	455	455	—	—	1,850	1,850
Acquisition related costs	—	—	496	496	—	—	35	35
Ransomware incident related costs (recovery), net	—	—	751	751	—	—	—	—
Litigation costs	—	—	321	321	—	—	177	177
Change in fair value of interest rate swap contracts	—	—	424	424	—	—	130	130
Foreign currency transaction loss (gain)	(306)	(69)	—	(375)	(109)	281	—	172

Adjusted EBITDA	$24,333	$9,157	$(1,692)	$31,798	$17,826	$6,731	$(2,804)	$21,753
Adjusted EBITDA as a % of net revenues (1)	20.9%	46.0%	N/A	23.3%	20.7%	43.9%	N/A	21.5%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $10.0 million, or 46.2% to $31.8 million for the six months ended December 31, 2021.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of December 31, 2021, we have $17.2 million in cash on hand to serve as adequate working capital.

Net cash used in operating activities were $19.7 million for the six months ended December 31, 2021. Net cash provided by operating activities were $1.9 million for the six months ended December 31, 2020. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the six months ended December 31, 2021 decreased by $21.6 million, compared with the same period in fiscal year 2021, primarily due to increased net income offset by net change in operating assets and liabilities.

Net cash used for investing activities were $38.9 million and $4.8 million for the six months ended December 31, 2021 and 2020, respectively. The primary use of cash was for business combination and purchases of property, technology, and equipment. During the six months ended December 31, 2021, cash paid for the acquisition of Navegate, Inc., net of the acquiree company's cash balance on the acquisition date, was $34.5 million. Cash paid for purchases of property, technology, and equipment were $4.5 million and $4.8 million for the six months ended December 31, 2021 and 2020, respectively. Proceeds from sale of property, technology, and equipment was $0.1 million for the six months ended December 31, 2021.

Net cash provided by financing activities was $60.7 million for the six months ended December 31, 2021. Net cash used for financing activities were $23.4 million for the six months ended December 31, 2020. Proceeds from the Revolving Credit Facility were $80.1 million while repayments of the Revolving Credit Facility were $9.6 million for the six months ended December 31, 2021. Repayment of the Revolving Credit Facility were $20.0 million for the six months ended December 31, 2020. Repayments of notes payable and finance lease liability were $2.5 million and $2.3 million for the six months ended December 31, 2021 and 2020, respectively. During the six months ended December 31, 2021, $0.2 million was received in exchange for issuance of common stock to former shareholders of Navegate, Inc. Financing cash outflows for contingent consideration were $1.1 million and $1.0 million for the six months ended December 31, 2021 and 2020. Distributions to non-controlling interest were $0.2 million and $0.9 million for the six months ended December 31, 2021 and 2020, respectively. Proceeds from exercise of stock options where $0.4 million and $1.2 million for the six months ended December 31, 2021 and 2020, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.4 million and $0.3 million for the six months ended December 31, 2021 and 2020, respectively. Payments of employee tax withholdings related to the cashless exercise of stock option was $0.1 million for the six months ended December 31, 2020.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On December 31, 2021, the borrowings outstanding on the Revolving Credit Facility was $85.5 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company's $75 million facility dated June 14, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive and principal financial officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in our internal controls over financial reporting (“ICFR”) described below. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In December 2021, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted systems and affected operations. The Company engaged a leading cyber security firm to perform a forensic investigation of this incident. Although Management has no indication that the accuracy and completeness of any financial information was impacted because of the incident, and the Company has performed extensive procedures to validate such accuracy and completeness, Management concluded that controls related to our IT environment have not been designed and/or operated effectively to prevent unauthorized access to our IT systems supporting financial information processing. We believe that, if the incident had gone differently, it could have potentially resulted in a material misstatement to the Company’s financial statements, which leads Management to conclude that the magnitude of these control deficiencies represents a material weakness in our IT general controls as of December 31, 2021.

At the date of this report, the Company has concluded its investigation and continues to work diligently through the established remediation plan to address the IT general controls material weakness in a timely manner. The Company continues to identify new controls to implement and has already begun implementing some of these new controls.

In addition to this cyber incident, the Company had previously reported that it did not maintain effective internal controls over the recording and processing of revenues transactions and the calculation of operating partner commissions. These deficiencies did not result in the revision of any of our previously issued financial statements and did not impact the Company’s financial statements for the period ended December 31, 2021, however, Management feels that if left unaddressed, the deficiencies could have a material impact to the Company’s financial statements in the future. Accordingly, Management has determined that these control deficiencies constitute material weaknesses, and the Company has begun implementing new processes and controls to remediate these control issues.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there were no change in our ICFR that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There are no potentially material legal proceedings as of December 31, 2021.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are substantially complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. Any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries or investigations.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended June 30, 2021, except for the addition of the following risk factor:

Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate information technology systems.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends, which may lead to significant ongoing software development or licensing costs. We may be unable to accurately determine the needs of our customers and strategic operating partners and the trends in the transportation services industry, or to design or license and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. We have been and may in the future be subject to cybersecurity attacks and other intentional hacking. For example, as previously disclosed, on December 8, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. While our systems recovery efforts are substantially complete, and our operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, we confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. Any failure to identify and address such defects or errors or prevent or remediate a cyber-attack could result in corruption or loss of our data, service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. We expect customers and strategic operating partners to continue to demand more sophisticated, fully integrated information systems from their supply chain services providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

In addition, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost, along with potential delays and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under this repurchase program the Company purchased the following shares of common stock during the three months ended December 31, 2021. As of December 31, 2021, future repurchases of up to 3,227,451 shares were available in the share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	94,051	6.51	94,051	—
November 1 - 30, 2021	238,336	8.39	238,336	—
December 1 - 31, 2021	283,452	6.95	283,452

Total	615,839	$7.44	615,839	—

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.1	Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.1	11/23/2021

10.2	Form of Employee Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.2	11/23/2021

10.3	Form of Employee Restricted Stock Unit Award Agreement (Canada) for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.3	11/23/2021

10.4	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.4	11/23/2021

10.5	Form of Employee Performance Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.5	11/23/2021

10.6	Form of Employee Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.6	11/23/2021

10.7	Form of Non-Employee Director Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (filed herewith)	X	8-K		10.7	11/23/2021

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

RADIANT LOGISTICS, INC.

Date: February 14, 2022	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)