Form 10-Q
period 2022-03-31
RADIANT LOGISTICS, INC
filed 2022-05-10
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

There were 49,456,377 shares outstanding of the registrant’s common stock as of May 2, 2022.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,046	$13,696
Accounts receivable, net of allowance of $2,964 and $1,489, respectively	206,051	117,349
Contract assets	59,894	27,753
Prepaid expenses and other current assets	36,545	17,512
Total current assets	342,536	176,310

Property, technology, and equipment, net	25,947	24,151

Goodwill	88,813	72,582
Intangible assets, net	52,366	41,404
Operating lease right-of-use assets	39,905	39,022
Deposits and other assets	4,725	3,124
Long-term restricted cash	642	648
Total other long-term assets	186,451	156,780
Total assets	$554,934	$357,241

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$164,932	$87,941
Operating partner commissions payable	16,038	13,779
Accrued expenses	11,512	6,801
Income tax payable	4,271	2,713
Current portion of notes payable	4,632	4,446
Current portion of operating lease liability	7,290	6,989
Current portion of finance lease liability	627	743
Current portion of contingent consideration	2,600	2,600
Other current liabilities	291	345
Total current liabilities	212,193	126,357

Notes payable, net of current portion	109,025	24,000
Operating lease liability, net of current portion	36,730	34,899
Finance lease liability, net of current portion	1,363	1,809
Contingent consideration, net of current portion	2,770	4,663
Deferred income taxes	7,629	4,021
Other long-term liabilities	39	89
Total long-term liabilities	157,556	69,481
Total liabilities	369,749	195,838

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,219,047 and 50,832,205 shares issued, and 49,446,498 and 49,930,389 shares outstanding, respectively	33	32
Additional paid-in capital	105,784	104,228
Treasury stock, at cost, 1,772,549 and 901,816 shares, respectively	(10,914)	(4,658)
Retained earnings	88,733	60,367
Accumulated other comprehensive income	698	1,141
Total Radiant Logistics, Inc. stockholders’ equity	184,334	161,110
Non-controlling interest	851	293
Total equity	185,185	161,403
Total liabilities and equity	$554,934	$357,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$460,899	$236,532	$1,079,783	$631,214

Operating expenses:
Cost of transportation and other services	376,036	179,732	858,447	473,148
Operating partner commissions	31,311	23,761	90,825	66,386
Personnel costs	19,907	14,229	52,211	40,741
Selling, general and administrative expenses	10,312	6,688	25,454	17,910
Depreciation and amortization	4,684	4,174	13,386	12,418
Change in fair value of contingent consideration	152	2,500	607	4,350
Total operating expenses	442,402	231,084	1,040,930	614,953

Income from operations	18,497	5,448	38,853	16,261

Other income (expense):
Interest income	4	3	10	14
Interest expense	(1,001)	(611)	(2,359)	(1,919)
Foreign currency transaction gain (loss)	105	14	480	(158)
Change in fair value of interest rate swap contracts	1,985	(512)	1,562	(642)
Gain on forgiveness of debt	—	1,414	—	1,414
Other	32	281	140	663
Total other income (expense)	1,125	589	(167)	(628)

Income before income taxes	19,622	6,037	38,686	15,633

Income tax expense	(4,527)	(976)	(9,402)	(3,455)

Net income	15,095	5,061	29,284	12,178
Less: net income attributable to non-controlling interest	(756)	(77)	(918)	(294)

Net income attributable to Radiant Logistics, Inc.	$14,339	$4,984	$28,366	$11,884

Other comprehensive income (loss):
Foreign currency translation gain (loss)	479	567	(443)	173
Comprehensive income	$15,574	$5,628	$28,841	$12,351

Income per share:
Basic	$0.29	$0.10	$0.57	$0.24
Diluted	$0.28	$0.10	$0.56	$0.23

Weighted average common shares outstanding:
Basic	49,443,267	50,034,950	49,675,642	49,807,932
Diluted	50,632,293	51,359,441	50,843,179	51,131,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Nine Months Ended March 31, 2022

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,367	$1,141	$161,110	$293	$161,403
Repurchase of common stock	(254,894)	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	115,616	—	(342)	—	—	—	(342)	—	(342)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	21,553	—	124	—	—	—	124	—	124
Share-based compensation	—	—	350	—	—	—	350	—	350
Net income	—	—	—	—	7,079	—	7,079	86	7,165
Other comprehensive loss	—	—	—	—	—	(1,039)	(1,039)	—	(1,039)
Balance as of September 30, 2021	49,812,664	$32	$104,360	$(6,333)	$67,446	$102	$165,607	$379	$165,986

Issuance of common stock to shareholders of acquired business	40,000	—	244	—	—	—	244	—	244
Repurchase of common stock	(615,839)	—	—	(4,581)	—	—	(4,581)	—	(4,581)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	43,326	1	(50)	—	—	—	(49)	—	(49)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	118,831	—	280	—	—	—	280	—	280
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	422	—	—	—	422	—	422
Net income	—	—	—	—	6,948	—	6,948	76	7,024
Other comprehensive income	—	—	—	—	—	117	117	—	117
Balance as of December 31, 2021	49,398,982	$33	$105,256	$(10,914)	$74,394	$219	$168,988	$305	$169,293

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	47,516	—	(11)	—	—	—	(11)	—	(11)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(210)	(210)
Share-based compensation	—	—	539	—	—	—	539	—	539
Net income	—	—	—	—	14,339	—	14,339	756	15,095
Other comprehensive income	—	—	—	—	—	479	479	—	479
Balance as of March 31, 2022	49,446,498	$33	$105,784	$(10,914)	$88,733	$698	$184,334	$851	$185,185

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

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$29,284	$12,178
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,311	774
Amortization of intangible assets	7,900	7,598
Depreciation and amortization of property, technology, and equipment	5,486	4,820
Deferred income tax benefit	(918)	(1,172)
Amortization of debt issuance costs	377	393
Change in fair value of contingent consideration	607	4,350
Gain on forgiveness of debt	—	(1,414)
Other	1,316	(635)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(73,002)	(37,495)
Contract assets	(30,725)	(9,688)
Income tax receivable/payable	(553)	1,197
Prepaid expenses, deposits, and other assets	(13,755)	3,322
Accounts payable	69,832	20,530
Operating partner commissions payable	2,259	3,162
Accrued expenses and other liabilities	(4,980)	(4,221)
Payment of contingent consideration	(1,377)	—
Net cash (used for) provided by operating activities	(6,938)	3,699

INVESTING ACTIVITIES:
Payments to acquire intangible assets	(38,400)	—
Purchases of property, technology, and equipment	(6,191)	(8,673)
Proceeds from sale of property, technology, and equipment	158	333
Net cash used for investing activities	(44,433)	(8,340)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	116,144	269
Repayment of revolving credit facility	(27,619)	(20,000)
Repayments of notes payable and finance lease liability	(3,814)	(3,461)
Proceeds from sale of common stock	244	—
Repurchases of common stock	(6,256)	—
Payments of contingent consideration	(1,123)	(2,027)
Distribution to non-controlling interest	(360)	(960)
Proceeds from exercise of stock options	407	1,159
Payments of employee tax withholdings related to vesting of restricted stock awards	(392)	(334)
Payments of employee tax withholdings related to cashless exercise of stock options	(14)	(142)
Net cash provided by (used for) financing activities	77,217	(25,496)

Effect of exchange rate changes on cash and cash equivalents	498	(442)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	26,344	(30,579)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	14,344	35,433

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$40,688	$4,854

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$40,046	$4,215
Long-term restricted cash	642	639
Total cash, cash equivalents, and restricted cash, end of period	$40,688	$4,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$11,708	$3,509
Interest paid	$1,891	$1,518

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

The COVID-19 pandemic continues to impact our business operations and financial results. Although the effects have lessened over time, there is uncertainty in the nature and degree of its continued effects over time with new strains frequently being discovered and additional booster shots being recommended. As the world continues to respond to COVID-19, we continue to follow guidelines ensuring the safety of our employees, while striving to protect the health and well-being of the communities in which we operate.

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

NOTE 2 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and applies to contract modifications made before December 31, 2022. As of March 31, 2022, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, 2019-04, 2019-05, 2020-03, and 2022-02 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for the Company in the first quarter of fiscal year 2024. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

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

f) Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. Based on the most recent annual impairment test and further review by management, the Company concluded that there was no impairment.

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

As of March 31, 2022, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the nine months ended March 31, 2022 and 2021.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$407,939	$41,075	$(208)	$448,806
Value-added services (1)	5,654	6,439	—	12,093
Total	$413,593	$47,514	$(208)	$460,899

Timing of Revenue Recognition:
Services transferred over time	$410,856	$47,514	$(208)	$458,162
Services transferred at a point in time	2,737	—	—	2,737
Total	$413,593	$47,514	$(208)	$460,899

	Nine Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$947,764	$101,838	$(1,189)	$1,048,413
Value-added services (1)	10,875	20,495	—	31,370
Total	$958,639	$122,333	$(1,189)	$1,079,783

Timing of Revenue Recognition:
Services transferred over time	$954,188	$122,333	$(1,189)	$1,075,332
Services transferred at a point in time	4,451	—	—	4,451
Total	$958,639	$122,333	$(1,189)	$1,079,783

	Three Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$201,854	$26,611	$(125)	$228,340
Value-added services (1)	2,182	6,010	—	8,192
Total	$204,036	$32,621	$(125)	$236,532

Timing of Revenue Recognition:
Services transferred over time	$203,412	$32,621	$(125)	$235,908
Services transferred at a point in time	624	—	—	624
Total	$204,036	$32,621	$(125)	$236,532

	Nine Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$543,078	$67,588	$(369)	$610,297
Value-added services (1)	6,224	14,693	—	20,917
Total	$549,302	$82,281	$(369)	$631,214

Timing of Revenue Recognition:
Services transferred over time	$547,672	$82,281	$(369)	$629,584
Services transferred at a point in time	1,630	—	—	1,630
Total	$549,302	$82,281	$(369)	$631,214

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

Contract assets were $59,894 and $27,753, as of March 31, 2022 and June 30, 2021, respectively.

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $507 and $1,191 for the three and nine months ended March 31, 2022, respectively, and $389 and $964 for the three and nine months ended March 31, 2021, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of March 31, 2022, there was no impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2022 and 2021 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three and nine months ended March 31, 2022 and 2021 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of March 31, 2022, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

q) Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or shareholders’ equity from such reclassifications.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2022	2021	2022	2021
Numerator:
Net income attributable to Radiant Logistics, Inc.	$14,339	$4,984	$28,366	$11,884

Denominator:
Weighted average common shares outstanding, basic	49,443,267	50,034,950	49,675,642	49,807,932
Dilutive effect of share-based awards	1,189,026	1,324,491	1,167,537	1,323,874

Weighted average common shares outstanding, diluted	50,632,293	51,359,441	50,843,179	51,131,806

Potentially dilutive common shares excluded	110,000	35,000	114,928	153,577

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

The components of lease expense were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Operating:
Operating lease cost	$2,575	$1,987	$7,386	$5,503

Financing:
Amortization of leased assets	156	155	468	459
Interest on lease liabilities	24	33	79	105

Total finance lease cost	$180	$188	$547	$564

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$6,487	$5,598
Operating cash flows arising from finance leases	80	107
Financing cash flows arising from finance leases	558	531

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7,909	$17,920
Finance leases	—	38

Supplemental balance sheet information related to leases was as follows:

	March 31,	June 30,
(In thousands)	2022	2021
Operating lease:
Operating lease right-of-use assets	$39,905	$39,022

Current portion of operating lease liability	7,290	6,989
Operating lease liability, net of current portion	36,730	34,899

Total operating lease liabilities	$44,020	$41,888

Finance lease:
Property, technology, and equipment, net	$2,195	$2,663

Current portion of finance lease liability	627	743
Finance lease liability, net of current portion	1,363	1,809

Total finance lease liabilities	$1,990	$2,552

Weighted average remaining lease term:
Operating leases	5.8 years	6.2 years
Finance leases	3.6 years	4.4 years

Weighted average discount rate:
Operating leases	4.22%	4.05%
Finance leases	4.61%	4.75%

As of March 31, 2022, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2022 (remaining)	$2,424	$204
2023	8,662	649
2024	8,497	573
2025	8,541	541
2026	8,065	176
2027	7,255	—
Thereafter	6,491	—

Total lease payments	49,935	2,143

Less imputed interest	(5,915)	(153)

Total lease liability	$44,020	$1,990

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		March 31,	June 30,
(In thousands)	Useful Life	2022	2021
Computer software	3 - 5 years	$26,084	$23,967
Trailers and related equipment	3 - 15 years	6,716	6,902
Office and warehouse equipment	3 - 15 years	10,438	8,650
Leasehold improvements	(1)	7,564	5,595
Computer equipment	3 - 5 years	4,668	3,885
Furniture and fixtures	3 - 15 years	1,811	1,720

Property, technology, and equipment		57,281	50,719
Less: accumulated depreciation and amortization		(31,334)	(26,568)

Property, technology, and equipment, net		$25,947	$24,151

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,909 and $5,486 for the three and nine months ended March 31, 2022, respectively and $1,651 and $4,820 for the three and nine months ended March 31, 2021, respectively. Computer software includes approximately $854 and $568 of software in development as of March 31, 2022 and June 30, 2021, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2022:

(In thousands)	Total
Balance as of June 30, 2021	$72,582
Acquisition	13,760
Adjustments	2,664
Foreign currency translation loss	(193)

Balance as of March 31, 2022	$88,813

We considered uncertainties including the ransomware incident discussed in Note 18 and COVID-19 as part of our determination as to whether any triggering events occurred during the quarter ended March 31, 2022, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of March 31, 2022.

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

Intangible Assets

Intangible assets consisted of the following as of March 31, 2022 and June 30, 2021, respectively:

	March 31, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.3 years	$115,766	$(77,073)	$38,693
Trade names and trademarks	8.2 years	16,690	(7,146)	9,544
Developed technology	4.7 years	4,091	(273)	3,818
Covenants not to compete	2.8 years	1,433	(1,122)	311

		$137,980	$(85,614)	$52,366

	June 30, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.2 years	$102,713	$(70,490)	$32,223
Trade names and trademarks	8.6 years	15,119	(6,349)	8,770
Covenants not to compete	3.4 years	1,433	(1,022)	411

		$119,265	$(77,861)	$41,404

Total amortization expense amounted to $2,775 and $7,900 for the three and nine months ended March 31, 2022, respectively and $2,523 and $7,598 for the three and nine months ended March 31, 2021, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022 (remaining)	$2,745
2023	10,945
2024	10,569
2025	8,578
2026	3,794
Thereafter	15,735

Total	$52,366

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,	June 30,
(In thousands)	2022	2021
Revolving Credit Facility	$103,525	$15,000
Senior Secured Loans	10,291	13,690
Unamortized debt issuance costs	(159)	(244)

Total notes payable	113,657	28,446
Less: current portion	(4,632)	(4,446)

Total notes payable, net of current portion	$109,025	$24,000

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2022 (remaining)	$1,129
2023	4,709
2024	4,453
2025	103,525

Total	$113,816

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of March 31, 2022, this interest rate used was 2.47%.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of March 31, 2022, the borrowings outstanding on the Revolving Credit Facility was $103,525 and the Company was in compliance with all of its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of March 31, 2022, the amount of $642 is recorded as long-term restricted cash in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of March 31, 2022, the Company was in compliance with all of its covenants.

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

During the quarter ended March 31, 2021, certain PPP Loans totaling $1,414 were forgiven including, $11 of interest previously accrued. During the year ended June 30, 2021, all PPP loans totaling $5,925 were forgiven, including $62 of interest previously accrued.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of March 31, 2022, the derivative instruments had a total notional amount of $30,000 and a fair value of $1,568 recorded in deposits and other assets in the condensed consolidated balance sheets. As of June 30, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $6 recognized in deposits and other assets on the condensed consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at March 31, 2022 or June 30, 2021.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 870,733 shares of its common stock at an average cost of $7.18 per share for an aggregate cost of $6,256 during the nine months ended March 31, 2022. The Company did not purchase any shares of common stock during the nine months ended March 31, 2021.

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

RLP recorded $1,260 and $1,531 in net income, of which RCP’s distributable share was $756 and $918 for the three and nine months ended March 31, 2022, respectively. RLP recorded $128 and $490 in net income, of which RCP’s distributable share was $77 and $294 for the three and nine months ended March 31, 2021, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2022
	Level 3	Total
Contingent consideration	$(5,370)	$(5,370)
Interest rate swap contracts (derivatives)	1,568	1,568

	Fair Value Measurements as of June 30, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	6	6

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	2,027	—
Change in fair value	(4,350)	(594)

Balance as of June 30, 2021	$(7,263)	$6
Contingent consideration paid	2,500	—
Change in fair value	(607)	1,562

Balance as of March 31, 2022	$(5,370)	$1,568

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next three fiscal years. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The change in fair value in each period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

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

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Contingent consideration	$(5,370)	Discounted cash flows	Actual and projected EBITDA over three-year earnout period	> $14,800
			Risk adjusted discount rate	12%

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets on March 31, 2022 and on June 30, 2021.

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

NOTE 13 – INCOME TAXES

For the three and nine months ended March 31, 2022 and 2021, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Current income tax expense	$4,911	$1,722	$10,320	$4,627
Deferred income tax benefit	(384)	(746)	(918)	(1,172)

Income tax expense	$4,527	$976	$9,402	$3,455

The Company’s effective tax rates prior to discrete items for the three months and nine months ended March 31, 2022 and 2021 are higher than the U.S. federal statutory rates primarily due to earnings in foreign operations and state taxes. The actual income tax through the nine months ended March 31, 2022 results in an effective tax rate of 25.5%, which is higher than the U.S. federal statutory rate due to earnings in foreign operations and state taxes and reduced by $238 of share-based compensation benefits, which is discretely recognized in the quarter and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2022. The Company does not have any uncertain tax positions.

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to restricted stock awards of $522 and $1,259 for the three and nine months ended March 31, 2022, respectively and $292 and $759 for the three and nine months ended March 31, 2021, respectively. As of March 31, 2022, the Company had approximately $3,818 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.12 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2021	704,581	$5.10
Vested	(219,836)	4.63
Granted	522,281	6.94
Forfeited	(26,244)	5.87

Unvested balance as of March 31, 2022	980,782	$6.16

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $17 and $52 for the three and nine months ended March 31, 2022, respectively and $11 and $15 for the three and nine months ended March 31, 2021, respectively. The aggregate intrinsic value of options exercised was $356 and $939 for the three and nine months ended March 31, 2022, respectively and $1,124 and $1,539 for the three and nine months ended March 31, 2021, respectively. As of March 31, 2022, the Company had approximately $297 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 4.18 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2021	1,414,442	$3.73	3.56	$4,573
Exercised	(208,679)	2.60	—	939
Forfeited	(6,050)	5.52	—	—

Outstanding as of March 31, 2022	1,199,713	$3.92	3.16	$3,049

Exercisable as of March 31, 2022	1,099,713	$3.60	2.61	$3,049

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of March 31, 2022.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are substantially complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2022 (remaining)	2023	2024	Total
Earn-out payments:
Cash	$—	$2,600	$2,770	$5,370

Total estimated earn-out payments	$—	$2,600	$2,770	$5,370

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

As of and for Three Months Ended March 31, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$413,593	$47,514	$(208)	$460,899
Income (loss) from operations	18,404	3,991	(3,898)	18,497
Other income (expense)	166	(29)	988	1,125
Income (loss) before income taxes	18,570	3,962	(2,910)	19,622
Depreciation and amortization	1,440	947	2,297	4,684
Total assets	458,988	95,946	—	554,934
Property, technology, and equipment, net	12,331	13,616	—	25,947
Goodwill	67,226	21,587	—	88,813

As of and for Three Months Ended March 31, 2021
(In thousands)
Revenues	$204,036	$32,621	$(125)	$236,532
Income (loss) from operations	9,176	3,280	(7,008)	5,448
Other income	136	159	294	589
Income (loss) before income taxes	9,312	3,439	(6,714)	6,037
Depreciation and amortization	949	700	2,525	4,174
Total assets	280,537	47,817	—	328,354
Property, technology, and equipment, net	11,380	10,538	—	21,918
Goodwill	50,801	21,497	—	72,298

As of and for Nine Months Ended March 31, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$958,639	$122,333	$(1,189)	$1,079,783
Income (loss) from operations	40,299	11,245	(12,691)	38,853
Other income (expense)	487	133	(787)	(167)
Income (loss) before income taxes	40,786	11,378	(13,478)	38,686
Depreciation and amortization	3,470	2,638	7,278	13,386
Total assets	458,988	95,946	—	554,934
Property, technology, and equipment, net	12,331	13,616	—	25,947
Goodwill	67,226	21,587	—	88,813

As of and for Nine Months Ended March 31, 2021
(In thousands)
Revenues	$549,302	$82,281	$(369)	$631,214
Income (loss) from operations	24,671	8,807	(17,217)	16,261
Other income (expense)	628	(123)	(1,133)	(628)
Income (loss) before income taxes	25,299	8,684	(18,350)	15,633
Depreciation and amortization	3,026	1,787	7,605	12,418
Total assets	280,537	47,817	—	328,354
Property, technology, and equipment, net	11,380	10,538	—	21,918
Goodwill	50,801	21,497	—	72,298

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

As consideration for the acquisition, the Company paid $35,000 in cash upon closing. The transaction was financed through proceeds received from the Company's existing credit facility. The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. A net working capital settlement of $3,852 was finalized in the third quarter of fiscal year 2022 and was paid to Saltspring Capital, LLC. The aggregate purchase price of $38,852 was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.

The following table summarizes the fair value of the consideration transferred for the acquisitions and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash	$35,000	$—	$35,000
Net working capital adjustment	—	3,852	3,852

Current assets	19,187	—	19,187
Technology and equipment, net	1,434	—	1,434
Intangible assets	17,834	1,188	19,022
Other long-term assets	1,621	—	1,621
Liabilities assumed	(18,836)	—	(18,836)

Total identifiable net assets	21,240	1,188	22,428
Goodwill	13,760	2,664	16,424
	$35,000	$3,852	$38,852

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

Intangible assets acquired and their respective useful lives are estimated as follows:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation	Useful Life
Customer related	$12,392	$910	$13,302	15.9 years
Developed technology	3,942	149	4,091	4.9 years
Trade name	1,500	129	1,629	9.9 years
	$17,834	$1,188	$19,022

The four-month results of operations from Navegate were included in the condensed consolidated financial statements. During the three months ended March 31, 2022, Navegate contributed $38,795 in revenues, $2,292 of income from operations and $1,671 of net income. Navegate results were immaterial to the condensed consolidated financial statements and thus no proforma presentation was necessary.

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

The total ransomware incident related costs were $279 and $1,031 for the three and nine months ended March 31, 2022, respectively. These costs were primarily comprised of various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional software. We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that are expected to partially off-set the costs related to this incident.

NOTE 19 – SUBSEQUENT EVENTS

On May 9, 2022, the SEC declared effective the Company’s shelf registration statement filed within a Form S-3. From time to time, we may sell common stock, preferred stock, debt securities or warrants to purchase common stock or debt securities, units, or any combination of these securities, in one or more offerings in amounts, at prices and on the terms that we will determine at the time of the offering. The aggregate initial offering price of all securities sold by us under this shelf registration statement will not exceed $150 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends, and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; the Company’s ongoing assessment of the ransomware incident, adverse legal, reputational and financial effects on the Company resulting from the ransomware incident or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents, like the ransomware incident; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements, including those set forth under the caption “Risk Factors” in our Form 10-K for the year ended June 30, 2021 and our Form 10-Q for the quarter ended December 31, 2021. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Ransomware Incident

As previously disclosed during the quarter ended December 31, 2021, the Company filed an 8-K on December 13, 2021, disclosing some of the Company’s systems were affected by a ransomware incident that encrypted information on its systems and disrupted customer and employee access to its applications and services. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking its network offline as a precaution. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We notified law enforcement, provided notice to customers apprising them of the situation and will provide any notices that may be required by applicable law related to potential Personal Identifiable Information (PII Data) exposure.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees.

The total ransomware incident related costs for the third quarter was approximately $0.3 million. These costs were primarily comprised various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional hardware and software. We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that are expected to partially off-set the costs related to this incident.

We are making information technology investments in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident, and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations including whitelisting known Internet Protocol (IP) addresses and implementation of Multi-factor Authentication (MFA) to access our network from unknown IP addresses. In the long-term, we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities. Our technology team has accelerated its roadmap to further strengthen the monitoring of network and servers to enable us to detect, respond and recover more quickly from security and technical incidents. As a proactive measure we are also implementing tools that will pre-scan equipment requesting access to our network servers to ensure they meet the standards of the Company. More specifically, we plan to continue to improve our security monitoring capabilities and enhance the information security within the Company and stations while also implementing a new Cyber Awareness training program.

COVID-19

The COVID-19 pandemic continues to impact our business operations and financial results. Although the effects have lessened over time, there is uncertainty in the nature and degree of its continued effects over time with new strains frequently being discovered and additional booster shots being recommended. As the world continues to respond to COVID-19, we continue to follow guidelines ensuring the safety of our employees, while striving to protect the health and well-being of the communities in which we operate.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and excludes the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, share-based compensation expense, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended March 31, 2022 and 2021 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$407,939	$41,075	$(208)	$448,806	$201,854	$26,611	$(125)	$228,340
Value-added services	5,654	6,439	—	12,093	2,182	6,010	—	8,192
	413,593	47,514	(208)	460,899	204,036	32,621	(125)	236,532
Cost of transportation and other services
Transportation	338,711	30,765	(208)	369,268	154,868	22,241	(125)	176,984
Value-added services	757	6,011	—	6,768	1,293	1,455	—	2,748
	339,468	36,776	(208)	376,036	156,161	23,696	(125)	179,732
Net revenues (1)
Transportation	69,228	10,310	—	79,538	46,986	4,370	—	51,356
Value-added services	4,897	428	—	5,325	889	4,555	—	5,444
	$74,125	$10,738	$—	$84,863	$47,875	$8,925	$—	$56,800
Net margin
Transportation	17.0%	25.1%	N/A	17.7%	23.3%	16.4%	N/A	22.5%
Value-added services	86.6%	6.6%	N/A	44.0%	40.7%	75.8%	N/A	66.5%

(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $448.8 million and $228.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $220.5 million, or 96.6% is primarily attributable to the mark-ups associated with higher transportation costs, driven by substantial surcharges on ocean, some rail and trucking lanes due to tight capacity, coupled with significant fuel surcharges, meaningful charter business included in the current quarter, increased shipment volumes and a full quarter of our recent acquisition of Navegate. Net transportation revenue was $79.5 million and $51.4 million for the three months ended March 31, 2022 and 2021, respectively. Net transportation margins decreased from 22.5% to 17.7%, primarily due to surcharges associated with purchased transportation due to the extremely tight capacity experienced in certain lane segments primarily associated with ocean, and some intermodal, and trucking lanes, lower margin charter business as well as the inclusion of Navegate, which has lower margin characteristics.

Value-added services revenue was $12.1 million and $8.2 million, for the three months ended March 31, 2022 and 2021, respectively. The increase of $3.9 million, or 47.6%, is primarily attributed to the recent acquisition of Navegate as well as increases in the value added services associated with our U.S. segment. Net value-added services revenue was $5.3 million for the three months ended March 31, 2022, compared to $5.4 million for the comparable prior year period. Net value-added services revenue margins decreased from 66.5% to 44.0%, primarily due to additional startup costs associated with moving to a new warehouse at our Coleraine facility associated with our Canadian operations.

The following table provides a reconciliation for the three months ended March 31, 2022 and 2021 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended March 31,
Reconciliation of net revenues to GAAP gross profit	2022	2021
Revenues	$460,899	$236,532
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(376,036)	(179,732)
Depreciation and amortization	(3,322)	(3,017)
GAAP gross profit	$81,541	$53,783
Depreciation and amortization	3,322	3,017
Net revenues	$84,863	$56,800

GAAP gross margin (GAAP gross profit as a percentage of revenues)	17.7%	22.7%
Net margin (net revenues as a percentage of revenues)	18.4%	24.0%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$74,125	$10,738	$—	$84,863	$47,875	$8,925	$—	$56,800

Operating expenses:
Operating partner commissions	31,311	—	—	31,311	23,761	—	—	23,761
Personnel costs	15,635	4,083	189	19,907	9,899	3,335	995	14,229
Selling, general and administrative expenses	7,335	1,717	1,260	10,312	4,090	1,610	988	6,688
Depreciation and amortization	1,440	947	2,297	4,684	949	700	2,525	4,174
Change in fair value of contingent consideration	—	—	152	152	—	—	2,500	2,500

Total operating expenses	55,721	6,747	3,898	66,366	38,699	5,645	7,008	51,352

Income (loss) from operations	18,404	3,991	(3,898)	18,497	9,176	3,280	(7,008)	5,448
Other income (expense)	166	(29)	988	1,125	136	159	294	589

Income (loss) before income taxes	18,570	3,962	(2,910)	19,622	9,312	3,439	(6,714)	6,037
Income tax expense	—	—	(4,527)	(4,527)	—	—	(976)	(976)

Net income (loss)	18,570	3,962	(7,437)	15,095	9,312	3,439	(7,690)	5,061
Less: Net income attributable to non-controlling interest	(756)	—	—	(756)	(77)	—	—	(77)

Net income (loss) attributable to Radiant Logistics, Inc.	$17,814	$3,962	$(7,437)	$14,339	$9,235	$3,439	$(7,690)	$4,984

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	42.2%	0.0%	N/A	36.9%	49.6%	0.0%	N/A	41.8%
Personnel costs	21.1%	38.0%	N/A	23.5%	20.7%	37.4%	N/A	25.1%
Selling, general and administrative expenses	9.9%	16.0%	N/A	12.2%	8.5%	18.0%	N/A	11.8%
Depreciation and amortization	1.9%	8.8%	N/A	5.5%	2.0%	7.8%	N/A	7.3%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $7.6 million, or 31.8%, to $31.3 million for the three months ended March 31, 2022. The increase is primarily due to increased net revenues generated from operating partner stations. As a percentage of net revenues, operating partner commissions decreased 494 basis points to 36.9% from 41.8% for the three months ended March 31, 2022 and 2021, respectively, as a result of a higher percentage of net revenues coming from company owned stores.

Personnel costs increased $5.7 million, or 39.9%, to $19.9 million for the three months ended March 31, 2022. The increase is primarily due to increased workforce supporting the expansion of business volumes in both U.S. and Canada, the restoration of COVID related payroll reductions associated with the pandemic, and the inclusion of payroll associated with our recent acquisition of Navegate. As a percentage of net revenues, due to significant growth in business and net revenues, the personnel costs decreased 159 basis points to 23.5% from 25.1% for the three months ended March 31, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expenses increased $3.6 million, or 54.2%, to $10.3 million for the three months ended March 31, 2022. The increase is primarily due to increased professional services primarily attributed to IT related initiatives, increased bad debt costs, increased banking fees, overall increase in SG&A spent at Navegate being included in the consolidated results of the organization, and an increase in sales and travel expenses. As a percentage of net revenues, SG&A increased 40 basis points to 12.2% from 11.8% for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization costs increased $0.5 million, or 12.2%, to $4.7 million for the three months ended March 31, 2022. The increase is primarily attributed to the acquisition of Navegate.

Our increase in net income is driven principally by increased net revenue, increased other income (expense), and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration and changes in fair value of interest rate swap contracts that are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2022 and 2021 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$17,814	$3,962	$(7,437)	$14,339	$9,235	$3,439	$(7,690)	$4,984
Income tax expense	—	—	4,527	4,527	—	—	976	976
Depreciation and amortization	1,440	947	2,297	4,684	949	700	2,525	4,174
Net interest expense	—	—	997	997	—	—	608	608

EBITDA	19,254	4,909	384	24,547	10,184	4,139	(3,581)	10,742

Share-based compensation	472	67	—	539	121	57	125	303
Change in fair value of contingent consideration	—	—	152	152	—	—	2,500	2,500
Acquisition related costs	—	—	6	6	—	—	—	—
Ransomware incident related costs (recovery), net	—	—	279	279	—	—	—	—
Litigation costs	—	—	163	163	—	—	256	256
Change in fair value of interest rate swap contracts	—	—	(1,985)	(1,985)	—	—	512	512
Gain on forgiveness of debt	—	—	—	—	—	—	(1,414)	(1,414)
Foreign currency transaction loss (gain)	(120)	15	—	(105)	(64)	50	—	(14)

Adjusted EBITDA	$19,606	$4,991	$(1,001)	$23,596	$10,241	$4,246	$(1,602)	$12,885
Adjusted EBITDA as a % of net revenues (1)	26.4%	46.5%	N/A	27.8%	21.4%	47.6%	N/A	22.7%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $10.7 million, or 83.1% to $23.6 million for the quarter ended March 31, 2022.

Nine months ended March 31, 2022 and 2021 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and net revenues by reportable operating segments for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31, 2022				Nine Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$947,764	$101,838	$(1,189)	$1,048,413	$543,078	$67,588	$(369)	$610,297
Value-added services	10,875	20,495	—	31,370	6,224	14,693	—	20,917
	958,639	122,333	(1,189)	1,079,783	549,302	82,281	(369)	631,214
Cost of transportation and other services
Transportation	763,677	82,197	(1,189)	844,685	411,122	55,336	(369)	466,089
Value-added services	4,249	9,513	—	13,762	4,384	2,675	—	7,059
	767,926	91,710	(1,189)	858,447	415,506	58,011	(369)	473,148
Net revenues (1)
Transportation	184,087	19,641	—	203,728	131,956	12,252	—	144,208
Value-added services	6,626	10,982	—	17,608	1,840	12,018	—	13,858
	$190,713	$30,623	$—	$221,336	$133,796	$24,270	$—	$158,066
Net margin
Transportation	19.4%	19.3%	N/A	19.4%	24.3%	18.1%	N/A	23.6%
Value-added services	60.9%	53.6%	N/A	56.1%	29.6%	81.8%	N/A	66.3%
(1) Net revenues are revenues net of cost of transportation and other services.

Transportation revenue was $1,048.4 million and $610.3 million for the nine months ended March 31, 2022 and 2021, respectively. The increase of $438.1 million, or 71.8%, is primarily attributable to the mark-ups associated with higher transportation costs, driven by substantial surcharges on ocean, some rail and trucking lanes due to tight capacity, coupled with significant fuel surcharges, meaningful charter business included in the current quarter, overall increased shipment volumes and four months of results related to our recent acquisition of Navegate. Net transportation revenue was $203.7 million and $144.2 million for the nine months ended March 31, 2022 and 2021, respectively. Net transportation margins decreased from 23.6% to 19.4%, primarily due to the significant surcharges associated with the extremely tight capacity experienced in certain modes of transportation, most notably ocean, fuel surcharges, and lower margin business associated with charter business and inclusion of four months of Navegate, which has lower margin characteristics.

Value-added services revenue was $31.4 million and $20.9 million, for the nine months ended March 31, 2022 and 2021, respectively. The increase of $10.5 million, or 50.0%, is primarily attributable to the increase in warehouse revenues and other value-added services from our Canada segment. Net value-added services revenue was $17.6 million for the nine months ended March 31, 2022, compared to $13.9 million for the comparable prior year period. Net value-added services revenue margins decreased from 66.3% to 56.1%, primarily due to additional startup costs associated with a moving to a new warehouse at our Coleraine facility in Canada.

The following table provides a reconciliation for the nine months ended March 31, 2022 and 2021 of net revenues to gross profit, the most directly comparable GAAP measure:

(In thousands)	Nine Months Ended March 31,
Reconciliation of net revenues to GAAP gross profit	2022	2021
Revenues	$1,079,783	$631,214
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(858,447)	(473,148)
Depreciation and amortization	(9,653)	(8,906)
GAAP gross profit	$211,683	$149,160
Depreciation and amortization	9,653	8,906
Net revenues	$221,336	$158,066

GAAP gross margin (GAAP gross profit as a percentage of revenues)	19.6%	23.6%
Net margin (net revenues as a percentage of revenues)	20.5%	25.0%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31, 2022				Nine Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net revenues (1)	$190,713	$30,623	$—	$221,336	$133,796	$24,270	$—	$158,066

Operating expenses:
Operating partner commissions	90,825	—	—	90,825	66,386	—	—	66,386
Personnel costs	39,123	11,856	1,232	52,211	28,124	9,707	2,910	40,741
Selling, general and administrative expenses	16,996	4,884	3,574	25,454	11,589	3,969	2,352	17,910
Depreciation and amortization	3,470	2,638	7,278	13,386	3,026	1,787	7,605	12,418
Change in fair value of contingent consideration	—	—	607	607	—	—	4,350	4,350

Total operating expenses	150,414	19,378	12,691	182,483	109,125	15,463	17,217	141,805

Income (loss) from operations	40,299	11,245	(12,691)	38,853	24,671	8,807	(17,217)	16,261
Other income (expense)	487	133	(787)	(167)	628	(123)	(1,133)	(628)

Income (loss) before income taxes	40,786	11,378	(13,478)	38,686	25,299	8,684	(18,350)	15,633
Income tax expense	—	—	(9,402)	(9,402)	—	—	(3,455)	(3,455)

Net income (loss)	40,786	11,378	(22,880)	29,284	25,299	8,684	(21,805)	12,178
Less: net income attributable to non- controlling interest	(918)	—	—	(918)	(294)	—	—	(294)

Net income (loss) attributable to Radiant Logistics, Inc.	$39,868	$11,378	$(22,880)	$28,366	$25,005	$8,684	$(21,805)	$11,884

	Nine Months Ended March 31, 2022				Nine Months Ended March 31, 2021
Operating expenses as a percent of net revenues (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	47.6%	0.0%	N/A	41.0%	49.6%	0.0%	N/A	42.0%
Personnel costs	20.5%	38.7%	N/A	23.6%	21.0%	40.0%	N/A	25.8%
Selling, general and administrative expenses	8.9%	15.9%	N/A	11.5%	8.7%	16.4%	N/A	11.3%
Depreciation and amortization	1.8%	8.6%	N/A	6.0%	2.3%	7.4%	N/A	7.9%

(1) Net revenues are revenues net of cost of transportation and other services.

Operating partner commissions increased $24.4 million, or 36.8%, to $90.8 million for the nine months ended March 31, 2022. The increase is primarily due to increased net revenues generated from operating partner stations. As a percentage of net revenues, operating partner commissions decreased 96 basis points to 41.0% from 42.0% for the nine months ended March 31, 2022 and 2021, respectively, as a result of a higher percentage of net revenues coming from company owned locations over the prior year period.

Personnel costs increased $11.5 million, or 28.2%, to $52.2 million for the nine months ended March 31, 2022. The increase is primarily due to increased workforce supporting the expansion of business volumes in both U.S. and Canada, the restoration of COVID related payroll reductions associated with the pandemic, and the inclusion of payroll associated with our recent acquisition of Navegate. As a percentage of net revenues, personnel costs decreased 219 basis points to 23.6% from 25.8% for the nine months ended March 31, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expenses increased $7.5 million, or 42.1%, to $25.5 million for the nine months ended March 31, 2022. The increase is primarily attributable to increased technology spend including costs incurred surrounding a ransomware incident, which represented $1.0 million for the nine months ended March 31, 2022. These costs were primarily comprised various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional software. Additional increases in costs were, increased bad debt costs, increased professional services, banking fees and increased travel. As a percentage of net revenues, SG&A increased 17 basis points to 11.5% from 11.3% for the nine months ended March 31, 2022 and 2021, respectively.

Depreciation and amortization costs were $13.4 million for the nine months ended March 31, 2022 and $12.4 million for the nine months ended March 31, 2021. The increase is primarily due to the acquisition of Navegate.

Our increase in net income is driven principally by increased net revenue, and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration and changes in fair value of interest rate swap contracts that are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2022 and 2021 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Nine Months Ended March 31, 2022				Nine Months Ended March 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$39,868	$11,378	$(22,880)	$28,366	$25,005	$8,684	$(21,805)	$11,884
Income tax expense	—	—	9,402	9,402	—	—	3,455	3,455
Depreciation and amortization	3,470	2,638	7,278	13,386	3,026	1,787	7,605	12,418
Net interest expense	—	—	2,349	2,349	—	—	1,905	1,905

EBITDA	43,338	14,016	(3,851)	53,503	28,031	10,471	(8,840)	29,662

Share-based compensation	1,028	186	97	1,311	211	175	388	774
Change in fair value of contingent consideration	—	—	607	607	—	—	4,350	4,350
Acquisition related costs	—	—	502	502	—	—	35	35
Ransomware incident related costs (recovery), net	—	—	1,031	1,031	—	—	—	—
Litigation costs	—	—	484	484	—	—	433	433
Change in fair value of interest rate swap contracts	—	—	(1,562)	(1,562)	—	—	642	642
Gain on forgiveness of debt	—	—	—	—	—	—	(1,414)	(1,414)
Foreign currency transaction loss (gain)	(426)	(54)	—	(480)	(173)	331	—	158

Adjusted EBITDA	$43,940	$14,148	$(2,692)	$55,396	$28,069	$10,977	$(4,406)	$34,640
Adjusted EBITDA as a % of net revenues (1)	23.0%	46.2%	N/A	25.0%	21.0%	45.2%	N/A	21.9%

(1) Net revenues are revenues net of cost of transportation and other services.

Adjusted EBITDA increased $20.8 million, or 59.9% to $55.4 million for the nine months ended March 31, 2022.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of March 31, 2022, we have $40.0 million in cash on hand to serve as adequate working capital.

Net cash used in operating activities were $6.9 million for the nine months ended March 31, 2022. Net cash provided by operating activities were $3.7 million for the nine months ended March 31, 2021. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the nine months ended March 31, 2022 decreased by $10.6 million, compared with the same period in fiscal year 2021, primarily due to increased net income offset by net change in operating assets and liabilities.

Net cash used for investing activities were $44.4 million and $8.3 million for the nine months ended March 31, 2022 and 2021, respectively. The primary use of cash was for business combination and purchases of property, technology, and equipment. During the nine months ended March 31, 2022, cash paid for the acquisition of Navegate, Inc., net of the acquiree company's cash balance on the acquisition date, was $38.4 million. Cash paid for purchases of property, technology, and equipment were $6.2 million and $8.7 million for the nine months ended March 31, 2022 and 2021, respectively. Proceeds from sale of property, technology, and equipment was $0.2 million and $0.3 million for the nine months ended March 31, 2022 and 2021, respectively.

Net cash provided by financing activities was $77.2 million for the nine months ended March 31, 2022. Net cash used for financing activities were $25.5 million for the nine months ended March 31, 2021. Proceeds from the Revolving Credit Facility were $116.1 million while repayments of the Revolving Credit Facility were $27.6 million for the nine months ended March 31, 2022. Repayment of the Revolving Credit Facility were $20.0 million for the nine months ended March 31, 2021. Repayments of notes payable and finance lease liability were $3.8 million and $3.5 million for the nine months ended March 31, 2022 and 2021, respectively. During the nine months ended March 31, 2022, $0.2 million was received in exchange for issuance of common stock to former shareholders of Navegate, Inc. Payments for repurchases of common stock was $6.3 million for the nine months ended March 31, 2022. Financing cash outflows for contingent consideration were $1.1 million and $2.0 million for the nine months ended March 31, 2022 and 2021. Distributions to non-controlling interest were $0.4 million and $1.0 million for the nine months ended March 31, 2022 and 2021, respectively. Proceeds from exercise of stock options were $0.4 million and $1.2 million for the nine months ended March 31, 2022 and 2021, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.4 million and $0.3 million for the nine months ended March 31, 2022 and 2021, respectively. Payments of employee tax withholdings related to the cashless exercise of stock option was $0.1 million for the nine months ended March 31, 2021.

Revolving Credit Facility

The Company entered into a $150 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of March 13, 2020. On March 31, 2022, the borrowings outstanding on the Revolving Credit Facility was $103.5 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the Company's $75 million facility dated June 14, 2017.

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

During the three months ended March 31, 2021, certain PPP Loans totaling $1.4 million were forgiven including, $11 thousand of interest previously accrued. During the year ended June 30, 2021, all PPP loans totaling $5.9 million were forgiven, including $62 thousand of interest previously accrued.

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

Based upon their evaluation, the principal executive and principal financial officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal controls over financial reporting (“ICFR”) described below. A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In December 2021, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted systems and affected operations. Management concluded that the controls related to our IT environment were not designed and/or operated effectively to prevent unauthorized access to our IT systems supporting financial information processing. We believe that, if the incident had gone differently, it could have had potentially resulted in a material misstatement to the Company’s financial statements, or the inability to file it's SEC reports, which leads Management to conclude that the magnitude of these control deficiencies represents a material weakness in our IT general controls as of March 31, 2022. The Company has engaged cyber security experts to assist management in remediating the IT general control material weakness. The Company is making technology investments to strengthen its Information Technology security infrastructure. Additionally, the Company has started the remediation process in response to the incident including whitelisting known Internet Protocol (IP) addresses and implementing Multi-factor Authentication (MFA) to limit access to our network from unknown IP addresses. We will continue to implement recommendations provided by the cyber security experts as we work to remediate this weakness.

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

Remediation of Material Weaknesses

Management began taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. Our efforts to date have focused on: (i) development of a remediation plan to fully address the control deficiencies; (ii) implementation of processes and controls to better identify and manage segregation of duties; and (iii) expansion of our accounting, finance, and information technology teams.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, there were no change in our ICFR that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of March 31, 2022.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are substantially complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the year ended June 30, 2021 or Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

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

RADIANT LOGISTICS, INC.

Date: May 10, 2022	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)