Form 10-K
period 2022-06-30
RADIANT LOGISTICS, INC
filed 2023-02-27
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2022

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

(425) 462-1094

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	RLGT	NYSE American

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2021 was approximately $279 million.

As of February 20, 2023, 48,181,256 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

None.

i

EXPLANATORY NOTE

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended June 30, 2022 and 2021 (the “Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended June 30, 2022, as well as restatement of the following previously filed periods: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2021, (ii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2021, consisting of the quarters ended September 30, 2020, December 31, 2020, and March 31, 2021; and (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2022, consisting of September 30, 2021, December 31, 2021, and March 31, 2022.

Restatement Background

As previously disclosed, on September 28, 2022, the Audit and Executive Oversight Committee (the “Committee”) of the Board of Directors of the Company, after meeting with management and consultation with Moss Adams LLP (“Moss Adams”), its current registered independent public accounting firm, and BDO USA, LLP (“BDO”), its predecessor registered independent public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in its Annual Report on Form 10-K, each of the interim financial statements for the quarterly periods in fiscal year 2021 included in its Quarterly Reports on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal year 2022 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of in-transit revenues and related costs.

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2022 consolidated financial statements. Principally, in response to its December 2021 cyber event, the Company completed a detailed lookback analysis to compare its estimated accrued in-transit revenues and related costs, which primarily consist of, purchased transportation and applicable commission expenses, to its actual customer invoicing, related transportation costs and other costs subsequently recorded. In the course of its analysis of the actual information gathered through the lookback process, the Company detected differences between the estimated accrued amounts and the actual revenues and expenses recorded due primarily to errors in the underlying shipment information that was used to calculate the original estimates of the accrued amounts. Management and the Committee have concluded that, in the ordinary course of closing its financial books and records, the Company previously inadvertently excluded certain in-transit revenues and associated costs from the appropriate periods as required under generally accepted accounting principles (“GAAP”) of the United States. Therefore, the Company misstated gross revenues and associated costs during the Restatement Periods. The Company principally attributes the errors to a material weakness in internal controls over the recording and processing of revenues, which was disclosed in Part II, Item 9A of its Annual Report on Form 10-K for the year-ended June 30, 2021, which the Company is working to remediate in fiscal year 2023.

Items Restated in this Form 10-K

This Comprehensive Form 10-K for the fiscal years ended June 30, 2022 and 2021 reflects changes to the Consolidated Balance Sheet at June 30, 2021 and the Consolidated Statements of Comprehensive Income, Stockholders’ Equity, and Cash Flows for the year ended June 30, 2021, and the related notes thereto. Restatement of consolidated financial statements for the fiscal year ended June 30, 2021 is disclosed in Note 2 to the consolidated financial statements. Restatement of consolidated financial statements for the quarterly and year-to-date periods in fiscal year 2021 and 2022 are disclosed in Note 20 to the consolidated financial statements. Other sections impacted are: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for any of the quarters for the years ended June 30, 2021 and 2022, nor the previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

See Note 2 and Note 20 to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

Table of Content

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel; potential adverse legal, reputational and financial effects on the Company resulting from the ransomware incident or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents, like the ransomware incident; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements; our longer-term relationship with our senior lenders as a consequence of our need to restate our financial statements; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to remediate during fiscal year 2023 certain material weaknesses in our internal controls over financial reporting, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Table of Content

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) operates as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large and diversified account base across a range of industries and geographies, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who we also refer to as our “strategic operating partners”, that operate exclusively on our behalf, and approximately 25 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload (“LTL”) services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL, and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services including materials management and distribution services (collectively, “Materials Management and Distribution” or “MM&D” services), customs house brokerage (“CHB”) services and global trade management (“GTM”) services to complement our core transportation service offering.

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s technology platform, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes, which creates opportunities for the Company to more efficiently source and manage its transportation capacity.

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

Competitive Strengths

As a non-asset-based third-party logistics provider, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services. We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price. We believe our primary competitive advantages are as follows:

Table of Content

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

Diverse customer base

We service a large and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers. For the annual period up to the date of this report, no single customer and no strategic operating partner represented more than 5% of our consolidated revenue, reducing risks associated with any particular industry, geographic or customer concentration.

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender and financial settlement process) drives significant efficiency across our network. Through our December 2021 acquisition of Navegate we now also have access to a proprietary global trade management platform that will provide purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery here in the U.S. We believe this will allow us to further differentiate ourselves in the marketplace and provide additional support for both current and prospective customers.

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

Sourcing and managing transportation

As we continue to grow and scale the business, we expect to continue to develop density in our trade lanes, which creates opportunities for us to more efficiently source and manage our transportation capacity. With our acquisition of Radiant Canada (formerly, Wheels Group, Inc.) in 2015, our network has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

Table of Content

Value-added services

In addition to our core transportation service offerings, we also provide value-added supply chain services including MM&D, CHB, and GTM services. We believe that our value-added services allow us to leverage our transportation services to generate additional revenue and provide additional convenience to our customers.

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

Shippers typically manage their supply chains using some combination of asset and non-asset-based service providers. We operate principally as a non-asset-based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services, along with associated value-added services. According to Armstrong and Associates, the market for third-party logistics services in the United States and Canada is estimated at approximately 247.2 billion annually.

Because non-asset-based companies select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than their asset-based competitors, who are typically focused on maximizing the utilization of their own captive fleets of trucks, aircraft and ships rather than the specific needs of the customer.

We believe there are several factors that are increasing demand for global logistics solutions. These factors include:

•
outsourcing of non-core activities;
•
globalization of trade;
•
increased need for time-definite delivery;
•
consolidation of global logistics providers; and
•
increasing influence of e-business and the Internet.

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Airgroup®, Adcom®, DBA™, Service by Air™, Navegate® and Centrade brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset-based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 21 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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

Table of Content

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
•
Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”), historically operated the Company’s Adcom agency locations, in 2020; and
•
Navegate, Inc. and its subsidiaries (“Navegate”), a privately held company based in Minnesota, which provides international technology-enabled supply chain management and third-party transportation and logistics services including its technology platform, in 2021.
•
Cascade Enterprises of Minnesota, Inc. (“Cascade”), a privately held company based in Minnesota that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007 that provides a full range of domestic and international transportation and logistics services across North America, in 2022.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. We will continue to make enhancements to our back-office infrastructure, transportation management, global trade management and accounting systems to support this growth. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition, we will also be working to drive further productivity improvements enabled through our value-added truck brokerage and customs house brokerage service capabilities.

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

Table of Content

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

Operations

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including MM&D, CHB, and GTM, to complement our core transportation service offering.

As a non-asset-based provider, we generally do not own the transportation equipment used to transport the freight. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset-based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We may charter cargo aircraft and/or ocean vessels from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport the freight.

We are organized functionally in two geographic operating segments: U.S. and Canada. Our transportation services for both the U.S. and Canada segments can be broadly placed into the categories of freight forwarding and freight brokerage services:

Freight forwarding. As a freight forwarder, we operate as a non-asset-based carrier providing domestic and international air and ocean freight forwarding services. Our freight forwarding operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, ocean carriers and other asset-based and non-asset-based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors.

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

To complement our core transportation service offerings, we also provide a number of value-added services, including MM&D, CHB, and GTM solutions.

Table of Content

Information Services

The continued enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partners to a common set of customer-facing and back-office applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments as well as enhanced reporting and visibility tools has become increasingly important and that our efforts in this area will result in competitive service advantages. Through our December 2021 acquisition of Navegate we are also now able to offer customers purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery here in the U.S through our proprietary global trade management platform which we believe this will allow us to further differentiate ourselves in the marketplace. In addition, we believe that centralizing our operations into a single transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

In our forwarding operations, we use a third-party and proprietary transportation management system (Cargowise, SBA Review) and are migrating operations to SAP TM, which are integrated to our third-party accounting system (SAP ECC). These systems combine to form the foundation of our supply-chain technologies, which provides us with a common set of back-office operating, accounting and customer facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans and Revenova for intermodal services, and Profit Tools for drayage services. In our warehousing operations, we use Microsoft’s Navision and are migrating to Highjump, which uses SAP for order management services. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. We continue to make gradual progress in migrating these various operating and financial reporting systems to a singular SAP-based platform. We are taking a phased approach to these migrations and currently we continue to transition our freight forwarding services to our new SAP-based transportation management system. Future phases will include the transition of our legacy brokerage transportation management and financial reporting systems to SAP ECC.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 5% of our consolidated revenue, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

Competition and Business Conditions

The logistics business is directly impacted by the volume of domestic and international trade. The volume of such trade is influenced by many factors, including economic and political conditions in the United States and abroad, major work stoppages, currency fluctuations, acts of war, terrorism and other armed conflicts, United States and international laws relating to tariffs, trade restrictions, foreign investments, interest rates, inflation, and taxation.

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We compete against asset-based and other non-asset-based third-party logistics companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe the incremental service offerings enabled through our acquisition strategy (e.g., Navegate’s global trade management platform) will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

Table of Content

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

Human Capital

We consider our employees to be the foundation for our growth and continued success. We believe in creating and maintaining a positive work environment for employees. As of June 30, 2022, we have 836 employees, of which 811 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good. We believe that an equitable and inclusive environment with diverse teams is crucial to our efforts to attract and retain key talent and foster a work culture that reflects our core values.

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

Table of Content

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

Risks Related to our Business

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in the Explanatory Note to this Annual Report and in Note 2, Restatement of Previously Issued Consolidated Financial Statements, and Note 20, Quarterly Financial Data (Unaudited and Restated), to the consolidated financial statements included in this Annual Report, we are restating our previously issued financial statements for (i) our audited consolidated financial statements for the year ended June 30, 2021, and (ii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2021, consisting of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021; and (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2022, consisting of September 30, 2021, December 31, 2021, and March 31, 2022. These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have implemented and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

We identified a material weakness in our internal control over financial reporting related to the recording and processing of revenue transactions. Such material weaknesses could materially and adversely affect our operations, financial condition, reputation and stock price.

As discussed in Note 2 of the consolidated financial statements, Management has concluded that the Company’s previously issued consolidated financial statements should be restated due to, inadvertently excluding certain in-transit revenues and associated costs from the appropriate periods as required under GAAP. Therefore, the Company misstated gross revenues and associated costs during the Restatement Periods. The restatement related to the Company’s material weakness in internal control over financial reporting over the recording of revenue transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company completed the restatement, is evaluating, and is working towards the appropriate corrective actions to remediate the material weakness during the fiscal year 2023 to strengthen our internal controls over the recording of revenue transactions.

It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. For example, internal control over financial reporting may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management-override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis.

Table of Content

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial information. If we are unable to effectively remediate and adequately manage our internal control over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and others to lose confidence in our financial data and could adversely affect our business and our stock price. Significant deficiencies or material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of available financing.

The delayed filing of our annual report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of our annual report with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

We need to maintain and expand our existing strategic operating partner network to increase revenues.

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA, and Service by Air brands. For the years ended June 30, 2022 and 2021, approximately 49% and 53% of our consolidated adjusted gross profit (this is a non-GAAP measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 5% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

Table of Content

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2022, approximately $1.7 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for doubtful accounts when it is probable the amounts owed will not be collected.

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

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends, which may lead to significant ongoing software development or licensing costs. We may be unable to accurately determine the needs of our customers and strategic operating partners and the trends in the transportation services industry, or to design or license and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to our information technology systems and operations. We have been and may in the future be subject to cybersecurity attacks and other intentional hacking. For example, as previously disclosed, on December 8, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. While our systems recovery efforts are complete, and our operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs and we have yet to determine the extent to which our insurance may cover such costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, we confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. We notified law enforcement, provided notice to customers apprising them of the situation and are providing any notices that may be required by applicable law related to potential Personal Identifiable Information (PII data) exposure. Any failure to identify and address such defects or errors or prevent or remediate a cyber-attack could result in corruption or loss of our data, service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. We expect customers and strategic operating partners to continue to demand more sophisticated, fully integrated information systems from their supply chain services providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

Table of Content

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

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our customers’ cargo. Consequently, our ability to provide services for our customers could be adversely impacted by, among other things: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, taxes and labor, changes in the financial stability or operating capabilities of carriers, and other factors not within our control. Reductions in airfreight or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by supply chain irregularities, strike, work stoppage, lock-out, slowdown, other supply chain issues or otherwise, could adversely impact our business, results of operations and financial condition.

In addition, any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

We have increased, and intend to further increase, our revenue through organic growth, adding strategic operating partners, and acquisitions. We believe that certain of our costs, such as those related to information technology, physical locations, senior management, and sales and general operations, and excluding non-cash amortization, should grow more slowly than our adjusted gross profit, which would lead to improved cash flow margins over time. Historically, our cash flow margins have fluctuated, and have not always improved as we have grown. To the extent we fail to manage our costs, including purchased transportation, strategic operating partner commissions, personnel expenses, and sales and general expenses, our profitability may not improve or may decrease. This could adversely impact our business, results of operation, financial condition, and the trading price of our common stock.

Economic recessions and other factors that reduce freight volumes could have a material adverse impact on our business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, inflation pressures, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

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

Table of Content

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

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumers, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and fourth fiscal quarters are traditionally weaker compared with our second and third fiscal quarters. As a result, our quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions, inflationary pressure, and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand, which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control including inflationary pressures and supply chain disruptions. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends, such as inflation and supply chain irregularities during the fiscal year ended June 30, 2022, and consumer demand that can be difficult to predict or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

Higher carrier prices may result in decreased adjusted gross profit.

Carriers can be expected to charge higher prices if market conditions warrant, including increased costs of fuel, labor shortages, increased shipping times due to supply chain disruptions in order to cover higher operating expenses such as increased shipping times, labor rates, and rising gas prices. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing.

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

Table of Content

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

In our freight forwarding operations, we have liability under law to our customers for loss or damage to their goods. We attempt to limit our exposure through release limits, indemnification by the air, ocean, and ground carriers that transport the freight, and insurance. Moreover, because a freight forwarder relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination, unless due to our own errors and omissions. However, these efforts may prove unsuccessful, and we may be liable for loss and damage to the goods.

In addition to legal liability, from time-to-time customers exert economic pressure when the underlying carrier fails to cover the costs of loss or damage. We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected.

There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amounts for which we are liable in connection with our services will not change in the future or exceed our insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply, and we could be subject to claims for which insurance coverage may be inadequate or even disputed and such claims could adversely impact our financial condition and results of operations. In addition, continued increases in the cost of insurance costs impact our profitability.

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

Table of Content

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

Our success depends in part on our ability to maintain the image of the Radiant, Airgroup, Adcom, DBA, Service by Air, and Navegate brands and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other freight-forwarding companies. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brands.

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

Table of Content

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

We currently maintain (i) a USD$200 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”), pursuant to a Credit Agreement dated as of August 5, 2022, (ii) a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Amended and Restated Loan Agreement (the “FPD IV Loan Agreement”), and (iii) a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (“FPD V” formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Amended and Restated Loan Agreement (the “FPD V Loan Agreement” and, together with the FPD IV Loan Agreement, the “FPD Loan Agreements”). Repayment of the foregoing credit facilities is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

The Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.0. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

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

Table of Content

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

Dependence on key personnel.

For the foreseeable future, our success will depend largely on the continued services of our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, as well as certain of our other key executives and executives of our acquired businesses because of their collective industry knowledge, marketing skills and relationships with vendors, customers and strategic operating partners. Our ability to appropriately staff and retain employees is important to our variable cost model. Should any of these individuals leave us, we could have difficulty replacing them with qualified individuals and it could have a material adverse effect on our future results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this report). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the years ended June 30, 2022 and 2021, international transportation revenue accounted for 43% and 35% of our adjusted gross profit, respectively. International transportation revenue is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

Table of Content

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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. For the years ended June 30, 2022 and 2021, international transportation revenue accounted for 43% and 35% of our adjusted gross profit, respectively. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange-rate fluctuations.

In addition, our international operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar. There can be no guarantee that the effect of currency fluctuations will not be material in the future.

We identified a material weakness in our internal control over financial reporting related to recording and processing of revenue transactions. Ineffective internal controls could impact our business and operating results as well as our public reporting and stock price.

We have grown rapidly and face additional challenges of disparate systems and geographically dispersed management. Our internal controls over financial reporting and disclosure are strained at times due to COVID-19, acquisitions, and other corporate development activities.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part II Item 9A “Controls and Procedures” of this Annual Report, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of material weaknesses in internal control over financial reporting related to: our controls with respect to the recording and processing of revenue as currently designed lack the level of precision necessary to ensure the completeness and accuracy of revenue. We are currently working on the remediation of this material weaknesses.

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

Table of Content

We may be adversely affected by the physical effects of climate change as well as legal, regulatory, or market responses to climate change concerns.

Risks associated with climate change are subject to increasing societal, regulatory and political focus. Shifts in weather patterns caused by climate change may lead to an increase in the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures or flooding, which could cause more significant business interruptions, increased costs, increased liabilities, and decreased revenue than what we have experienced in the past from such events. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and greenhouse gas emissions such as carbon dioxide, a by-product of burning fossil fuels, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our operations and operating results.

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

Table of Content

On May 9, 2022, we announced that the Securities and Exchange Commission (SEC) had declared effective our $150 million universal shelf registration statement on Form S-3, which provided us with the continued financial flexibility to access capital. Our ability to raise capital under the Form S-3 depends upon several circumstances including staying up to date with our filing of audited financial statements, our financial and operating performance, and the capital market’s receptiveness to our potential offerings. As a result of the need for restatement of certain prior periods as discussed in the Explanatory Note to this Annual Report on Form 10-K, the Company failed to timely file its fiscal 2022 Annual Report on Form 10-K and fiscal 2023 first quarter and second quarter Quarterly Reports on Form 10-Qs within the SEC’s permitted extension periods and will be unable to access its universal shelf registration statement on Form S-3 until it timely files its SEC reports for at least one year.

Our credit facilities place certain limits on the acquisitions we may make.

Under the terms of our credit facilities, we may be required to obtain the consent of each of our lenders prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) no default shall have occurred or would result from such acquisition, (ii) the property acquired is used or useful in the same or a similar line of business as Radiant’s, (iii) in the case of an acquisition of the equity interests, the board of directors of the target business shall have duly approved such Acquisition, (iv) we shall be in compliance with the financial covenants after giving effect to such acquisition and the consolidated leverage ratio shall be less than 3.25 to 1.00 for acquisitions valued above $25 million and 2.75 to 1.00 for any other acquisitions, (v) the representations and warranties made by Radiant in each loan document shall be true and correct, (vi) if such transaction involves the purchase of an interest in a partnership between Radiant as a general partner and entities unaffiliated with the borrower as the other partners, such transaction shall be effected by having such equity interest acquired by a corporate holding company directly or indirectly wholly owned by Radiant newly formed for the sole purpose of effecting such transaction, and (vii) immediately after giving effect to such acquisition, there shall be at least $25 million of availability under the Revolving Credit Facility.

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

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid to acquire a business over the fair value of the identifiable tangible assets acquired must be allocated among identifiable intangible assets including goodwill. The amount allocated to goodwill is not subject to amortization. However, it is tested at least annually for impairment. The amount allocated to identifiable intangible assets, such as customer relationships and the like, is amortized over the life of these intangible assets. We expect that this will subject us to periodic charges against our earnings to the extent of the amortization incurred for that period. Because our business strategy focuses, in part, on growth through acquisitions, our future earnings will be subject to greater non-cash amortization charges than a company whose earnings are derived solely from organic growth. As a result, we will experience an increase in non-cash charges related to the amortization of intangible assets acquired in our acquisitions. Our financial statements will show that our intangible assets are diminishing in value, even if the acquired businesses are increasing (or not diminishing) in value. Because of this discrepancy, we believe our EBITDA, a measure of financial performance that does not conform to GAAP, provides a meaningful measure of our financial performance. However, the investment community generally measures a public company’s performance by its net income. Further, the financial covenants of our credit facility adjust EBITDA to exclude costs related to share-based compensation and other non-cash charges. Thus, we believe that EBITDA and adjusted EBITDA provide a meaningful measure of our financial performance. If the investment community elects to place more emphasis on net income, the future price of our common stock could be adversely affected.

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

Table of Content

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

Not every acquisition is structured utilizing contingent consideration. Our 2015 acquisitions of Radiant Canada and Service by Air, our 2017 acquisition of Lomas, and our 2022 acquisition of Navegate were structured without using contingent consideration. We will be unable to reduce the purchase price of these entities if they underperform relative to anticipated earnings levels.

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

Table of Content

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

The market price of our common stock may fluctuate significantly as a result of a number of factors, many of which are outside our control. The current market price of our common stock may not be indicative of future market prices. Fluctuations may occur in response to the other risk factors listed in this Annual Report on Form 10-K and for many other reasons, including:

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
•
changes in our capital structure;
•
our ability to remain current in our SEC filings;
•
our ability to remediate during fiscal year 2023 our material weakness in internal controls over financial reporting; and
•
sales of our common stock by us or members of our management team.

Table of Content

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

Under applicable SEC rules, our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2022. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

Table of Content

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

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of February 20, 2023, we had 48,181,256 outstanding shares of common stock. As of February 20, 2023, we may in the future issue up to 1,002,386 additional shares of our common stock upon exercise of existing stock options.

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

Table of Content

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Renton, Washington. Our network is comprised of over 100 operating locations, including the following Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Taylor, Michigan	●	Folcroft, Pennsylvania
●	Carson, California	●	Mendota Heights, Minnesota	●	Middletown, Pennsylvania
●	Addison, Illinois	●	Edison, New Jersey	●	Pittsburgh, Pennsylvania
●	Woodridge, Illinois	●	Jamaica, New York	●	Edinberg, Texas
●	Hebron, Kentucky	●	Woodbury, New York	●	Laredo, Texas
●	Louisville, Kentucky	●	Portland, Oregon	●	Alexandria, Virginia

Canada:

●	Calgary, Alberta	●	Bolton, Ontario	●	Mississauga, Ontario
●	Delta, British Columbia	●	Brampton, Ontario	●	Laval, Québec

Other International locations:

●	Shanghai, China	●	Cebu City, Philippines

We believe our current offices and warehouses are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Legal Proceedings of Note 16, Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Table of Content

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.”

Holders

As of February 20, 2023, the number of stockholders of record of our common stock was 76. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under this repurchase program, the Company purchased the following shares of common stock during the three months ended June 30, 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	—	—	—	—
May 1 - 31, 2022	271,652	6.45	271,652	—
June 1 - 30, 2022	480,407	6.95	480,407	—

Total	752,059	$6.77	752,059	—

As of June 30, 2022, future repurchases of up to 2,475,392 shares were available in the share repurchase program.

Table of Content

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index, which is a SIC code 4731 line-of-business index, for the last five years. S&P Dow Jones Indices LLC prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the Russell 2000 Index, and the line-of-business index on June 30, 2017. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

	Investment value as of June 30,
	2017	2018	2019	2020	2021	2022
Radiant Logistics, Inc.	$100	$73	$114	$73	$129	$138
Dow Jones Transportation Average Index	100	108	109	96	156	138
Russell 2000 Index	100	116	111	102	163	121

$190
$170
$150
$130
$110
$90
$70
$50
2017
2018
2019
2020
2021
2022
Radiant Logistics, Inc.
Dow Jones Transportation Average Index
Russell 2000 Index

ITEM 6. [RESERVED]

Table of Content

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

This discussion has been impacted by the restatement described in the Explanatory Note and in the Notes 2 and 20 of the consolidated financial statements of this Annual Report. Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement adjustments.

Overview

We operate as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, manufacturing and retail customers, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who we also refer to as our “strategic operating partners”, that operated exclusively on our behalf, and approximately 25 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, LTL services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging the shipment, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including MM&D, CHB and GTM solutions to complement our core transportation service offering.

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s technology platform, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes, which creates opportunities for the Company to more efficiently source and manage its transportation capacity.

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

Restatement of Previously Issued Consolidated Financial Statements

On September 28, 2022, the Company concluded that the Company’s previously issued financial statements for the Restatement Periods should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of in-transit revenues and related costs.

When preparing its fiscal year-end 2022 consolidated financial statements, in response to its December 2021 cyber event, the Company completed a detailed lookback analysis to compare its estimated accrued in-transit revenues and related costs, primarily, purchased transportation and applicable commission expenses, to its actual customer invoicing, related transportation costs and other costs subsequently recorded. In the course of its analysis of the actual information gathered through the lookback process, the Company detected differences between the estimated accrued amounts and the actual revenues and expenses recorded due primarily to errors in the underlying shipment information that was used to calculate the original estimates of the accrued amounts. In the ordinary course of closing its financial books and records, the Company previously inadvertently excluded certain in-transit revenues and associated costs from the appropriate periods as required under GAAP. Therefore, the Company misstated gross revenues and associated costs during the Restatement Periods. The Company principally attributes the errors to a material weakness in financial controls over the recording and processing of revenues, which was disclosed in Item II, Part 9A of the Annual Report on Form 10-K for the year-ended June 30, 2021, which the Company is working to remediate in fiscal year 2023. The discussion of financial results presented here is reflective of the restatement adjustments.

Table of Content

Ransomware Incident

As previously disclosed during the quarter ended December 31, 2021, the Company filed an 8-K on December 13, 2021, disclosing some of the Company’s systems were affected by a ransomware incident that encrypted information on its systems and disrupted customer and employee access to its applications and services. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking its network offline as a precaution. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We notified law enforcement, provided notice to customers apprising them of the situation and will provide any notices that may be required by applicable law related to potential PII data exposure.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees.

The total ransomware incident related costs for fiscal year 2022 were $0.7 million. These costs were primarily comprised of various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional hardware and software.

We are making information technology investments in order to further strengthen our information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensics investigation of the ransomware incident, and we are taking appropriate actions in response to the findings. For example, in the short-term, we reset all credentials Company-wide and strengthened security tooling across our servers and workstations including whitelisting known Internet Protocol (IP) addresses and implementation of Multi-factor Authentication (MFA) to access our network from unknown IP addresses. In the long-term, we are continuing to advance the maturity and effectiveness of our information security resiliency strategy and capabilities. Our technology team has accelerated its roadmap to further strengthen the monitoring of network and servers to enable us to detect, respond and recover more quickly from security and technical incidents. As a proactive measure we have also implemented tools that pre-scan equipment requesting VPN access to our network servers to ensure they meet the standards of the Company. More specifically, we plan to continue to improve our security monitoring capabilities and enhance the information security within the Company and stations while also implementing a new Cyber Awareness training program.

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

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean, and rail services. Our adjusted transportation gross profit (gross transportation revenue less the direct cost of transportation) is the primary indicator of our ability to source, add value and resell services provided by third parties, and is considered by management to be a key performance measure. In addition, management believes measuring its operating costs as a function of adjusted transportation gross profit provides a useful metric, as our ability to control costs as a function of adjusted transportation gross profit directly impacts operating earnings.

Our operating results will be affected as acquisitions occur. Since all acquisitions are made using the acquisition method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Adjusted gross profit, a non-GAAP financial measure, is our total revenue minus our total cost of transportation and other services (excluding depreciation and amortization, which are reported separately) and adjusted gross profit percentage is adjusted gross profit as a percentage of our total revenue. We believe that these provide investors meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

Table of Content

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

Critical Accounting Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our financial statements, the areas that are particularly significant include revenue recognition; the fair value of acquired assets and liabilities and the assessment of the recoverability of long-lived assets, goodwill and intangible assets; and fair value of contingent consideration.

As a non-asset-based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our air and ocean freight forwarding and freight brokerage revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. Freight forwarding revenues related to shipments where we issue a House Airway Bill or a House Ocean Bill of Lading and corresponding related costs are recognized over the transit period as customers’ goods move from point of origin to point of destination. We estimate revenues at the end of each of our fiscal accounting periods for partially completed shipments and their related costs based on several factors including calculating recent average transit times by mode and, calculating the percentage of completion of shipments in transit. Furthermore, any known posted shipment information available after month end, but prior to our accrual is utilized to estimate revenues and costs for those shipments that were open as of month end. Macroeconomic conditions impacting the supply chain such as port delays, COVID-19 impacting the labor force, as well as inflationary pressures can impact the actual results compared to our estimates. All other revenue, including revenue from other value-added services including freight brokerage services, customs brokerage services and warehousing and fulfillment services, is recognized upon completion of the service.

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

Table of Content

Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from our acquisitions. Customer related intangible assets are amortized using the straight-line method over periods of up to 15 years, trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, and non-compete agreements are amortized using the straight-line method over periods of up to five years, and developed technology is amortize using the straight-line method over five years.

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

The Company has contingent obligations to transfer cash payments and/or equity shares to the former shareholder of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next four fiscal years. The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs.

Table of Content

Results of Operations

The results of operations for the fiscal year ended June 30, 2021 have been restated. Refer to Note 2, Restatement of Previously Issued Consolidated Financial Statements, of this Annual Report on Form 10-K for details.

Fiscal year ended June 30, 2022, compared to fiscal year ended June 30, 2021 (as restated)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the fiscal years ended June 30, 2022 and 2021 (as restated):

	Year Ended June 30, 2022				Year Ended June 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Revenues
Transportation	$1,266,704	$149,230	$(1,428)	$1,414,506	$772,586	$97,418	$(489)	$869,515
Value-added services	16,329	28,584	—	44,913	8,887	21,410	—	30,297
	1,283,033	177,814	(1,428)	1,459,419	781,473	118,828	(489)	899,812
Cost of transportation and other services
Transportation	1,015,199	119,944	(1,428)	1,133,715	587,837	80,715	(489)	668,063
Value-added services	6,816	12,603	—	19,419	6,004	4,339	—	10,343
	1,022,015	132,547	(1,428)	1,153,134	593,841	85,054	(489)	678,406
Adjusted gross profit (1)
Transportation	251,505	29,286	—	280,791	184,749	16,703	—	201,452
Value-added services	9,513	15,981	—	25,494	2,883	17,071	—	19,954
	$261,018	$45,267	$—	$306,285	$187,632	$33,774	$—	$221,406
Adjusted gross profit percentage
Transportation	19.9%	19.6%	N/A	19.9%	23.9%	17.1%	N/A	23.2%
Value-added services	58.3%	55.9%	N/A	56.8%	32.4%	79.7%	N/A	65.9%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $1,414.5 million and $869.5 million for the years ended June 30, 2022 and 2021 (as restated), respectively. The increase of $545.0 million, or 62.7%, is primarily attributable to the mark-ups associated with higher transportation costs, driven by substantial surcharges on ocean, some rail and trucking lanes due to tight capacity, coupled with significant fuel surcharges, and meaningful charter business included in the current year, overall increased shipment volumes and seven months of results related to our acquisition of Navegate. Adjusted transportation gross profit was $280.8 million and $201.5 million for the years ended June 30, 2022 and 2021 (as restated), respectively. Adjusted transportation gross profit percentage decreased from 23.2% to 19.9%, primarily due to the significant surcharges associated with the extremely tight capacity experienced in certain modes of transportation, most notably ocean, fuel surcharges, and significant lower margin business associated with charter business and inclusion of seven months of Navegate, which has lower margin characteristics.

Value-added services revenue was $44.9 million and $30.3 million for the years ended June 30, 2022 and 2021 (as restated), respectively. The increase of $14.6 million, or 48.2%, is primarily attributable to the increase in warehouse revenues and other value-added services from our Canada segment. Adjusted value-added services gross profit was $25.5 million for the year ended June 30, 2022, compared to $20.0 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 65.9% to 56.8%, primarily due to additional startup costs associated with moving to a new warehouse at our Coleraine facility in Canada.

Table of Content

The following table provides a reconciliation for the fiscal years ended June 30, 2022 and 2021 (as restated) of adjusted gross profit to gross profit, the most directly comparable GAAP measure.

(In thousands)	Year Ended June 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2022	2021
		(as restated)
Revenues	$1,459,419	$899,812
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(1,153,134)	(678,406)
Depreciation and amortization	(12,775)	(11,986)
GAAP gross profit	$293,510	$209,420
Depreciation and amortization	12,775	11,986
Adjusted gross profit	$306,285	$221,406

GAAP gross margin (GAAP gross profit as a percentage of revenues)	20.1%	23.3%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	21.0%	24.6%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2022 and 2021 (as restated):

	Year Ended June 30, 2022				Year Ended June 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Adjusted gross profit (1)	$261,018	$45,267	$—	$306,285	$187,632	$33,774	$—	$221,406

Operating expenses:
Operating partner commissions	121,937	—	—	121,937	95,141	—	—	95,141
Personnel costs	54,524	16,287	1,431	72,242	38,109	13,441	3,802	55,352
Selling, general and administrative expenses	22,500	6,902	4,598	34,000	14,974	5,765	2,979	23,718
Depreciation and amortization	5,651	3,509	9,556	18,716	3,929	2,586	10,127	16,642
Change in fair value of contingent consideration	—	—	767	767	—	—	4,350	4,350

Total operating expenses	204,612	26,698	16,352	247,662	152,153	21,792	21,258	195,203

Income from operations	56,406	18,569	(16,352)	58,623	35,479	11,982	(21,258)	26,203
Other (expense) income	678	233	(1,351)	(440)	676	(162)	2,863	3,377

Income before income taxes	57,084	18,802	(17,703)	58,183	36,155	11,820	(18,395)	29,580
Income tax expense	—	—	(12,692)	(12,692)	—	—	(5,951)	(5,951)

Net income	57,084	18,802	(30,395)	45,491	36,155	11,820	(24,346)	23,629
Less: net income attributable to non- controlling interest	(1,027)	—	—	(1,027)	(519)	—	—	(519)

Net income attributable to Radiant Logistics, Inc.	$56,057	$18,802	$(30,395)	$44,464	$35,636	$11,820	$(24,346)	$23,110

	Year Ended June 30, 2022				Year Ended June 30, 2021
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Operating partner commissions	46.7%	0.0%	N/A	39.8%	50.7%	0.0%	N/A	43.0%
Personnel costs	20.9%	36.0%	N/A	23.6%	20.3%	39.8%	N/A	25.0%
Selling, general and administrative expenses	8.6%	15.2%	N/A	11.1%	8.0%	17.1%	N/A	10.7%
Depreciation and amortization	2.2%	7.8%	N/A	6.1%	2.1%	7.7%	N/A	7.5%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Table of Content

Operating partner commissions increased $26.8 million, or 28.2%, to $121.9 million for the year ended June 30, 2022. The increase is primarily due to increased adjusted gross profit from operating partners. As a percentage of adjusted gross profit, operating partner commissions decreased 316 basis points to 39.8% from 43.0% for the years ended June 30, 2022 and 2021, respectively as a result of a greater percentage of business is coming from company owned locations which are not subject to commissions.

Personnel costs increased $16.9 million, or 30.5%, to $72.2 million for the year ended June 30, 2022. The increase is primarily due to increased workforce supporting the expansion of business volumes in both U.S. and Canada, the restoration of COVID related payroll reductions associated with the pandemic, and the inclusion of payroll associated with our acquisition of Navegate. As a percentage of adjusted gross profit, personnel costs decreased 141 basis points to 23.6% from 25.0% for the years ended June 30, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expenses increased $10.3 million, or 43.4%, to $34.0 million for the year ended June 30, 2022. The increase is primarily due to increased professional services primarily attributed to IT related initiatives, increased bad debt costs, increased banking fees, increased professional services fees, and overall increase in SG&A spent with Navegate being included in the consolidated results of the organization. As a percentage of adjusted gross profit, SG&A increased 39 basis points to 11.1% from 10.7% for the years ended June 30, 2022 and 2021, respectively.

Depreciation and amortization costs increased $2.1 million, or 12.5%, to $18.7 million for the year ended June 30, 2022. The increase is primarily attributed to the acquisition of Navegate. As a percentage of adjusted gross profit, depreciation and amortization decreased 141 basis points to 6.1% from 7.5% for the years ended June 30, 2022 and 2021, respectively.

Change in fair value of contingent consideration was an expense of $0.8 million for the year ended June 30, 2022, compared to an expense of $4.4 million for the year ended June 30, 2021. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Net other (expense) income decreased $3.8 million, or 113.0%, from an income of $3.4 million for the year ended June 30, 2021 to an expense of $0.4 million for the year ended June 30, 2022. The decrease is primarily due to the gain on the forgiveness of the PPP loans offered under the CARES Act recorded during the year ended June 30, 2021, partially offset by increases in the fair value of interest rate swap contracts during the year ended June 30, 2022.

Our change in net income is driven principally by increased adjusted gross profit, partially offset by increased operating expenses and increased income taxes compared to the prior year.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2022 and 2021 (as restated) of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure.

	Year Ended June 30, 2022				Year Ended June 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Net income attributable to Radiant Logistics, Inc.	$56,057	$18,802	$(30,395)	$44,464	$35,636	$11,820	$(24,346)	$23,110
Income tax expense	—	—	12,692	12,692	—	—	5,951	5,951
Depreciation and amortization	5,651	3,509	9,556	18,716	3,929	2,586	10,127	16,642
Net interest expense	—	—	3,191	3,191	—	—	2,531	2,531

EBITDA	61,708	22,311	(4,956)	79,063	39,565	14,406	(5,737)	48,234

Share-based compensation	1,016	248	534	1,798	378	218	475	1,071
Change in fair value of contingent consideration	—	—	767	767	—	—	4,350	4,350
Acquisition related costs	—	—	596	596	—	—	42	42
Ransomware incident related costs, net	—	—	684	684	—	—	—	—
Litigation costs	—	—	568	568	—	—	535	535
Gain on litigation settlement, net	—	—	—	—	—	—	(25)	(25)
Change in fair value of interest rate swap contracts	—	—	(1,840)	(1,840)	—	—	594	594
Gain on forgiveness of debt	—	—	—	—	—	—	(5,987)	(5,987)
Foreign currency transaction (gain) loss	(573)	(145)	—	(718)	(179)	368	—	189

Adjusted EBITDA	$62,151	$22,414	$(3,647)	$80,918	$39,764	$14,992	$(5,753)	$49,003
Adjusted EBITDA as a % of adjusted gross profit (1)	23.8%	49.5%	N/A	26.4%	21.2%	44.4%	N/A	22.1%
(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Table of Content

Adjusted EBITDA increased $31.9 million, or 65.1% to $80.9 million for the year ended June 30, 2022.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2022, we have $24.4 million in cash on hand to serve as adequate working capital.

Fiscal year ended June 30, 2022 compared to fiscal year ended June 30, 2021

Net cash provided by operating activities were $24.9 million and $14.1 million for the fiscal years ended June 30, 2022 and 2021, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts payable and accounts receivable. Compared to the prior fiscal year, cash provided by operating activities increased mainly due to increased net income and increased payables to vendors offset by increased accounts receivable and contract assets balances.

Net cash used for investing activities were $45.7 million and $11.1 million for the years ended June 30, 2022 and 2021, respectively. The primary uses of cash were for acquisition and purchases of technology and equipment. During the fiscal year ended June 30, 2022, cash paid for the acquisition of Navegate, Inc., net of the acquiree company's cash balance on the acquisition date, was $38.4 million. Cash paid for purchases of technology and equipment were $7.5 million and $11.4 million for the years ended June 30, 2022 and 2021, respectively. Proceeds from sale of property, technology, and equipment were $0.2 million and $0.4 million for the years ended June 30, 2022 and 2021, respectively.

Net cash provided by financing activities was $28.9 million and net cash used for financing activities was $23.7 million for the fiscal years ended June 30, 2022 and 2021, respectively. Gross proceeds from the credit facility was $116.1 million and gross repayments from the credit facility was $68.6 million during the fiscal year ended June 30, 2022. Gross proceeds from the credit facility was $6.4 million and gross repayments to the credit facility was $21.4 million for the fiscal year ended June 30, 2021. Repayments of notes payable and finance lease liability were $5.1 million and $4.7 million for the fiscal years ended June 30, 2022 and 2021, respectively. During the fiscal year ended June 30, 2022, $0.2 million was received in exchange for issuance of common stock to former shareholders of Navegate, Inc. Payments for repurchases of common stock were $11.3 million and $1.9 million for the fiscal years ended June 30, 2022 and 2021, respectively. Payments of contingent consideration were $1.1 million and $2.0 million for the fiscal years ended June 30, 2022 and 2021, respectively. Distributions to non-controlling interest were $1.1 million and $1.0 million for the fiscal years ended June 30, 2022 and 2021, respectively. Proceeds from employees’ exercise of stock options were $0.4 million and $1.4 million for the fiscal years ended June 30, 2022 and 2021, respectively. Payments of employee tax withholdings related to vesting of restricted stock awards were $0.4 million and $0.3 million for each of the fiscal years ended June 30, 2022 and 2021, respectively. Payments of employee tax withholdings related to the cashless exercise of stock option were $0.1 million and $0.2 million for the fiscal years ended June 30, 2022 and 2021, respectively.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Acquisitions

Below are descriptions of recent acquisitions in the last two fiscal years.

On December 3, 2021, and effective as of November 30, 2021, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired all of the issued and outstanding common shares of Navegate, Inc. (“Navegate”), a Minnesota based, privately held company and subsidiaries from Saltspring Capital, LLC. Navegate is a technology-enabled supply chain management and third-party logistics services company that combines a robust digital platform and decades of expertise to manage international, cross-border, and domestic freight from purchase order to final delivery. Navegate’s combination of tech-enabled services, customs brokerage expertise, and a full complement of international and domestic services significantly reduces costs and leads to better compliance and risk mitigation for its customers. Navegate has come to operate as a wholly owned subsidiary of Radiant Logistics, Inc. As consideration for the acquisition, the Company paid $38.4 million in cash upon closing.

Table of Content

On October 1, 2022, the Company acquired the assets and operations of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based, privately held company that has operated under the Company's Airgroup brand since 2007. Cascade will continue to operate under the Airgroup brand through the remainder of 2022 and is expected to transition to the Radiant brand in early 2023 as Cascade is combined with existing Company owned operations in the Minneapolis and will be able to leverage the Company’s global trade management platform to strengthen our purchase order and vendor management service offering. As consideration for the acquisition, the Company paid $3,250 in cash upon closing, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation.

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we will continuously develop and enhance our technology platform to align with current and future business requirements. During the year ended June 30, 2022, we capitalized approximately $2.4 million on technology enhancements and software systems in order to increase our operating efficiency and improve technology offerings. We expect to spend between $4 million and $5 million during the fiscal year ended June 30, 2023 in order to continue enhancing our technology platform, which we expect will include elements focused on customer facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

Revolving Credit Facility

The Company currently operates under a $200 million syndicated, Credit Facility pursuant to a Credit Agreement dated as of August 5, 2022 (the “Credit Facility”). The Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.5% to 1.50%: b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%.

The Credit Facility includes a $75,000 accordion feature to support future acquisition opportunities. For general borrowings under the Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Credit Facility to pursue acquisitions or repurchase its common stock. Restatement described in Note 2 and Note 20 has no impact on the Company’s compliance with debt covenant ratios. Although the restatement delayed the process of providing audited financial statements to the Lenders, a waiver was received to extend the period within which the audited financial statements may be submitted to the Lenders.

The Company’s current Credit Facility replaces a $150 million Revolving Credit Facility that was put in place and used by the Company from March 13, 2020, until August 5, 2022 (the “Revolving Credit Facility”). On June 30, 2022, the borrowings outstanding on the Revolving Credit Facility was $62.5 million. The Revolving Credit Facility was entered into with Bank of America Securities, Inc. as sole book runner and sole lead arranger, Bank of Montreal Chicago Branch, as lender and syndication agent, MUFG Union Bank, N.A as lender and documentation agent and Bank of America, N. A., KeyBank National Association and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility had a term of five years and was collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrued interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and could be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%.

The Revolving Credit Facility included a $50 million accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company was subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants applied in the event the Company sought to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

Table of Content

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

Senior Secured Loan

On April 2, 2015, Radiant Canada obtained a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement (the “FPD IV Loan Agreement”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. We made interest-only payments for the first twelve months and blended principal and interest payments through maturity. In connection with the loan, we paid an amount equal to five months of interest payments into a debt service reserve account controlled by FPD IV.

In connection with our acquisition of Lomas, Radiant Canada obtained a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (“FPD V” formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement (the “FPD V Loan Agreement,” and together with the FPD IV Loan Agreement, the “FPD Loan Agreements”). The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

The loans may be prepaid in whole at any time upon providing at least 30 days prior written notice and paying the difference between (i) the present value of the loan interest and the principal payments foregone discounted at the Government of Canada Bond Yield for the term from the date of prepayment to the maturity date and (ii) the face value of the principal amount being prepaid.

For additional information regarding our indebtedness, see Note 9 to the consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2022, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 3 to the consolidated financial statements contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Content

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Radiant Logistics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of comprehensive income, changes in equity and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022, and the consolidated results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Management’s Report on Internal Control over Financial Reporting included in Item 9A, on December 3, 2021, the Company acquired Navegate, Inc. For the purposes of assessing internal control over financial reporting, management excluded Navegate, Inc., whose financial statements constitute 5.8% of the Company’s consolidated total assets excluding $34 million of goodwill and intangible assets, which were integrated into the Company’s control environment and 6.3% of consolidated revenues as of and for the year ended June 30, 2022. Accordingly, our audit did not include the internal control over financial reporting of Navegate, Inc.

Table of Content

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in Item 9A:

The Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenues.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended June 30, 2022, and our opinion on such consolidated financial statements was not affected.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

In-Transit Revenue Recognition

The Company’s contract assets relating to in-transit revenue as of June 30, 2022 was $61.2 million.

As described in Note 4 to the consolidated financial statements, the Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The Company recognizes revenue for the performance obligation that is satisfied over time upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. Recognizing revenue at period end for partially completed shipments and their related costs requires management to make significant judgments that affect the amounts and timing of revenue recognized, including the estimation of recent average historic in-transit times by mode and percentage of completion of shipments in transit. Macroeconomic conditions impacting the supply chain can impact the actual results compared to the Company’s estimates.

Table of Content

We identified the auditing of the contract assets related to in-transit revenue as a critical audit matter. Auditing the estimate of the Company’s revenue at period end for partially completed shipments involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures. The following are the most relevant procedures we performed to address this critical audit matter:

•
Evaluating the Company’s process used in developing the estimate for in-transit revenue at the period end by:
▪
Evaluating the methodology used by management to develop its estimate for reasonableness.
▪
Testing the accuracy and completeness of the data utilized by management to develop its estimate.
▪
Evaluating the reasonableness of the assumptions used for recent average historic in-transit times by mode.
▪
Testing the mathematical accuracy of the Company’s calculations.
•
Developing an independent expectation of in-transit revenue by mode of transportation based on the average days in-transit by mode and comparing our expectations to management’s estimate of in-transit revenue at period end for reasonableness.

/s/ Moss Adams LLP

Seattle, Washington

February 27, 2023

We have served as the Company’s auditor since 2021.

Table of Content

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Radiant Logistics, Inc.

Renton, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Radiant Logistics, Inc. (the “Company”) as of June 30, 2021, the related consolidated statements of comprehensive income, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2019 to 2021.

Seattle, Washington

September 20, 2021, except for the effects of the restatement discussed in Note 2, as to which the date is February 27, 2023.

Table of Content

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2022	2021
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,442	$13,696
Accounts receivable, net of allowance of $2,983 and $1,489, respectively	186,492	117,349
Contract assets	61,154	45,040
Prepaid expenses and other current assets	17,256	17,512
Total current assets	289,344	193,597

Property, technology, and equipment, net	24,823	24,151

Goodwill	88,199	72,582
Intangible assets, net	48,545	41,404
Operating lease right-of-use assets	41,111	39,022
Deposits and other assets	4,704	3,124
Long-term restricted cash	625	648
Total other long-term assets	183,184	156,780
Total assets	$497,351	$374,528

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137,853	$103,709
Operating partner commissions payable	18,731	15,065
Accrued expenses	11,349	6,812
Income tax payable	4,035	2,768
Current portion of notes payable	4,575	4,446
Current portion of operating lease liability	7,641	6,989
Current portion of finance lease liability	577	743
Current portion of contingent consideration	2,600	2,600
Other current liabilities	303	345
Total current liabilities	187,664	143,477

Notes payable, net of current portion	66,719	24,000
Operating lease liability, net of current portion	37,776	34,899
Finance lease liability, net of current portion	1,223	1,809
Contingent consideration, net of current portion	2,930	4,663
Deferred income taxes	6,482	4,021
Other long-term liabilities	—	89
Total long-term liabilities	115,130	69,481
Total liabilities	302,794	212,958

Commitments and contingencies (Note 16)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,265,543 and 50,832,205 shares issued, and 48,740,935 and 49,930,389 shares outstanding, respectively	33	32
Additional paid-in capital	106,146	104,228
Treasury stock, at cost, 2,524,608 and 901,816 shares, respectively	(16,004)	(4,658)
Retained earnings	104,998	60,534
Accumulated other comprehensive (loss) income	(796)	1,141
Total Radiant Logistics, Inc. stockholders’ equity	194,377	161,277
Non-controlling interest	180	293
Total equity	194,557	161,570
Total liabilities and equity	$497,351	$374,528

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2022	2021
		(as restated)
Revenues	$1,459,419	$899,812

Operating expenses:
Cost of transportation and other services	1,153,134	678,406
Operating partner commissions	121,937	95,141
Personnel costs	72,242	55,352
Selling, general and administrative expenses	34,000	23,718
Depreciation and amortization	18,716	16,642
Change in fair value of contingent consideration	767	4,350
Total operating expenses	1,400,796	873,609

Income from operations	58,623	26,203

Other (expense) income
Interest income	23	18
Interest expense	(3,214)	(2,549)
Foreign currency transaction gain (loss)	718	(189)
Change in fair value of interest rate swap contracts	1,840	(594)
Gain on forgiveness of debt	—	5,987
Other	193	704
Total other (expense) income	(440)	3,377

Income before income taxes	58,183	29,580

Income tax expense	(12,692)	(5,951)

Net income	45,491	23,629
Less: net income attributable to non-controlling interest	(1,027)	(519)

Net income attributable to Radiant Logistics, Inc.	$44,464	$23,110

Other comprehensive (loss) income
Foreign currency translation (loss) gain	(1,937)	696
Comprehensive income	$43,554	$24,325

Income per share:
Basic	$0.90	$0.46
Diluted	$0.88	$0.45

Weighted average common shares outstanding:
Basic	49,570,594	49,890,945
Diluted	50,736,582	51,208,295

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
					(as restated)		(as restated)		(as restated)
Balance as of June 30, 2020	49,555,639	$32	$102,214	$(2,749)	$37,424	$445	$137,366	$809	$138,175
Repurchase of common stock	(268,969)	—	—	(1,909)	—	—	(1,909)	—	(1,909)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	155,046	—	(334)	—	—	—	(334)	—	(334)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	488,673	—	1,277	—	—	—	1,277	—	1,277
Distribution to non-controlling interest	—	—	—	—	—	—	—	(1,035)	(1,035)
Share-based compensation	—	—	1,071	—	—	—	1,071	—	1,071
Net income, as restated	—	—	—	—	23,110	—	23,110	519	23,629
Other comprehensive income	—	—	—	—	—	696	696	—	696
Balance as of June 30, 2021, as restated	49,930,389	$32	$104,228	$(4,658)	$60,534	$1,141	$161,277	$293	$161,570
Issuance of common stock to shareholders of acquired business	40,000		244	—	—	—	244	—	244
Repurchase of common stock	(1,622,792)	—	—	(11,346)	—	—	(11,346)	—	(11,346)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	158,942	1	(392)	—	—	—	(391)	—	(391)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	234,396	—	268	—	—	—	268	—	268
Distribution to non-controlling interest	—	—	—	—	—	—	—	(1,140)	(1,140)
Share-based compensation	—	—	1,798	—	—	—	1,798	—	1,798
Net income	—	—	—	—	44,464	—	44,464	1,027	45,491
Other comprehensive loss	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)
Balance as of June 30, 2022	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2022	2021
		(as restated)
OPERATING ACTIVITIES:
Net income	$45,491	$23,629
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,798	1,071
Amortization of intangible assets	11,385	10,120
Depreciation and amortization of property, technology, and equipment	7,331	6,522
Deferred income tax benefit	(2,603)	(3,392)
Amortization of debt issuance costs	500	522
Change in fair value of contingent consideration	767	4,350
Gain on forgiveness of debt	—	(5,987)
Other	2,151	(251)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(55,079)	(43,939)
Contract assets	(14,739)	(28,679)
Income tax receivable/payable	(885)	3,633
Prepaid expenses, deposits, and other assets	(1,322)	115
Operating lease right-of-use assets	8,808	7,557
Accounts payable	26,429	39,846
Operating partner commissions payable	3,666	5,934
Accrued expenses and other liabilities	1,251	504
Operating lease liability	(8,695)	(7,455)
Payment of contingent consideration	(1,377)	—
Net cash provided by operating activities	24,877	14,100

INVESTING ACTIVITIES:
Payments to acquire Navegate, Inc., net of cash acquired	(38,400)	—
Purchases of property, technology, and equipment	(7,464)	(11,431)
Proceeds from sale of property, technology, and equipment	186	358
Net cash used for investing activities	(45,678)	(11,073)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	116,144	6,371
Repayment of revolving credit facility	(68,619)	(21,371)
Repayments of notes payable and finance lease liability	(5,102)	(4,721)
Proceeds from sale of common stock	244	—
Repurchases of common stock	(11,346)	(1,909)
Payments of contingent consideration	(1,123)	(2,027)
Distribution to non-controlling interest	(1,140)	(1,035)
Proceeds from exercise of stock options	407	1,446
Payments of employee tax withholdings related to vesting of restricted stock awards	(392)	(334)
Payments of employee tax withholdings related to cashless exercise of stock options	(139)	(169)
Net cash provided by (used for) financing activities	28,934	(23,749)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,590	(367)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10,723	(21,089)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	14,344	35,433

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$25,067	$14,344

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$24,442	$13,696
Long-term restricted cash	625	648
Total cash, cash equivalents, and restricted cash, end of period	$25,067	$14,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$16,524	$6,520
Interest paid	$2,639	$2,021

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of non-cash investing and financing activities:

During the twelve months ended June 30, 2021, Paycheck Protection Program (the “PPP”) Loans totaling $5,925 were forgiven, including $62 of interest previously accrued.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”), operates as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large and diversified account base across a range of industries and geographies, which we support from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. We provide these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who we also refer to as our “strategic operating partners” that operate exclusively on our behalf, and approximately 25 Company-owned offices. As a third-party logistics company, we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in our carrier network.

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

On December 3, 2021, the Company acquired Navegate, Inc. Refer to Note 18 for details on the business combination.

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

Comments and discussion as well as all financials and other data presented here have been updated to reflect the restatement adjustments detailed in Note 2 to the consolidated financial statements, Restatement of Previously Issued Consolidated Financial Statements (the “Restatement Footnote”).

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED ANNUAL CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED JUNE 30, 2021

As further described below, (i) our audited consolidated financial statements for the fiscal year ended June 30, 2021, and (ii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2021, consisting of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021; and (iii) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2022, consisting of September 30, 2021, December 31, 2021, and March 31, 2022 have been restated to reflect the correction of material errors. For restatement information on these interim periods, see Note 20, Quarterly Financial Data (Unaudited and Restated).

Restatement Background

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2022 consolidated financial statements. Principally, in response to its December 2021 cyber event, which is discussed in Note 19, the Company completed a detailed lookback analysis to compare its estimated accrued in-transit revenues and related costs, primarily, purchased transportation and applicable commission expenses, to its actual customer invoicing, related transportation costs and other costs subsequently recorded. In the course of its analysis of the information gathered through the lookback process, the Company detected differences between the estimated accrued amounts and the actual revenues and expenses recorded due primarily to errors in the underlying shipment information that was used to calculate the original estimates of the accrued amounts. Management and the Audit and Executive Oversight Committee have concluded that, in the ordinary course of closing its financial books and records, the Company previously inadvertently excluded certain shipments for in-transit revenues and associated costs from the appropriate periods as required under GAAP. Therefore, the Company misstated gross revenues, associated costs, and related assets and liabilities during the Restatement Periods.

Table of Content

Restatement Adjustments

The Company inadvertently excluded certain in-transit revenues and associated costs, which led to accounting adjustments to correct errors identified as part of the revenue lookback process. The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of June 30, 2021 and consolidated statement of comprehensive income and consolidated statement of cash flows for the fiscal year ended June 30, 2021:

(In thousands)	June 30, 2021 As Previously Reported	Adjustment	June 30, 2021 As Restated
Contract assets	$27,753	$17,287	$45,040

Total current assets	176,310	17,287	193,597
Total assets	357,241	17,287	374,528
Accounts payable	87,941	15,768	103,709
Operating partner commissions payable	13,779	1,286	15,065
Accrued expenses	6,801	11	6,812
Income tax payable	2,713	55	2,768
Total current liabilities	126,357	17,120	143,477
Total liabilities	195,838	17,120	212,958
Retained earnings	60,367	167	60,534
Total equity	161,403	167	161,570

(In thousands, except per share data)	Year Ended June 30, 2021 As Previously Reported	Adjustment	Year Ended June 30, 2021 As Restated
Revenues	$889,124	$10,688	$899,812
Cost of transportation and other services	668,299	10,107	678,406
Operating partner commissions	94,040	1,101	95,141
Personnel costs	55,378	(26)	55,352
Selling, general and administrative expenses	24,434	(716)	23,718
Income from operations	25,981	222	26,203
Income tax expense	(5,896)	(55)	(5,951)
Net income	23,462	167	23,629
Net income attributable to Radiant Logistics, Inc.	22,943	167	23,110

Income per share:
Basic	$0.46	$—	$0.46
Diluted	$0.45	$—	$0.45

While the adjustments changed contract assets, accounts payable, and operating partner commissions payable line items in the consolidated cash flow statement, they did not have an impact on total net cash provided by operating activities, net cash used in investing activities, or net cash provided by (used for) financing activities.

(In thousands)	Year Ended June 30, 2021 As Previously Reported	Adjustment	Year Ended June 30, 2021 As Restated
OPERATING ACTIVITIES:
Net income	$23,462	$167	$23,629
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Contract assets	(11,392)	(17,287)	(28,679)
Income tax receivable/payable	3,578	55	3,633
Accounts payable	24,078	15,768	39,846
Operating partner commissions payable	4,648	1,286	5,934
Accrued expenses, other liabilities, and operating lease liability	(6,962)	11	(6,951)
Net cash provided by operating activities	14,100	—	14,100

Table of Content

NOTE 3 - RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and applies to contract modifications made before December 31, 2022. As of June 30, 2022, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess its agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 31, 2022.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a single variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 40% owned by Radiant Global Logistics, Inc. (“RGL”) and 60% owned by Radiant Capital Partners, LLC (“RCP”, see Note 12), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated.

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

c) Cash, Cash Equivalents, and Restricted Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash includes five months interest in a debt service reserve account for a senior secured Canadian term loan, which will mature on April 1, 2024. The Company includes restricted cash along with the cash balance for presentation in the consolidated statement of cash flows.

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

Table of Content

The Company derives a substantial portion of its revenue through independently owned strategic operating partner locations operating under various Company brands. Each strategic operating partner is responsible for some or all of the collection of the accounts related to the underlying customers being serviced by such strategic operating partner. To facilitate this arrangement, based on contractual agreements, certain strategic operating partners are required to maintain a bad debt reserve in the form of a security deposit with the Company. The Company charges each strategic operating partner’s bad debt reserve account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. However, the bad debt reserve account may carry a deficit balance when amounts charged to this reserve account exceed amounts otherwise available. In these circumstances, a deficit bad debt reserve account is recognized as a receivable in the Company’s consolidated financial statements. Some strategic operating partners are not required to establish a bad debt reserve; however, they are still responsible to make up for any deficits and the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. As of June 30, 2022, a number of the Company’s strategic operating partners have a deficit balance in their bad debt reserve accounts. The Company expects to replenish these funds through the future business operations of these strategic operating partners or as their customers satisfy the amounts payable to the Company. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit accounts, the Company would be at risk of loss for any such amounts and generally would reserve for them.

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

f) Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. Based on the most recent annual impairment test, and further review by management, the Company concluded that there was no impairment.

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

As of June 30, 2022 and 2021, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the years ended June 30, 2022 and 2021.

Table of Content

Intangible assets consist of customer related intangible assets, trade names and trademarks, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets are amortized using the straight-line method over periods of up to 15 years, trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, and non-compete agreements are amortized using the straight-line method over periods of up to five years, developed technologies are amortized using the straight-line method over five years.

h) Business Combinations

The Company accounts for business acquisitions using the acquisition method as required by FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, are recorded based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Acquisition expenses are expensed as incurred. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as these promises aren’t distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue in transit based upon the actual departure date and the delivery date, or estimated pick-up date based on the actual delivery date and estimated average transit period by mode. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

Table of Content

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

Other services include primarily customs house brokerage (“CHB”) services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue. The Company also captures revenue through fees related to the use of its technology platform. The Company’s global trade management (“GTM”) services revenue includes platform fees, operational fees, and purchase order management fees.

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

The Company had certain major customers. For the year ended June 30, 2022, there were no customer whose revenue individually represented 5% or more of consolidated revenues. For the year ended June 30, 2021, there were no customer whose revenue individually represented 10% or more of consolidated revenues.

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the years ended June 30, 2022 and 2021, respectively, are as follows:

	Year Ended June 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major Service Lines:
Transportation services	$1,266,704	$149,230	$(1,428)	$1,414,506
Value-added services (1)	16,329	28,584	—	44,913
Total	$1,283,033	$177,814	$(1,428)	$1,459,419

Timing of Revenue Recognition:
Services transferred over time	$1,275,452	$177,814	$(1,428)	$1,451,838
Services transferred at a point in time	7,581	—	—	7,581
Total	$1,283,033	$177,814	$(1,428)	$1,459,419

	Year Ended June 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
	(as restated)			(as restated)
Major Service Lines:
Transportation services	$772,586	$97,418	$(489)	$869,515
Value-added services (1)	8,887	21,410	—	30,297
Total	$781,473	$118,828	$(489)	$899,812

Timing of Revenue Recognition:
Services transferred over time	$779,109	$118,828	$(489)	$897,448
Services transferred at a point in time	2,364	—	—	2,364
Total	$781,473	$118,828	$(489)	$899,812

(1) Value-added services include MM&D, CHB, GTM and other services.

Table of Content

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

Contract Assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit but for which it has not yet completed the performance obligation and has not yet invoiced the customer. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable. Contract assets were $61,154 and $45,040 as of June 30, 2022 and June 30, 2021 (as restated), respectively.

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the years ended June 30, 2022 and 2021, the Company’s contributions under the plan were $1,662 and $1,347, respectively.

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

l) Share-Based Compensation

The Company grants restricted stock awards, restricted stock units, performance unit awards, and stock options to certain directors, officers, and employees. The share-based compensation cost is measured at the grant date based on the fair value of the award and is expensed ratably over the vesting period. The fair value of each restricted stock and performance unit awards is the market price as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy option exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in the consolidated statements of comprehensive income as part of personnel costs.

Table of Content

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

n) Foreign Currency Translation

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Gains and losses on transactions of monetary items denominated in a foreign currency are recognized in other (expense) income in the consolidated statements of comprehensive income.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Annually, we perform an impairment analysis on ROU assets, and as of June 30, 2022, there was no impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal years ended June 30, 2022 and 2021 are immaterial.

Certain of our leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the fiscal years ended June 30, 2022 and 2021 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive (loss) income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2022 and 2021, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other (expense) income in the consolidated statements of comprehensive income.

q) Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost. As of June 30, 2022, there have been no reissuances of treasury stock.

Table of Content

r) Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or shareholders’ equity from such reclassifications.

NOTE 5 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2022	2021
		(as restated)
Numerator:
Net income attributable to Radiant Logistics, Inc.	$44,464	$23,110

Denominator:
Weighted average common shares outstanding, basic	49,570,594	49,890,945
Dilutive effect of share-based awards	1,165,988	1,317,350

Weighted average common shares outstanding, diluted	50,736,582	51,208,295

Potentially dilutive common shares excluded	113,696	122,875

NOTE 6 – LEASES

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

In July 2022, the Company commenced a new lease for warehouse space in Calgary, Alberta with a 17-month lease term ending November 30, 2023. The Company also extended the lease for warehouse space in Delta, British Columbia and the lease for warehouse space in Brampton, Ontario for an additional 3 years ending October 31, 2025.

In August 2022, the Company commenced a new lease for warehouse space in Toronto, Ontario with an 18-month lease term ending January 31, 2024.

The components of lease expense were as follows:

	Year Ended June 30,
(In thousands)	2022	2021
Operating:
Operating lease cost	$10,202	$7,762

Financing:
Amortization of leased assets	628	616
Interest on lease liabilities	101	137

Total finance lease cost	$729	$753

Table of Content

Supplemental cash flow information related to leases was as follows:

	Year Ended June 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$8,695	$7,455
Operating cash flows arising from finance leases	101	139
Financing cash flows arising from finance leases	732	716

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$11,968	$33,089
Finance leases	—	38

Supplemental balance sheet information related to leases was as follows:

	June 30,	June 30,
(In thousands)	2022	2021
Operating lease:
Operating lease right-of-use assets	$41,111	$39,022

Current portion of operating lease liability	7,641	6,989
Operating lease liability, net of current portion	37,776	34,899

Total operating lease liabilities	$45,417	$41,888

Finance lease:
Property, technology, and equipment, net	$2,039	$2,663

Current portion of finance lease liability	577	743
Finance lease liability, net of current portion	1,223	1,809

Total finance lease liabilities	$1,800	$2,552

Weighted average remaining lease term:
Operating leases	5.5 years	6.2 years
Finance leases	3.4 years	4.4 years

Weighted average discount rate:
Operating leases	4.33%	4.05%
Finance leases	4.54%	4.75%

As of June 30, 2022, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2023	$10,406	$645
2024	10,104	571
2025	8,716	540
2026	7,277	176
2027	6,748	—
2028	3,898	—
Thereafter	2,608	—

Total lease payments	49,757	1,932

Less imputed interest	(4,340)	(132)

Total lease liability	$45,417	$1,800

Table of Content

NOTE 7 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,	June 30,
(In thousands)	Useful Life	2022	2021
Computer software	3 - 5 years	$26,324	$23,967
Trailers and related equipment	3 - 15 years	6,639	6,902
Office and warehouse equipment	3 - 15 years	10,307	8,650
Leasehold improvements	(1)	7,588	5,595
Computer equipment	3 - 5 years	4,272	3,885
Furniture and fixtures	3 - 15 years	1,514	1,720

Property, technology, and equipment		56,644	50,719
Less: accumulated depreciation and amortization		(31,821)	(26,568)

Property, technology, and equipment, net		$24,823	$24,151

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $7,331 and $6,522 for the years ended June 30, 2022 and 2021, respectively. Computer software includes approximately $1,032 and $568 of software in development as of June 30, 2022 and 2021, respectively.

Table of Content

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the years ending June 30, 2022 and 2021:

(In thousands)	Total
Balance as of June 30, 2020	$72,199
Foreign currency translation gain	383

Balance as of June 30, 2021	$72,582
Acquisition	13,760
Adjustments	2,664
Foreign currency translation loss	(807)

Balance as of June 30, 2022	$88,199

At June 30, 2022, the Company had $88,199 of goodwill; $67,226 is attributable to the U.S. reporting unit, while $20,973 is attributable to the Canadian reporting unit. The Company assesses goodwill for impairment annually as of April 1, or more frequently, if events and circumstances indicate impairment may have occurred.

We considered uncertainties including COVID-19 as part of our determination as to whether any triggering events occurred in the period after the most recent annual assessment of goodwill for impairment dated April 1, 2022, which would indicate an impairment of goodwill is more likely than not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of June 30, 2022.

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

Intangible Assets

The Company is in the process of rebranding certain trade names. We will rebrand certain trade names in connection with the Company’s long-term growth strategy and make it more consistent across our business and better serve our customers. We will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding has resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expenses starting in June 2022 and to be completed in December 2022.

Table of Content

Intangible assets consisted of the following as of June 30, 2022 and 2021, respectively:

	June 30, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$114,974	$(78,736)	$36,238
Trade names and trademarks	3.8 years	15,700	(7,670)	8,030
License	4.8 years	808	(424)	384
Developed technology (1)	4.4 years	4,091	(477)	3,614
Covenants not to compete	2.6 years	1,433	(1,154)	279

		$137,006	$(88,461)	$48,545

(1) Developed technology was acquired as one of the assets obtained in the acquisition of Navegate, Inc., which is described in Note 18.

	June 30, 2021
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	4.2 years	$102,713	$(70,490)	$32,223
Trade names and trademarks	8.8 years	14,280	(5,993)	8,287
License	5.8 years	839	(356)	483
Covenants not to compete	3.4 years	1,433	(1,022)	411

		$119,265	$(77,861)	$41,404

Total amortization expense amounted to $11,385 and $10,120 for the years ended June 30, 2022 and 2021, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2023	15,032
2024	9,854
2025	7,863
2026	3,078
2027	2,519

Table of Content

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,	June 30,
(In thousands)	2022	2021
Revolving Credit Facility	$62,525	$15,000
Senior Secured Loans	8,902	13,690
Unamortized debt issuance costs	(133)	(244)

Total notes payable	71,294	28,446
Less: current portion	(4,575)	(4,446)

Total notes payable, net of current portion	$66,719	$24,000

Future maturities of notes payable for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2023	4,575
2024	4,327
2025	62,525

Total	$71,427

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

The Revolving Credit Facility has a term of five years, matures on March 13, 2025, and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at the Lenders’ base rate plus 1.00% or LIBOR plus 2.00% and can be subsequently adjusted based on the Company’s consolidated leverage ratio under the facility at the Lenders’ base rate plus 1.00% to 1.75% or LIBOR plus 2.00% to 2.75%. As of June 30, 2022 and 2021, the interest rates used were 3.50% and 2.10%, respectively.

The Revolving Credit Facility includes a $50,000 accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated fixed charge coverage ratio of 1.25. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock. As of June 30, 2022, the borrowings outstanding on the Revolving Credit Facility was $62,525 and the Company was in compliance with all of its covenants. The company entered into a $200,000 syndicated, the revolving credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. See Note 21 for additional information.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of June 30, 2022, the amount of $625 is recorded as long-term restricted cash in the accompanying consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of June 30, 2022, $6,264, was outstanding under this term loan.

Table of Content

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of June 30, 2022, $2,638 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of June 30, 2022, the Company was in compliance with all of its covenants. Restatement described in Note 2 and Note 20 has no impact on the Company’s compliance with debt covenant ratios. Although the restatement delayed the process of providing audited financial statements to the lender, a waiver was received to extend the period within which the audited financial statements may be submitted to the lender.

NOTE 10 – DERIVATIVES

All derivatives are recognized on the Company’s consolidated balance sheets at their fair values and consist of interest rate swap contracts at June 30, 2022 and 2021. On March 20, 2020, and effective April 17, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, Radiant entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of June 30, 2022, the derivative instruments had a total notional amount of $30,000 and a fair value of $1,846 recorded in deposits and other assets in the consolidated balance sheets. As of June 30, 2021, the derivative instruments had a total notional amount of $30,000 and a fair value of $6 recognized in deposits and other assets on the consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other (expense) income in the consolidated statements of comprehensive income. See Note 13 for discussion of fair value of the derivative instruments.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at June 30, 2022 or 2021.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 1,622,792 shares of its common stock at an average cost of $6.99 per share for an aggregate cost of $11,346 during the fiscal year ended June 30, 2022. During the fiscal year ended June 30, 2021, the Company purchased 268,969 shares of its common stock at an average cost of $7.10 per share for an aggregate cost of $1,909.

Table of Content

NOTE 12 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

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

RLP recorded $1,712 and $865 in net income for the fiscal years ended June 30, 2022 and 2021, respectively. RCP’s distributable share was $1,027 and $519 for the years ended June 30, 2022 and 2021, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

(In thousands)	June 30,
	2022	2021
ASSETS
Accounts receivable - Radiant Global Logistics, Inc.	$319	$488
Prepaid expenses and other current assets	3	1

	$322	$489

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$22	$2
Partners’ capital	300	487

	$322	$489

NOTE 13 – FAIR VALUE MEASUREMENT

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

Table of Content

•
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option-pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of June 30, 2022
	Level 3	Total
Contingent consideration	$(5,530)	$(5,530)
Interest rate swap contracts (derivatives)	1,846	1,846

	Fair Value Measurements as of June 30, 2021
	Level 3	Total
Contingent consideration	$(7,263)	$(7,263)
Interest rate swap contracts (derivatives)	6	6

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest rate swap contracts (derivatives)
Balance as of June 30, 2020	$(4,940)	$600
Contingent consideration paid	2,027	—
Change in fair value	(4,350)	(594)

Balance as of June 30, 2021	$(7,263)	$6
Contingent consideration paid	2,500	—
Change in fair value	(767)	1,840

Balance as of June 30, 2022	$(5,530)	$1,846

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over the next fiscal year. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the consolidated statements of comprehensive income. The change in fair value in each period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

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

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Contingent consideration	$(5,530)	Discounted cash flows	Actual and projected EBITDA over three-year earnout period	> $14,400
			Risk adjusted discount rate	12%

Table of Content

As discussed in Note 10, derivative instruments are carried at fair value on the consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets on June 30, 2022 and 2021.

Fair Value of Financial Instruments

The carrying values of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying value of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the fiscal years ended June 30, 2022 and 2021, there were no transfers of financial instruments between Level 1, 2, and 3.

NOTE 14 – INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Year ended June 30,
(In thousands)	2022	2021
		(as restated)
Current:
Federal	$8,802	$4,916
State	1,545	1,722
Foreign	4,948	2,705
Total current	15,295	9,343

Deferred:
Federal	(2,243)	(3,516)
State	(350)	(619)
Foreign	(10)	743
Total deferred	(2,603)	(3,392)

Total income tax expense	$12,692	$5,951

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
(In thousands)	2022	2021
		(as restated)
Income tax expense at U.S. statutory rate (21%)	$12,219	$6,212
State income taxes, net of federal benefit	944	758
Foreign tax rate differential	842	896
Permanent differences	59	25
Stock-based compensation	(233)	(294)
PPP loan forgiveness	—	(1,218)
GILTI & FDII	(698)	(425)
Other, net	(441)	(3)

Total income tax expense	$12,692	$5,951

Table of Content

The Company’s effective tax rate for the fiscal year ended June 30, 2022 is higher than the U.S. federal statutory rate primarily due to state income taxes and the jurisdictional mix of the Company’s income before taxes offset by the windfall benefit from exercise of stock options and the benefit from foreign-derived intangible income. The Company’s effective tax rate for the fiscal year ended June 30, 2021 is lower than the U.S. federal statutory rate primarily due to PPP loan forgiveness, benefit from foreign-derived intangible income and windfall benefit from exercise of stock options.

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2022	2021
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$594	$323
Accruals	1,155	842
Share-based compensation	1,254	1,209
Operating lease liabilities	11,985	11,049
Operating lease ROU asset	(11,114)	(10,541)
Property, technology, and equipment basis differences	(2,792)	(2,980)
Goodwill deductible for tax purposes	(3,156)	(492)
Intangible assets	(3,044)	(2,816)
Other, net	(1,364)	(615)

Net deferred tax liabilities	$(6,482)	$(4,021)

As a result of the Navegate, Inc. acquisition, the Company recorded $5,139 of deferred tax liabilities in the purchase price allocation described in Note 18.

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. The Company was under examination by the U.S. Internal Revenue Service (the “IRS”) for the tax year ending June 30, 2018. In January 2021, the IRS issued a letter confirming that the audit was complete and there were no findings as a result. Tax years that remain subject to examination by the IRS are the years ended June 30, 2019 through June 30, 2022. Tax years that remain subject to examination by state authorities are the years ended June 30, 2018 through June 30, 2022. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2016 through June 30, 2022. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment. The Company does not have any material uncertain tax benefits.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). The Company did not pay income tax in most jurisdictions from funds recovered under the Paycheck Protection Program of the CARES Act in May of 2020. Otherwise, the CARES Act did not have a material impact on the Company’s income tax provision for the year ended June 30, 2021.

NOTE 15 – SHARE-BASED COMPENSATION

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

Table of Content

The 2021 plan will permit the Company’s Audit and Executive Oversight Committee to grant to eligible employees, non-employee directors and consultants of the Company non-statutory and incentive stock options, stock appreciation rights (also known as SARs), restricted stock awards, restricted stock units (also known as RSUs), deferred stock units (also known as DSUs), performance awards, non-employee director awards, other cash-based awards and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2021 Plan is 3,250,000 shares, plus (i) shares of our common stock remaining available for issuance under the 2012 plan as of the date of stockholder approval of the 2021 plan, but not subject to outstanding awards as of such date, plus (ii) the number of additional shares of our common stock subject to awards outstanding under the 2012 plan as of the date of stockholder approval of the 2021 plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares of our common stock after such date (which may otherwise be returned and available for grant under the term of the 2021 plan).

Restricted Stock Awards

During the years ended June 30, 2022 and 2021, the Company recognized share-based compensation expense related to restricted stock awards, including performance awards, of $1,728 and $1,039, respectively. As of June 30, 2022, the Company had approximately $3,248 of total unrecognized share-based compensation cost for restricted stock awards and performance unit awards. Such costs are expected to be recognized over a weighted average period of approximately 1.93 years.

The following table summarizes restricted stock award activity, including performance unit awards, under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2021	704,581	$5.10
Vested	(219,836)	4.63
Granted	522,281	6.94
Forfeited	(44,028)	5.77

Unvested balance as of June 30, 2022	962,998	$6.17

In January 2022, the Company awarded a total of 244,529 performance unit awards to a number of executive officer participants. These performance unit awards will be vested and paid out based upon the achievement of three-year, pre-established, company and individual performance goals.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the years ended June 30, 2022 and 2021, the Company recognized share-based compensation expense related to stock options of $70 and $32, respectively. The aggregate intrinsic value of options exercised was $1,407 and $1,920, respectively for the years ended June 30, 2022 and 2021. As of June 30, 2022, the Company had approximately $280 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 3.93 years.

Table of Content

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2021	1,414,442	$3.73	3.56	$4,573
Exercised	(303,308)	2.52	—	1,407
Forfeited	(6,050)	5.52	—	—

Outstanding as of June 30, 2022	1,105,084	$4.06	3.09	$3,719

Exercisable as of June 30, 2022	1,025,084	$3.79	2.63	$3,719

There were no stock options granted during the year ended June 30, 2022. For the year ended June 30, 2021, the weighted average fair value per share of stock options granted was $3.53. The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended June 30, 2021
Risk-free interest rate	1.08%
Expected term	6.5 years
Expected volatility	47.50 - 47.97%
Expected dividend yield	0.00%

The following table summarizes outstanding and exercisable options by exercise price range as of June 30, 2022:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$1.50 - $1.99	104,820	$1.91	1.03	$578	104,820	$1.91	1.03	$578
$2.00 - $2.49	6,362	2.21	1.33	33	6,362	2.21	1.33	33
$2.50 - $2.99	50,000	2.75	1.67	233	50,000	2.75	1.67	233
$3.00 - $3.49	263,801	3.15	2.70	1,127	263,801	3.15	2.70	1,127
$3.50 - $3.99	110,000	3.76	3.38	403	110,000	3.76	3.38	403
$4.00 - $4.49	149,609	4.13	2.52	492	149,609	4.13	2.52	492
$4.50 - $4.99	254,586	4.58	2.64	723	254,586	4.58	2.64	723
$5.00 - $5.49	55,906	5.21	2.84	124	55,906	5.21	2.84	124
$5.50 - $5.99	—	—	—	—	—	—	—	—
$6.00 - $6.49	—	—	—	—	—	—	—	—
$6.50 - $6.99	10,000	6.77	3.08	6	10,000	6.77	3.08	6
$7.00 - $7.49	100,000	7.45	8.93	—	20,000	7.45	8.93	—

	1,105,084	$4.06	3.09	$3,719	1,025,084	$3.79	2.63	$3,719

Table of Content

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of June 30, 2022.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. We notified law enforcement, provided notice to customers apprising them of the situation and are providing any notices that may be required by applicable law related to potential Personal Identifiable Information (PII data) exposure. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)	2023	2024	Total
Earn-out payments:
Cash	$2,479	$3,051	$5,530

Total estimated earn-out payments	$2,479	$3,051	$5,530

Table of Content

NOTE 17 – OPERATING SEGMENT INFORMATION

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

As of and for Year Ended June 30, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$1,283,033	$177,814	$(1,428)	$1,459,419
Income from operations	56,406	18,569	(16,352)	58,623
Other income (expense)	678	233	(1,351)	(440)
Income before income taxes	57,084	18,802	(17,703)	58,183
Depreciation and amortization	5,651	3,509	9,556	18,716
Total assets	403,844	93,507	—	497,351
Property, technology, and equipment, net	11,606	13,217	—	24,823
Goodwill	67,226	20,973	—	88,199

As of and for Year Ended June 30, 2021	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Revenues	$781,473	$118,828	$(489)	$899,812
Income from operations	35,479	11,982	(21,258)	26,203
Other income (expense)	676	(162)	2,863	3,377
Income before income taxes	36,155	11,820	(18,395)	29,580
Depreciation and amortization	3,929	2,586	10,127	16,642
Total assets	308,199	66,329	—	374,528
Property, technology, and equipment, net	12,734	11,417	—	24,151
Goodwill	50,801	21,781	—	72,582

NOTE 18 - BUSINESS COMBINATION

On December 3, 2021, and effective as of November 30, 2021, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired all of the issued and outstanding common shares of Navegate, Inc. (“Navegate”), a Minnesota based, privately held company from Saltspring Capital, LLC. Navegate is a technology-enabled supply chain management and third-party logistics services company that combines a robust digital platform and decades of expertise to manage international, cross-border, and domestic freight from purchase order to final delivery. Navegate’s combination of tech-enabled services, customs brokerage expertise, and a full complement of international and domestic services significantly reduces costs and leads to better compliance and risk mitigation for its customers. Navegate will operate as a wholly owned subsidiary of Radiant Logistics, Inc. The goodwill recognized is attributable to expanded service lines and geographic footprint. The acquisition of Navegate was accounted for as purchases of a business under ASC 805 Business Combinations.

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

Table of Content

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

Intangible assets that were acquired and their respective useful lives are as follows:

(In thousands)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation	Useful Life
Customer related	$12,392	$910	$13,302	14.9 years
Developed technology	3,942	149	4,091	4.9 years
Trade name	1,500	129	1,629	9.9 years
	$17,834	$1,188	$19,022

The seven-month results of operations from Navegate, including $92,392 of revenues, were included in the consolidated financial statements. Navegate results were immaterial to the condensed consolidated financial statements and thus no proforma presentation was necessary.

NOTE 19 – RANSOMWARE INCIDENT

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

The total ransomware incident related costs were $684 for the year ended June 30, 2022. These costs were primarily comprised of various third-party consulting services including forensic experts, legal counsel, and other IT professional expenses including additional software.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within the year ended June 30, 2021, and the nine-months ended March 31, 2022. See Note 2, Restatement of Previously Issued Consolidated Financial Statements for further background concerning the events preceding the restatement of financial information in this Comprehensive Form 10-K.

Table of Content

The restated consolidated balance sheet line items for the first through the third fiscal quarters of 2022 are as follows:

	Originally Reported			Adjustment			Restated
(In thousands)	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Contract assets	$32,625	$73,268	$59,894	$30,571	$33,580	$13,992	$63,196	$106,848	$73,886
Total current assets	208,187	284,767	342,536	30,571	33,580	13,992	238,758	318,347	356,528
Total assets	383,074	490,575	554,934	30,571	33,580	13,992	413,645	524,155	568,926
Accounts payable	98,374	136,309	164,932	29,212	32,675	14,489	127,586	168,984	179,421
Operating partner commissions payable	15,645	19,395	16,038	382	502	178	16,027	19,897	16,216
Accrued expenses	7,162	10,588	11,512	49	20	(34)	7,211	10,608	11,478
Income tax payable	134	1,411	4,271	227	94	(157)	361	1,505	4,114
Total current liabilities	136,669	184,013	212,193	29,870	33,291	14,476	166,539	217,304	226,669
Total liabilities	217,088	321,282	369,749	29,870	33,291	14,476	246,958	354,573	384,225
Retained earnings	67,446	74,394	88,733	701	289	(484)	68,147	74,683	88,249
Total equity	165,986	169,293	185,185	701	289	(484)	166,687	169,582	184,701

The restated line items of the consolidated statements of comprehensive income for the three-month periods ended September 30, 2021; December 31, 2021; and March 31, 2022 are as follows:

	Originally Reported			Adjustment			Restated
(In thousands, except per share data)	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Revenues	$286,115	$332,768	$460,899	$13,283	$3,010	$(19,589)	$299,398	$335,778	$441,310
Cost of transportation and other services	221,233	261,179	376,036	13,447	3,461	(18,187)	234,680	264,640	357,849
Operating partner commissions	28,465	31,049	31,311	(904)	120	(325)	27,561	31,169	30,986
Personnel costs	15,616	16,688	19,907	37	(29)	(54)	15,653	16,659	19,853
Income from operations	9,759	10,598	18,497	703	(542)	(1,023)	10,462	10,056	17,474
Income tax expense	(2,229)	(2,646)	(4,527)	(173)	133	251	(2,402)	(2,513)	(4,276)
Net income	7,165	7,024	15,095	530	(409)	(772)	7,695	6,615	14,323
Net income attributable to Radiant Logistics, Inc.	7,079	6,948	14,339	530	(409)	(772)	7,609	6,539	13,567

Income per share:
Basic	$0.14	$0.14	$0.29	$0.01	$(0.01)	$(0.02)	$0.15	$0.13	$0.27
Diluted	$0.14	$0.14	$0.28	$0.01	$(0.01)	$(0.01)	$0.15	$0.13	$0.27

The restated line items of the consolidated statements of comprehensive income for the six-month period ended December 31, 2021; and nine-month period ended March 31, 2022 are as follows:

	Originally Reported		Adjustment		Restated
	Six Months Ended	Nine Months Ended	Six Months Ended	Nine Months Ended	Six Months Ended	Nine Months Ended
(In thousands, except per share data)	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022
Revenues	$618,884	$1,079,783	$16,292	$(3,297)	$635,176	$1,076,486
Cost of transportation and other services	482,411	858,447	16,909	(1,278)	499,320	857,169
Operating partner commissions	59,514	90,825	(784)	(1,109)	58,730	89,716
Personnel costs	32,304	52,211	8	(46)	32,312	52,165
Income from operations	20,355	38,853	163	(861)	20,518	37,992
Income tax expense	(4,874)	(9,402)	(41)	211	(4,915)	(9,191)
Net Income	14,189	29,284	121	(651)	14,310	28,633
Net income attributable to Radiant Logistics, Inc.	14,027	28,366	121	(651)	14,148	27,715

Income per share:
Basic	$0.28	$0.57	$—	$(0.02)	$0.28	$0.55
Diluted	$0.28	$0.56	$—	$(0.01)	$0.28	$0.55

Table of Content

While the adjustments changed contract assets, accounts payable, and operating partner commissions payable line items in the consolidated cash flow statements, they did not have an impact on total net cash provided by operating activities, net cash used in investing activities, or net cash provided by (used for) financing activities for any of the applicable periods.

The restated line items of the consolidated cash flow statements for the three-months ended September 30, 2021; six-month period ended December 31, 2021; and nine-month period ended March 31, 2022 are as follows:

	Originally Reported			Adjustment			Restated
(In thousands)	Three Months Ended September 30, 2021	Six Months Ended December 31, 2021	Nine Months Ended March 31, 2022	Three Months Ended September 30, 2021	Six Months Ended December 31, 2021	Nine Months Ended March 31, 2022	Three Months Ended September 30, 2021	Six Months Ended December 31, 2021	Nine Months Ended March 31, 2022
OPERATING ACTIVITIES:
Net income	$7,165	$14,189	$29,284	$530	$121	$(651)	$7,695	$14,310	$28,633
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Contract assets	(4,897)	(44,123)	(30,725)	(13,283)	(16,293)	3,296	(18,180)	(60,416)	(27,429)
Income tax receivable/payable	(2,583)	(3,421)	(553)	173	40	(211)	(2,410)	(3,381)	(764)
Accounts payable	10,055	40,952	69,832	13,447	16,908	(1,279)	23,502	57,860	68,553
Operating partner commissions payable	1,866	5,616	2,259	(904)	(784)	(1,109)	962	4,832	1,150
Accrued expenses, other liabilities, and operating lease liability	(1,528)	(2,467)	(4,980)	37	8	(46)	(1,491)	(2,459)	(5,026)
Net cash (used for) operating activities	(15,797)	(19,652)	(6,938)	—	—	—	(15,797)	(19,652)	(6,938)

The restated consolidated balance sheet line items for the fiscal quarters during 2021 are as follows:

	Originally Reported			Adjustment			Restated
(In thousands)	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Contract assets	$17,684	$21,651	$26,038	$5,176	$6,031	$13,589	$22,860	$27,682	$39,627
Income tax receivable	974	—	—	64	—	—	1,038	—	—
Total current assets	134,463	146,787	160,964	5,240	6,031	13,589	139,703	152,818	174,553
Total assets	288,862	300,208	328,354	5,240	6,031	13,589	294,102	306,239	341,943
Accounts payable	72,277	76,620	84,597	4,669	5,513	12,657	76,946	82,133	97,254
Operating partner commissions payable	10,781	13,519	12,294	784	47	1,384	11,565	13,566	13,678
Accrued expenses	7,944	6,618	7,705	(14)	23	(23)	7,930	6,641	7,682
Income tax payable	—	384	357	—	110	(105)	—	494	252
Total current liabilities	103,791	110,594	119,180	5,439	5,693	13,913	109,230	116,287	133,093
Total liabilities	150,328	154,972	177,331	5,439	5,693	13,913	155,767	160,665	191,244
Retained earnings	40,512	44,324	49,308	(199)	338	(324)	40,313	44,662	48,984
Total equity	138,534	145,236	151,023	(199)	338	(324)	138,335	145,574	150,699

The restated line items of the consolidated statements of comprehensive income for the three-month periods ended September 30, 2020; December 31, 2020; and March 31, 2021 are as follows:

Table of Content

	Originally Reported			Adjustment			Restated
(In thousands, except per share data)	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3
Revenues	$175,877	$218,805	$236,532	$(1,423)	$855	$7,558	$174,454	$219,660	$244,090
Cost of transportation and other services	129,911	163,504	179,732	(991)	843	7,144	128,920	164,347	186,876
Operating partner commissions	18,589	24,036	23,761	598	(736)	1,337	19,187	23,300	25,098
Personnel costs	12,777	13,735	14,229	(51)	37	(46)	12,726	13,772	14,183
Selling, general and administrative expenses	5,654	5,568	6,688	(715)	—	—	4,939	5,568	6,688
Income from operations	4,787	6,027	5,448	(264)	711	(877)	4,523	6,738	4,571
Income tax expense	(1,078)	(1,402)	(976)	65	(174)	215	(1,013)	(1,576)	(761)
Net income	3,229	3,888	5,061	(199)	537	(662)	3,030	4,425	4,399
Net income attributable to Radiant Logistics, Inc.	3,088	3,812	4,984	(199)	537	(662)	2,889	4,349	4,322

Income per share:
Basic	$0.06	$0.08	$0.10	$—	$0.01	$(0.01)	$0.06	$0.09	$0.09
Diluted	$0.06	$0.07	$0.10	$—	$0.02	$(0.02)	$0.06	$0.09	$0.08

The restated line items of the consolidated statements of comprehensive income for the six-month period ended December 31, 2020; and nine-month period ended March 31, 2021 are as follows:

	Originally Reported		Adjustment		Restated
	Six Months Ended	Nine Months Ended	Six Months Ended	Nine Months Ended	Six Months Ended	Nine Months Ended
(In thousands, except per share data)	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021
Revenues	$394,682	$631,214	$(568)	$6,990	$394,114	$638,204
Cost of transportation and other services	293,416	473,148	(149)	6,995	293,267	480,143
Operating partner commissions	42,625	66,386	(138)	1,199	42,487	67,585
Personnel costs	26,512	40,741	(14)	(60)	26,498	40,681
Selling, general and administrative expenses	11,224	17,910	(717)	(715)	10,507	17,195
Income from operations	10,812	16,261	449	(429)	11,261	15,832
Income tax expense	(2,479)	(3,455)	(110)	105	(2,589)	(3,350)
Net Income	7,117	12,178	338	(324)	7,455	11,854
Net income attributable to Radiant Logistics, Inc.	6,900	11,884	338	(324)	7,238	11,560

Income per share:
Basic	$0.14	$0.24	$0.01	$—	$0.15	$0.24
Diluted	$0.14	$0.23	$0.01	$—	$0.15	$0.23

Table of Content

While the adjustments changed contract assets, accounts payable, and operating partner commissions payable line items in the consolidated cash flow statements, they did not have an impact on total net cash provided by operating activities, net cash used in investing activities, or net cash provided by (used for) financing activities for any of the applicable periods.

The restated line items of the consolidated cash flow statements for the three-months ended September 30, 2020; six-month period ended December 31, 2020; and nine-month period ended March 31, 2021 are as follows:

	Originally Reported			Adjustment			Restated
(In thousands)	Three Months Ended September 30, 2020	Six Months Ended December 31, 2020	Nine Months Ended March 31, 2021	Three Months Ended September 30, 2020	Six Months Ended December 31, 2020	Nine Months Ended March 31, 2021	Three Months Ended September 30, 2020	Six Months Ended December 31, 2020	Nine Months Ended March 31, 2021
OPERATING ACTIVITIES:
Net income	$3,229	$7,117	$12,178	$(199)	$338	$(324)	$3,030	$7,455	$11,854
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Contract assets	(1,364)	(5,312)	(9,688)	(5,176)	(6,031)	(13,589)	(6,540)	(11,343)	(23,277)
Income tax receivable/payable	(185)	1,204	1,197	(64)	110	(105)	(249)	1,314	1,092
Accounts payable	7,453	12,355	20,530	4,669	5,513	12,657	12,122	17,868	33,187
Operating partner commissions payable	1,650	4,387	3,162	784	47	1,384	2,434	4,434	4,546
Accrued expenses, other liabilities, and operating lease liability	(377)	(3,518)	(4,221)	(14)	23	(23)	(391)	(3,495)	(4,244)
Net cash provided by operating activities	13,444	1,913	3,699	—	—	—	13,444	1,913	3,699

NOTE 21 - SUBSEQUENT EVENTS

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the $150,000 Revolving Credit Facility dated March 13, 2020, disclosed within Note 9.

The Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.5% to 1.50%: b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The guarantors of the Credit Facility are Adcom Express, Inc., Radiant Road & Rail, Inc., DBA Distribution Services, Inc., Radiant Trade Services, Inc., Radiant Transportation Services, Inc., Radiant Off-Shore Holdings LLC, Service by Air, Inc., International Freight Systems (of Oregon), Inc., Green Acquisition Company, Inc., Highways & Skyways, Inc., Radiant Global Logistics (CA), Inc., On Time Express, Inc., Radiant Customs Services, Inc., 2062698 Ontario Inc., Radiant Global Logistics (Canada) Inc., Radiant Logistics Global Services, Inc., Navegate, Inc., Radiant World Trade Services, Inc., Centrade, Inc., Navegate Logistics, Ltd., Radiant Logistics Domestic Services, Inc., Navegate Domestic, LLC, and Radiant Logistics Partners, LLC.

The Credit Facility includes a $75,000 accordion feature to support future acquisition opportunities. For general borrowings under the Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Credit Facility to pursue acquisitions or repurchase its common stock. Restatement described in Note 2 and Note 20 has no impact on the Company’s compliance with debt covenant ratios. Although the restatement delayed the process of providing audited financial statements to the Lenders, a waiver was received to extend the period within which audited financial statements may be submitted to the Lenders.

Table of Content

Amendment and Restatement of Existing Fiera Private Debt Fund IV LP Term Loan and Existing Fiera Private Debt Fund V LP Term Loan

The Company currently has two term loan facilities outstanding; one with Fiera Private Debt Fund IV LP (formerly, Integrated Private Debt Fund IV LP), as lender, for CAD$29,000 and the other with Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP), as lender, for CAD$10,000. On August 5, 2022, concurrently with entering into the new Credit Facility, the Company amended and restated each such term loan to make the financial and other covenants in such term loans consistent with those contained in the new Credit Facility.

Leases

In July 2022, the Company commenced a new lease for warehouse space in Calgary, Alberta with a 17-month lease term ending November 30, 2023. The Company also extended the lease for warehouse space in Delta, British Columbia and the lease for warehouse space in Brampton, Ontario for an additional 3 years ending October 31, 2025.

In August 2022, the Company commenced a new lease for warehouse space in Toronto, Ontario with an 18-month lease term ending January 31, 2024.

In September 2022, the Company entered into a new lease for warehouse space in Brampton, Ontario commencing in November 2022. The lease term expires in January 2033.

In January 2023, the Company entered into an agreement to lease an additional floor at its office in Renton, Washington. The lease term expires in November 2033.

Total undiscounted future lease payments for the above-mentioned leases are approximately $34,931.

Rebranding of Trade Names

The Company is in the process of rebranding certain trade names. We will rebrand certain trade names in connection with the Company’s long-term growth strategy and make it more consistent across our business and better serve our customers. We will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding has resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expenses starting in June 2022 and over the next fiscal year.

Acquisition of Cascade Enterprises of Minnesota, Inc.

On October 1, 2022, the Company acquired the assets and operations of its of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based, privately held company that has operated under the Company's Airgroup brand since 2007. Cascade will continue to operate under the Airgroup brand through the remainder of 2022 and is expected to transition to the Radiant brand in early 2023 as Cascade is combined with existing Company owned operations in the Minneapolis and will be able to leverage the Company’s global trade management platform to strengthen our purchase order and vendor management service offering. As consideration for the acquisition, the Company paid $3,250 in cash upon closing, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation.

The following table summarizes the fair value of the consideration transferred for the acquisitions and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Purchase Price Allocation
Cash	$3,250
Contingent consideration	1,987
Deposits and other assets	3
Operating lease right-of-use asset	34
Intangible assets, net	3,468
Operating lease liability	(34)

Total identifiable net assets	3,471
Goodwill	1,766
$5,237

Table of Content

The fair values of the intangible assets were estimated by the Company with the assistance of valuation specialists. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the U.S. operating segment and is expected to be deductible for income tax purposes over a period of 10 years.

Intangible assets acquired and their respective useful lives are estimated as follows:

(In thousands)	Purchase Price Allocation	Useful Life
Customer related	$3,468	10 years
	3,468

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

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 11, we have purchased 839,864 shares of Common Stock subsequent to June 30, 2022 and through February 27, 2023 for a total cost of $5,000 inclusive of transaction costs, bringing the total Common Stock repurchased under the plan to 3,364,472 shares.

Table of Content

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2022, was carried out by our management under the supervision and with the participation of our CEO and CFO. This evaluation of disclosure controls and procedures determined that they were ineffective as of June 30, 2022 due to the existence of material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

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

Based on management’s assessment, utilizing the criteria of the 2013 COSO Framework, and on the restatement of previously issued consolidated financial statements discussed further in Note 2 in the consolidated financial statements, we concluded that, as of June 30, 2022, our internal controls over financial reporting were not effective due to the material weakness, discussed below, that existed as of June 30, 2022 and 2021.

We have excluded Navegate, Inc., since it was acquired during the current fiscal year, on December 3, 2021, from the assessment of the effectiveness of internal control over financial reporting as of June 30, 2022. Total assets and total revenues of Navegate, Inc. represent 5.8% and 6.3%, respectively, of the related consolidated financial statement amounts as of and for fiscal year ended June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness over Recording and Processing of Revenue Transactions and Remediation Efforts

As of June 30, 2021, we concluded that a material weakness existed in our internal control over financial reporting related to the recording and processing of revenues transactions, including the timing of the Company’s estimated accrual of in-transit revenues and related costs. This material weakness relates to the conditions that led to the restatement of previously issued consolidated financial statements as discussed in Note 2 of the consolidated financial statements.

Table of Content

In response to this material weakness, the Company began taking corrective action during fiscal year 2022 to address the material weakness and provide reasonable assurance that future errors in revenue transactions would be prevented and/or detected in a timely manner. The Company’s corrective actions included, but were not limited to, working with operating partners to understand their processes and controls, setting up additional communications with company owned and operating partner stations regarding revenue transactions, and performing additional review procedures at the corporate offices of revenue recorded at the stations.

As of June 30, 2022, remediation is on-going. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenue.

The Company is again vigorously working to affect the appropriate corrective actions to remediate the material weakness during the fiscal year 2023 to strengthen our internal controls over the recording of revenues.

Remediation of Material Weaknesses Previously Reported

Information Technology General Controls

As of December 31, 2021, we concluded that a material weakness existed in our internal control over information technology general controls. In December 2021, the Company became aware that it was exposed to a cyber incident in its Information Technology environment which interrupted systems and affected operations. Management concluded that although there was no misstatement identified as a result of this issue, the controls related to our IT environment were not designed and/or operated effectively to prevent unauthorized access to our IT systems supporting financial information processing.

In response to this material weakness, the Company immediately engaged cyber security experts to assist management in remediating the IT general control material weakness. As a result of cyber security experts’ evaluation, it was determined that the IT systems accessed were not in-scope systems for the Company’s assessments of its internal controls over financial reporting. Under the guidance of the cyber security experts, the Company made technology investments to strengthen its Information Technology security infrastructure. Additionally, the Company implemented additional controls including, but not limited to, whitelisting known Internet Protocol (IP) addresses and implementing Multi-factor Authentication (MFA) to limit access to our network from unknown IP addresses.

Considering the measures taken and implemented by the Company, and the Company’s review of the changes, Management has concluded that the material weakness over information technology general controls has been remediated as of June 30, 2022.

Operating Partner Commissions

As of June 30, 2021, we concluded that a material weakness existed in our internal control over financial reporting related to the calculation of operating partner commissions. Although there was no misstatement identified as a result of this issue, there was the potential that the controls in place at that time would not have prevented or detected a material misstatement in operating partner commissions as the design of the controls lacked the level of precision that ensures the completeness and accuracy of operating partner commissions. Specifically, the Company did not design and maintain effective controls to review in sufficient detail the commission rates utilized to pay operating partners.

In response to this material weakness, the Company took corrective action during fiscal year 2022 to address the material weakness and provide reasonable assurance that future errors in operating partner commissions would be prevented and/or detected in a timely manner. The Company’s corrective actions included adding additional review procedures including: i). confirming operating partner commission rates directly with operating partners and/or agreeing rates to operating partner contracts to ensure the accuracy of commission rates used to calculate and pay operating partner commissions, and ii). enhancing control procedures to include the quarterly review of any changes made to an operating partner’s commission rates.

Based on the measures taken and implemented, and the results of the Company’s review of operating partner commission rates and changes, Management has concluded that the material weakness over operating partner commissions has been remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Table of Content

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the names, ages, and positions of our current directors and executive officers as of February 27, 2023, and biographical information for each of our current directors and executive officers. There are no family relationships among any of our directors or executive officers.

Name	Age	Position with Radiant Logistics
Bohn H. Crain	59	Chairman of our Board of Directors and Chief Executive Officer
Richard P. Palmieri	69	Lead Independent Director
Michael Gould	58	Independent Director
Kristin Toth Smith	48	Independent Director
Todd E. Macomber	58	Senior Vice President and Chief Financial Officer
Arnold Goldstein	68	Senior Vice President and Chief Commercial Officer
John W. Sobba	66	Senior Vice President and General Counsel

Bohn H. Crain, age 59. Mr. Crain founded the Company and has served as our Chief Executive Officer and Chairman of our Board of Directors since October 2005. Mr. Crain brings approximately 25 years of industry and capital markets experience in transportation and logistics. Since January 2005, Mr. Crain has served as the Managing Member of Radiant Capital Partners, LLC, an entity he formed to execute a consolidation strategy in the transportation and logistics sector. Prior to founding Radiant, Mr. Crain served as the Executive Vice President and the Chief Financial Officer of Stonepath Group, Inc. from January 2002 until December 2004. In 2001, Mr. Crain served as the Executive Vice President and Chief Financial Officer of Schneider Logistics, Inc., a third-party logistics company, and from 2000 to 2001 he served as the Vice President and Treasurer of Florida East Coast Industries, Inc., a New York Stock Exchange listed company engaged in railroad and real estate businesses. Between 1989 and 2000, Mr. Crain held various vice president and treasury positions for CSX Corp., a Fortune 500 transportation company listed on the New York Stock Exchange, and several of its subsidiaries. Mr. Crain earned a Bachelor of Arts in Business Administration with an emphasis in Accounting from the University of Texas.

Richard P. Palmieri, age 69. Mr. Palmieri was appointed as a director in March 2014. He has been the Managing Partner of ANR Partners, LLC, a management and financial consulting firm, since 2012. Prior to this, from 2007 to 2012, Mr. Palmieri served as the President of Canon Financial Services, Inc., the captive finance subsidiary of Canon USA. From 2003 to 2006, he was the President of Schneider Financial Services, a financial services subsidiary of a large, privately held transportation and logistics company. From 1998 to 2003, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Credit Suisse Group. From 1993 to 1998, he served as a Managing Director and co-head of the Transportation and Logistics investment banking group at Deutsche Securities. Before this, he served in various finance and management positions at several large companies, including Whirlpool Financial Corporation, PacifiCorp Credit and GE Capital. Mr. Palmieri received a Bachelor of Science in Accounting from Wagner College. As a result of these and other professional experiences, Mr. Palmieri possesses particular knowledge and experience in logistics and financial management that strengthen the Board’s collective qualifications, skills, and experience.

Michael Gould, age 58. Mr. Gould was appointed as a director in July 2016. Mr. Gould is a seasoned information technology executive, currently serving as the Chief Operating Officer for Zonar Systems, a subsidiary of Continental, AG. Prior to Zonar Systems Mr. Gould served as Senior Vice President, Oracle Consulting in North America at Oracle Corporation. Prior to this, from 2008 to 2015, Mr. Gould led the Americas Technology Services Consulting Organization for Hewlett-Packard Company (“HP”) as the Vice President and General Manager. Prior to HP, Mr. Gould served in various roles at Oracle, BearingPoint and BEA. He holds a Bachelor of Science degree in Mechanical Engineering from Texas A&M University and a Master of Business Administration from Santa Clara University. As a result of these and other professional experiences, Mr. Gould possesses particular knowledge and experience in management and technology that strengthen the Board’s collective qualifications, skills and experience.

Table of Content

Kristin Toth Smith, age 48. Ms. Smith was appointed as a director in June 2021. She has been the President and Board Member at Fernished, Inc., a furniture and home décor subscription service, since January 2021 and held the position of Chief Operating Officer from August 2019 until December 2020. She previously held leadership positions at start-up ventures including Zulily, an omnichannel e-commerce platform and Dolly, an on-demand last-mile delivery and moving service, where she held the position of Chief Operating Officer from October 2015 to May 2019. Prior to her extensive startup experience, Smith led several teams at Amazon in operations and retail, including inbound transportation, same-day delivery, movies and television, and the demand side of the business of Amazon’s digital music team, including Marketing, Product Management, Site Merchandising, Pricing, Business Development, and Design teams responsible for the launch of Amazon’s digital music cloud-based offering. Before joining Amazon, Smith held various leadership positions at Dell Computer Corp., where she led various teams to build technology infrastructure and software for the radical re-design of desktop manufacturing and supply chain. She serves on a number of non-profit boards as well as several advisory boards for startups (mostly women-founded and -led companies). She is the Board Chair for University of Michigan’s Center for Entrepreneurship, was a contributing author for Women in Tech (Sasquatch Books). She holds a Bachelor of Science in Engineering and Master of Science in Engineering in Industrial Engineering and Operations Research from the Tauber Institute for Global Operations at the University of Michigan, a Master of Science in Civil and Environmental Engineering from Massachusetts Institute of Technology, and a Master of Business Administration from Massachusetts Institute of Technology’s Sloan School of Management through the Leaders for Global Operations fellowship program. As a result of these and other professional experiences, Ms. Smith possesses deep experience in transportation and logistics, with an emphasis on emerging e-commerce and last-mile platforms, that strengthen the Board’s collective qualifications, skills, and experience.

Todd E. Macomber, age 58. Mr. Macomber has served as our Senior Vice President and Chief Financial Officer since March 2011, as our Senior Vice President and Chief Accounting Officer since August 2010, and as our Vice President and Corporate Controller since December 2007. Prior to joining us, Mr. Macomber served as Senior Vice President and Chief Financial Officer of Biotrace International, Inc., a subsidiary of Biotrace International PLC, an industrial microbiology company listed on the London Stock Exchange. Mr. Macomber earned a Bachelor of Arts, emphasis in Accounting from Seattle University.

Arnold Goldstein, age 68. Mr. Goldstein has served as our Senior Vice President and Chief Commercial Officer since June 30, 2016. Mr. Goldstein also has significant experience within the transportation industry, having served as Chief Operating Officer of Service by Air, which was acquired by the Company in June 2015, and in various leadership roles at Hellman World Wide Logistics from May 2006 to February 2015. Mr. Goldstein earned a Bachelor of Arts in Psychology from the University of Rhode Island and a Master of Business Administration from Bryant University.

John W. Sobba, age 66. Mr. Sobba has served as our Senior Vice President and General Counsel since May 2018. Prior to joining the Company, Mr. Sobba was in a private law practice from 2008 to 2018, handling a number of general commercial, real estate and business matters for clients within the technology, transportation, outdoor gear and apparel industries. Mr. Sobba was in the private practice of law with the law firms of Dorsey & Whitney and later with Foster Pepper, from 2004 through 2008. He earned a Bachelor of Arts degree from the University of Oregon, a Juris Doctor from Seattle University, a Master of Taxation from Boston University and a Master of Business Administration from the University of Washington.

Director Independence

Under the NYSE American continued listing standards, independent directors must comprise a majority of a listed company’s board of directors. In addition, the NYSE American continued listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Audit committee members must also satisfy heightened independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (Exchange Act), and compensation committee members must satisfy heightened independence criteria set forth in the NYSE American rules. Under the NYSE American rules, a director will only qualify as an “independent director” if the company’s board of directors affirmatively determines that the director has no material relationship with the company, either directly or indirectly, that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has undertaken a review of its composition, the composition of its Board committees, and the independence of each director. Based upon information requested from and provided by each of our directors concerning his or her background, employment, and affiliations, including family relationships with us, our senior management, and our independent registered public accounting firm, the Board has determined that all but one of our directors, Bohn H. Crain, are independent directors under the standards established by the Securities and Exchange Commission (SEC) and the NYSE American. In making this determination, the Board considered the current and prior relationships that each non-employee director has with Radiant Logistics and all other facts and circumstances the Board deemed relevant in determining their independence.

Table of Content

Committees of the Board of Directors

We currently have one standing committee of the Board, the Audit and Executive Oversight Committee, which was formed in 2012. The Board may establish other Board committees as it deems necessary or appropriate from time to time.

Audit and Executive Oversight Committee

The standing committee of the Board of Directors is the Audit and Executive Oversight Committee, which was formed in 2012. The Audit and Executive Oversight Committee fulfills the consolidated oversight functions typically associated with audit, compensation and nominating and governance committees.

The Audit and Executive Oversight Committee operates under a written charter that is reviewed annually. In September 2021, the Board of Directors amended and restated the Company’s Audit and Executive Oversight Committee Charter to reflect the restructuring of the roles of authority granted to each member of the Audit and Executive Oversight Committee and to include the oversight of the development and implementation of corporate governance policies for the Company. The amended and restated Charter is available on our website at www.radiantdelivers.com.

The Audit and Executive Oversight Committee held five formal meeting and took action by written consent two times during fiscal year 2022. The members of the Audit and Executive Oversight Committee are Messrs. Gould, Palmieri (Chair), and Ms. Smith.

Audit Committee Function

The Audit and Executive Oversight Committee, pursuant to its written charter, among other matters, performs traditional Audit Committee functions and oversees (i) our financial reporting, auditing, and internal control activities; (ii) the integrity and audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; and (vi) our overall risk exposure and management. Richard Palmieri is responsible for oversight of the Audit Committee functions of the Audit and Executive Oversight Committee.

Additionally, the Committee:

•
is responsible for the appointment, retention, and termination of our independent auditors, and determines the compensation of our independent auditors;
•
reviews with the independent auditors the plans and results of the audit engagement;
•
evaluates the qualifications, performance, and independence of our independent auditors;
•
has sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof, and the fees therefor;
•
reviews the adequacy of our internal accounting controls; and
•
meets at least quarterly with our executive officers, internal audit staff, and our independent auditors in separate executive sessions.

The Audit and Executive Oversight Committee charter authorizes the Audit and Executive Oversight Committee to retain independent legal, accounting, and other advisors as it deems necessary to carry out its responsibilities. The Audit and Executive Oversight Committee reviews and evaluates, at least annually, the performance of the Audit and Executive Oversight Committee, including compliance with its charter.

Financial Literacy and Financial Experts

The Board has determined that each member of the Audit and Executive Oversight Committee is “financially literate” under the continued listing requirements of the NYSE American and satisfies the heightened independence criteria for audit committee members set forth in Rule 10A-3 under the Exchange Act.

Table of Content

Compensation Committee Function

We do not have a standing Compensation Committee. The Audit and Executive Oversight Committee fulfills the compensation committee functions. The Audit and Executive Oversight Committee reviews the compensation philosophy, strategy of the Company and consults with the Chief Executive Officer, as needed, regarding the role of our compensation strategy in achieving our objectives and performance goals and the long-term interests of our stockholders. The Audit and Executive Oversight Committee has direct responsibility for approving the compensation of our Chief Executive Officer and makes recommendations to the Board with respect to our other executive officers. The term “executive officer” has the same meaning specified for the term “officer” in Rule 16a-1(f) under the Exchange Act. Michael Gould is responsible for oversight of the Compensation Committee functions of the Audit and Executive Oversight Committee.

Our Chief Executive Officer sets the compensation of anyone whose compensation is not set by the Board.

The Committee, pursuant to its written charter, among other matters:

•
assists the Board in developing and evaluating potential candidates for executive officer positions and overseeing the development of executive succession plans;
•
administers, reviews, and makes recommendations to the Board regarding our compensation plans, including the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan, 2021 Omnibus Incentive Plan, and Management Incentive Compensation Plan (MICP), and administers or oversees all such plans and discharges any responsibilities imposed on the Committee by such plans, including, without limitation, the grant of equity-based awards to officers and employees;
•
reviews and approves on an annual basis our corporate goals and objectives with respect to compensation for executive officers and, at least annually, evaluates each executive officer’s performance in light of such goals and objectives to set his or her annual compensation, including salary, bonus, and equity and non-equity incentive compensation, subject to approval by the Board;
•
reviews and approves any employment, severance, change of control, retention, retirement, deferred compensation, perquisite, or similar compensatory agreements, plans, programs, or arrangements with executive officers;
•
provides oversight of management’s decisions regarding the performance, evaluation, and compensation of other officers;
•
reviews our incentive compensation arrangements to confirm that incentive pay does not encourage unnecessary risk-taking, and reviews and discusses, at least annually, the relationship between risk management policies and practices, business strategy, and our executive officers’ compensation; and
•
reviews the results of advisory stockholder votes on executive compensation and considers whether to recommend adjustments to our executive compensation policies and practices as a result of such votes and other stockholder input on executive compensation matters.

The Audit and Executive Oversight Committee may retain compensation consultants, outside counsel and other advisors as the Board deems appropriate to assist it in discharging its duties. In April 2015, the Audit and Executive Oversight Committee hired Mercer (US) Inc. to perform an executive compensation study and provide it with guidance regarding the Company’s executive compensation program. Mercer provided the Audit and Executive Oversight Committee with compensation data with respect to similarly sized logistics and freight-forwarding companies and consulted with the Audit and Executive Oversight Committee about a variety of issues related to competitive compensation practices and incentive plan design. This information helped us to evaluate and modify our equity and cash compensation awards and practices through fiscal year 2020 to remain consistent with industry standards and to achieve our employee retention objectives.

During fiscal year 2021, the Committee engaged Meridian Compensation Partners to perform an updated executive compensation study, develop an updated a peer group and provide it with guidance regarding the Company’s executive compensation program. Meridian completed the development of a Peer Group listing for Radiant Logistics and then conducted an analysis of our NEO positions compared to similar positions at Peer Group companies. Meridian also conducted an analysis of our Board of Directors compensation compared to the Peer Group companies. This information was used to develop our current compensation programs for Executives and Directors during fiscal year 2021. As well, these trends and this information is being used by the Audit and Executive Oversight Committee to determine whether to make any additional changes to the Company's overall compensation policies during fiscal year 2022.

During fiscal year 2022, Meridian Compensation Partners did not provide any services to the Company unrelated to executive or director compensation. After considering the relevant factors, the Committee determined that no conflicts of interest have been raised in connection with the services Meridian Compensation Partners performed for the Committee in 2022.

The Committee reviews and evaluates, at least annually, the performance of the Committee, including compliance with its charter.

Table of Content

The Board has determined that each of the Committee members satisfies the heightened independence criteria for compensation committee members under the continued listing requirements of the NYSE American. In addition, each of the Committee members is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Nominating and Governance Committee Function

We do not have a standing Nominating and Governance Committee. The Audit and Executive Oversight Committee fulfills the nominating and governance committee functions. The Audit and Executive Oversight Committee identifies and recommends to the Board individuals qualified to be nominated for election to the Board and recommends to the Board the members and Chairperson for each Board committee. Kristin Toth Smith is responsible for oversight of the Nominating and Governance Committee functions of the Audit and Executive Oversight Committee.

The Committee, pursuant to its written charter, among other matters:

•
identifies individuals qualified to become members of the Board and reviews with the Board the Board’s composition as a whole to ensure that it has the requisite and desired expertise, experience, qualifications, attributes and skills and that its membership consists of persons with sufficiently diverse and independent backgrounds;
•
develops and recommends to the Board for its approval qualifications for director candidates and periodically reviews these qualifications with the Board;
•
makes recommendations to the Board regarding director retirement age, tenure and refreshment policies;
•
reviews the committee structure of the Board and recommends directors to serve as members or chairs of each Board committee;
•
reviews and recommends Board committee slates annually and recommends additional Board committee members to fill vacancies as needed;
•
develops and recommends to the Board a set of corporate governance guidelines and, at least annually, reviews such guidelines and recommends changes to the Board for approval as necessary;

•
considers and oversees corporate governance issues as they arise from time to time and develops appropriate recommendations for the Board;
•
reviews and approves the Company’s policies and practices pertaining to ESG issues and monitors the Company’s performance relative to such policies and practices; and
•
oversees the annual self-evaluations of the Board, each Board committee, and management.

The Committee charter authorizes the Committee to retain a search firm or other advisors to assist in the identification and evaluation of director candidates, including the sole authority to approve the search firm’s or other advisors’ fees and other retention terms.

The Committee reviews and evaluates, at least annually, the performance of the Committee, including compliance with its charter.

Director Qualifications and Nomination Process

The Board seeks to ensure that the Board is composed of members whose particular expertise, experience, qualifications, attributes, and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively. We do not have a standing Nominating Committee. The Audit and Executive Oversight Committee fulfills the nominating committee functions. New directors are approved by the Board after recommendation by the Audit and Executive Oversight Committee.

In selecting nominees for director, without regard to the source of the recommendation, the Audit and Executive Oversight Committee believes that each director nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the Board. Members of the Board should have the highest professional and personal ethics, consistent with our values and standards and Code of Ethics. At a minimum, a nominee must possess integrity, skill, leadership ability, financial sophistication, and capacity to help guide us. Nominees should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their experiences. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to responsibly perform all director duties. In addition, the Audit and Executive Oversight Committee considers all applicable statutory and regulatory requirements and the requirements of any exchange upon which our common stock is listed or to which it may apply in the foreseeable future.

Table of Content

The Audit and Executive Oversight Committee will typically employ a variety of methods for identifying and evaluating nominees for director. The Audit and Executive Oversight Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Audit and Executive Oversight Committee will consider various potential candidates for director. Candidates may come to the attention of the Audit and Executive Oversight Committee through current directors, stockholders, or other companies or persons. The Audit and Executive Oversight Committee does not evaluate director candidates recommended by stockholders differently than director candidates recommended by other sources. Director candidates may be evaluated at regular or special meetings of the Audit and Executive Oversight Committee and may be considered at any point during the year.

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Audit and Executive Oversight Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our businesses. In evaluating director nominations, the Audit and Executive Oversight Committee seeks to achieve a balance of knowledge, experience, and capability on the Board. In connection with this evaluation, the Audit and Executive Oversight Committee will make a determination of whether to interview a prospective nominee based upon the Board’s level of interest. If warranted, one or more members of the Audit and Executive Oversight Committee, and others as appropriate, will interview prospective nominees in person or by telephone. After completing this evaluation and any appropriate interviews, the Audit and Executive Oversight Committee will recommend the director nominees after consideration of all its directors’ input. The director nominees are then selected by a majority of the independent directors on the Board, meeting in executive session and considering the Audit and Executive Oversight Committee’s recommendations.

The Company’s Corporate Governance Principles contain a retirement policy that requires no person shall be nominated to the Board to serve as a director after such person’s 74th birthday. The principles are intended to serve as a flexible framework within which the Board may conduct its business.

The Board elected Ms. Smith to the Board, effective June 3, 2021, upon the recommendation of the Audit and Executive Oversight Committee. Mr. Gould led our search for a new director. The Nominating and Governance Committee functions, including our commitment to environmental, social and governance principles, will be led by Ms. Smith.

In addition to stockholders’ general nominating rights provided in our Bylaws, stockholders may recommend director candidates for consideration by the Board. The Audit and Executive Oversight Committee will consider director candidates recommended by stockholders if the recommendations are sent to the Board in accordance with the procedures for other stockholder proposals pursuant to applicable rules and regulations and our Bylaws. All director nominations submitted by stockholders to the Board for its consideration must include all of the required information set forth in our Bylaws and the following additional information:

•
any information relevant to a determination of whether the nominee meets the criteria described above;
•
any information regarding the nominee relevant to a determination of whether the nominee would be considered independent under SEC rules or, alternatively, a statement that the nominee would not be considered independent;
•
a statement, signed by the nominee, verifying the accuracy of the biographical and other information about the nominee that is submitted with the recommendation and consenting to serve as a director if so elected; and
•
if the recommending stockholder, or group of stockholders, has beneficially owned more than five percent (5%) of our voting stock for at least one year as of the date the recommendation is made, evidence of such beneficial ownership.

During fiscal year 2022, we made no material changes to the procedures by which stockholders may recommend nominees to the Board, as described in our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Code of Ethics

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

Table of Content

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

INTRODUCTION

This Compensation Discussion and Analysis (“CD&A”) addresses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table” and material factors relevant to these policies and decisions. This CD&A should be read together with the related tables and disclosures that follow. When reading this CD&A, please note that we are a “smaller reporting company” under the federal securities laws and are not required to provide a “Compensation Discussion and Analysis” of the type required by Item 402 of SEC Regulation S-K and this CD&A is simply intended to supplement our SEC-required disclosures.

Our named executive officers for the fiscal year ended June 30, 2022 are listed below. We sometimes refer to these individuals collectively as our named executive officers or “NEOs” and our Chief Executive Officer as our “CEO.” The following four officers are our only executive officers.

Name	Age	Position with Radiant Logistics
Bohn H. Crain	59	Chief Executive Officer and Chairman of our Board of Directors
Todd E. Macomber	58	Senior Vice President and Chief Financial Officer
Arnold Goldstein	68	Senior Vice President and Chief Commercial Officer
John W. Sobba	66	Senior Vice President and General Counsel

EXECUTIVE SUMMARY

Who We Are

We operate as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily to customers based in the United States and Canada. We service a large and diversified account base across a range of industries and geographies, which we support from an extensive multi-brand network of over 100 operating locations (including 25 Company-owned offices) across North America as well as an integrated international service partner network located in other key markets around the globe. As a third-party logistics company, we generally do not own the transportation assets but we have a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines, and ocean lines.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding services and freight brokerage services. Our primary transportation services involve arranging shipments, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including order fulfillment, inventory management, and warehouse and distribution services, and customs brokerage services to complement our core transportation service offering.

Table of Content

Fiscal Year 2022 Business Highlights

FINANCIAL

$1,459.4 million	Revenues Achieved a record $1,459.4 million in total revenues, a 62.2% ↑ year-over-year
$306.3 million	Non-GAAP Adjusted Gross Profit Achieved a record $306.3 million in Non-GAAP adjusted gross profit, a 38.3% ↑ year-over-year
$44.5 million	Net Income Achieved record net income of $44.5 million, a 92.6% ↑ year-over-year, or $0.9 per basic and $0.88 per fully diluted share
$58.2 million	Non-GAAP Adjusted Net Income Achieved record non-GAAP adjusted net income of $58.2 million, a 69.2% ↑ year-over-year, or $1.18 per basic and $1.15 per fully diluted share
$80.9 million

Non-GAAP Adjusted EBITDA and Adjusted EBITDA Margin

Achieved Non-GAAP Adjusted EBITDA of $80.9 million, a 65.8% ↑ year-over-year, and non-GAAP Adjusted EBITDA Margin of 26.4%, ↑ 437 basis points year-over-year

OPERATIONAL

✓

Strong Network of Company-Owned Locations and Agents

Maintains a strong network of over 25 company-owned locations and over 100 strategic operating partners (agents) in the United States and Canada as well as additional global partners to facilitate international shipments

✓

Compelling Multi-Modal Service Offering

Continues to build out a strong compelling multi-modal service offering, leveraging our technology and bundling value-added logistics solutions with our core transportation service offerings

✓	Highly Diversified Customer Base Cultivates significant long-standing customer relationships across the platform, with no one customer representing more than 5% of our revenues

STRATEGIC

$2.4 million

2022 Investment in Robust and Advanced Technology Offerings and Platform

Provides robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. During fiscal year 2022, we invested over $2.4 million on technology enhancements and software systems to increase our operating efficiency and improve technology offerings.

21 acquisitions	Proven Growth Platform Continues to deliver profitable growth with a track record of executing and integrating 21 acquisitions since our inception in 2006.

Reconciliation of non-GAAP financial measures to the most comparable U.S. GAAP measures are included elsewhere in this Annual Report on Form 10-K.

Fiscal Year 2022 Compensation Actions and Outcomes

Our compensation program is aligned with our pay philosophy of aligning executive pay with performance and executive financial interest with stockholder financial interest and is designed to provide a mix of both fixed and variable incentive compensation and to reward a mix of different performance measures. In April 2021, the Audit and Executive Oversight Committee engaged a compensation consultant to, among other things, perform an executive benchmarking analysis of our executive compensation. As a result of this analysis, we introduced in fiscal year 2022 the use of performance unit awards as an additional component of our Long-Term Incentive Plan, as discussed in more detail below under “—Our Named Executive Officer Compensation—Long-Term Incentives – Equity Awards.”

Table of Content

Our fiscal year 2022 compensation actions and incentive plan outcomes based on our performance are summarized below:

Pay Element	Fiscal Year 2022 Actions
Base Salary
•
Base salary provides a source of fixed income that reflects scope and responsibility of the position held while ensuring a meaningful percentage of the executives’ overall compensation opportunity is in the form of performance-based compensation.
•
Base salary increases ranging from 10.4% to 15.4% during fiscal year 2022.

Short-Term Incentives
•
Our Short-Term Incentive Program (STIP) allows our NEOs to participate on a pro rata basis along with other STIP participants in a quarterly profit pool calculated as a percentage of our quarterly adjusted EBITDA, with such percentage determined by the Audit and Executive Oversight Committee. Historically, this percentage has been a constant 5% but this remains within the discretion of the Audit and Executive Oversight Committee.
•
The NEOs’ opportunity to participate in the STIP is expressed as a percentage of their base salary and is subject to further adjustment based on their achievement relative to individual performance goals. The target STIP award opportunity percentages for our NEOs remained the same as in prior years and were 50% of base salary for our CEO and 35% for our other NEOs.
•
The NEOs received the following quarterly bonus payouts for fiscal year 2022:

Named Executive Officer	1Q ($)	2Q ($)	3Q ($)	4Q ($)	Total ($)
Bohn H. Crain	77,646	86,598	129,284	144,490	438,018
Todd E. Macomber	33,448	36,911	53,234	59,496	183,089
Arnold Goldstein	33,448	37,304	53,234	61,375	185,361
John Sobba	35,208	36,126	53,234	56,365	180,933

Long-Term Incentives
•
Our fiscal year 2022 Long-Term Incentive Program (LTIP) consisted of 31% time vested restricted stock unit awards, which were determined based on achievement of pre-established company and individual goals, and 69% performance share units.
•
The NEOs’ opportunity to participate in the LTIP is expressed as a percentage of their base salary. The LTIP award opportunities for our NEOs remained the same as in prior fiscal years and were 50% of base salary for our CEO and 35% for our other NEOs.
•
The RSU awards vest in full on the third year anniversary of the grant date.
•
After the completion of fiscal year 2021, in September 2021, our NEOs received the following RSU awards, which were determined based on achievement of pre-established company and individual goals for fiscal year 2021:

Name Executive Officer	Target LTIP Award Opportunity (% of Base Salary)	Number of RSUs (#)	Grant Date Fair Value ($)
Bohn H. Crain	50%	37,674	244,128
Todd E. Macomber	35%	16,229	105,164
Arnold Goldstein	35%	16,229	105,164
John Sobba	35%	16,229	105,164

•
In fiscal year 2022, our NEOs received the following PSU awards, which will vest and be paid out in shares of our common stock based on achievement of a combination of company and individual performance goals achieved over a three-year period:

Named Executive Officer	Number of PSUs (#)	Grant Date Fair value ($)
Bohn H. Crain	87,209	645,347
Todd E. Macomber	34,200	253,080
Arnold Goldstein	34,200	253,080
John Sobba	34,200	240,084

Other Compensation Related Actions	• Approximately 96% of the votes cast at our 2021 Annual Meeting of Stockholders were in favor of our annual say-on-pay vote.

Table of Content

COMPENSATION PHILOSOPHY

The Audit and Executive Oversight Committee is guided in its pay decisions by several principles and factors, with our fundamental executive compensation philosophy being the alignment of executive pay with performance, and the alignment of the interests of executives with those of stockholders.

The objectives of our executive compensation program are designed to ensure that we:

•
Attract and retain highly talented and dedicated executives;
•
Provide a compensation structure that properly incentivizes our executives to execute on our business strategy of maximizing operational efficiencies, emphasizing customer relationships, and driving long term Company growth; and
•
Reinforce a positive culture that rewards entrepreneurial drive while maintaining a meaningful performance/variable based component of our overall compensation plan to align with the scalable nature of our overall cost-structure.

The Audit and Executive Oversight Committee has approved the use of a formal peer group to provide market reference points to consider when benchmarking executive compensation, outside director compensation, short- and long-term incentive design, and corporate governance practices.

The Audit and Executive Oversight Committee believes that our compensation program should be transparent and easy to understand, with the majority of executive pay being at risk and being performance-based, with predetermined financial metrics aligned with our business strategy. We also believe in recognizing individual performance through the establishment of strategic/non-financial goals (for example, ESG) reflecting our corporate culture, values and stockholder interests.

The Audit and Executive Oversight Committee employs a total compensation approach in establishing executive compensation opportunities, consisting of base salary, a short-term incentive program (our STIP) consisting of quarterly cash incentives, a long-term incentive program (our LTIP) consisting of annual equity grants of restricted stock units that vest in full after a three-year vesting period and a long-term performance based program consisting of performance units that vest based on a combination of company and individual performance goals achieved over a three-year period, a competitive benefits package and limited perquisites.

Our compensation program is designed to provide a mix of both fixed and variable incentive compensation and to reward a mix of different performance measures. The variable short-term incentive and long-term incentive portions of compensation are designed to reward both annual performance (under the short-term incentive program) and longer-term performance (under the long-term incentive program). We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to our long-term interests.

SAY-ON-PAY VOTE

At our 2021 Annual Meeting of Stockholders, our stockholders had the opportunity to vote on an advisory say-on-pay proposal. Approximately 96% of the votes cast were in favor of our say-on-pay proposal. We believe these favorable results affirmed stockholder support of our approach to executive compensation and did not believe it was necessary to, and, therefore, did not, make any significant structural changes to our executive compensation program in response to the say-on-pay vote results.

Table of Content

OUR ENGAGEMENT AND RESPONSIVENESS

We regularly seek stockholder input on our executive compensation program and then incorporate that feedback to further enhance the program. Some of the compensation related actions we have recently taken in response to stockholder feedback are described below.

What We Heard	What We Did
Align the interest of executive officers with those of stockholders.

We adopted stock ownership and retention guidelines applicable to our NEOs to ensure that their interests would be closely aligned with those of our stockholders. All of our NEOs are in compliance with these guidelines.

We have an anti-hedging/pledging policy.

Our founder and CEO owns approximately 21.1% of our outstanding common stock.

Emphasize long-term performance-based incentives.

Beginning in fiscal year 2022, we revised our LTIP to provide for new performance unit awards which will vest based upon achievement of a combination of company and individual performance goals as measured over a three-year period. The performance unit awards are in addition to our restricted stock unit awards which are granted on an annual basis and are determined based, in large part, on the achievement of annual company and individual performance goals, and once granted do not vest until the three-year anniversary of the grant date. The performance unit awards constitute at least 70% of our CEO’s target LTIP opportunity for fiscal year 2022.

Increase disclosure on executive compensation.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our Annual Report on Form 10-K nor the more extensive executive compensation tables. Starting in 2021, in response to stockholder feedback, we substantially increased and improved our executive compensation disclosure in this Annual Report on Form 10-K, with an eye towards transparency despite the fact that we are not required to provide these disclosures.

Ensure the recovery of incentive compensation based on incorrect calculations that resulted in a financial restatement.	In September 2021, we adopted a separate more robust clawback policy covering cash and equity incentive compensation applicable to current and former executives.
Perform a compensation risk assessment.

As a smaller reporting company, we are not required to perform a compensation risk assessment. Starting in 2021, in response to stockholder feedback, we performed a compensation risk assessment which concluded that our compensation policies, practices and programs, along with our governance structure, work together in a manner so as to encourage our executives (and employees) to pursue growth strategies that emphasize stockholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our Company.

Disclose CEO pay ratio.

As a smaller reporting company, we are not required to disclose a CEO pay ratio. Starting in 2021, in response to stockholder feedback, we calculated and disclosed a CEO pay ratio in accordance with SEC rules and regulations under “—CEO Pay Ratio”.

Adopt or disclose an anti-hedging/pledging policy.	We have increased substantially our disclosure of our anti-hedging/pledging policy in this Annual Report on Form 10-K.
Adopt a no tax gross-up policy.	In September 2021, we adopted a new tax gross-up policy that prohibits tax gross-ups, other than the grandfathered provision in the employment agreement with our founder and CEO.

Table of Content

COMPENSATION HIGHLIGHTS AND BEST PRACTICES

Our compensation practices include many best pay practices that support our executive compensation objectives and principles, and benefit our stockholders.

What We Do	What We Don’t Do
Maintain a competitive compensation package	No guaranteed salary increases or bonuses
Structure our executive officer compensation so that a significant portion of pay is at risk	No excessive perquisites
Emphasize long-term performance in our equity-based incentive awards	No repricing of stock options unless approved by stockholders
Maintain a robust clawback policy	No pledging of Radiant securities
Require a double-trigger for equity acceleration upon a change of control	No short sales or derivative transactions in Radiant stock, including hedges
Have robust stock ownership and retention guidelines	No current payment of dividends on unvested awards
Hold an annual say-on-pay vote	No excise or other tax gross-ups (other than the grandfathered arrangement with our founder and CEO)

EXECUTIVE STOCK OWNERSHIP GUIDELINES

In September 2021, we established the following stock ownership and retention guideline, which are intended to further align the interests of our named executive officers with those of our stockholders.

Position	Guideline
Chief Executive Officer	Four times base salary
Other Named Executive Officers	One times base salary

Each NEO has five years to reach the officer’s stock ownership target. Until the applicable stock ownership guideline is achieved as described above, each NEO subject is required to retain an amount equal to 100% of the net shares received as a result of the vesting of restricted stock, restricted stock units or other equity-based awards or the exercise of stock options. “Net shares” are those shares that remain after shares are sold or netted to pay the exercise price of stock options (if applicable) and any applicable withholding or estimated taxes associated with the restricted stock, restricted stock unit, stock option, or other equity-based incentive award. All of our NEOs are in compliance with our stock ownership guidelines as of November 14, 2022.

Named Executive Officer	Target Stock Ownership as a Multiple of Base Salary	In Compliance?	Ownership %	Actual Stock Ownership as a Multiple of Base Salary
Bohn H. Crain	4x	Yes	21.1%	184x
Todd E. Macomber	1x	Yes	Less than 1%	10x
Arnold Goldstein	1x	Yes	Less than 1%	2x
John Sobba	1x	Yes	Less than 1%	1x

Table of Content

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

Our executive compensation program consists of several key elements, which are described in the table below, along with the key characteristics of, and the purpose for, each element and key fiscal year 2022 changes. We describe each key element of our executive compensation program in more detail in the following pages, along with the compensation decisions made in fiscal year 2022.

Element	Key Characteristics	Purpose	Key Fiscal Year 2022 Changes
Base Salary (Fixed, Cash)	A fixed amount, paid in cash periodically throughout the year and reviewed annually and, if appropriate, adjusted.

Provides a source of fixed income that is market competitive and reflects scope and responsibility of the position held while providing a meaningful percentage of an executive’s overall compensation opportunity in the form of performance-based compensation.

Base salary increases ranging from 10.4% to $15.4% during fiscal year 2022.
Short-Term Incentive Plan (STIP) (Variable, Cash)	A variable, short-term element of compensation that is payable quarterly in cash, based on adjusted EBITDA and achievement of pre-established individual goals.	Motivates and rewards our executives for increased adjusted EBITDA and achievement of individual performance goals while supporting our variable-cost based business model.	No changes.
Long-Term Incentive Plan (LTIP) (Variable, Restricted Stock Units and Performance Units)

A variable, long-term element of compensation is provided, which was composed of 31% RSU awards and 69% PSU awards during the fiscal year ended June 30, 2022.

The RSU awards are based on achievement of pre-established company and individual goals and vest in full on the three-year anniversary of the grant date.

The performance awards will vest upon the achievement of three-year performance goals and be paid out in shares of our common stock.

Aligns the interests of our executives with our stockholders; encourages our executives to focus on long-term company financial performance measures that are deemed strategically and operationally important to our Company; promotes retention of our executives; and encourages significant ownership of our common stock.

Fiscal year 2022 incorporated new performance unit awards payable upon achievement of three-year performance goals.
Perquisites	Includes an automobile allowance and Company-provided life and disability insurance premiums.	Assists in allowing our executives to more efficiently utilize their time and support them in effectively contributing to our Company success.	No changes.
Retirement Benefits	Includes a qualified defined contribution retirement plan with a discretionary Company match.	Provides an opportunity for employees to save and prepare financially for retirement.	No changes.

COMPETITIVE CONSIDERATIONS AND USE OF MARKET DATA

Background

In April 2015, the Audit and Executive Oversight Committee hired Mercer (US) Inc. to perform an executive compensation study and provide it with guidance regarding our executive compensation program. Mercer provided the Audit and Executive Oversight Committee with compensation data with respect to similarly sized logistics and freight-forwarding companies and consulted with the Audit and Executive Oversight Committee about a variety of issues related to competitive compensation practices and incentive plan design. This information helped us to evaluate and modify our equity and cash compensation awards and practices to remain consistent with industry standards and to achieve our employee retention objectives. Through fiscal year 2021, these trends and this information was used by the Audit and Executive Oversight Committee to determine whether to make any additional changes to our overall compensation policies and program.

In December 2020, the Audit and Executive Oversight Committee engaged Meridian Compensation Partners to perform an executive compensation study and provide guidance regarding our executive compensation program, especially in light of the feedback we received from our stockholders on improvements that could be made to our program. Many of the recent changes we made to our executive compensation program in response to stockholder feedback were made with the input and assistance of Meridian Compensation Partners.

Table of Content

Peer Group

As part of Meridian Compensation Partners’ review of our executive compensation program, and specifically analyzing the market competitiveness and reasonableness of our program, Meridian Compensation Partners recommended a peer group based on the following three factors:

Industry	Revenue	Market Capitalization

Based on these factors, the following 26 companies were selected by the Audit and Executive Oversight Committee, upon recommendation of Meridian Compensation Partners, in February 2021 as members of our peer group for purposes of benchmarking the market competitiveness and reasonableness of our executive compensation program:

Air Transport Services Group, Inc.

Allegiant Travel Company

ArcBest Corporation

Atlas Air Worldwide Holdings, Inc.

Blackbaud, Inc.

CAI International, Inc.

Covenant Logistics Group, Inc.

CSG Systems International, Inc.

Daseke, Inc.

Eagle Bulk Shipping Inc.

Echo Global Logistics, Inc.

ExlService Holdings, Inc.

Forward Air Corporation

Genco Shipping and Trading Limited

Heartland Express, Inc.

Hub Group, Inc.

Manhattan Associates, Inc.

Marten Transport, Ltd.

MicroStrategy Incorporated P.A.M. Transportation Services, Inc. Pangaea Logistics Solutions, Ltd. Pegasystems Inc. Saia, Inc. Universal Logistics Holdings, Inc. USA Truck, Inc. Werner Enterprises, Inc.

All of these peer group companies are public companies. We compete with some of these peers for employees and customers in various markets. As of February 2021, when the peer group was recommended by Meridian Compensation Partners, we ranked at the 37th percentile of our peer group for revenue and at the 21st percentile for market capitalization. In constructing this peer group, the Audit and Executive Oversight Committee also considered whether to include companies that disclosed Radiant Logistics as a peer, companies that appear in the peer groups of our peer companies and companies that proxy advisory firms consider a peer of ours in their latest voting recommendations reports.

Use of Peer Group Information and Competitive Positioning

One of the objectives of our executive compensation philosophy is to design our executive compensation program to ensure that we attract and retain highly-talented and dedicated executives. To assist us in meeting this objective, we strive to compensate our executive officers in a manner that is competitive but also reasonable when considering our revenue and market capitalization relative to other members of our peer group. To ensure the competitiveness and reasonableness of our executive compensation packages relative to our industry, the Audit and Executive Oversight Committee periodically evaluates our peer group and an analysis of our executive compensation program vis a vis our peer group, with the aid of an independent external compensation consultant and management, and uses this information as one input in helping to determine appropriate pay levels.

In reviewing this benchmarking data, however, the Audit and Executive Oversight Committee recognizes that this information is not always appropriate as a stand-alone tool for setting compensation. This could be due to an imperfection in the peer group information or due to aspects of our business and objectives that may be unique to us. For example, the Audit and Executive Oversight Committee believes the February 2021 peer group of 26 companies as recommended by Meridian Compensation Partners is a less-than-ideal comparator group for purposes of benchmarking our executive compensation program since Radiant Logistics is ranked at the 37th percentile of our peer group for revenue and at the 21st percentile for market capitalization. This was primarily driven by the difficulty in creating a peer group due to limited number of viable peers in our industry with similarly sized revenues and market capitalization.

As a result, the Audit and Executive Oversight Committee does not explicitly target any percentile when assessing and setting executive compensation. Instead, the Audit and Executive Oversight Committee intends to analyze the specific competitiveness of any individual executive’s pay considering factors like not only the benchmarking data, but also the executive’s experience, skills and capabilities, contributions as a member of the executive management team, and contributions to our overall performance. We believe these others factors and considerations are more important at this time for our Company than peer group positioning to attract and retain the best executive talent to achieve our business strategies and objectives. The Audit and Executive Oversight Committee did note that our NEO base salaries, target short-term incentive opportunities, target total cash compensation and target long-term incentive opportunities, are below the 50th percentile, which the Audit and Executive Oversight Committee considered reasonable given the company’s revenues and market capitalization relative to its peers.

Accordingly, every year, we review each executive’s base salary and STIP and LTIP opportunities to determine whether they should be adjusted. Along with individual performance, we also consider primarily movement of salaries and other aspects of executive compensation in the market and trends, as well as our financial results from the prior fiscal year to determine appropriate compensation adjustments.

Table of Content

NAMED EXECUTIVE OFFICER COMPENSATION

Base Salary

Purpose: Base salary is designed to compensate our NEOs at a fixed level of compensation that provides some financial certainty and security for our NEOs, and also serves as a retention tool throughout the executive’s career.

Fiscal Year 2022 Review: The fiscal year 2022 base salaries were increased.

Named Executive Officer	Fiscal Year 2021 Base Salary ($)	Fiscal Year 2022 Base Salary ($)	Change (%)
Bohn H. Crain	325,000	375,000	15.4%
Todd E. Macomber	200,000	225,000	12.5%
Arnold Goldstein	200,000	225,000	12.5%
John W. Sobba	200,000	220,833	10.4%

Short-Term Incentive Plan - Quarterly Cash Bonuses

Purpose: Our Short-Term Incentive Plan (STIP), or quarterly cash bonus program, is paid under our Management Incentive Compensation Plan, or MICP, and is designed to provide incentive compensation that supports our variable cost-based business strategy and emphasizes pay-for-performance by tying reward opportunities to company and individual performance.

STIP Awards and Plan Mechanics: Our STIP allows our NEOs to participate on a pro rata basis along with other STIP participants in a quarterly profit pool calculated as a percentage of our quarterly adjusted EBITDA. The opportunity of our NEOs to participate in the STIP is expressed as a percentage of their base salary and is subject to further adjustment based on their achievement relative to individual performance goals. The target STIP award opportunity percentages for our NEOs remained the same as in prior years and were 50% of base salary for our CEO and 35% for our other NEOs.

Since the quarterly bonus pool under the MICP in which our NEOs participate is determined based on a percentage of our quarterly adjusted EBITDA and there is no maximum limit to the size of the pool, our executives are incentivized to increase our profitability, although discretion could be exercised by the Audit and Executive Oversight Committee to decrease or otherwise adjust the size of the pool or individual payouts if determined appropriate. Primarily because of this discretion, as well as multiple other factors, including the design of the MICP, our other compensation policies and programs, and our controls and approval process, we do not believe the MICP creates unnecessary risk taking by our executives or other employees.

Payments under our MICP are paid quarterly as opposed to annually in order to instill a sense of urgency in progressing the company’s objectives while reinforcing and rewarding the entrepreneurial culture of the company.

Fiscal Year 2022 STIP Awards: The fiscal year 2022 target short-term incentive opportunities of all of our NEOs were unchanged from their fiscal year 2021 target short-term incentive opportunities.

Named Executive Officer	Fiscal Year 2022 Target Bonus Percentage	Fiscal Year 2022 Target Bonus Percentage	Change (%)
Bohn H. Crain	50% of base salary	50% of base salary	0.0%
Todd E. Macomber	35% of base salary	35% of base salary	0.0%
Arnold Goldstein	35% of base salary	35% of base salary	0.0%
John W. Sobba	35% of base salary	35% of base salary	0.0%

The fiscal year 2022 target short-term incentive opportunities for our NEOs were paid quarterly based on our adjusted EBITDA performance for each fiscal quarter of fiscal year 2022 and their pro rata participation along with other STIP participants in the quarterly profit pool, which for fiscal year 2022 was calculated as 5% percent of our quarterly adjusted EBITDA. For purposes of the corporate quarterly bonus pool under the MICP, adjusted EBITDA was defined as our cumulative net income for such fiscal quarter, excluding the effects of interest, taxes, and the “non-cash” effects of depreciation and amortization on long-term assets, as well as all depreciation charges related to technology and equipment, and all amortization charges (including amortization of leasehold improvements), and further adjusted to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, extraordinary items, share-based compensation expense, litigation expenses unrelated to our core operations, gain on forgiveness of debt, materials, management and distribution start-up costs and other non-cash charges, as derived from our consolidated audited financial statements, and as determined by the Audit and Executive Oversight Committee in good faith. Note that this definition of adjusted EBITDA is essentially the same as our reported adjusted EBITDA with the exception that it adds back in the accrued bonus under the MICP.

Table of Content

Our adjusted EBITDA as calculated pursuant to our STIP for each quarter of our fiscal year 2022 was as follows (in millions):

1Q Adjusted EBITDA ($)	2Q Adjusted EBITDA ($)	3Q Adjusted EBITDA ($)	4Q Adjusted EBITDA ($)
15.3	16.7	22.6	26.4

Our NEOs received the following quarterly bonus payouts under our MICP during fiscal year 2022:

Named Executive Officer	1Q ($)	2Q ($)	3Q ($)	4Q ($)	Total ($)
Bohn H. Crain	77,646	86,598	129,284	144,490	438,018
Todd E. Macomber	33,448	36,911	53,234	59,496	183,089
Arnold Goldstein	33,448	37,304	53,234	61,375	185,361
John Sobba	35,208	36,126	53,234	56,365	180,933

The CEO’s share of each quarterly bonus pool was determined based on a formula of his target STIP opportunity and his individual performance and was approved by the Audit and Executive Oversight Committee.

In addition to participating in the STIP under the MICP, Arnold Goldstein, our Senior Vice President and Chief Commercial Officer, also receives additional compensation in connection with his management of our Vertical Sales Organization. This compensation is based on calculated as 1% of the Net Contribution of the Vertical Sales Organization, where Net Contribution is calculated as the gross profit attributed the Vertical Sales Associates less any associated costs for agent station commissions, bad debts and corporate overheads and net of the costs of the Vertical Sales Associates. Accordingly, Mr. Goldstein received the following additional payments under this plan during fiscal year 2022:

1Q ($)	2Q ($)	3Q ($)	4Q ($)	Total ($)
28,732	28,737	16,803	66,099	140,371

Long-Term Incentive Plan - Annual Equity Grants

Purpose: Our long-term incentive program (LTIP), which is a component of our MICP, is designed to provide for incentive compensation that supports our variable cost-based business strategy and emphasizes pay-for-performance by tying reward opportunities to carefully determined and articulated performance goals at corporate, business unit, operating location and/or individual levels.

LTIP Awards and Mechanics: The opportunity of a NEO to participate in the LTIP is expressed as a percentage of the NEO’s base salary. Our LTIP for our NEOs for the past several years has consisted of RSU awards based on achievement of pre-established company and individual goals that vest in full on the three-year anniversary of the grant date. Beginning in fiscal year 2022, our LTIP also consists of performance unit awards in addition to RSU awards, as discussed in more detail below under “—LTIP Awards for Fiscal Year 2022.” These performance unit awards constitute at least 70% of our CEO’s target LTIP opportunity for fiscal year 2022.

LTIP Awards for Fiscal Year 2022: After completion of fiscal year 2021, in September 2021, our NEOs received RSU awards, which were determined based on achievement of pre-established company and individual goals for fiscal year 2021. For our NEO’s, 90% of their RSU award opportunity was based on the Company’s achievement relative to budgeted adjusted EBITDA, as measured on a consolidated basis, and 10% of the RSU opportunity was based on their achievement relative to individual goals. The Audit and Executive Oversight Committee believes it is important to include an adjusted EBITDA performance metric in both our STIP and LTIP because of our emphasis on overall core profitability. The performance factor for each NEO for purposes of determining the number of RSUs granted after completion of fiscal year 2021 in September 2021 was 150% which reflects the Company’s achievement relative to budgeted adjusted EBITDA, as approved by the Audit and Executive Oversight Committee, and achievement relative to individual goals, as determined by the Audit and Executive Oversight Committee in the case of our CEO, and by the CEO, in the case of our other NEOs.

Named Executive Officer	Fiscal Year 2021 Adjusted EBITDA Goal ($)	Fiscal Year 2021 Actual EBITDA ($)	Company Financial Goal Achievement (90% Weighting)	Individual Goal Achievement (10% Weighting)	Performance Factor (100%)
Bohn H. Crain	27.1 mil.	48.8 mil	180%	180%	150%
Todd E. Macomber	27.1 mil.	48.8 mil	180%	180%	150%
Arnold Goldstein	27.1 mil.	48.8 mil	180%	180%	150%
John Sobba	27.1 mil.	48.8 mil	180%	180%	150%

Table of Content

The LTIP award opportunities for RSU awards for our NEOs in fiscal year 2022 remained the same as in prior fiscal years and were 50% of base salary for our CEO and 35% for our other NEOs. RSU awards will vest in full on the three-year anniversary of the grant date.

Name Executive Officer	Target LTIP Award Opportunity (% of Base Salary)	Number of RSUs (#)	Grant Date Fair Value ($)
Bohn H. Crain	50%	37,674	244,128
Todd E. Macomber	35%	16,229	105,164
Arnold Goldstein	35%	16,229	105,164
John Sobba	35%	16,229	105,164

Beginning in fiscal year 2022, our LTIP awards consisted of performance unit and RSU awards. The performance unit awards are granted in early fiscal year 2022 and ultimately vest and be paid out based upon the achievement of three-year performance goals. The RSU awards will continue to be granted after completion of a fiscal year and be based on the achievement of pre-established company and individual goals for such fiscal year and will vest in full on the three-year anniversary of the grant date. The target number of performance units for each NEO will be determined by a percentage of the NEO’s base salary, which percentage for our CEO is expected to be 150% and for our NEOs is expected to be 100%. The target performance unit awards constitute at least 70% of our CEO’s target LTIP opportunity for fiscal year 2022.

Named Executive Officer	Fiscal Year 2022 Target Bonus Percentage	Number of PSUs (#)	Grant Date Fair Vale ($)
Bohn H. Crain	150% of base salary	87,209	645,347
Todd E. Macomber	100% of base salary	34,200	253,080
Arnold Goldstein	100% of base salary	34,200	253,080
John Sobba	100% of base salary	34,200	240,084

All Other Compensation - RLP Distributions

On June 28, 2006, we joined with Radiant Capital Partners, LLC (“RCP”), an affiliate of Mr. Crain, our CEO, to form Radiant Logistics Partners, LLC (“RLP”). RLP commenced operations in 2007 as a minority-owned business enterprise for the purpose of enabling us to expand the scope of our service offerings to include participation in certain supplier diversity programs that otherwise would not have been available to us. RLP is owned 60% by Mr. Crain and 40% by us. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company considered, among other factors, the significant benefits provided to us through association with a minority business enterprise, particularly as many of our largest current and potential customers have a need for diversity offerings. In addition, the committee concluded the economic relationship with RLP was on terms no less favorable to us than terms generally available from unaffiliated third parties. Mr. Crain’s share of distributed earnings from RLP are included in the “All Other Compensation” column of the Summary Compensation Table.

Other Benefits

In fiscal year 2022, our NEOs had the opportunity to participate in a qualified defined contribution retirement plan on the same basis as our other employees. We believe this plan provides an opportunity for our executives to plan for and meet their retirement savings needs. We do not provide any pension arrangements, nonqualified defined contribution, or other deferred compensation plans.

We provide our NEOs with modest perquisites to attract and retain them and to allow them to more efficiently utilize their time and to support them in effectively contributing to the success of our Company. The perquisites provided to our NEOs during fiscal year 2022 included an automobile allowance and Company-provided life and disability insurance premiums. We believe these benefits are an important part of our overall compensation program and help us accomplish our goal of attracting, retaining, and rewarding top executive talent.

Table of Content

EMPLOYMENT AGREEMENTS, SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS, AND POST-TERMINATION RESTRICTIONS

The compensation paid to our NEOs is governed, in part, by written employment agreements with them, which are described below under “Executive Compensation—Employment and Other Agreements.” The purpose of these agreements is to define the essential terms of these executives’ employment relationships in a manner that will protect our business and other interests and the interests of the executive, including in the event his employment is terminated upon certain events. The severance provisions in the agreement are intended to induce these executives to continue employment with our Company and to retain them and provide consideration to them for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into these agreements because they provide us valuable protection by subjecting these executives to restrictive covenants that prohibit the disclosure of confidential information during and following their employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following a termination of their employment. The receipt of any severance by these executives, other than our CEO, is conditioned upon his execution of a broad release of claims.

To encourage continuity, stability, and retention when considering the potential disruptive impact of an actual or potential corporate transaction, we have established change of control arrangements, including provisions in our employment agreements with our NEOs, which are described below under “Executive Compensation—Potential Post-Termination and Chane in Control Payments.” These provisions provide our NEOs certain payments and benefits in the event of a termination of their employment in connection with a change of control. These additional payments and benefits will not be triggered just by a change of control, but require a termination event not within the control of the executive, and thus are known as “double trigger” change of control arrangements. These “double trigger” change of control protections are intended to induce executives to accept or continue employment with our Company, provide consideration to executives for certain restrictive covenants that apply following termination of employment, and provide continuity of management in connection with a threatened or actual change of control transaction. If the employment of our CEO is terminated by us without cause or by him for good reason following a change of control or if the employment of one of our other NEOs is terminated by us without cause or by him for good reason within nine months following a change of control, the executive will be entitled to receive a severance payment and certain benefits. In the case of our NEOs, other than our CEO, the receipt of any severance is conditioned upon the executive’s execution of a release of claims.

We believe these change of control arrangements with our NEOs are an important part of our executive compensation program in part because they mitigate some of the risk for executives working in a smaller public company where there is a meaningful likelihood that the company may be acquired. Change of control benefits are intended to attract and retain qualified executives who, absent these arrangements and in anticipation of a possible change of control of our Company, might consider seeking employment alternatives to be less risky than remaining with our Company through the transaction. We believe that relative to our Company’s overall value, our potential change of control benefits are relatively small and are aligned with current peer company practices.

RISK ASSESSMENT

As a result of our assessment on risk in our compensation programs, we concluded that our compensation policies, practices, and programs and related compensation governance structure work together in a manner so as to encourage our employees, including our NEOs, to pursue growth strategies that emphasize stockholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our Company.

As part of our assessment, we noted in particular the following:

•
annual base salaries for employees are not subject to performance risk and, for most non-executive employees, constitute the largest part of their total compensation;
•
short-term incentives are in the form of quarterly cash bonuses that are limited in amount, to some extent, by virtue of the calculation of the total quarterly bonus pools, which equal a certain percentage of our adjusted EBITDA for the quarter, assuming we meet a certain threshold quarterly adjusted EBITDA goal; and
•
a significant portion of performance-based compensation is in the form of long-term equity incentives, which do not encourage unnecessary or excessive risk because they vest over a three-year period of time, thereby focusing our employees on our long-term interests.

Table of Content

CLAWBACK POLICY

In September 2021, our Board of Directors adopted a separate more robust clawback and forfeiture policy. The policy covers all current and former executive officers of the Company. Pursuant to the policy, the Board of Directors may in its sole discretion recover certain cash and/or equity-based incentive compensation that is approved, awarded or granted to a covered executive on or after September 27, 2021 if there is a material negative restatement of our financial statements or in the event a Covered Executive engaged in egregious conduct that is substantially detrimental to the Company.

EXCISE TAX GROSS-UP POLICY

As part of our response to feedback from our stockholders, the Board of Directors adopted a stand-alone policy prohibiting gross-ups for the excise tax imposed by Sections 280(g) and 4999 of the U.S. Internal Revenue Code, as well as the reimbursement of NEOs for such excise tax, with respect to any cash and/or equity-based incentive compensation that constitute golden parachute payments made from and after July 1, 2021, with the exception of any gross-up payments as may be provided in the employment agreement with our founder and CEO.

ANTI-HEDGING/PLEDGING/SPECULATIVE INVESTMENTS POLICY

Radiant Logistics considers it improper and inappropriate for those employed by or associated with Radiant Logistics to engage in short-term or speculative transactions in our securities or in other transactions in our securities that may lead to inadvertent violations of the insider trading laws. Accordingly, trading in our securities is subject to the following additional guidance, as set forth in our Insider Trading Policy, for all officers, directors, employees and agents (collectively referred to as insiders):

•
Short Sales: Short sales (i.e., the sale of a security that must be borrowed to make delivery) and “selling short against the box” (i.e., a sale with a delayed delivery) with respect to Company securities are prohibited.
•
Derivative Securities and Hedging Transactions: Insiders are prohibited from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities.
•
Using Company Securities as Collateral for Loans: Unless approved in advance by the Company’s Board of Directors, insiders may not pledge Company securities as collateral for loans.
•
Holding Company Securities in Margin Accounts: Unless approved in advance by the Company’s Board of Directors, insiders may not hold Company securities in margin accounts.
•
Placing Open Orders with Brokers: Except in accordance with an approved trading plan, insiders should exercise caution when placing open orders, such as limit orders or stop orders, with brokers, particularly where the order is likely to remain outstanding for an extended period of time. Open orders may result in the execution of a trade at a time when insiders are aware of material nonpublic information or otherwise are not permitted to trade in Company securities, which may result in inadvertent insider trading violations. If an insider is subject to blackout periods or pre-clearance requirements, such insider should so inform any broker with whom he or she places any open order at the time it is placed.

TAX CONSIDERATIONS

Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), in designing our executive compensation program, we considered the deductibility of executive compensation under Code Section 162(m). The Tax Act, among other things, repealed the exemption from Code Section 162(m)’s $1 million deduction limit for “performance-based” compensation for taxable years beginning after December 31, 2017, other than with respect to certain “grandfathered” arrangements entered into prior to November 2, 2017. Some of our compensation plans were designed with the intention of satisfying the requirements for “performance-based” compensation as defined in Code Section 162(m) prior to the effective date of the Tax Act so that such awards would be exempt from the Code Section 162(m) deduction limitation. While we designed these plans to operate in this manner, the exemption is no longer available for performance-based awards paid in tax years beginning after 2017 (other than with respect to certain “grandfathered” arrangements as noted above). Further, as to any grandfathered arrangements, the Audit and Executive Oversight Committee may administer the plans in a manner that does not satisfy the Code Section 162(m) performance-based compensation requirements in order to achieve a result that the Audit and Executive Oversight Committee determines to be appropriate, including by revising performance goals and/or adjustment events as needed to ensure our pay practices continue to align with performance.

Table of Content

HOW WE MAKE COMPENSATION DECISIONS

There are several elements to our executive compensation decision-making, which we believe allow us to most effectively implement our compensation philosophy. The Audit and Executive Oversight Committee, its independent external compensation consultant, and management all have a role in decision-making for executive compensation. The following table summarizes their roles and responsibilities.

Responsible Party	Roles and Responsibilities
Audit and Executive Oversight Committee (Comprised solely of independent directors and reports to the Board of Directors)
•
Oversees all aspects of our executive compensation program.
•
Annually reviews and approves our corporate goals and objectives relevant to CEO compensation.
•
Evaluates CEO’s performance in light of such goals and objectives, and determines and approves his compensation based on this evaluation.
•
Determines and approves all executive officer compensation, including salary, bonus, and equity and non-equity incentive compensation.
•
Administers our equity and incentive compensation plans and reviews and approves equity awards and executive incentive payouts.
•
Reviews our incentive compensation arrangements to confirm that incentive pay does not encourage unnecessary risk-taking.
•
Evaluates market competitiveness of each executive’s compensation.
•
Evaluates proposed changes to our executive compensation program.
•
Assists the Board in developing and evaluating potential candidates for executive officer positions and overseeing the development of executive succession plans.
•
Has sole authority to hire consultants, approve their fees, and determine the nature and scope of their work.

Independent External Compensation Consultant (Independent under NYSE American continued listing standards and reports to the Audit and Executive Oversight Committee)
•
Provides advice and guidance on the appropriateness and competitiveness of our executive compensation program relative to our performance and market practice.
•
Examines our executive compensation program to ensure that each element supports our business strategy.
•
Assists in selection of peer companies and gathering competitive market data.
•
Provides advice with respect to our equity-based compensation plans.

Chief Executive Officer (With the support of other members of the management team)
•
Reviews performance of other executive officers and makes recommendations with respect to their compensation.
•
Confers with the Audit and Executive Oversight Committee and compensation consultant concerning design and development of compensation and benefit plans.
•
Provides no input or recommendations with respect to his own compensation.

Table of Content

Audit and Executive Oversight Committee Report

The Audit and Executive Oversight Committee, which performs the equivalent functions of a compensation committee, has reviewed and discussed the foregoing “Compensation Discussion and Analysis” with our management. Based on this review and these discussions, the Audit and Executive Oversight Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

AUDIT AND EXECUTIVE OVERSIGHT COMMITTEE

Richard P. Palmieri, Chair

Michael Gould

Kristin Smith

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our principal executive officer, our principal financial officer, and our two remaining executive officers during the past three fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Bohn H. Crain	2022	370,731	—	889,474	360,287	1,163,715	2,784,207
Chairman of the Board	2021	258,125	—	162,085	279,117	1,061,805	1,761,132
and Chief Executive Officer	2020	285,625	—	212,022	136,331	1,278,947	1,912,925
Todd E. Macomber	2022	224,615	—	358,244	246,351	24,567	853,777
Senior Vice President	2021	194,154	50,000	69,820	120,236	26,295	460,505
Chief Financial Officer and Treasurer	2020	191,231	—	91,331	58,727	17,345	358,634
Arnold Goldstein	2022	224,616	—	358,244	252,744	167,027	1,002,631
Senior Vice President	2021	194,154	200,000	69,820	120,236	151,763	735,973
and Chief Commercial Officer	2020	191,231	—	91,331	58,727	112,686	453,975
John Sobba	2022	220,577	—	345,248	153,326	24,826	743,977
Senior Vice President	2021	194,154	30,000	69,820	120,236	24,739	438,949
and General Counsel	2020	191,231	—	91,331	58,727	20,193	361,482

(1) Salary amounts reflect base salary earned during the fiscal year. The increase were 15.4% for Mr. Crain, 12.5% for Mr. Macomber and Mr. Goldstein, $10.4% for Mr. Sobba. See “Compensation Discussion and Analysis—Named Executive Officer Compensation—Base Salaries.”

(2) Although we typically do not pay discretionary bonuses that are subjectively determined to any NEOs we did so during fiscal year 2021 to reward extraordinary performance by Messrs. Macomber, Goldstein and Sobba that was not reflected by their payouts under our STIP. Quarterly cash bonuses under our STIP are reported in the “Non-Equity Incentive Plan Compensation” column and are based on performance, which is measured against pre-established Adjusted EBITDA goals and individual performance. See “Compensation Discussion and Analysis—Named Executive Officer Compensation—Short-Term Incentive Plan—Quarterly Cash Bonuses.”

(3) Amounts reported represent the grant date fair value of RSU and PSU awards granted to our NEOs, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. These are not amounts paid to or realized by the NEOs. We caution that the amounts reported in the table for stock awards and, therefore, total compensation may not represent the amounts that each NEO will actually realize from the awards. Whether, and to what extent, an NEO realizes value will depend on a number of factors, including Company performance and stock price. The grant date fair value of the PSU awards assumes target levels of performance. The grant date fair value of the 2022 PSU awards assuming maximum levels of performances are as follows: Mr. Bohn Crain ($645,347); Mr. Todd Macomber ($253,080); Mr. Arnold Goldstein ($253,080) and Mr. John Sobba ($240,084). See “Compensation Discussion and Analysis—Named Executive Officer Compensation—Long-Term Incentives” for a description of our long-term incentive awards for fiscal year 2022.

Table of Content

(4) Amounts reported represent payouts under our STIP and for each year reflect the amounts earned for that fiscal year but paid during the following fiscal year. See “Compensation Discussion and Analysis—Named Executive Officer Compensation—Short-Term Incentive Plan—Quarterly Cash Bonuses” for a description of our incentive plan and payouts for fiscal year 2022.

(5) Amounts reported in this column for fiscal year 2022 are described in the table below:

Name	Distributed Share of RCP Earnings ($)(a)	Company Match 401(k) Contributions ($)	Automobile Allowance ($)	Life and Disability Insurance Premiums ($)	Commissions ($)	Total Other Compensation ($)
Bohn H. Crain	1,140,000	10,675	12,000	1,040	—	1,163,715
Todd E. Macomber	—	11,819	12,000	748	—	24,567
Arnold Goldstein	—	13,716	12,000	940	140,371	167,027
John Sobba	—	11,860	12,000	965	—	24,825

(a) See the section entitled “Compensation Discussion and Analysis—Named Executive Officer Compensation—Other Compensation” and “Certain Relationships and Transactions with Related Persons” for information regarding the distributed share of earnings attributed to RCP.

EMPLOYMENT AGREEMENTS

CEO Employment Agreement

On January 13, 2006, we entered into an employment agreement with Bohn H. Crain to serve as our Chief Executive Officer. On December 31, 2008, we and Mr. Crain entered into a letter agreement for the purpose of (i) amending the employment agreement to ensure compliance with the requirements of Section 409A of the Code, and (ii) revising the general renewal period of the agreement of one year to five years in the event of a change in control. On June 11, 2011, we and Mr. Crain entered into a letter agreement for the purpose of amending the employment agreement to (1) extend the agreement through December 31, 2016, (2) increase the renewal periods of the agreement from one to three years, and (3) increase Mr. Crain’s base salary. The amended agreement provides for an annual base salary of $325,000, a performance bonus of up to 50% of the base salary based upon the achievement of certain target objectives, and a discretionary merit bonus that can be awarded at the discretion of our Board of Directors. Pursuant to our MICP, Mr. Crain will be evaluated with a target bonus, based upon achievement of corporate and individual objectives, of 50% of base compensation. The amended agreement contains severance and change of control provisions, as described in more detail under “—Potential Post-Termination and Change in Control Payments,” and standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions. During fiscal year 2022, the Board of Directors approved an increase to Mr. Crain's base salary, to an amount of $425,000 annually, effective on January 1, 2022.

Other NEO Employment Agreements

Effective May 14, 2012, we entered into an employment agreement with Todd E. Macomber, the Company’s Senior Vice President and Financial Officer. Under his employment agreement, Mr. Macomber is entitled to receive an annual base salary in the amount of $200,000, subject to annual review. Mr. Macomber is also entitled to participate in the Company’s stock option program and annual incentive compensation program, pursuant to which he may earn a discretionary bonus with an initial target of 35% of his annual base salary. Mr. Macomber is also eligible to participate in such life insurance, hospitalization, major medical and other health and other benefits offered by the Company to other similar executives. He is also eligible for a $1,000 per month car allowance benefit and to participate in the Company’s 401(k) plan and is entitled to three weeks of paid vacation per year. During fiscal year 2022, the Board of Directors approved an increase to Mr. Macomber's base salary, to an amount of $250,000 annually, effective on January 1, 2022.

Effective February 6, 2015, we entered into an employment agreement with Arnold Goldstein, the Company’s Senior Vice President and Chief Commercial Officer. Under his employment agreement, Mr. Goldstein is entitled to receive an annual base salary in the amount of $200,000, subject to annual review. Mr. Goldstein is also entitled to participate in the Company’s stock option program and annual incentive compensation program, pursuant to which he may earn a discretionary bonus with an initial target of 35% of his annual base salary. Mr. Goldstein is also eligible to participate in such life insurance, hospitalization, major medical and other health and other benefits offered by the Company to other similar executives. He is also eligible for a $1,000 per month car allowance benefit and to participate in the Company’s 401(k) plan and is entitled to three weeks of paid vacation per year. During fiscal year 2022, the Board of Directors approved an increase to Mr. Goldstein's base salary, to an amount of $250,000 annually, effective on January 1, 2022.

Table of Content

Effective April 27, 2018, we entered into an employment agreement with John Sobba, the Company’s Senior Vice-President and General Counsel. Under his employment agreement, Mr. Sobba is entitled to receive an annual base salary in the amount of $200,000, subject to annual review. Mr. Sobba is also entitled to participate in the Company’s stock option program and annual incentive compensation program, pursuant to which he may earn a discretionary bonus with an initial target of 35% of his annual base salary. Mr. Sobba is also eligible to participate in such life insurance, hospitalization, major medical and other health and other benefits offered by the Company to other similar executives. He is also eligible for a $1,000 per month car allowance benefit and to participate in the Company’s 401(k) plan and is entitled to three weeks of paid vacation per year. During fiscal year 2022, the Board of Directors approved an increase to Mr. Sobba's base salary, to an amount of $250,000 annually, effective on February 1, 2022.

All of these agreements also contain standard and customary severance and change of control provisions, as described in more detail under “—Potential Post-Termination and Change in Control Payments,” as well as standard and customary non-solicitation, non-competition, work made for hire, and confidentiality provisions.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2022

The table below provides information concerning grants of plan-based awards to each of our NEOs during the fiscal year ended June 30, 2022. Non-equity incentive plan awards were granted under our Management Incentive Compensation Plan, the material terms of which are described under “Compensation Discussion and Analysis—Named Executive Officer Compensation—Short-Term Incentive-Quarterly Cash Bonuses.” Stock awards in the form of RSU awards were granted under our stockholder-approved plan, the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan, and stock awards in the form of PSU awards were granted under our stockholder-approved plan, the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan. The material terms of these awards are described under “Compensation Discussion and Analysis—Named Executive Officer Compensation—Long-Term Incentives – Annual Equity Grants” and in the notes to the table below.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Unites(3) (#)	Grant Date Fair Value Stock and Option Awards(4) ($)
Bohn H. Crain
Cash award	—	93,750	187,500	N/A				—	—
RSU award	9/8/2021							37,674	244,128
PSU award	1/4/2022				43,605	87,209	130,814	87,209	645,347
Todd E. Macomber
Cash award	—	39,375	78,750	N/A				—	—
RSU award	9/8/2021							16,229	105,164
PSU award	1/4/2022				17,100	34,200	51,300	34,200	253,080
Arnold Goldstein
Cash award	—	39,375	78,750	N/A				—	—
RSU award	9/8/2021							16,229	105,164
PSU award	1/4/2022				17,100	34,200	51,300	34,200	253,080
John Sobba
Cash award	—	38,646	77,292	N/A				—	—
RSU award	9/8/2021							16,229	105,164
RSU	2/25/2022				17,100	34,200	51,300	34,200	240,084

(1) Amounts reported represent potential future payouts under our MICP. Actual payouts under this plan are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2) Amounts reported represent PSU awards. These performance unit awards will be vested and paid out based upon the achievement of three-year, pre-established, company and individual performance goals.

(3) Amounts reported represent RSU awards. The RSU awards will vest in full on the three-year anniversary of the grant date, subject to the executive’s continued employment with us.

(4) Amounts reported represent the grant date fair value of the RSU awards granted to our NEOs, computed in accordance with FASB ASC Topic 718.

Table of Content

OUTSTANDING EQUITY AWARDS AS OF JUNE 30, 2022

The following table sets forth information with respect to all outstanding equity awards held by our NEOs as of June 30, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable ($)	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Units of Stock that Have Not Vested(1) (#)		Market Value of Shares or Unites of Stock that Have Not Vested ($)
Bohn H. Crain
	2,377	—	5.03	5/12/2025	(2)
						87,209	(3)	647,091
						37,674	(4)	279,541
						32,482	(5)	241,016
						38,065	(6)	282,442
Todd E. Macomber
	1,175	—	4.50	2/12/2025	(7)
	1,886	—	3.07	5/13/2024	(8)
	1,917	—	3.00	2/11/2024	(9)
	2,207	—	2.22	11/12/2023	(10)
	1,196	—	4.10	11/11/2024	(11)
	2,070	—	3.29	9/23/2024	(12)
	926	—	5.03	5/12/2025	(2)
						34,200.00	(3)	253,764
						16,229.00	(4)	120,419
						13,992.00	(5)	103,821
						16,397.00	(6)	121,666
Arnold Goldstein
	125,000.00	—	4.58	2/16/2025	(13)
						34,200.00	(3)	253,764
						16,229.00	(4)	120,419
						13,992.00	(5)	103,821
						16,397.00	(6)	121,666
John Sobba
						34,200.00	(14)	240,084
						16,229.00	(4)	120,419
						16,397.00	(5)	121,666
						13,992.00	(6)	103,821
(1)
Amounts reported represent the value of RSU awards based on the number of shares of Radiant common stock underlying the RSU awards that have not vested multiplied by the closing price of our common stock on June 30, 2022, which was $7.42, as reported by the NYSE American.
(2)
The stock options were granted on May 12, 2015 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(3)
Consists of PSU awards that were granted January 4, 2022 and subject to performance-based vesting conditions.
(4)
Consists of RSU awards that were granted on September 8, 2021 and vest on September 15, 2024.
(5)
Consists of RSU awards that were granted September 22, 2020 and vest on September 22, 2023.
(6)
Consists of RSU awards that were granted September 10, 2019 and vest on September 15, 2022.
(7)
The stock options were granted on February 12, 2015 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(8)
The stock options were granted on May 13, 2014 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(9)
The stock options were granted on February 11, 2014 and vest in equal annual installments over a five-year period commencing on the date of the grant.

Table of Content

(10)
The stock options were granted on November 12, 2013 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(11)
The stock options were granted on November 11, 2014 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(12)
The stock options were granted on September 23, 2014 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(13)
The stock options were granted on February 16, 2015 and vest in equal annual installments over a five-year period commencing on the date of the grant.
(14)
Consists of PSU awards that were granted February 25, 2022 and subject to performance-based vesting conditions.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2022

The table below provides information regarding option awards that were exercised and stock awards that vested for each of our NEOs during the fiscal year ended June 30, 2022.

	Option Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bohn H. Crain
Stock Options	70,161	367,292
Restricted stock units			33,643	216,661
Todd E. Macomber
Stock Options	—	—
Restricted stock units			14,492	93,328
Arnold Goldstein
Stock Options	—	—
Restricted stock units			14,492	93,328
John Sobba
Stock Options	—	—
Restricted stock units			2,415	15,553
(1)
The value realized on exercise represents the gross number of shares acquired on exercise multiplied by the market price of our shares on the exercise date, as reported by the NYSE American, less the per share exercise price.
(2)
The value realized on vesting of the RSU awards held by each of the NEOs represents the gross number of shares acquired, multiplied by the closing sale price of our shares on the vesting date or the last trading day prior to the vesting date if the vesting date was not a trading day, as reported by the NYSE American.

POTENTIAL POST-TERMINATION AND CHANGE IN CONTROL PAYMENTS

Employment Agreements

The employment agreements with our NEOs contain severance provisions, including in connection with a change of control, intended to induce these executives to continue employment with our Company and to retain them and provide consideration to them for certain restrictive covenants that apply following a termination of employment. The receipt of any severance by these executives, other than our CEO, is conditioned upon his execution of a broad release of claims.

Under our employment agreement with our CEO, we may terminate the agreement at any time for cause. If we terminate the agreement due to Mr. Crain’s disability, Mr. Crain’s unvested options will immediately vest and we must continue to pay to Mr. Crain, for an additional one year period, his base salary (reduced by any disability insurance payments he receives) and pro-rated bonuses as well as fringe benefits, including participation in pension, profit sharing and bonus plans as applicable, and life insurance, hospitalization, major medical, paid vacation and expense reimbursement. If Mr. Crain terminates the agreement for good reason or we terminate for any reason other than for cause, Mr. Crain’s unvested options will immediately vest and we must continue to pay Mr. Crain for the remaining term of the employment agreement his base salary and the greater of the most recent bonus or target bonus as well as fringe benefits.

Table of Content

The employment agreement also contains a change of control provision. If Mr. Crain’s employment is terminated following a change of control (other than for cause or by Mr. Crain without good reason), then we must pay him (i) a termination payment equal to 2.99 times his basic compensation (the sum of his base salary, bonus and fringe benefits) at the annual rate in effect on the date of termination of his employment, (ii) any bonus amounts to which he would have been entitled for a period of three years following the date of termination equal to the greater of his most recent bonus or his target bonus, (iii) any unpaid expenses and benefits, and (iv) for a period of three years provide him with all fringe benefits he was receiving on the date of termination of his employment or the economic equivalent of such benefits. In addition, all of his unvested stock options will immediately vest as of the termination date of his employment due to a change of control. In the event compensation payable to Mr. Crain upon our change of control causes him to be subject to an excise tax under section 4999 of the Code, he will receive a “gross up” payment in an amount such that after the payment by Mr. Crain of all taxes imposed upon the gross up payment, Mr. Crain will retain an amount of the gross up payment equal to such excise tax. A change of control is generally defined as the occurrence of any one of the following:

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
•
a merger, consolidation or other reorganization involving us in which we are not the surviving entity and in which our stockholders prior to the transaction continue to own less than 50% of the outstanding securities of the acquirer immediately following the transaction, or a plan is adopted involving our liquidation or dissolution other than pursuant to bankruptcy or insolvency laws; or
•
during any period of twelve consecutive months, individuals who at the beginning of such period constituted the Board cease for any reason to constitute at least the majority thereof unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.

Notwithstanding the foregoing, a change of control is not deemed to have occurred (i) in the event of a sale, exchange, transfer or other disposition of substantially all of our assets to, or a merger, consolidation or other reorganization involving, us and any entity in which our chief executive officer has, directly or indirectly, at least a 25% equity or ownership interest, or (ii) in a transaction otherwise commonly referred to as a “management leveraged buy-out.”

Other NEO Employment Agreements

Under the employment agreement with each of our other NEOs, the executive is entitled to six months of severance in the form of salary continuation payments, plus continuation of the medical benefits (and his car allowance in the case of Mr. Goldstein and Mr. Sobba), in the event his employment is terminated as a result of death, disability, or by us for any reason other than cause; or twelve months of severance if, within nine months following a change of control, he voluntarily terminates his employment for good reason or his employment is terminated by us. In addition, if his employment is terminated by him for Good Reason or by us within nine months following a change of control, the vesting of any equity awards will be deemed to have been accelerated to include an additional period of 12 months.

For the purposes of these employment agreements, a “change of control” will be deemed to occur if there occurs a sale, exchange, transfer or other disposition of substantially all of our assets to another entity, except to an entity controlled directly or indirectly by us, or a merger, consolidation or other reorganization of the Company in which we are not the surviving entity, or a plan of liquidation or dissolution of the Company other than pursuant to bankruptcy or insolvency laws. For the further purpose of the employment agreements, “good reason” will be deemed to occur upon either: (i) a breach of the agreement by us; or (ii), a reduction in salary without the executive’s consent, unless any such reduction is otherwise part of an overall reduction in executive compensation experienced on a pro rata basis by other similarly situated employees.

Table of Content

Other Change in Control Arrangements

The Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan and Radiant Logistics, Inc. 2021 Omnibus Incentive Plan under which awards have been granted to our NEOs contains “change of control” provisions. Under each plan, without limiting the authority of the Audit and Executive Oversight Committee to adjust awards, if a “change of control” of Radiant Logistics (as defined in the plan) occurs, then, unless otherwise provided in the award or other agreement, if an award is continued, assumed, or substituted by the successor entity, the award will not vest or lapse solely as a result of the change of control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed, or substituted and will continue to vest or lapse pursuant to such terms.

Potential Payments to Named Executive Officers

The table below shows potential payments to our NEOs, not otherwise earned, under various scenarios involving a termination of employment, including in connection with a change of control, and upon a change of control without a termination of employment, assuming a June 30, 2022 termination date. All equity awards are valued at the closing price of our common stock on June 30, 2022, which was $7.42, as reported by the NYSE American.

Name	Benefit	Termination without Cause or for Good Reason Outside a Change of Control ($)	Termination without Cause or for Good Reason in Connection with a Change of Control ($)	Voluntary Termination Retirement ($)	Death or Disability ($)	Change of Control(1) ($)
Bohn H. Crain	Severance Pay(2)	187,500	1,121,250	N/A	373,960	N/A
	Incentive Pay(3)	438,018	2,623,728	N/A	438,018	N/A
	RSU Award Vesting(4)	N/A	803,000	N/A	268,634	N/A
	PSU Award Vesting(9)	N/A	647,091	N/A	N/A	N/A
	Other Benefits(5)	23,715	142,052	N/A	23,715	N/A
	280G Tax Gross-up(6)	N/A	1,942,127	N/A	N/A	N/A
Todd E. Macomber	Severance Pay(7)	112,500	225,000	N/A	112,500	N/A
	Incentive Pay	N/A	N/A	N/A	N/A	N/A
	RSU Award Vesting(4)	N/A	345,906	N/A	115,717	N/A
	PSU Award Vesting(9)	N/A	253,764	N/A	N/A	N/A
	Other Benefits(8)	12,283	24,567	N/A	12,283	N/A
Arnold Goldstein	Severance Pay(7)	112,500	225,000	N/A	112,500	N/A
	Incentive Pay	N/A	N/A	N/A	N/A	N/A
	RSU Award Vesting(4)	N/A	345,906	N/A	115,717	N/A
	PSU Award Vesting(9)	N/A	253,764	N/A	N/A	N/A
	Other Benefits(8)	13,328	26,656	N/A	13,328	N/A
John Sobba	Severance Pay(7)	110,417	220,833	N/A	220,833	N/A
	Incentive Pay	N/A	N/A	N/A	N/A	N/A
	RSU Award Vesting(4)	N/A	345,906	N/A	115,717	N/A
	PSU Award Vesting(9)	N/A	240,084	N/A	N/A	N/A
	Other Benefits(8)	12,413	24,825	N/A	12,413	N/A
(1)
Assumes equity awards are continued, assumed, or substituted with equivalent awards by the successor entity.
(2)
Represents: (a) the continuation of executive’s annual base salary for the remaining term of the executive’s employment agreement (December 31, 2022) in the event of a termination without cause or for good reason outside a change in control; (b) 2.99 times the executive’s annual base salary in the event of a termination without cause or for good reason in connection with a change in control; and (c) the executive's annual base salary in the event of a termination for disability, reduced by the amount of employer funded disability insurance payments received by the executive.
(3)
Represents: (a) the greater of the most recent bonus or target bonus in the event of a termination without cause or for good reason outside a change in control; (b) 2.99 times the executive’s bonus in effect at the time of termination plus 3 years’ bonus payments at the greater of his most recent bonus or his target bonus in the event of a termination without cause or for good reason in connection with a change in control; and (c) the executive's bonus in the event of a termination for disability.
(4)
Represents: (a) the acceleration of all unvested RSUs in the event of a termination without cause or for good reason in connection with a change in control; and (b) in the case of RSUs that have been held for one (1) year or more after the date of grant, the acceleration of one-third of the unvested RSUs granted to the executive in 2020 and two-thirds of the unvested RSUs granted to the executive in 2019 in the event of a termination for death or disability.

Table of Content

(5)
Represents: (a) the executive's annual fringe benefits in the event of a termination without cause or for good reason outside a change in control; (b) 2.99 times the executive’s annual fringe benefits in the event of a termination without cause or for good reason in connection with a change in control plus three years of continuing fringe benefits or the economic equivalent; and (c) the executive's annual fringe benefits in the event of a termination for disability.
(6)
In January 2006, we entered into an employment agreement with our founder and CEO which contains a “grandfathered” excise tax gross up provision. In the event compensation payable to Mr. Crain upon a change of control causes him to be subject to an excise tax under section 4999 of the Code, he will receive a “gross up” payment in an amount such that after the payment by Mr. Crain of all taxes imposed upon the gross up payment, Mr. Crain will retain an amount of the gross up payment equal to such excise tax.
(7)
Represents: (a) six months of the executive’s annual base salary in the event of a termination without cause or for good reason outside a change in control; (b) the executive’s annual base salary in the event of a termination without cause or for good reason in connection with a change in control; and (c) six months of the executive's annual base salary in the event of a termination for disability.
(8)
Represents: (a) six months of the executive’s annual fringe benefits in the event of a termination without cause or for good reason outside a change in control; (b) the executive’s annual fringe benefits in the event of a termination without cause or for good reason in connection with a change in control; and (c) six months of the executive's annual fringe benefits in the event of a termination for disability.
(9)
Represents: the acceleration of all unvested PSUs in the event of a termination without cause or for good reason in connection with a change in control based and paid out with respect to each Performance Goal based on target performance.

CEO PAY RATIO DISCLOSURE

Under Section 953(b) of the Dodd-Frank Act and Item 402(u) of SEC Regulation S-K, we are providing the ratio of the annual total compensation of Bohn H. Crain, our CEO, to the median of the annual total compensation of all employees of our company (other than our CEO). This ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported by us, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their pay ratios.

For fiscal year 2022:

•
the annual total compensation of our CEO was $2,784,207;
•
the annual total compensation of the employee identified at median of our Company (other than our CEO) was $63,383;
•
based on this information, the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee (identified in accordance with SEC rules and as described in greater detail below) was estimated to be 44:1; and
•
excluding the portion of all other compensation attributable to Radiant Capital Partners, LLC payments of $1,140,000, the CEO pay ratio was estimated to be 26:1 (See discussion regarding Radiant Capital Partners, LLC under heading All Other Compensation – RLP Distributions).

To identify our median employee and to calculate the annual total compensation of our median employee and that of our CEO, we used the following methodology, assumptions, and estimates:

•
Identification of Median Employee. To identify our median employee, we used the following methodology: we selected June 30, 2021 as the date to identify our employee population and “median employee.” We determined that, as of that date, our entire employee population, excluding our CEO, consisted of 689 total employees. In determining this population, we considered the employees of our subsidiaries and all of our employees other than our CEO, whether employed on a full-time, part-time, temporary, or seasonal basis. We are using the same median employee in our pay ratio calculation as last year as we believe our employee population has not significantly changed, subject to us being able to omit any employees that became our employees in fiscal year 2022 as the result of a business acquisition. Our employee population data described above does not include approximately 88 employees of Navegate, Inc., which we acquired as of November 30, 2021. We also did not include any contractors or other non-employee workers in our employee population. In addition, under the de minimis exemption to the pay ratio rule, we excluded all of our employees in each of Mexico (5), Hong Kong (1) and the Philippines (16), which in total are 22 employees, or approximately 3.2% of our total employee population, excluding the CEO. To identify the “median employee” from our employee population, we selected W-2 earnings as the most appropriate measure of compensation. To make them comparable, the W-2 earnings for newly hired permanent employees who had worked less than a year were annualized.

Table of Content

•
Calculation of Median Employee’s Annual Total Compensation. In accordance with applicable SEC rules, we calculated 2022 annual total compensation for this median employee using the same methodology we use for our named executive officers, as set forth in our Summary Compensation Table included on page 101 of this Annual Report on Form 10-K.
•
Calculation of CEO’s Annual Total Compensation. With respect to the 2022 annual total compensation of our CEO, we used the amount set forth in the “Total” column of our Summary Compensation Table included on page 101 of this Annual Report on Form 10-K.

AUDIT AND EXECUTIVE OVERSIGNT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Audit and Executive Oversight Committee has or had any relationship requiring disclosure under Item 404 of SEC Regulation S-K or has ever been an officer or employee of Radiant Logistics or any of our subsidiaries. None of our executive officers serves, or in the past has served, as a member of the Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or the Audit and Executive Oversight Committee.

Director Compensation

OVERVIEW

Our non-employee director compensation program generally is designed to attract and retain experienced and knowledgeable directors and to provide equity-based compensation to align the interests of our directors with those of our stockholders. In fiscal year 2022, our non-employee director compensation was comprised of equity compensation, in the form of annual RSU awards and initial option award to new directors, and cash compensation, in the form of annual retainers. Each of these components is described in more detail below.

Bohn H. Crain, as an employee director, does not receive any additional compensation for his services as a director.

DIRECTOR COMPENSATION PROCESS

The Board of Directors has delegated to the Audit and Executive Oversight Committee the responsibility, among other things, to review and recommend to the Board of Directors any proposed changes in non-employee director compensation. In connection with such review, the Audit and Executive Oversight Committee is assisted in performing its duties by our Human Resources Department.

In December 2020, the Audit and Executive Oversight Committee engaged Meridian Compensation Partners to review our non-employee director compensation program in addition to our executive compensation program. The review by Meridian Compensation Partners consisted of, among other things, analysis of board compensation trends and a competitive assessment based on a selected group of 14 companies operating in the United States that are more similarly situated to us from a revenue and market capitalization perspective. The 14 companies used in this director benchmarking analysis were part of the same peer group of 26 companies used for the executive compensation analysis. The Audit and Executive Oversight Committee considered this data in determining whether to recommend any changes to our non-employee director compensation program. Overall, the review by Meridian Compensation Partners showed that our non-employee director compensation program was significantly below the market median.

DIRECTOR COMPENSATION PROGRAM

The following table sets forth the cash component of our non-employee director compensation program for fiscal year 2022.

($)
Board Member Retainer	36,000
Audit and Executive Oversight Committee Chair Premium	9,000
Compensation Committee Function Premium	9,000
Nominating Governance Committee Function Premium	9,000
Lead Independent Director	12,500

In addition to cash compensation, our non-employee directors have an opportunity to receive annual RSU awards, based on their annual cash compensation and the Company’s performance relative to a budgeted adjusted EBITDA. The annual RSU awards for fiscal year 2022 were granted on November 17, 2021 under the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan and vest in full on the three-year anniversary of the grant date.

Table of Content

We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in-person at Board and Board committee meetings.

SUMMARY DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2022

The following table sets forth information concerning the compensation of our non-employee directors during the fiscal year ended June 30, 2022. Bohn H. Crain is not compensated separately for his service as a director, and his compensation is discussed under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards (1)(2) ($)	All Other Compensation(3) ($)	Total ($)
Michael Gould	45,000	—	58,861	—	103,861
Kristin Toth Smith	44,000	—	4,411	—	48,411
Richard P. Palmieri	57,500	—	58,861	—	116,361
(1)
As of June 30 2022, Ms. Smith held unvested options to purchase 100,000 shares.
(2)
The amounts reflected represent the grant date fair value of RSU awards for 7,126 shares for Mr. Gould, and Mr. Palmieri, and 534 shares for Ms. Smith computed in accordance with FASB ASC Topic 718.

We do not provide perquisite and other personal benefits to our non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

SIGNIFICANT BENEFICIAL OWNERS

The table below sets forth information as to individuals and entities (other than officers or directors) that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than five percent of our outstanding common stock.

Class of Securities	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class(1)
Common Stock	BlackRock, Inc(2) 55 East 52nd Street New York, NY 10055	2,870,541	5.8%
Common Stock	Dimensional Fund Advisors LP(3) 6300 Bee Cave Road, Building One, Austin, TX 78746	2,565,789	5.1%
Common Stock	Wellington Trust Company, NA(4) 280 Congress Street Boston, MA 02210	2,514,112	5.04%
Common Stock	Wellington Group Holding, LLP(5) 280 Congress Street Boston, MA 02210	2,514,112	5.04%
(1)
Percent of class is based on 48,144,683 shares of our common stock outstanding as of November 14, 2022.
(2)
Based solely on information contained in a Schedule 13G of BlackRock, Inc., a parent holding company, filed with the SEC on February 3, 2022, reflecting beneficial ownership as of December 31, 2021. BlackRock, Inc. reported aggregate beneficial ownership 2,870,541 shares and sole voting authority with respect to 2,737,607 shares. BlackRock, Inc. does not have shared voting or dispositive power over any of the shares.
(3)
Based solely on information contained in a Schedule 13G of Dimensional Fund Advisors LP., a parent holding company, filed with the SEC on February 8, 2022, reflecting beneficial ownership as of December 31, 2021, with sole investment discretion with respect to 2,565,789 shares and sole voting authority with respect to 2,498,272 shares. Dimensional Fund Advisors LP. does not have shared voting or dispositive power over any of the shares.

Table of Content

(4)
Based solely on information contained in a Schedule 13G of Wellington Trust Company, NA., a parent holding company, filed with the SEC on February 7, 2022, reflecting beneficial ownership as of December 31, 2021. Wellington Trust Company, NA. reported aggregate beneficial ownership 2,514,112 shares. It also reported sole voting power and shared dispositive power with respects to such shares.
(5)
Based solely on information contained in a Schedule 13G of Wellington Group Holding, LLP., a parent holding company, filed with the SEC on February 4, 2022, reflecting beneficial ownership as of December 31, 2021. Wellington Group Holding, LLP. reported aggregate beneficial ownership 2,514,112 shares. It also reported sole voting power and shared dispositive power with respects to such shares.

SECURITY OWNERSHIP BY MANAGEMENT

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of November 14, 2022, by:

•
each of our directors;
•
each of the individuals named in the “Summary Compensation Table” under “Executive Compensation” beginning on page 101; and
•
all of our directors and executive officers as a group.

To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and subject to community property laws, where applicable. The number of shares beneficially owned represents the number of shares the person “beneficially owns,” as determined by the rules of the SEC. The SEC has defined “beneficial” ownership of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (i) the vesting of restricted stock units or the exercise of any option, warrant, or right; (ii) the conversion of a security; (iii) the power to revoke a trust, discretionary account, or similar arrangement; or (iv) the automatic termination of a trust, discretionary account, or similar arrangement.

Class of Securities	Name of Beneficial Owner	Title/Position	Number of Shares Beneficially Owned(1)(2)	Percent of Class(3)
Common Stock	Bohn H. Crain	Chairman of the Board and Chief Executive Officer	10,150,877	21.1%
Common Stock	Michael Gould	Director	766,936	1.6%
Common Stock	Todd E. Macomber	Senior Vice President, Chief Financial Officer and Treasurer	316,798	*
Common Stock	Richard P. Palmieri	Director	230,235	*
Common Stock	Arnold Goldstein	Senior Vice President and Chief Commercial Officer	137,404	*
Common Stock	John Sobba	Senior Vice President and General Counsel	14,230	*
Common Stock	Kristin Toth Smith	Director	—	*
Common Stock	All officers and directors as a group (7 persons)		11,616,480	23.9%

* Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1) Includes for the persons listed below the following shares of common stock issuable upon the vesting of restricted stock unit awards within 60 days of November 14, 2022:

Name	Number of Restricted Stock Units
Richard P. Palmieri	8,768
Michael Gould	8,768

(2) Includes for the persons listed below the following shares of common stock issuable upon the exercise of vesting options within 60 days of November 14, 2022:

Name	Number of Shares Issuable Upon Exercise of Vested Options
Bohn H. Crain	2,377
Michael Gould	100,000
Todd E. Macomber	11,377
Arnold Goldstein	125,000
Richard P. Palmieri	200,000

(3) Percent of class is based on 48,144,683 shares of our common stock outstanding as of November 14, 2022.

Table of Content

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of June 30, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights(1) (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans not approved by security holders	899	$1.63	383,674
Equity compensation plans approved by security holders	1,104,185	$4.11	4,373,073
Total	1,105,084		4,756,747

(1) RSU award do not have exercise prices and, therefore, have been excluded from the weighted-average exercise price calculation in column (b).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

POLICIES AND PROCEDURES FOR REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

Our Audit and Executive Oversight Committee is responsible for the oversight of related party transactions. In accordance with the Audit and Executive Oversight Committee’ Charter, the Company is prohibited from entering into a related party transaction unless such transaction is approved by the Audit and Executive Oversight Committee after a review of the transaction by the Audit and Executive Oversight Committee for potential conflicts of interest. A transaction will be considered a “related party transaction” if the transaction would be required to be disclosed under Item 404 of SEC Regulation S-K. Related party transactions, if any, are reviewed quarterly by the Audit and Executive Oversight Committee.

TRANSACTIONS WITH RELATED PERSONS

For the period beginning on July 1, 2021, to the date on which this Annual Report on Form 10-K is filed with the SEC, the following are our current arrangements with a related party:

Employment and Other Agreements with Named Executive Officers

We have entered into an employment agreement with each of our named executive officers. These agreements were entered into with these individuals in connection with their capacities as officers and provide for salary, bonus, and other benefits, including the grant of equity awards, and severance upon a termination of employment under certain circumstances. Please see the sections above entitled “Executive Compensation—Employment Agreements” for a description of these agreements.

Other Related Party Transactions

On June 28, 2006, we joined with Radiant Capital Partners, LLC, an affiliate of Mr. Crain, our founder and Chief Executive Officer, to form Radiant Logistics Partners, LLC. RLP commenced operations in 2007 as a minority-owned business enterprise for the purpose of enabling us to expand the scope of our service offerings to include participation in certain supplier diversity programs that would have otherwise not been available to us. RLP is owned 60% by Mr. Crain and 40% by us.

In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board member of the Company considered, among other factors, the significant benefits provided to us through association with a minority business enterprise, particularly as many of our largest current and potential customers have a need for diversity offerings. In addition, the committee concluded the economic relationship with RLP was on terms no less favorable to us than terms generally available from unaffiliated third parties.

Table of Content

For the fiscal year ended June 30, 2022, RLP recorded $1,758,774 in commission revenues earned from members of the affiliated group and reported a profit of $1,711,910. For the fiscal year ended June 30, 2021, RLP recorded $699,194 in commission revenues earned from members of the affiliated group and reported a profit of $864,874.

Director Independence

Under the NYSE American continued listing standards, independent directors must comprise a majority of a listed company’s board of directors. In addition, the NYSE American continued listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Audit committee members must also satisfy heightened independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (Exchange Act), and compensation committee members must satisfy heightened independence criteria set forth in the NYSE American rules. Under the NYSE American rules, a director will only qualify as an “independent director” if the company’s board of directors affirmatively determines that the director has no material relationship with the company, either directly or indirectly, that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has undertaken a review of its composition, the composition of its Board committees, and the independence of each director. Based upon information requested from and provided by each of our directors concerning his or her background, employment, and affiliations, including family relationships with us, our senior management, and our independent registered public accounting firm, the Board has determined that all but one of our directors, Bohn H. Crain, are independent directors under the standards established by the Securities and Exchange Commission (SEC) and the NYSE American. In making this determination, the Board considered the current and prior relationships that each non-employee director has with Radiant Logistics and all other facts and circumstances the Board deemed relevant in determining their independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax, and Other Fees

The fees billed for professional services provided by Moss Adams in fiscal year 2022 were:

Fiscal years ended
Type of Fees	June 30, 2022
Audit fees	$1,706,253
Audit related fees	—
Tax fees	—
All other fees	—
Total Fees	$1,706,253

In the above table, in accordance with the definitions of the SEC, “Audit Fees” consisted of fees for the audit of our consolidated financial statements included in our Annual Reports to Stockholders, reviews of the unaudited financial statements included in our Quarterly Reports on Form 10-Q, and consultation concerning financial accounting and reporting standards, as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents, and assistance with documents filed with the SEC. Audit Fees also included fees for the audit of the effectiveness of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. “Audit-Related Fees” consisted of fees for assurance and related services. “Tax Fees” consisted of fees billed for permissible tax consulting, planning, and compliance services. “All Other Fees” consisted of subscription fees for products and services no described in any other category.

Pre-Approval Policies and Procedures

The Audit and Executive Oversight Committee is responsible for selecting, appointing, evaluating, compensating, retaining, and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit and Executive Oversight Committee has established policies and procedures in its charter regarding pre-approval of any audit and non-audit service provided to Radiant Logistics by our independent registered public accounting firm and the fees and terms thereof. Briefly, any audit or non-audit service provided to us by our independent registered public accounting firm must be pre-approved by the Audit and Executive Oversight Committee.

The Audit and Executive Oversight Committee considers the compatibility of the provision of other services provided by Moss Adams and BDO with the maintenance of its independence. The Audit and Executive Oversight Committee approved all audit and non-audit services provided by Moss Adams and BDO in fiscal year 2022 and fiscal year 2021.

Table of Content

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

Table of Content

(b) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

2.1	Arrangement Agreement among Radiant Logistics, Inc., Radiant Global Logistics ULC and Wheels Group Inc.		8-K		2.1	1/23/15

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/19

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.5	Description of Company’s Common Stock	X

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated November 20, 2015 by and between Radiant Logistics, Inc. and Joseph Bento+		10-K	6/30/16	10.5	9/13/16

10.5	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.6	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.7	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.8	Radiant Logistics, Inc. Management Incentive Compensation Plan (As Amended and Restated Effective as of July 1, 2021)		8-K		10.1	10/4/21

10.9	Radiant Logistics, Inc. 2021 Omnibus Incentive Plan		8-K		10.1	11/23/21

10.10	Form of Employee Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan		8-K		10.2	11/23/21

Table of Content

10.11	Form of Employee Restricted Stock Unit Award Agreement (Canada) for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan	8-K		10.3	11/23/21

10.12	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan	8-K		10.4	11/23/21

10.13	Form of Employee Performance Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan	8-K		10.5	11/23/21

10.14	Form of Employee Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan	8-K		10.6	11/23/21

10.15	Form of Non-Employee Director Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan	8-K		10.7	11/23/21

10.16	Discretionary Management Incentive Compensation Plan effective July 1, 2012+	8-K		10.5	5/14/12

10.17	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	DEF 14A		Annex A	10/9/12

10.18	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.5	2/12/13

10.19	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.7	2/12/13

10.20	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.8	2/12/13

10.21	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.1	11/9/16

10.22	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.2	11/9/16

10.23	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.3	11/9/16

10.24	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.4	11/9/16

10.25	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.1	2/8/17

10.26	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.2	2/8/17

Table of Content

10.27	Credit Agreement, dated August 5, 2022, by and among Radiant Logistics, Inc. and Radiant Global Logistics, Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A., the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.	8-K	10.1	8/11/22

10.28

$29,000,000 Credit Facilities Amended and Restated Loan Agreement dated August 5, 2022 by and among Radiant Global Logistics (Canada) Inc., 2062698 Ontario Inc., Radiant Logistics, Inc., Radiant Global Logistics, Inc., Adcom Express, Inc., Radiant Road & Rail, Inc., DBA Distribution Services, Inc., Radiant Trade Services, Inc., Radiant Transportation Services, Inc., Radiant Off-Shore Holdings LLC, Service by Air, Inc., International Freight Systems (of Oregon), Inc., Green Acquisition Company, Inc., Highways & Skyways, Inc., Radiant Global Logistics (CA), Inc., On Time Express, Inc., Radiant Customs Services, Inc., Radiant Logistics Global Services, Inc., Navegate, Inc., Radiant World Trade Services, Inc., Centrade, Inc., Navegate Logistics, Ltd., Radiant Logistics Domestic Services, Inc., Navegate Domestic, LLC, and Radiant Logistics Partners, LLC, and Fiera Private Debt Fund IV LP.

		8-K	10.2	8/11/22

10.29

$10,000,000 Credit Facilities Amended and Restated Loan Agreement dated August 5, 2022 by and among Radiant Global Logistics (Canada) Inc., 2062698 Ontario Inc., Radiant Logistics, Inc., Radiant Global Logistics, Inc., Adcom Express, Inc., Radiant Road & Rail, Inc., DBA Distribution Services, Inc., Radiant Trade Services, Inc., Radiant Transportation Services, Inc., Radiant Off-Shore Holdings LLC, Service by Air, Inc., International Freight Systems (of Oregon), Inc., Green Acquisition Company, Inc., Highways & Skyways, Inc., Radiant Global Logistics (CA), Inc., On Time Express, Inc., Radiant Customs Services, Inc., Radiant Logistics Global Services, Inc., Navegate, Inc., Radiant World Trade Services, Inc., Centrade, Inc., Navegate Logistics, Ltd., Radiant Logistics Domestic Services, Inc., Navegate Domestic, LLC, and Radiant Logistics Partners, LLC, and Fiera Private Debt Fund V LP

		8-K	10.3	8/11/22

10.30	First Lien Pari Passu Intercreditor Agreement, dated as of August 5, 2022, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.	8-K	10.4	8/11/22

10.31	Credit Agreement, dated March 13, 2020, by and among Radiant Logistics, Inc., the Subsidiaries of the Borrower Party Hereto, and Bank of America, N.A., Bank of Montreal Chicago Branch, MUFG Union Bank, N.A., the Lenders Party Hereto, BofA Securities, Inc.	8-K	10.1	3/19/20

Table of Content

10.32

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

			8-K	10.2	3/19/20

10.33

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

			8-K	10.3	3/19/20

10.34	First Lien Pari Passu Intercreditor Agreement, dated as of March 13, 2020, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.		8-K	10.4	3/19/20

14.1	Code of Business Conduct and Ethics+		10-KSB	14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Moss Adams, LLP	X

23.2	Consent of BDO USA, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

Table of Content

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: February 27, 2023	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard P. Palmieri	Director	February 27, 2023
Richard P. Palmieri

/s/ Michael Gould	Director	February 27, 2023
Michael Gould

/s/ Kristin Toth Smith	Director	February 27, 2023
Kristin Toth Smith

/s/ Bohn H. Crain	Chairman and Chief Executive Officer	February 27, 2023
Bohn H. Crain	(Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	February 27, 2023
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)