Form 10-Q
period 2022-09-30
RADIANT LOGISTICS, INC
filed 2023-03-27
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

There were 48,181,256 shares outstanding of the registrant’s common stock as of March 20, 2023.

RADIANT LOGISTICS, INC.

EXPLANATORY NOTE

As previously reported, Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) were unable to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 as a result of the Audit and Executive Oversight Committee of the Board of Directors of the Company, after meeting with management and consultation with Moss Adams LLP, its current registered independent public accounting firm, and BDO USA, LLP, its predecessor registered independent public accounting firm, concluding that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in its Annual Report on Form 10-K, each of the interim financial statements for the quarterly periods in fiscal year 2021 included in its Quarterly Reports on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal year 2022 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of in-transit revenues and related costs.

Please refer to the Explanatory Note to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed on February 27, 2023, for more information regarding the restatement. For a more detailed discussion of the correction of historical errors in the Restatement Periods, including for the quarterly period ended September 30, 2021, refer to Note 2 and 20 to the consolidated financial statements of the Company included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,714	$24,442
Accounts receivable, net of allowance of $2,842 and $2,983, respectively	164,438	186,492
Contract assets	49,967	61,154
Prepaid expenses and other current assets	15,327	17,256
Total current assets	253,446	289,344

Property, technology, and equipment, net	22,890	24,823

Goodwill	86,751	88,199
Intangible assets, net	43,000	48,545
Operating lease right-of-use assets	44,143	41,111
Deposits and other assets	5,703	4,704
Long-term restricted cash	581	625
Total other long-term assets	180,178	183,184
Total assets	$456,514	$497,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$122,243	$137,853
Operating partner commissions payable	19,030	18,731
Accrued expenses	9,387	11,349
Income tax payable	547	4,035
Current portion of notes payable	4,331	4,575
Current portion of operating lease liability	10,027	7,641
Current portion of finance lease liability	538	577
Current portion of contingent consideration	2,600	2,600
Other current liabilities	297	303
Total current liabilities	169,000	187,664

Notes payable, net of current portion	40,300	66,719
Operating lease liability, net of current portion	38,712	37,776
Finance lease liability, net of current portion	1,084	1,223
Contingent consideration, net of current portion	3,090	2,930
Deferred income taxes	5,984	6,482
Total long-term liabilities	89,170	115,130
Total liabilities	258,170	302,794

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,418,835 and 51,265,543 shares issued, and 48,674,710 and 48,740,935 shares outstanding, respectively	33	33
Additional paid-in capital	106,314	106,146
Treasury stock, at cost, 2,744,125 and 2,524,608 shares, respectively	(17,344)	(16,004)
Retained earnings	113,431	104,998
Accumulated other comprehensive loss	(4,274)	(796)
Total Radiant Logistics, Inc. stockholders’ equity	198,160	194,377
Non-controlling interest	184	180
Total equity	198,344	194,557
Total liabilities and equity	$456,514	$497,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2022	2021
		(as restated)
Revenues	$330,971	$299,398

Operating expenses:
Cost of transportation and other services	254,491	234,680
Operating partner commissions	30,106	27,561
Personnel costs	19,771	15,653
Selling, general and administrative expenses	8,770	6,790
Depreciation and amortization	6,778	4,252
Change in fair value of contingent consideration	160	—
Total operating expenses	320,076	288,936

Income from operations	10,895	10,462

Other income (expense):
Interest income	40	3
Interest expense	(821)	(609)
Foreign currency transaction gain	467	271
Change in fair value of interest rate swap contracts	690	(46)
Other	5	16
Total other income (expense)	381	(365)

Income before income taxes	11,276	10,097

Income tax expense	(2,764)	(2,402)

Net income	8,512	7,695
Less: net income attributable to non-controlling interest	(79)	(86)

Net income attributable to Radiant Logistics, Inc.	$8,433	$7,609

Other comprehensive loss:
Foreign currency translation loss	(3,478)	(1,039)
Comprehensive income	$5,034	$6,656

Income per share:
Basic and diluted	$0.17	$0.15

Weighted average common shares outstanding:
Basic	48,745,317	49,921,061
Diluted	50,303,012	51,116,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended September 30, 2022

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2022	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557
Repurchase of common stock	(219,517)	—	—	(1,340)	—	—	(1,340)	—	(1,340)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	152,881	—	(442)	—	—	—	(442)	—	(442)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	411	—	1	—	—	—	1	—	1
Distribution to non-controlling interest	—	—	—	—	—	—	—	(75)	(75)
Share-based compensation	—	—	609	—	—	—	609	—	609
Net income	—	—	—	—	8,433	—	8,433	79	8,512
Other comprehensive loss	—	—	—	—	—	(3,478)	(3,478)	—	(3,478)
Balance as of September 30, 2022	48,674,710	$33	$106,314	$(17,344)	$113,431	$(4,274)	$198,160	$184	$198,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three Months Ended September 30, 2021

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
					(as restated)		(as restated)		(as restated)
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,534	$1,141	$161,277	$293	$161,570
Repurchase of common stock	(254,894)	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	115,616	—	(342)	—	—	—	(342)	—	(342)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	21,553	—	124	—	—	—	124	—	124
Share-based compensation	—	—	350	—	—	—	350	—	350
Net income	—	—	—	—	7,609	—	7,609	86	7,695
Other comprehensive loss	—	—	—	—	—	(1,039)	(1,039)	—	(1,039)
Balance as of September 30, 2021	49,812,664	$32	$104,360	$(6,333)	$68,143	$102	$166,304	$379	$166,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands)	2022	2021
		(as restated)
OPERATING ACTIVITIES:
Net income	$8,512	$7,695
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Share-based compensation	609	350
Amortization of intangible assets	4,963	2,521
Depreciation and amortization of property, technology, and equipment	1,815	1,731
Deferred income tax benefit	(498)	(207)
Amortization of debt issuance costs	110	127
Change in fair value of contingent consideration	160	—
Other	31	(33)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	19,983	(26,811)
Contract assets	11,079	(18,180)
Income tax receivable/payable	(3,562)	(2,410)
Prepaid expenses, deposits, and other assets	1,462	(5,593)
Operating lease right-of-use assets	803	2,040
Accounts payable	(16,659)	23,502
Operating partner commissions payable	299	962
Accrued expenses and other liabilities	(2,099)	311
Operating lease liability	(2,327)	(1,802)
Net cash provided by (used for) operating activities	24,681	(15,797)

INVESTING ACTIVITIES:
Purchases of property, technology, and equipment	(949)	(1,456)
Proceeds from sale of property, technology, and equipment	18	5
Net cash used for investing activities	(931)	(1,451)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	57,500	24,461
Repayments of revolving credit facility	(82,500)	(9,461)
Payments of debt issuance costs	(741)	—
Repayments of notes payable and finance lease liability	(1,267)	(1,259)
Repurchases of common stock	(1,340)	(1,675)
Distribution to non-controlling interest	(75)	—
Proceeds from exercise of stock options	1	126
Payments of employee tax withholdings related to restricted stock awards and stock options	(442)	(344)
Net cash (used for) provided by financing activities	(28,864)	11,848

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,342	1,166

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(772)	(4,234)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	25,067	14,345

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$24,295	$10,111

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$23,714	$9,477
Long-term restricted cash	581	634
Total cash, cash equivalents, and restricted cash, end of period	$24,295	$10,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$6,771	$5,002
Interest paid	$652	$471

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

Through its operating locations across North America, the Company offers domestic, and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipment, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL, and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services including materials management and distribution services (collectively, “materials management and distribution” or “MM&D” services), and customs house brokerage (“CHB”) services to complement our core transportation service offering.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Correction of Previously Reported Interim Condensed Consolidated Quarterly Financial Statement

The interim consolidated financial statements include corrections to the three months ended September 30, 2021, which were presented in Note 20 to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, in the Company’s fiscal year 2022 Form 10-K filed on February 27, 2023. This revision corrected differences between the estimated accrual amounts and the actual revenues and expenses recorded due primarily to errors in the underlying shipment information used to calculate the original estimates of the accrued amounts. The revision resulted in an increase to net income attributable to Radiant Logistics, Inc. by $530 and an increase to basic and diluted earnings per share by $0.01 from amounts previously reported for the three months ended September 30, 2021. Previously reported net cash used for operating activities, net cash used for investing activities, and net cash provided by financing activities for the three months ended September 30, 2021 were not impacted.

The restated consolidated balance sheet line items as of September 30, 2021 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands)	Q1	Q1	Q1
Contract assets	$32,625	$30,567	$63,192
Total current assets	208,187	30,567	238,754
Total assets	383,074	30,567	413,641
Accounts payable	98,374	29,212	127,586
Operating partner commissions payable	15,645	382	16,027
Accrued expenses	7,162	49	7,211
Income tax payable	134	227	361
Total current liabilities	136,669	29,870	166,539
Total liabilities	217,088	29,870	246,958
Retained earnings	67,446	697	68,143
Total equity	165,986	697	166,683

The restated line items of the consolidated statements of comprehensive income for the three months ended September 30, 2021 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands, except per share data)	Q1	Q1	Q1
Revenues	$286,115	$13,283	$299,398
Cost of transportation and other services	221,233	13,447	234,680
Operating partner commissions	28,465	(904)	27,561
Personnel costs	15,616	37	15,653
Income from operations	9,759	703	10,462
Income tax expense	(2,229)	(173)	(2,402)
Net income	7,165	530	7,695
Net income attributable to Radiant Logistics, Inc.	7,079	530	7,609

Income per share:
Basic	$0.14	$0.01	$0.15
Diluted	$0.14	$0.01	$0.15

The restated line items of the consolidated cash flow statements for the three months ended September 30, 2021 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2021
OPERATING ACTIVITIES:
Net income	$7,165	$530	$7,695
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Contract assets	(4,897)	(13,283)	(18,180)
Income tax receivable/payable	(2,583)	173	(2,410)
Accounts payable	10,055	13,447	23,502
Operating partner commissions payable	1,866	(904)	962
Accrued expenses, other liabilities, and operating lease liability	(1,528)	37	(1,491)
Net cash (used for) operating activities	(15,797)	—	(15,797)

NOTE 2 – RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, 2019-04, 2019-05, 2020-03, and 2022-02 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for the Company in the first quarter of fiscal year 2024. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

Recently Adopted Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) and subsequent amendments to the initial guidance: ASU 2021-01, and ASU 2022-06, which provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments are effective as of March 12, 2020 and apply to contract modifications made before December 31, 2024. The Company adopted Topic 848 on July 1, 2022. The adoption of Topic 848 had no impact on the Company’s financial statements or related disclosures.

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

Non-controlling interest in the condensed consolidated balance sheets represents RCP’s proportionate share of equity in RLP. Net income (loss) of non-wholly-owned consolidated subsidiaries or variable interest entities is allocated to the Company and the holder(s) of the non-controlling interest in proportion to their percentage ownership.

b) Use of Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results reported in future periods may be based upon amounts that could differ from these estimates due to the inherent uncertainty involved in making estimates and risks and uncertainties.

c) Cash, Cash Equivalents, and Restricted Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash includes five months interest in a debt service reserve account for a senior secured Canadian term loan, which will mature on April 1, 2024. The Company combines both unrestricted and restricted cash along with the cash balance for presentation in the Condensed Consolidated Statement of Cash Flows.

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

As of September 30, 2022, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the three months ended September 30, 2022 and 2021.

Intangible assets consist of customer related intangible assets, trade names and trademarks, developed technology, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets, and trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, non-compete agreements are amortized using the straight-line method over periods of up to five years, and developed technology is amortized using the straight-line method over five years.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as these promises aren’t distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue in transit based upon the actual departure date and the delivery date, if available, or estimated pick-up date based on the actual delivery date and estimated average transit period by mode. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

The Company also provides MM&D services for its customers under contracts generally ranging from a few months to five years and include renewal provisions. These MM&D service contracts provide for inventory management, order fulfilment and warehousing of the Customer’s product and arrangement of transportation of the customer’s product. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the services provided by the Company as they are performed. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized over time based on the level of activity volume.

Other services include primarily CHB services sold on a standalone basis as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue. The Company also captures revenue through fees related to the use of its technology platform. The technology-related revenue includes platform fees, operational fees, and purchase order management fees.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$284,482	$31,852	$(197)	$316,137
Value-added services (1)	5,536	9,298	—	14,834
Total	$290,018	$41,150	$(197)	$330,971

Timing of revenue recognition:
Services transferred over time	$286,332	$41,150	$(197)	$327,285
Services transferred at a point in time	3,686	—	—	3,686
Total	$290,018	$41,150	$(197)	$330,971

	Three Months Ended September 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
	(as restated)			(as restated)
Major service lines:
Transportation services	$260,924	$29,333	$(18)	$290,239
Value-added services (1)	2,713	6,446	—	9,159
Total	$263,637	$35,779	$(18)	$299,398

Timing of revenue recognition:
Services transferred over time	$262,762	$35,779	$(18)	$298,523
Services transferred at a point in time	875	—	—	875
Total	$263,637	$35,779	$(18)	$299,398

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

Contract Assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit, for which it has not yet completed the performance obligation, where the customer has not yet been invoiced and unbilled amounts for which the Company has the right to consideration for services on completed shipments. Upon completion of the performance obligations, which can vary in duration based upon the method of transport and billing the customer, these amounts become classified within accounts receivable.

Operating Partner Commissions

The Company enters into contractual arrangements with strategic operating partners that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging, domestic and international, transportation services. In return, the strategic operating partner is compensated through the payment of sales commissions, which are based on individual shipments. The Company estimates and accrues the strategic operating partner’s commission obligation ratably as the goods are transferred to the customer.

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $463 for the three months ended September 30, 2022, and $356 for the three months ended September 30, 2021.

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

n) Foreign Currency Translation

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period end exchange rates and all income statement amounts are translated at the weighted average rates for the period. Translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses on transactions of monetary items denominated in a foreign currency are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We perform an impairment analysis on ROU assets as of April 1 of each year or more frequently if facts or circumstances indicate, and as of September 30, 2022, there was no impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2022 and 2021 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three months ended September 30, 2022 and 2021 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of September 30, 2022, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

q) Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost. As of September 30, 2022, there have been no reissuances of treasury stock.

r) Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or shareholders’ equity from such reclassifications.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2022	2021
		(as restated)
Numerator:
Net income attributable to Radiant Logistics, Inc.	$8,433	$7,609

Denominator:
Weighted average common shares outstanding, basic	48,745,317	49,921,061
Dilutive effect of share-based awards	1,557,695	1,195,417

Weighted average common shares outstanding, diluted	50,303,012	51,116,478

Potentially dilutive common shares excluded	100,000	134,783

NOTE 5 – LEASES

The Company has operating and finance leases for office space, warehouse space, trailers, and other equipment. Lease terms expire at various dates through May 2032 with options to renew for varying terms at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-of-use assets or lease liabilities as it is not reasonably certain to exercise these options.

In July 2022, the Company commenced a new lease for warehouse space in Calgary, Alberta with a 17-month lease term ending November 30, 2023. The Company also extended the lease for the warehouse space in Delta, British Columbia and the lease for warehouse space in Brampton, Ontario for an additional 3 years ending October 31, 2025.

In August 2022, the Company commenced a new lease for warehouse space in Toronto, Ontario with an 18-month lease term ending January 31, 2024.

The components of lease expense were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Operating:
Operating lease cost	$3,014	$2,324

Financing:
Amortization of leased assets	153	154
Interest on lease liabilities	19	28

Total finance lease cost	$172	$182

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$2,327	$1,802
Operating cash flows arising from finance leases	19	29
Financing cash flows arising from finance leases	156	183

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5,868	$65

Supplemental balance sheet information related to leases was as follows:

	September 30,	June 30,
(In thousands)	2022	2022
Operating lease:
Operating lease right-of-use assets	$44,143	$41,111

Current portion of operating lease liability	10,027	7,641
Operating lease liability, net of current portion	38,712	37,776

Total operating lease liabilities	$48,739	$45,417

Finance lease:
Property, technology, and equipment, net	$1,878	$2,039

Current portion of finance lease liability	538	577
Finance lease liability, net of current portion	1,084	1,223

Total finance lease liabilities	$1,622	$1,800

Weighted average remaining lease term:
Operating leases	5.0 years	5.5 years
Finance leases	3.1 years	3.4 years

Weighted average discount rate:
Operating leases	4.50%	4.33%
Finance leases	4.48%	4.54%

As of September 30, 2022, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2023 (remaining)	8,941	453
2024	11,474	568
2025	10,939	538
2026	9,211	175
2027	7,679	—
Thereafter	6,268	—

Total lease payments	54,512	1,734

Less imputed interest	(5,773)	(112)

Total lease liability	$48,739	$1,622

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2022	2022
Computer software	3 - 5 years	$26,375	$26,324
Trailers and related equipment	3 - 15 years	6,620	6,639
Office and warehouse equipment	3 - 15 years	9,826	10,307
Leasehold improvements	(1)	7,260	7,588
Computer equipment	3 - 5 years	4,259	4,272
Furniture and fixtures	3 - 15 years	1,514	1,514

Property, technology, and equipment		55,854	56,644
Less: accumulated depreciation and amortization		(32,964)	(31,821)

Property, technology, and equipment, net		$22,890	$24,823

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,815 and $1,731 for the three months ended September 30, 2022 and 2021, respectively. Computer software includes approximately $1,252 and $1,032 of software in development as of September 30, 2022 and June 30, 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the three months ended September 30, 2022:

(In thousands)	Total
Balance as of June 30, 2022	$88,199
Foreign currency translation loss	(1,448)

Balance as of September 30, 2022	$86,751

We considered uncertainties as part of our determination as to whether any triggering events occurred during the three months ended September 30, 2022, which would indicate an impairment of goodwill is more-likely-than-not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of September 30, 2022.

The evaluation of impairment of goodwill requires the use of estimates about future operating results. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations and financial condition. The estimates of expected future cash flows require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment within which we operate. There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.

Intangible Assets

The Company is in the process of rebranding certain trade names. We will rebrand certain trade names in connection with the Company’s long-term growth strategy and make it more consistent across our business and better serve our customers. We will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding has resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expenses starting from June 2022 to December 2022.

Intangible assets consisted of the following as of September 30, 2022 and June 30, 2022, respectively:

	September 30, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$113,104	$(79,591)	$33,513
Trade names and trademarks	4.9 years	15,327	(9,838)	5,489
Licenses	4.5 years	752	(414)	338
Developed technology (1)	4.2 years	4,091	(682)	3,409
Covenants not to compete	2.3 years	1,433	(1,182)	251

		$134,707	$(91,707)	$43,000

	June 30, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$114,974	$(78,736)	$36,238
Trade names and trademarks	3.8 years	15,700	(7,670)	8,030
Licenses	4.8 years	808	(424)	384
Developed technology (1)	4.4 years	4,091	(477)	3,614
Covenants not to compete	2.6 years	1,433	(1,154)	279

		$137,006	$(88,461)	$48,545

(1) Developed technology was acquired as one of the assets obtained in the acquisition of Navegate, Inc., which is described in Note 17.

Total amortization expense amounted to $4,963 and $2,521 for the three months ended September 30, 2022 and 2021, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2023 (remaining)	$10,069
2024	9,854
2025	7,863
2026	3,078
2027	2,506

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	June 30,
(In thousands)	2022	2022
Revolving Credit Facility	$37,525	$62,525
Senior Secured Loans	7,248	8,902
Unamortized debt issuance costs	(142)	(133)

Total notes payable	44,631	71,294
Less: current portion	(4,331)	(4,575)

Total notes payable, net of current portion	$40,300	$66,719

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2023 (remaining)	$3,221
2024	4,027
2025	—
2026	—
2027	—
Thereafter	37,525

Total	$44,773

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Credit Facility includes a $75,000 accordion feature to support future acquisition opportunities. The Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the $150,000 Revolving Credit Facility dated March 13, 2020.

The Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Credit Facility. As of September 30, 2022, the interest rate was 4.34%.

For general borrowings under the Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Credit Facility to pursue acquisitions or repurchase its common stock.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of September 30, 2022, the amount of $581 is recorded as long-term restricted cash in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of September 30, 2022, $5,077 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of September 30, 2022, $2,171 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of September 30, 2022, the Company was in compliance with all of its covenants. The restatement described in Explanatory Note has no impact on the Company’s compliance with debt covenant ratios. Although the restatement delayed the process of providing audited financial statements for the fiscal year ended June 30, 2022 and unaudited financial statements for the three months ended September 30, 2022 to the lender, a waiver was received to extend the period within which financial statements may be submitted to the lender.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of September 30, 2022, the derivative instruments had a total notional amount of $30,000 and a fair value of $2,536 recorded in deposits and other assets in the condensed consolidated balance sheets. As of June 30, 2022, the derivative instruments had a total notional amount of $30,000 and a fair value of $1,846 recognized in deposits and other assets on the condensed consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at September 30, 2022 or June 30, 2022.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 219,517 shares of its common stock at an average cost of $6.11 per share for an aggregate cost of $1,340 during the three months ended September 30, 2022. The Company purchased 254,894 shares of its common stock at an average cost of $6.57 per share for an aggregate cost of $1,675 during the three months ended September 30, 2021.

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

RLP recorded $132 in net income, of which RCP’s distributable share was $79 for the three months ended September 30, 2022. RLP recorded $144 in net income, of which RCP’s distributable share was $86 for the three months ended September 30, 2021. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of September 30, 2022
	Level 3	Total
Contingent consideration	$(5,690)	$(5,690)
Interest rate swap contracts (derivatives)	2,536	2,536

	Fair Value Measurements as of June 30, 2022
	Level 3	Total
Contingent consideration	$(5,530)	$(5,530)
Interest rate swap contracts (derivatives)	1,846	1,846

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2021	$(7,263)	$6
Contingent consideration paid	2,500	—
Change in fair value	(767)	1,840

Balance as of June 30, 2022	$(5,530)	$1,846
Change in fair value	(160)	690

Balance as of September 30, 2022	$(5,690)	$2,536

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over their stated earn-out periods. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The change in fair value in each period is principally attributable to a net increase in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

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

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Contingent consideration	$(5,690)	Discounted cash flows	Actual and projected EBITDA over three-year earn-out period ending January 2023	> $14,400
			Risk adjusted discount rate	12%

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets on September 30, 2022 and on June 30, 2022.

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

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2022 and 2021, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended September 30,
(In thousands)	2022	2021
		(as restated)
Current income tax expense (benefit)	$3,262	$2,609
Deferred income tax expense (benefit)	(498)	(207)

Income tax expense	$2,764	$2,402

The Company’s effective tax rates prior to discrete items for the three months ended September 30, 2022 and 2021 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the three months ended September 30, 2022 results in an effective tax rate of 24.38%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which is discretely recognized in the quarter and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2023. The actual income tax through the three months ended September 30, 2021 was 24.87%, which was higher than the U.S. federal statutory rate due to earnings in foreign operations and state taxes and reduced by share-based compensation benefits. The Company does not have any uncertain tax positions.

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

The 2021 Plan will permit the Company’s Audit and Executive Oversight Committee to grant to eligible employees, non-employee directors and consultants of the Company non-statutory and incentive stock options, stock appreciation rights (also known as SARs), restricted stock awards, restricted stock units (also known as RSUs), deferred stock units (also known as DSUs), performance awards, non-employee director awards, other cash-based awards and other share-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2021 Plan is 3,250,000 shares, plus (i) shares of our common stock remaining available for issuance under the 2012 Plan as of the date of stockholder approval of the 2021 Plan, but not subject to outstanding awards as of such date, plus (ii) the number of additional shares of our common stock subject to awards outstanding under the 2012 Plan as of the date of stockholder approval of the 2021 Plan that are subsequently forfeited, cancelled, expire or otherwise terminate without the issuance of such shares of our common stock after such date (which may otherwise be returned and available for grant under the term of the 2012 Plan and 2021 Plan).

Restricted Stock Awards

The Company recognized share-based compensation expense related to restricted stock awards of $591 for the three months ended September 30, 2022 and $327 for the three months ended September 30, 2021. As of September 30, 2022, the Company had approximately $4,918 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.23 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2022	962,998	$6.17
Vested	(218,693)	5.57
Granted	333,803	6.90
Forfeited	(5,678)	5.80

Unvested balance as of September 30, 2022	1,072,430	$6.52

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 for the three months ended September 30, 2022 and $23 for the three months ended September 30, 2021. The aggregate intrinsic value of options exercised was $2 for the three months ended September 30, 2022 and $14 for the three months ended September 30, 2021. As of September 30, 2022, the Company had approximately $262 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 3.68 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2022	1,105,084	$4.06	3.09	$3,719
Exercised	(411)	1.75	—	2

Outstanding as of September 30, 2022	1,104,673	$4.06	2.84	$1,990

Exercisable as of September 30, 2022	1,024,673	$3.79	2.38	$1,990

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of September 30, 2022.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. We notified law enforcement, provided notice to customers apprising them of the situation and are providing any notices that may be required by applicable law related to potential Personal Identifiable Information (PII data) exposure. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations. See Note 18 regarding the ransomware incident.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2023 (remaining)	2024	Total
Earn-out payments:
Cash	$2,551	$3,139	$5,690

Total estimated earn-out payments	$2,551	$3,139	$5,690

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

As of and for the Three Months Ended September 30, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$290,018	$41,150	$(197)	$330,971
Income from operations	12,027	5,436	(6,568)	10,895
Other income (expense)	311	161	(91)	381
Income before income taxes	12,338	5,597	(6,659)	11,276
Depreciation and amortization	1,525	758	4,495	6,778
Total assets	368,204	88,310	—	456,514
Property, technology, and equipment, net	10,812	12,078	—	22,890
Goodwill	67,226	19,525	—	86,751

As of and for the Three Months Ended September 30, 2021	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Revenues	$263,637	$35,779	$(18)	$299,398
Income from operations	11,719	3,410	(4,667)	10,462
Other income (expense)	198	89	(652)	(365)
Income before income taxes	11,917	3,499	(5,319)	10,097
Depreciation and amortization	932	798	2,522	4,252
Total assets	328,877	84,764	—	413,641
Property, technology, and equipment, net	12,089	11,511	—	23,600
Goodwill	50,801	21,290	—	72,091

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2022 Acquisition

On December 3, 2021, and effective as of November 30, 2021, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired all of the issued and outstanding common shares of Navegate, Inc. (“Navegate”), a Minnesota based, privately held company from Saltspring Capital, LLC. Navegate is a technology-enabled supply chain management and third-party logistics services company that combines a robust digital platform and decades of expertise to manage international, cross-border, and domestic freight from purchase order to final delivery. Navegate’s combination of technology-enabled services, customs brokerage expertise, and a full complement of international and domestic services significantly reduces costs and leads to better compliance and risk mitigation for its customers. Navegate will operate as a wholly-owned subsidiary of Radiant Logistics, Inc. The goodwill recognized is attributable to expanded service lines and geographic footprint. The acquisition of Navegate was accounted for as purchases of a business under ASC 805, Business Combinations.

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

The following table summarizes the fair value of the consideration transferred for the acquisition and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash	$35,000	$—	$35,000
Net working capital adjustment	—	3,852	3,852

Current assets	19,187	—	19,187
Technology and equipment	1,434	—	1,434
Intangible assets	17,834	1,188	19,022
Other long-term assets	1,621	—	1,621
Liabilities assumed	(18,836)	—	(18,836)

Total identifiable net assets	21,240	1,188	22,428
Goodwill	13,760	2,664	16,424
	$35,000	$3,852	$38,852

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

Intangible assets acquired and their respective useful lives are estimated as follows:

(In thousands)	Purchase Price Allocation	Adjustments	Final Purchase Price Allocation	Useful Life
Customer related	$12,392	$910	$13,302	14.9 years
Developed technology	3,942	149	4,091	4.9 years
Trade name	1,500	129	1,629	9.9 years
	$17,834	$1,188	$19,022

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

NOTE 19 – SUBSEQUENT EVENTS

Acquisition of Cascade Enterprises of Minnesota, Inc.

On October 1, 2022, the Company, through its wholly-owned subsidiary, acquired the assets and operations of its of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based, privately held company that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007. Cascade will continue to operate under the Airgroup brand through the remainder of 2022 and is expected to transition to the Radiant brand in early 2023 as Cascade is combined with existing company-owned operations in Minneapolis and will be able to leverage the Company’s GTM platform to strengthen our purchase order and vendor management service offering. As consideration for the acquisition, the Company paid $3,250 in cash upon closing, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation.

The following table summarizes the fair value of the consideration transferred for the acquisition and the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Preliminary Purchase Price Allocation
Cash	$3,250
Contingent consideration	1,987
Deposits and other assets	3
Operating lease right-of-use asset	34
Intangible assets	3,468
Operating lease liability	(34)

Total identifiable net assets	3,471
Goodwill	1,766
$5,237

The fair values of the intangible assets were estimated by the Company with the assistance of valuation specialists. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the U.S. operating segment and is expected to be deductible for income tax purposes over a period of ten years.

Intangible assets acquired and their respective useful lives are estimated as follows:

(In thousands)	Preliminary Purchase Price Allocation	Useful Life
Customer related	$3,468	10 years
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

Leases

In September 2022, the Company entered into a new lease for warehouse space in Brampton, Ontario commencing in November 2022. The lease term expires in January 2033.

In October 2022, the Company entered into a new lease for warehouse space in Calgary, Alberta commencing in January 2024. The lease term expires in December 2030.

In November 2022, the Company entered into a new lease for warehouse space in Surrey, British Columbia commencing in May 2024. The lease term expires in April 2033.

In January 2023, the Company entered into an agreement to lease an additional floor at its office in Renton, Washington. The lease term expires in November 2033.

Total undiscounted future lease payments for the above-mentioned leases are approximately $54,032.

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 10, we have purchased 620,347 shares of Common Stock subsequent to September 30, 2022 and through the date of this report for a total cost of $3,660 inclusive of transaction costs, bringing the total Common Stock repurchased under the plan to 3,364,472 shares.

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

Impact of Notable External Conditions

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

Additionally, the transportation industry is faced with economic inflation and possible recession. A prolonged period of inflation could result in increased interest rates, higher fuel prices, and decreased consumer spending, which could have a negative impact on our business and financial results. The results of these impacts could include supply chain instability, longer lead times, delayed orders, and continued issues with capacity constraints in driver, truck, and shipping container availability.

Lastly, since Russia’s invasion of Ukraine, global supply chains have experienced increased fuel prices. While the Company does not have direct exposure to these geographies, we cannot predict how global supply chain activities, or the economy at large may be impacted by a prolonged war in Ukraine or sanctions imposed in response to the war.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and excludes the non-cash effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, share-based compensation expense, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended September 30, 2022 and 2021 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Revenues
Transportation	$284,482	$31,852	$(197)	$316,137	$260,924	$29,333	$(18)	$290,239
Value-added services	5,536	9,298	—	14,834	2,713	6,446	—	9,159
	290,018	41,150	(197)	330,971	263,637	35,779	(18)	299,398
Cost of transportation and other services
Transportation	222,684	24,920	(197)	247,407	206,612	24,889	(18)	231,483
Value-added services	3,169	3,915	—	7,084	1,746	1,451	—	3,197
	225,853	28,835	(197)	254,491	208,358	26,340	(18)	234,680
Adjusted gross profit (1)
Transportation	61,798	6,932	—	68,730	54,312	4,444	—	58,756
Value-added services	2,367	5,383	—	7,750	967	4,995	—	5,962
	$64,165	$12,315	$—	$76,480	$55,279	$9,439	$—	$64,718
Adjusted gross profit percentage (1)
Transportation	21.7%	21.8%	N/A	21.7%	20.8%	15.2%	N/A	20.2%
Value-added services	42.8%	57.9%	N/A	52.2%	35.6%	77.5%	N/A	65.1%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $316.1 million and $290.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $25.9 million, or 8.9%, is primarily attributable to the recent acquisition of Navegate. Adjusted transportation gross profit was $68.7 million and $58.8 million for the three months ended September 30, 2022 and 2021, respectively. Net transportation margins increased from 20.2% to 21.7%, primarily due to decreased ocean rates associated with purchased transportation and an increase in domestic business, which has higher margin characteristics.

Value-added services revenue was $14.8 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $5.7 million, or 60.9%, is primarily attributed to the recent acquisition of Navegate as well as increases in the value-added services associated with our Canada segment. Adjusted value-added services gross profit was $7.8 million for the three months ended September 30, 2022, compared to $6.0 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 65.1% to 52.2%, primarily due to the acquisition of Navegate, which has lower value-added services margin characteristics.

The following table provides a reconciliation for the three months ended September 30, 2022 and 2021 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2022	2021
		(as restated)
Revenues	$330,971	$299,398
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(254,491)	(234,680)
Depreciation and amortization	(1,756)	(2,998)
GAAP gross profit	$74,724	$61,720
Depreciation and amortization	1,756	2,998
Adjusted gross profit	$76,480	$64,718

GAAP gross margin (GAAP gross profit as a percentage of revenues)	22.6%	20.6%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	23.1%	21.6%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Adjusted gross profit (1)	$64,165	$12,315	$—	$76,480	$55,279	$9,439	$—	$64,718

Operating expenses:
Operating partner commissions	30,106	—	—	30,106	27,561	—	—	27,561
Personnel costs	15,100	4,405	266	19,771	10,914	3,779	960	15,653
Selling, general and administrative expenses	5,407	1,716	1,647	8,770	4,153	1,452	1,185	6,790
Depreciation and amortization	1,525	758	4,495	6,778	932	798	2,522	4,252
Change in fair value of contingent consideration	—	—	160	160	—	—	—	—

Total operating expenses	52,138	6,879	6,568	65,585	43,560	6,029	4,667	54,256

Income (loss) from operations	12,027	5,436	(6,568)	10,895	11,719	3,410	(4,667)	10,462
Other income (expense)	311	161	(91)	381	198	89	(652)	(365)

Income (loss) before income taxes	12,338	5,597	(6,659)	11,276	11,917	3,499	(5,319)	10,097
Income tax expense	—	—	(2,764)	(2,764)	—	—	(2,402)	(2,402)

Net income (loss)	12,338	5,597	(9,423)	8,512	11,917	3,499	(7,721)	7,695
Less: net income attributable to non- controlling interest	(79)	—	—	(79)	(86)	—	—	(86)

Net income (loss) attributable to Radiant Logistics, Inc.	$12,259	$5,597	$(9,423)	$8,433	$11,831	$3,499	$(7,721)	$7,609

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
Operating expenses as a percent of adjusted gross profit:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Operating partner commissions	46.9%	0.0%	N/A	39.4%	49.9%	0.0%	N/A	42.6%
Personnel costs	23.5%	35.8%	N/A	25.9%	19.7%	40.0%	N/A	24.2%
Selling, general and administrative expenses	8.4%	13.9%	N/A	11.5%	7.5%	15.4%	N/A	10.5%
Depreciation and amortization	2.4%	6.2%	N/A	8.9%	1.7%	8.5%	N/A	6.6%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Operating partner commissions increased $2.5 million, or 9.2%, to $30.1 million for the three months ended September 30, 2022. The increase is primarily due to increased adjusted gross profit generated from operating partner locations. As a percentage of adjusted gross profit, operating partner commissions decreased 322 basis points to 39.4% from 42.6% for the three months ended September 30, 2022 and 2021, respectively, as a result of a higher percentage of adjusted gross profit from company-owned locations, which are not paid a commission.

Personnel costs increased $4.1 million, or 26.3%, to $19.8 million for the three months ended September 30, 2022. The increase is primarily due to increased workforce supporting the expansion of business volumes in both the U.S. and Canada, and the inclusion of payroll associated with our recent acquisition of Navegate. As a percentage of adjusted gross profit, due to expansion of business volumes and adjusted gross profit, personnel costs increased 166 basis points to 25.9% from 24.2% for the three months ended September 30, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expenses increased $2.0 million, or 29.2%, to $8.8 million for the three months ended September 30, 2022. The increase is primarily due to the inclusion of Navegate, increased IT related initiatives, increased professional services fees, facilities costs, bank fees, and travel expenses. As a percentage of adjusted gross profit, SG&A increased 98 basis points to 11.5% from 10.5% for the three months ended September 30, 2022 and 2021, respectively.

Depreciation and amortization costs increased $2.5 million, or 59.4%, to $6.8 million for the three months ended September 30, 2022. The increase is primarily due to the acquisition of Navegate and the accelerated amortization of certain trade names resulting from the rebranding of certain trade names.

Our increase in net income is driven principally by increased adjusted gross profit, increased other income (expense), and partially offset by increased operating expenses compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2022 and 2021 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Net income (loss) attributable to Radiant Logistics, Inc.	$12,259	$5,597	$(9,423)	$8,433	$11,831	$3,499	$(7,721)	$7,609
Income tax expense	—	—	2,764	2,764	—	—	2,402	2,402
Depreciation and amortization	1,525	758	4,495	6,778	932	798	2,522	4,252
Net interest expense	—	—	781	781	—	—	606	606

EBITDA	13,784	6,355	(1,383)	18,756	12,763	4,297	(2,191)	14,869

Share-based compensation	327	60	222	609	187	66	97	350
Change in fair value of contingent consideration	—	—	160	160	—	—	—	—
Acquisition related costs	—	—	27	27	—	—	99	99
Litigation costs	—	—	120	120	—	—	154	154
Change in fair value of interest rate swap contracts	—	—	(690)	(690)	—	—	46	46
Foreign currency transaction gain	(310)	(157)	—	(467)	(182)	(89)	—	(271)

Adjusted EBITDA	$13,801	$6,258	$(1,544)	$18,515	$12,768	$4,274	$(1,795)	$15,247
Adjusted EBITDA as a % of adjusted gross profit (1)	21.5%	50.8%	N/A	24.2%	23.1%	45.3%	N/A	23.6%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2022, we have $23.7 million in unrestricted cash on hand to serve as adequate working capital.

Net cash provided by operating activities were $24.7 million for the three months ended September 30, 2022. Net cash used for operating activities were $15.8 million for the three months ended September 30, 2021. The cash used or provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the three months ended September 30, 2022 increased by $40.5 million, compared with the same period in fiscal year 2022, primarily due to increased depreciation and amortization, and net changes in operating assets and liabilities.

Net cash used for investing activities were $0.9 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. The primary use of cash was for purchases of property, technology, and equipment. Cash paid for purchases of property, technology, and equipment were $0.9 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. Proceeds from sale of property, technology, and equipment were nominal for both of the three months ended September 30, 2022 and 2021.

Net cash used for financing activities was $28.9 million for the three months ended September 30, 2022. Net cash provided by financing activities were $11.8 million for the three months ended September 30, 2021. Net repayments of the Revolving Credit Facility were $25.0 million for the three months ended September 30, 2022, compared to net proceeds from the Revolving Credit Facility of $15.0 million for the three months ended September 30, 2021. Repayments of notes payable and finance lease liability were $1.3 million for the three months ended September 30, 2022 and 2021. Payments for repurchases of common stock were $1.3 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively. Distributions to non-controlling interest were $0.1 million for the three months ended September 30, 2022. Payments of employee tax withholdings related to restricted stock awards and stock options were $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. On September 30, 2022, the borrowings outstanding on the Revolving Credit Facility was $37.5 million. The Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the $150 million Revolving Credit Facility dated March 13, 2020.

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Credit Facility.

For general borrowings under the Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Credit Facility to pursue acquisitions or repurchase its common stock.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $0.05 million.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Revolving Credit Facility, we will incur approximately $0.04 million of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $0.01 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2022, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to the existence of material weaknesses described below.

As of June 30, 2021, we concluded that a material weakness existed in our internal control over financial reporting related to the recording and processing of revenues transactions, including the timing of the Company’s estimated accrual of in-transit revenues and related costs. This material weakness relates to the conditions that led to the restatement of previously issued consolidated financial statements as discussed in Note 2 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

In response to this material weakness, the Company began taking corrective action during fiscal year 2022 to address the material weakness and provide reasonable assurance that future errors in revenue transactions would be prevented and/or detected in a timely manner. The Company’s corrective actions include, but are not limited to, working with strategic operating partners and company-owned stations to understand their processes and controls, communicating the critical data elements in our revenue accrual process, and performing additional review procedures of unposted shipments in an effort to improve the overall accuracy of the revenue accrual.

As of September 30, 2022, remediation is on-going. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenue.

The Company will continue evaluating the appropriate corrective actions to remediate the material weakness during fiscal year 2023 to strengthen our internal controls over the recording of revenues.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of September 30, 2022.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under this repurchase program the Company purchased the following shares of common stock during the three months ended September 30, 2022. As of September 30, 2022, future repurchases of up to 2,255,875 shares were available in the share repurchase program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	—	—	—	—
August 1 - 31, 2022	—	—	—	—
September 1 - 30, 2022	219,517	6.11	219,517	—

Total	219,517	$6.11	219,517	—

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

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

RADIANT LOGISTICS, INC.

Date: March 27, 2023	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2023	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)