Form 10-Q
period 2022-12-31
RADIANT LOGISTICS, INC
filed 2023-03-27
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

RADIANT LOGISTICS, INC.

EXPLANATORY NOTE

As previously reported, Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) were unable to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 as a result of the Audit and Executive Oversight Committee of the Board of Directors of the Company, after meeting with management and consultation with Moss Adams LLP, its current registered independent public accounting firm, and BDO USA, LLP, its predecessor registered independent public accounting firm, concluding that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in its Annual Report on Form 10-K, each of the interim financial statements for the quarterly periods in fiscal year 2021 included in its Quarterly Reports on Form 10-Q, and each of the interim financial statements for the quarterly periods in fiscal year 2022 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of in-transit revenues and related costs.

Please refer to the Explanatory Note to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed on February 27, 2023, for more information regarding the restatement. For a more detailed discussion of the correction of historical errors in the Restatement Periods, including for the three months and six months ended December 31, 2021, refer to Note 2 and 20 to the consolidated financial statements of the Company included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,020	$24,442
Accounts receivable, net of allowance of $2,312 and $2,983, respectively	137,793	186,492
Contract assets	33,858	61,154
Prepaid expenses and other current assets	15,399	17,256
Total current assets	249,070	289,344

Property, technology, and equipment, net	23,663	24,823

Goodwill	88,924	88,199
Intangible assets, net	41,731	48,545
Operating lease right-of-use assets	59,569	41,111
Deposits and other assets	6,309	4,704
Long-term restricted cash	593	625
Total other long-term assets	197,126	183,184
Total assets	$469,859	$497,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107,511	$137,853
Operating partner commissions payable	20,298	18,731
Accrued expenses	9,053	11,349
Income tax payable	2,050	4,035
Current portion of notes payable	4,495	4,575
Current portion of operating lease liability	11,102	7,641
Current portion of finance lease liability	536	577
Current portion of contingent consideration	3,582	2,600
Other current liabilities	296	303
Total current liabilities	158,923	187,664

Notes payable, net of current portion	49,191	66,719
Operating lease liability, net of current portion	53,428	37,776
Finance lease liability, net of current portion	953	1,223
Contingent consideration, net of current portion	1,745	2,930
Deferred income taxes	4,328	6,482
Total long-term liabilities	109,645	115,130
Total liabilities	268,568	302,794

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,544,304 and 51,265,543 shares issued, and 48,179,832 and 48,740,935 shares outstanding, respectively	33	33
Additional paid-in capital	107,170	106,146
Treasury stock, at cost, 3,364,472 and 2,524,608 shares, respectively	(21,004)	(16,004)
Retained earnings	118,267	104,998
Accumulated other comprehensive loss	(3,373)	(796)
Total Radiant Logistics, Inc. stockholders’ equity	201,093	194,377
Non-controlling interest	198	180
Total equity	201,291	194,557
Total liabilities and equity	$469,859	$497,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2022	2021	2022	2021
		(as restated)		(as restated)
Revenues	$278,119	$335,778	$609,090	$635,176

Operating expenses:
Cost of transportation and other services	204,091	264,640	458,582	499,320
Operating partner commissions	30,512	31,169	60,617	58,730
Personnel costs	20,641	16,659	40,412	32,312
Selling, general and administrative expenses	8,637	8,352	17,407	15,139
Depreciation and amortization	6,914	4,447	13,693	8,702
Transition, lease termination, and other costs	30	—	30	—
Change in fair value of contingent consideration	150	455	310	455
Total operating expenses	270,975	325,722	591,051	614,658

Income from operations	7,144	10,056	18,039	20,518

Other expense:
Interest income	59	4	98	6
Interest expense	(742)	(749)	(1,563)	(1,358)
Foreign currency transaction gain	4	104	471	375
Change in fair value of interest rate swap contracts	(104)	(378)	587	(424)
Other	24	91	29	108
Total other expense	(759)	(928)	(378)	(1,293)

Income before income taxes	6,385	9,128	17,661	19,225

Income tax expense	(1,460)	(2,513)	(4,224)	(4,915)

Net income	4,925	6,615	13,437	14,310
Less: net income attributable to non-controlling interest	(89)	(76)	(168)	(162)

Net income attributable to Radiant Logistics, Inc.	$4,836	$6,539	$13,269	$14,148

Other comprehensive income:
Foreign currency translation gain (loss)	901	117	(2,577)	(922)
Comprehensive income	$5,826	$6,732	$10,860	$13,388

Income per share:
Basic and diluted	$0.10	$0.13	$0.27	$0.28

Weighted average common shares outstanding:
Basic	48,243,204	49,657,547	48,494,260	49,789,304
Diluted	49,427,420	50,775,714	49,865,216	50,946,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Six Months Ended December 31, 2022

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2022	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557
Repurchase of common stock	(219,517)	—	—	(1,340)	—	—	(1,340)	—	(1,340)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	152,881	—	(442)	—	—	—	(442)	—	(442)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	411	—	1	—	—	—	1	—	1
Distribution to non-controlling interest	—	—	—	—	—	—	—	(75)	(75)
Share-based compensation	—	—	609	—	—	—	609	—	609
Net income	—	—	—	—	8,433	—	8,433	79	8,512
Other comprehensive loss	—	—	—	—	—	(3,478)	(3,478)	—	(3,478)
Balance as of September 30, 2022	48,674,710	$33	$106,314	$(17,344)	$113,431	$(4,274)	$198,160	$184	$198,344

Repurchase of common stock	(620,347)	—	—	(3,660)	—	—	(3,660)	—	(3,660)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	24,606	—	(15)	—	—	—	(15)	—	(15)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	100,863	—	192	—	—	—	192	—	192
Distribution to non-controlling interest	—	—	—	—	—	—	—	(75)	(75)
Share-based compensation	—	—	679	—	—	—	679	—	679
Net income	—	—	—	—	4,836	—	4,836	89	4,925
Other comprehensive income	—	—	—	—	—	901	901	—	901
Balance as of December 31, 2022	48,179,832	$33	$107,170	$(21,004)	$118,267	$(3,373)	$201,093	$198	$201,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Six Months Ended December 31, 2021

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders'	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
					(as restated)		(as restated)		(as restated)
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,534	$1,141	$161,277	$293	$161,570
Repurchase of common stock	(254,894)	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	115,616	—	(342)	—	—	—	(342)	—	(342)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	21,553	—	124	—	—	—	124	—	124
Share-based compensation	—	—	350	—	—	—	350	—	350
Net income	—	—	—	—	7,609	—	7,609	86	7,695
Other comprehensive loss	—	—	—	—	—	(1,039)	(1,039)	—	(1,039)
Balance as of September 30, 2021	49,812,664	$32	$104,360	$(6,333)	$68,143	$102	$166,304	$379	$166,683

Issuance of common stock to shareholders of acquired business	40,000	—	244	—	—	—	244	—	244
Repurchase of common stock	(615,839)	—	—	(4,581)	—	—	(4,581)	—	(4,581)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	43,326	1	(50)	—	—	—	(49)	—	(49)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	118,831	—	280	—	—	—	280	—	280
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	422	—	—	—	422	—	422
Net income	—	—	—	—	6,539	—	6,539	76	6,615
Other comprehensive income	—	—	—	—	—	117	117	—	117
Balance as of December 31, 2021	49,398,982	$33	$105,256	$(10,914)	$74,682	$219	$169,276	$305	$169,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands)	2022	2021
		(as restated)
OPERATING ACTIVITIES:
Net income	$13,437	$14,310
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Share-based compensation	1,288	772
Amortization of intangible assets	10,009	5,126
Depreciation and amortization of property, technology, and equipment	3,684	3,576
Deferred income tax benefit	(1,666)	(534)
Amortization of debt issuance costs	250	253
Change in fair value of contingent consideration	310	455
Other	(213)	233
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	47,643	(25,282)
Contract assets	27,207	(60,416)
Income tax receivable/payable	(2,034)	(3,381)
Prepaid expenses, deposits, and other assets	752	(17,812)
Operating lease right-of-use assets	4,709	4,192
Accounts payable	(31,041)	57,860
Operating partner commissions payable	1,567	4,832
Accrued expenses and other liabilities	(2,436)	1,481
Operating lease liability	(5,420)	(3,940)
Payment of contingent consideration	(2,500)	(1,377)
Net cash provided by (used for) operating activities	65,546	(19,652)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3,250)	(34,548)
Purchases of property, technology, and equipment	(3,442)	(4,487)
Proceeds from sale of property, technology, and equipment	31	158
Net cash used for investing activities	(6,661)	(38,877)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	67,500	80,119
Repayments of revolving credit facility	(82,500)	(9,619)
Payments of debt issuance costs	(820)	—
Repayments of notes payable and finance lease liability	(2,476)	(2,528)
Proceeds from sale of common stock	—	244
Repurchases of common stock	(5,000)	(6,256)
Payments of contingent consideration	—	(1,123)
Distributions to non-controlling interest	(150)	(150)
Proceeds from exercise of stock options	193	407
Payments of employee tax withholdings related to restricted stock awards and stock options	(457)	(395)
Net cash (used for) provided by financing activities	(23,710)	60,699

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,371	1,316

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	37,546	3,486
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	25,067	14,344

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$62,613	$17,830

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$62,020	$17,195
Long-term restricted cash	593	635
Total cash, cash equivalents, and restricted cash, end of period	$62,613	$17,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$8,388	$9,100
Interest paid	$1,157	$1,008

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

Correction of Previously Reported Interim Condensed Consolidated Quarterly Financial Statement

The interim consolidated financial statements include corrections to the three and six months ended December 31, 2021, which were presented in Note 20 to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, in the Company’s fiscal year 2022 Form 10-K filed on February 27, 2023. This revision corrected differences between the estimated accrual amounts and the actual revenues and expenses recorded due primarily to errors in the underlying shipment information used to calculate the original estimates of the accrued amounts. The revision resulted in a decrease to net income attributable to Radiant Logistics, Inc. by $409 and a decrease to basic and diluted earnings per share by $0.01 from amounts previously reported for the three months ended December 31, 2021, and an increase to net income attributable to Radiant Logistics, Inc. by $121 and no change to basic and diluted earnings per share for the six months period ended December 31, 2021. Previously reported net cash used for operating activities, net cash used for investing activities, and net cash provided by financing activities for the three and six months ended December 31, 2021 were not impacted.

The restated consolidated balance sheet line items as of December 31, 2021 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands)	Q2	Q2	Q2
Contract assets	$73,268	$33,579	$106,847
Total current assets	284,767	33,579	318,346
Total assets	490,575	33,579	524,154
Accounts payable	136,309	32,675	168,984
Operating partner commissions payable	19,395	502	19,897
Accrued expenses	10,588	20	10,608
Income tax payable	1,411	94	1,505
Total current liabilities	184,013	33,291	217,304
Total liabilities	321,282	33,291	354,573
Retained earnings	74,394	288	74,682
Total equity	169,293	288	169,581

The restated line items of the consolidated statements for comprehensive income for the three months ended December 31, 2021 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands, except per share data)	Q2	Q2	Q2
Revenues	$332,768	$3,010	$335,778
Cost of transportation and other services	261,179	3,461	264,640
Operating partner commissions	31,049	120	31,169
Personnel costs	16,688	(29)	16,659
Income from operations	10,598	(542)	10,056
Income tax expense	(2,646)	133	(2,513)
Net income	7,024	(409)	6,615
Net income attributable to Radiant Logistics, Inc.	6,948	(409)	6,539

Income per share:
Basic	$0.14	$(0.01)	$0.13
Diluted	$0.14	$(0.01)	$0.13

The restated line items of the consolidated statements of comprehensive income for the six months ended December 31, 2021 are as follows:

	Originally Reported	Adjustment	Restated
	Six Months Ended	Six Months Ended	Six Months Ended
(In thousands, except per share data)	December 31, 2021	December 31, 2021	December 31, 2021
Revenues	$618,884	$16,292	$635,176
Cost of transportation and other services	482,411	16,909	499,320
Operating partner commissions	59,514	(784)	58,730
Personnel costs	32,304	8	32,312
Income from operations	20,355	163	20,518
Income tax expense	(4,874)	(41)	(4,915)
Net Income	14,189	121	14,310
Net income attributable to Radiant Logistics, Inc.	14,027	121	14,148

Income per share:
Basic	$0.28	$—	$0.28
Diluted	$0.28	$—	$0.28

The restated line items of the consolidated cash flow statements for the six months ended December 31, 2021 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands)	Six Months Ended December 31, 2021	Six Months Ended December 31, 2021	Six Months Ended December 31, 2021
OPERATING ACTIVITIES:
Net income	$14,189	$121	$14,310
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED FOR) OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Contract assets	(44,123)	(16,293)	(60,416)
Income tax receivable/payable	(3,421)	40	(3,381)
Accounts payable	40,952	16,908	57,860
Operating partner commissions payable	5,616	(784)	4,832
Accrued expenses, other liabilities, and operating lease liability	(2,467)	8	(2,459)
Net cash (used for) operating activities	(19,652)	—	(19,652)

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

As of December 31, 2022, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the six months ended December 31, 2022 and 2021.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$233,432	$29,803	$(58)	$263,177
Value-added services (1)	4,359	10,583	—	14,942
Total	$237,791	$40,386	$(58)	$278,119

Timing of revenue recognition:
Services transferred over time	$235,855	$40,386	$(58)	$276,183
Services transferred at a point in time	1,936	—	—	1,936
Total	$237,791	$40,386	$(58)	$278,119

	Six Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$517,914	$61,655	$(255)	$579,314
Value-added services (1)	9,895	19,881	—	29,776
Total	$527,809	$81,536	$(255)	$609,090

Timing of revenue recognition:
Services transferred over time	$522,187	$81,536	$(255)	$603,468
Services transferred at a point in time	5,622	—	—	5,622
Total	$527,809	$81,536	$(255)	$609,090

	Three Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
	(as restated)			(as restated)
Major service lines:
Transportation services	$295,194	$31,430	$(963)	$325,661
Value-added services (1)	2,507	7,610	—	10,117
Total	$297,701	$39,040	$(963)	$335,778

Timing of revenue recognition:
Services transferred over time	$296,863	$39,040	$(963)	$334,940
Services transferred at a point in time	838	—	—	838
Total	$297,701	$39,040	$(963)	$335,778

	Six Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
	(as restated)			(as restated)
Major service lines:
Transportation services	$556,118	$60,763	$(981)	$615,900
Value-added services (1)	5,220	14,056	—	19,276
Total	$561,338	$74,819	$(981)	$635,176

Timing of revenue recognition:
Services transferred over time	$559,625	$74,819	$(981)	$633,463
Services transferred at a point in time	1,713	—	—	1,713
Total	$561,338	$74,819	$(981)	$635,176

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $399 and $863 for the three and six months ended December 31, 2022, respectively, and $328 and $684 for the three and six months ended December 31, 2021, respectively.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We perform an impairment analysis on ROU assets as of April 1 of each year or more frequently if facts or circumstances indicate, and as of December 31, 2022, there was no impairment to ROU assets.

The Company’s agreements with lease and non-lease components, are all each accounted for as a single lease component. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2022 and 2021 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent not considered fixed, and instead expense as incurred. Variable lease costs for the three and six months ended December 31, 2022 and 2021 are immaterial.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of December 31, 2022, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

q) Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost. As of December 31, 2022, there have been no reissuances of treasury stock.

r) Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or shareholders’ equity from such reclassifications.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2022	2021	2022	2021
		(as restated)		(as restated)
Numerator:
Net income attributable to Radiant Logistics, Inc.	$4,836	$6,539	$13,269	$14,148

Denominator:
Weighted average common shares outstanding, basic	48,243,204	49,657,547	48,494,260	49,789,304
Dilutive effect of share-based awards	1,184,216	1,118,167	1,370,956	1,156,792

Weighted average common shares outstanding, diluted	49,427,420	50,775,714	49,865,216	50,946,096

Potentially dilutive common shares excluded	110,000	100,000	105,000	117,392

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

We have lease commitments that have been executed, but have not yet commenced. The total undiscounted future lease payments of these commitments is $26,224 and are excluded from the tables below.

The components of lease expense were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Operating:
Operating lease cost	$3,610	$2,486	$6,623	$4,811

Financing:
Amortization of leased assets	180	158	333	312
Interest on lease liabilities	18	27	37	55

Total finance lease cost	$198	$185	$370	$367

Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$5,420	$3,940
Operating cash flows arising from finance leases	37	55
Financing cash flows arising from finance leases	294	369

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$24,275	$1,694

Supplemental balance sheet information related to leases was as follows:

	December 31,	June 30,
(In thousands)	2022	2022
Operating lease:
Operating lease right-of-use assets	$59,569	$41,111

Current portion of operating lease liability	11,102	7,641
Operating lease liability, net of current portion	53,428	37,776

Total operating lease liabilities	$64,530	$45,417

Finance lease:
Property, technology, and equipment, net	$1,698	$2,039

Current portion of finance lease liability	536	577
Finance lease liability, net of current portion	953	1,223

Total finance lease liabilities	$1,489	$1,800

Weighted average remaining lease term:
Operating leases	6.3 years	5.5 years
Finance leases	2.8 years	3.4 years

Weighted average discount rate:
Operating leases	4.99%	4.33%
Finance leases	4.46%	4.54%

As of December 31, 2022, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2023 (remaining)	6,820	300
2024	13,814	568
2025	13,338	539
2026	11,626	176
2027	10,119	—
Thereafter	21,243	—

Total lease payments	76,960	1,583

Less imputed interest	(12,430)	(94)

Total lease liability	$64,530	$1,489

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		December 31,	June 30,
(In thousands)	Useful Life	2022	2022
Computer software	3 - 5 years	$26,766	$26,324
Trailers and related equipment	3 - 15 years	6,609	6,639
Office and warehouse equipment	3 - 15 years	11,462	10,307
Leasehold improvements	(1)	7,766	7,588
Computer equipment	3 - 5 years	4,632	4,272
Furniture and fixtures	3 - 15 years	1,522	1,514

Property, technology, and equipment		58,757	56,644
Less: accumulated depreciation and amortization		(35,094)	(31,821)

Property, technology, and equipment, net		$23,663	$24,823

(1) The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,868 and $3,684 for the three and six months ended December 31, 2022, respectively, and $1,844 and $3,576 for the three and six months ended December 31, 2021, respectively. Computer software includes approximately $1,390 and $1,032 of software in development as of December 31, 2022 and June 30, 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the six months ended December 31, 2022:

(In thousands)	Total
Balance as of June 30, 2022	$88,199
Acquisition	1,766
Foreign currency translation loss	(1,041)

Balance as of December 31, 2022	$88,924

We considered uncertainties as part of our determination as to whether any triggering events occurred during the three months ended December 31, 2022, which would indicate an impairment of goodwill is more-likely-than-not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of December 31, 2022.

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

Intangible assets consisted of the following as of December 31, 2022 and June 30, 2022, respectively:

	December 31, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.4 years	$117,098	$(82,224)	$34,874
Trade names and trademarks	8.1 years	15,432	(12,331)	3,101
Licenses	4.3 years	768	(441)	327
Developed technology (1)	3.9 years	4,091	(886)	3,205
Covenants not to compete	2.1 years	1,433	(1,209)	224

		$138,822	$(97,091)	$41,731

	June 30, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$114,974	$(78,736)	$36,238
Trade names and trademarks	3.8 years	15,700	(7,670)	8,030
Licenses	4.8 years	808	(424)	384
Developed technology (1)	4.4 years	4,091	(477)	3,614
Covenants not to compete	2.6 years	1,433	(1,154)	279

		$137,006	$(88,461)	$48,545

(1) Developed technology was acquired as one of the assets obtained in the acquisition of Navegate, Inc., which is described in Note 17.

Total amortization expense amounted to $5,046 and $10,009 for the three and six months ended December 31, 2022, respectively, and $2,603 and $5,126 for the three and six months ended December 31, 2021, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2023 (remaining)	$5,283
2024	10,200
2025	8,210
2026	3,425
2027	2,852

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,	June 30,
(In thousands)	2022	2022
Revolving Credit Facility	$47,525	$62,525
Senior Secured Loans	6,322	8,902
Unamortized debt issuance costs	(161)	(133)

Total notes payable	53,686	71,294
Less: current portion	(4,495)	(4,575)

Total notes payable, net of current portion	$49,191	$66,719

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2023 (remaining)	$2,210
2024	4,112
2025	—
2026	—
2027	—
Thereafter	47,525

Total	$53,847

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

The Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Credit Facility. As of December 31, 2022, the interest rate was 5.99%.

For general borrowings under the Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Credit Facility to pursue acquisitions or repurchase its common stock.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of December 31, 2022, the amount of $593 is recorded as long-term restricted cash in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of December 31, 2022, $4,400 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of December 31, 2022, $1,922 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of December 31, 2022, the Company was in compliance with all of its covenants. The restatement described in Explanatory Note has no impact on the Company’s compliance with debt covenant ratios. Although the restatement delayed the process of providing audited financial statements for the fiscal year ended June 30, 2022 and unaudited financial statements for the three and six months ended December 31, 2022 to the lender, a waiver was received to extend the period within which financial statements may be submitted to the lender.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed-rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. As of December 31, 2022, the derivative instruments had a total notional amount of $30,000 and a fair value of $2,432 recorded in deposits and other assets in the condensed consolidated balance sheets. As of June 30, 2022, the derivative instruments had a total notional amount of $30,000 and a fair value of $1,846 recognized in deposits and other assets on the condensed consolidated balance sheets. Both interest rate swap contracts are not designated as hedges; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding at December 31, 2022 or June 30, 2022.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 839,864 shares of its common stock at an average cost of $5.95 per share for an aggregate cost of $5,000 during the six months ended December 31, 2022. The Company purchased 870,733 shares of its common stock at an average cost of $7.18 per share for an aggregate cost of $6,256 during the six months ended December 31, 2021.

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

RLP recorded $149 and $280 in net income, of which RCP’s distributable share was $89 and $168 for the three and six months ended December 31, 2022, respectively. RLP recorded $127 and $271 in net income, of which RCP’s distributable share was $76 and $162 for the three and six months ended December 31, 2021, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of December 31, 2022
	Level 3	Total
Contingent consideration	$(5,327)	$(5,327)
Interest rate swap contracts (derivatives)	2,432	2,432

	Fair Value Measurements as of June 30, 2022
	Level 3	Total
Contingent consideration	$(5,530)	$(5,530)
Interest rate swap contracts (derivatives)	1,846	1,846

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2021	$(7,263)	$6
Contingent consideration paid	2,500	—
Change in fair value	(767)	1,840

Balance as of June 30, 2022	$(5,530)	$1,846
Increase related to acquisition	(1,987)	—
Contingent consideration paid	2,500	—
Change in fair value	(310)	586

Balance as of December 31, 2022	$(5,327)	$2,432

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount through earn-out periods measured through September 2024, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
DCA contingent consideration	$(3,340)	Discounted cash flows	Actual and projected EBITDA over the three-year earn-out period ending January 2023	> $15,200
			Risk adjusted discount rate	12.0%
Cascade contingent consideration	$(1,987)	Discounted cash flows	Projected gross margin over the two-year earn-out period ending September 2024	>$9,800
			Risk adjusted discount rate	16.9%

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. Interest rate swap contracts are included in deposits and other assets on December 31, 2022 and on June 30, 2022.

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

NOTE 13 – INCOME TAXES

For the three and six months ended December 31, 2022 and 2021, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
		(as restated)		(as restated)
Current income tax expense	$2,628	$2,840	$5,890	$5,449
Deferred income tax benefit	(1,168)	(327)	(1,666)	(534)

Income tax expense	$1,460	$2,513	$4,224	$4,915

The Company’s effective tax rates prior to discrete items for the three and six months ended December 31, 2022 and 2021 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the six months ended December 31, 2022 results in an effective tax rate of 24.38%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which is discretely recognized through the six months ended December 31, 2022 and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2023. The actual income tax through the six months ended December 31, 2021 was 25.42%, which was higher than the U.S. federal statutory rate due to earnings in foreign operations and state taxes and reduced by share-based compensation benefits. The Company does not have any uncertain tax positions.

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

Restricted Stock Awards

The Company recognized share-based compensation expense related to restricted stock awards of $661 and $1,252 for the three and six months ended December 31, 2022, respectively and $410 and $737 for the three and six months ended December 31, 2021, respectively. As of December 31, 2022, the Company had approximately $4,298 of total unrecognized share-based compensation cost for restricted stock awards. Such costs are expected to be recognized over a weighted average period of approximately 2.01 years.

The following table summarizes restricted stock award activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2022	962,998	$6.17
Vested	(246,229)	5.56
Granted	333,803	6.90
Forfeited	(6,143)	5.88

Unvested balance as of December 31, 2022	1,044,429	$6.55

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $36 for the three and six months ended December 31, 2022, respectively, and $12 and $35 for the three and six months ended December 31, 2021, respectively. The aggregate intrinsic value of options exercised was $327 and $330 for the three and six months ended December 31, 2022, respectively and $568 and $583 for the three and six months ended December 31, 2021, respectively. As of December 31, 2022, the Company had approximately $244 of total unrecognized share-based compensation cost for stock options. Such costs are expected to be recognized over a weighted average period of approximately 3.42 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2022	1,105,084	$4.06	2.30	$3,719
Exercised	(101,274)	1.91	—	330

Outstanding as of December 31, 2022	1,003,810	$4.27	2.79	$1,079

Exercisable as of December 31, 2022	923,810	$4.00	2.30	$1,079

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of December 31, 2022.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2023 (remaining)	2024	2025	Total
Earn-out payments:
Cash	$342	$3,880	$1,105	$5,327

Total estimated earn-out payments	$342	$3,880	$1,105	$5,327

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

As of and for the Three Months Ended December 31, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$237,791	$40,386	$(58)	$278,119
Income (loss) from operations	8,264	5,370	(6,490)	7,144
Other income (expense)	(162)	189	(786)	(759)
Income (loss) before income taxes	8,102	5,559	(7,276)	6,385
Depreciation and amortization	1,611	811	4,492	6,914
Total assets	358,179	111,680	—	469,859
Property, technology, and equipment, net	10,086	13,577	—	23,663
Goodwill	68,991	19,933	—	88,924

As of and for the Three Months Ended December 31, 2021	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Revenues	$297,701	$39,040	$(963)	$335,778
Income (loss) from operations	10,338	3,844	(4,126)	10,056
Other income (expense)	122	73	(1,123)	(928)
Income (loss) before income taxes	10,460	3,917	(5,249)	9,128
Depreciation and amortization	1,095	893	2,459	4,447
Total assets	437,674	86,480	—	524,154
Property, technology, and equipment, net	12,933	13,212	—	26,145
Goodwill	64,561	21,364	—	85,925

As of and for the Six Months Ended December 31, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$527,809	$81,536	$(255)	$609,090
Income from operations	20,291	10,806	(13,058)	18,039
Other income (expense)	150	350	(878)	(378)
Income before income taxes	20,441	11,156	(13,936)	17,661
Depreciation and amortization	3,137	1,569	8,987	13,693
Total assets	358,179	111,680	—	469,859
Property, technology, and equipment, net	10,086	13,577	—	23,663
Goodwill	68,991	19,933	—	88,924

As of and for the Six Months Ended December 31, 2021	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Revenues	$561,338	$74,819	$(981)	$635,176
Income from operations	22,057	7,254	(8,793)	20,518
Other income (expense)	321	162	(1,776)	(1,293)
Income before income taxes	22,378	7,416	(10,569)	19,225
Depreciation and amortization	2,030	1,691	4,981	8,702
Total assets	437,674	86,480	—	524,154
Property, technology, and equipment, net	12,933	13,212	—	26,145
Goodwill	64,561	21,364	—	85,925

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2023 Acquisition

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

After management’s review of post-acquisition integration, it was determined that the leased facility had no future economic benefit to the Company. Due to current market conditions subleasing the space was deemed unlikely; as a result, management determined it was necessary to abandon the lease. For the three and six months ended December 31, 2022, a lease abandonment charge of $30 is recognized in the condensed consolidated statements of comprehensive income.

The two-month results of operations from Cascade were included in the condensed consolidated financial statements. However, they were immaterial and thus no proforma presentation was necessary.

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

NOTE 19 – SUBSEQUENT EVENTS

Lease

In January 2023, the Company entered into an agreement to lease an additional floor at its office in Renton, Washington. The lease term expires in November 2033. The total undiscounted future lease payments for the lease is approximately $2,092.

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

Results of Operations

Three months ended December 31, 2022 and 2021 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Revenues
Transportation	$233,432	$29,803	$(58)	$263,177	$295,194	$31,430	$(963)	$325,661
Value-added services	4,359	10,583	—	14,942	2,507	7,610	—	10,117
	237,791	40,386	(58)	278,119	297,701	39,040	(963)	335,778
Cost of transportation and other services
Transportation	175,622	22,923	(58)	198,487	235,263	26,543	(963)	260,843
Value-added services	587	5,017	—	5,604	1,746	2,051	—	3,797
	176,209	27,940	(58)	204,091	237,009	28,594	(963)	264,640
Adjusted gross profit (1)
Transportation	57,810	6,880	—	64,690	59,931	4,887	—	64,818
Value-added services	3,772	5,566	—	9,338	761	5,559	—	6,320
	$61,582	$12,446	$—	$74,028	$60,692	$10,446	$—	$71,138
Adjusted gross profit percentage
Transportation	24.8%	23.1%	N/A	24.6%	20.3%	15.5%	N/A	19.9%
Value-added services	86.5%	52.6%	N/A	62.5%	30.4%	73.0%	N/A	62.5%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $263.2 million and $325.7 million for the three months ended December 31, 2022 and 2021, respectively. The decrease of $62.5 million, or 19.2% is primarily attributable to a significant decrease in ocean rates. Adjusted transportation gross profit was $64.7 million and $64.8 million for the three months ended December 31, 2022 and 2021, respectively. Net transportation margins increased from 19.9% to 24.6%, primarily due to a higher mix of domestic and international shipments, which have higher gross profit margin characteristics than ocean shipments.

Value-added services revenue was $14.9 million and $10.1 million, for the three months ended December 31, 2022 and 2021, respectively. The increase of $4.8 million, or 47.7%, is primarily attributed to the recent acquisition of Navegate as well as increases in the value-added services associated with our Canada segment. Adjusted value-added services gross profit was $9.3 million for the three months ended December 31, 2022, compared to $6.3 million for the comparable prior year period. Adjusted value-added services gross profit percentage remains unchanged at 62.5%.

The following table provides a reconciliation for the three months ended December 31, 2022 and 2021 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2022	2021
		(as restated)
Revenues	$278,119	$335,778
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(204,091)	(264,640)
Depreciation and amortization	(3,585)	(3,332)
GAAP gross profit	$70,443	$67,806
Depreciation and amortization	3,585	3,332
Adjusted gross profit	$74,028	$71,138

GAAP gross margin (GAAP gross profit as a percentage of revenues)	25.3%	20.2%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	26.6%	21.2%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Adjusted gross profit (1)	$61,582	$12,446	$—	$74,028	$60,692	$10,446	$—	$71,138

Operating expenses:
Operating partner commissions	30,512	—	—	30,512	31,169	—	—	31,169
Personnel costs	16,051	4,379	211	20,641	12,582	3,994	83	16,659
Selling, general and administrative expenses	5,114	1,886	1,637	8,637	5,508	1,715	1,129	8,352
Depreciation and amortization	1,611	811	4,492	6,914	1,095	893	2,459	4,447
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of contingent consideration	—	—	150	150	—	—	455	455

Total operating expenses	53,318	7,076	6,490	66,884	50,354	6,602	4,126	61,082

Income (loss) from operations	8,264	5,370	(6,490)	7,144	10,338	3,844	(4,126)	10,056
Other (expense) income	(162)	189	(786)	(759)	122	73	(1,123)	(928)

Income (loss) before income taxes	8,102	5,559	(7,276)	6,385	10,460	3,917	(5,249)	9,128
Income tax benefit (expense)	—	—	(1,460)	(1,460)	—	—	(2,513)	(2,513)

Net income (loss)	8,102	5,559	(8,736)	4,925	10,460	3,917	(7,762)	6,615
Less: net income attributable to non- controlling interest	(89)	—	—	(89)	(76)	—	—	(76)

Net income (loss) attributable to Radiant Logistics, Inc.	$8,013	$5,559	$(8,736)	$4,836	$10,384	$3,917	$(7,762)	$6,539

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Operating partner commissions	49.5%	0.0%	N/A	41.2%	51.4%	0.0%	N/A	43.8%
Personnel costs	26.1%	35.2%	N/A	27.9%	20.7%	38.2%	N/A	23.4%
Selling, general and administrative expenses	8.3%	15.2%	N/A	11.7%	9.1%	16.4%	N/A	11.7%
Depreciation and amortization	2.6%	6.5%	N/A	9.3%	1.8%	8.5%	N/A	6.3%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Operating partner commissions decreased $0.7 million, or 2.1%, to $30.5 million for the three months ended December 31, 2022. The decrease is primarily due to a reduction in the number of strategic operating partners. As a percentage of adjusted gross profit, operating partner commissions decreased 260 basis points to 41.2% from 43.8% for the three months ended December 31, 2022 and 2021, respectively.

Personnel costs increased $4.0 million, or 23.9%, to $20.6 million for the three months ended December 31, 2022. The increase is primarily due to increased workforce supporting the expansion of business shipment volumes in both U.S. and Canada, and the inclusion of payroll associated with our acquisition of Navegate. As a percentage of adjusted gross profit, due to expansion of business volumes, and adjusted gross profit, personnel costs increased 448 basis points to 27.9% from 23.4% for the three months ended December 31, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.3 million, or 3.4%, to $8.6 million for the three months ended December 31, 2022. The increase is primarily due to IT related initiatives, increased professional services fees, facilities costs, bank fees, and travel expenses. As a percentage of adjusted gross profit, SG&A remains unchanged at 11.7% for the three months ended December 31, 2022 and 2021, respectively.

Depreciation and amortization costs increased $2.5 million, or 55.5%, to $6.9 million for the three months ended December 31, 2022. The increase is primarily due to the acquisition of Navegate and the accelerated amortization of certain trade names resulting from the rebranding of certain trade names.

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

The following table provides a reconciliation for the three months ended December 31, 2022 and 2021 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Net income (loss) attributable to Radiant Logistics, Inc.	$8,013	$5,559	$(8,736)	$4,836	$10,384	$3,917	$(7,762)	$6,539
Income tax expense	—	—	1,460	1,460	—	—	2,513	2,513
Depreciation and amortization (2)	1,839	811	4,492	7,142	1,095	893	2,459	4,447
Net interest expense	—	—	683	683	—	—	745	745

EBITDA	9,852	6,370	(2,101)	14,121	11,479	4,810	(2,045)	14,244

Share-based compensation	443	69	167	679	369	53	—	422
Change in fair value of contingent consideration	—	—	150	150	—	—	455	455
Acquisition related costs	—	—	22	22	—	—	396	396
Ransomware incident related costs, net	—	—	—	—	—	—	751	751
Litigation costs	—	—	247	247	—	—	167	167
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of interest rate swap contracts	—	—	104	104	—	—	378	378
Foreign currency transaction loss (gain)	185	(189)	—	(4)	(124)	20	—	(104)

Adjusted EBITDA	$10,510	$6,250	$(1,411)	$15,349	$11,724	$4,883	$102	$16,709
Adjusted EBITDA as a % of adjusted gross profit (1)	17.1%	50.2%	N/A	20.7%	19.3%	46.7%	N/A	23.5%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

(2) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

Six months ended December 31, 2022 and 2021 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31, 2022				Six Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Revenues
Transportation	$517,914	$61,655	$(255)	$579,314	$556,118	$60,763	$(981)	$615,900
Value-added services	9,895	19,881	—	29,776	5,220	14,056	—	19,276
	527,809	81,536	(255)	609,090	561,338	74,819	(981)	635,176
Cost of transportation and other services
Transportation	398,306	47,843	(255)	445,894	441,874	51,432	(981)	492,325
Value-added services	3,756	8,932	—	12,688	3,493	3,502	—	6,995
	402,062	56,775	(255)	458,582	445,367	54,934	(981)	499,320
Adjusted gross profit (1)
Transportation	119,608	13,812	—	133,420	114,244	9,331	—	123,575
Value-added services	6,139	10,949	—	17,088	1,727	10,554	—	12,281
	$125,747	$24,761	$—	$150,508	$115,971	$19,885	$—	$135,856
Adjusted gross profit percentage
Transportation	23.1%	22.4%	N/A	23.0%	20.5%	15.4%	N/A	20.1%
Value-added services	62.0%	55.1%	N/A	57.4%	33.1%	75.1%	N/A	63.7%

Transportation revenue was $579.3 million and $615.9 million for the six months ended December 31, 2022 and 2021, respectively. The decrease of $36.6 million, or 5.9%, is primarily attributable to decrease in ocean and brokerage revenue. Adjusted transportation gross profit was $133.4 million and $123.6 million for the six months ended December 31, 2022 and 2021, respectively. Net transportation margins increased from 20.1% to 23.0%, primarily due to a higher mix of domestic and international shipments, which have higher gross profit margin characteristics than ocean shipments.

Value-added services revenue was $29.8 million and $19.3 million, for the six months ended December 31, 2022 and 2021, respectively. The increase of $10.5 million, or 54.5%, is primarily attributed to the recent acquisition of Navegate as well as increases in the value-added services associated with our Canada segment. Adjusted value-added services gross profit was $17.1 million for the six months ended December 31, 2022, compared to $12.3 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 63.7% to 57.4%, primarily due to acquisition of Navegate, which has lower value-added services margin characteristics.

The following table provides a reconciliation for the six months ended December 31, 2022 and 2021 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Six Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2022	2021
		(as restated)
Revenues	$609,090	$635,176
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(458,582)	(499,320)
Depreciation and amortization	(5,341)	(6,331)
GAAP gross profit	$145,167	$129,525
Depreciation and amortization	5,341	6,331
Adjusted gross profit	$150,508	$135,856

GAAP gross margin (GAAP gross profit as a percentage of revenues)	23.8%	20.4%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	24.7%	21.4%

The following table compares condensed consolidated statements of comprehensive income data by portable operating segments for the six months ended December 31, 2022 and 2021:

	Six Months Ended December 31, 2022				Six Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Adjusted gross profit (1)	$125,747	$24,761	$—	$150,508	$115,971	$19,885	$—	$135,856

Operating expenses:
Operating partner commissions	60,617	—	—	60,617	58,730	—	—	58,730
Personnel costs	31,151	8,784	477	40,412	23,496	7,773	1,043	32,312
Selling, general and administrative expenses	10,521	3,602	3,284	17,407	9,658	3,167	2,314	15,139
Depreciation and amortization	3,137	1,569	8,987	13,693	2,030	1,691	4,981	8,702
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of contingent consideration	—	—	310	310	—	—	455	455

Total operating expenses	105,456	13,955	13,058	132,469	93,914	12,631	8,793	115,338

Income from operations	20,291	10,806	(13,058)	18,039	22,057	7,254	(8,793)	20,518
Other expense	150	350	(878)	(378)	321	161	(1,775)	(1,293)

Income before income taxes	20,441	11,156	(13,936)	17,661	22,378	7,415	(10,568)	19,225
Income tax expense	—	—	(4,224)	(4,224)	—	—	(4,915)	(4,915)

Net income	20,441	11,156	(18,160)	13,437	22,378	7,415	(15,483)	14,310
Less: net income attributable to non- controlling interest	(168)	—	—	(168)	(162)	—	—	(162)

Net income attributable to Radiant Logistics, Inc.	$20,273	$11,156	$(18,160)	$13,269	$22,216	$7,415	$(15,483)	$14,148

	Six Months Ended December 31, 2022				Six Months Ended December 31, 2021
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Operating partner commissions	48.2%	0.0%	N/A	40.3%	50.6%	0.0%	N/A	43.2%
Personnel costs	24.8%	35.5%	N/A	26.9%	20.3%	39.1%	N/A	23.8%
Selling, general and administrative expenses	8.4%	14.5%	N/A	11.6%	8.3%	15.9%	N/A	11.1%
Depreciation and amortization	2.5%	6.3%	N/A	9.1%	1.8%	8.5%	N/A	6.4%

(1) Adjusted gross profit is revenues net of cost of transportation and other services.

Operating partner commissions increased $1.9 million, or 3.2%, to $60.6 million for the six months ended December 31, 2022. The increase is primarily due to increased adjusted gross profit generated from operating partner stations partially offset by a reduction in the number of strategic operating partners. As a percentage of adjusted gross profit, operating partner commissions decreased 295 basis points to 40.3% from 43.2% for the six months ended December 31, 2022 and 2021, respectively, as a result of a higher percentage of adjusted gross profit coming from operating partner locations over the prior year period.

Personnel costs increased $8.1 million, or 25.1%, to $40.4 million for the six months ended December 31, 2022. The increase is primarily due to increased workforce due to increase in business, and the inclusion of personnel costs from Navegate for six months, compared to one month in the prior period. As a percentage of adjusted gross profit, personnel costs increased 307 basis points to 26.9% from 23.8% for the six months ended December 31, 2022 and 2021, respectively.

Selling, general and administrative (“SG&A”) expenses increased $2.3 million, or 15.0%, to $17.4 million for the six months ended December 31, 2022. The increase is primarily due to increased professional services fees, facilities costs, IT related initiatives, and travel expenses. As a percentage of adjusted gross profit, SG&A increased 42 basis points to 11.6% from 11.1% for the six months ended December 31, 2022 and 2021, respectively.

Depreciation and amortization costs increased $5.0 million, or 57.4%, to $13.7 million for the six months ended December 31, 2022. The increase is primarily due to the acquisition of Navegate and the accelerated amortization of certain trade names resulting from the rebranding of certain trade names.

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

The following table provides a reconciliation for the six months ended December 31, 2022 and 2021 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Six Months Ended December 31, 2022				Six Months Ended December 31, 2021
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada		Corporate/ Eliminations		Total
					(as restated)			(as restated)		(as restated)
Net income attributable to Radiant Logistics, Inc.	$20,273	$11,156	$(18,160)	$13,269	$22,216	$7,415		$(15,483)		$14,148
Income tax expense	—	—	4,224	4,224	—	—		4,915		4,915
Depreciation and amortization (2)	3,365	1,569	8,987	13,921	2,030	1,691		4,981		8,702
Net interest expense	—	—	1,465	1,465	—	—	—	1,352	—	1,352

EBITDA	23,638	12,725	(3,484)	32,879	24,246	9,106		(4,235)		29,117

Share-based compensation	770	129	389	1,288	556	119		97		772
Change in fair value of contingent consideration	—	—	310	310	—	—		455		455
Acquisition related costs	—	—	49	49	—	—		496		496
Ransomware incident related costs, net	—	—	—	—	—	—		751		751
Litigation costs	—	—	366	366	—	—		321		321
Transition, lease termination, and other costs	30	—	—	30	—	—		—		—
Change in fair value of interest rate swap contracts	—	—	(587)	(587)	—	—		424		424
Foreign currency transaction gain	(125)	(346)	—	(471)	(306)	(69)		—		(375)

Adjusted EBITDA	$24,313	$12,508	$(2,957)	$33,864	$24,496	$9,156		$(1,691)		$31,961
Adjusted EBITDA as a % of adjusted gross profit (1)	19.3%	50.5%	N/A	22.5%	21.1%	46.0%		N/A		23.5%
(1) Adjusted gross profit is revenues net of cost of transportation and other services.

(2) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of December 31, 2022, we have $62.0 million in unrestricted cash on hand to serve as adequate working capital.

Net cash provided by operating activities were $65.5 million for the six months ended December 31, 2022. Net cash used for operating activities were $19.7 million for the six months ended December 31, 2021. The cash used or provided by primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, operating partner commissions payable, and accrued and other liabilities. Cash flow from operating activities for the six months ended December 31, 2022 increased by $85.2 million, compared with the same period in fiscal year 2022, primarily due to increased depreciation and amortization, and net changes in operating assets and liabilities.

Net cash used for investing activities were $6.7 million and $38.9 million for the six months ended December 31, 2022 and 2021, respectively. Cash paid for acquisitions were $3.3 million, and cash paid for purchases of property, technology, and equipment. Cash paid for purchases of property, technology, and equipment were $3.4 million and $4.5 million for the six months ended December 31, 2022 and 2021, respectively. Proceeds from sale of property, technology, and equipment were nominal for both of the six months ended December 31, 2022 and 2021.

Net cash used for financing activities was $23.7 million for the six months ended December 31, 2022. Net cash provided by financing activities were $60.7 million for the six months ended December 31, 2021. Net repayments of the Revolving Credit Facility were $15.0 million for the six months ended December 31, 2022, compared to net proceeds from the Revolving Credit Facility of $70.5 million for the six months ended December 31, 2021. Repayments of notes payable and finance lease liability were $2.5 million for the six months ended December 31, 2022 and 2021. Payments for repurchases of common stock was $5.0 million and $6.3 million for the six months ended December 31, 2022 and 2021, respectively. Distributions to non-controlling interest were $0.2 million for the six months ended December 31, 2022 and 2021. Proceeds from exercise of stock options were $0.2 million and $0.4 million for the six months ended December 31, 2022 and 2021, respectively. Payments of employee tax withholdings related to restricted stock awards and stock options were $0.5 million and $0.4 million for the six months ended December 31, 2022 and 2021, respectively.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. On December 31, 2022, the borrowings outstanding on the Revolving Credit Facility was $47.5 million. The Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”). This replaces the $150 million Revolving Credit Facility dated March 13, 2020.

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.5% to 1.50%; b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $0.10 million.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Revolving Credit Facility, we will incur approximately $0.06 million of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $0.01 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2022, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the existence of material weaknesses described below.

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

As of December 31, 2022, remediation is on-going. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenue.

The Company will continue evaluating the appropriate corrective actions to remediate the material weakness during fiscal year 2023 to strengthen our internal controls over the recording of revenues.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of December 31, 2022.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under this repurchase program the Company purchased the following shares of common stock during the three months ended December 31, 2022. As of December 31, 2022, future repurchases of up to 1,635,528 shares were available in the share repurchase program.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 -31, 2022	352,231	5.89	352,231	—
November 1 - 30, 2022	268,116	5.92	268,116	—
December 1 - 31, 2022	—	—	—	—

Total	620,347	$5.90	620,347	—

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

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