Form 10-Q
period 2023-03-31
RADIANT LOGISTICS, INC
filed 2023-05-10
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

There were 47,579,832 shares outstanding of the registrant’s common stock as of May 5, 2023.

RADIANT LOGISTICS, INC.

EXPLANATORY NOTE

As previously reported, Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) were unable to timely file our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 as a result of the Audit and Executive Oversight Committee of the Board of Directors of the Company, after meeting with management and consultation with Moss Adams LLP, its current registered independent public accounting firm, and BDO USA, LLP, its predecessor registered independent public accounting firm, concluding that the Company’s previously issued financial statements for the fiscal year ended June 30, 2021 included in its Annual Report on Form 10-K, each of the interim financial statements for the quarterly periods in fiscal year 2021 included in its Quarterly Reports on Form 10‑Q, and each of the interim financial statements for the quarterly periods in fiscal year 2022 included in its Quarterly Reports on Form 10-Q (cumulatively, the “Restatement Periods”) should be restated to correct historical errors related principally to the timing of recognition of the Company’s estimated accrual of in-transit revenues and related costs.

Please refer to the Explanatory Note to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed on February 27, 2023, for more information regarding the restatement. For a more detailed discussion of the correction of historical errors in the Restatement Periods, including for the three and nine months ended March 31, 2022, refer to Note 2 and 20 to the consolidated financial statements of the Company included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,008	$24,442
Accounts receivable, net of allowance of $2,235 and $2,983, respectively	118,678	186,492
Contract assets	33,327	61,154
Prepaid expenses and other current assets	13,044	17,256
Total current assets	216,057	289,344

Property, technology, and equipment, net	25,252	24,823

Goodwill	88,969	88,199
Intangible assets, net	39,159	48,545
Operating lease right-of-use assets	58,307	41,111
Deposits and other assets	5,591	4,704
Long-term restricted cash	595	625
Total other long-term assets	192,621	183,184
Total assets	$433,930	$497,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,784	$137,853
Operating partner commissions payable	16,920	18,731
Accrued expenses	7,183	11,349
Income tax payable	2,639	4,035
Current portion of notes payable	4,580	4,575
Current portion of operating lease liabilities	11,184	7,641
Current portion of finance lease liabilities	531	577
Current portion of contingent consideration	3,874	2,600
Other current liabilities	294	303
Total current liabilities	141,989	187,664

Notes payable, net of current portion	28,057	66,719
Operating lease liabilities, net of current portion	53,593	37,776
Finance lease liabilities, net of current portion	823	1,223
Contingent consideration, net of current portion	756	2,930
Deferred income taxes	2,304	6,482
Total long-term liabilities	85,533	115,130
Total liabilities	227,522	302,794

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,545,728 and 51,265,543 shares issued, and 48,181,256 and 48,740,935 shares outstanding, respectively	33	33
Additional paid-in capital	107,711	106,146
Treasury stock, at cost, 3,364,472 and 2,524,608 shares, respectively	(21,004)	(16,004)
Retained earnings	122,450	104,998
Accumulated other comprehensive loss	(3,251)	(796)
Total Radiant Logistics, Inc. stockholders’ equity	205,939	194,377
Non-controlling interest	469	180
Total equity	206,408	194,557
Total liabilities and equity	$433,930	$497,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2023	2022	2023	2022
		(as restated)		(as restated)
Revenues	$244,171	$441,310	$853,261	$1,076,486

Operating expenses:
Cost of transportation and other services	177,154	357,849	635,736	857,169
Operating partner commissions	26,499	30,986	87,116	89,716
Personnel costs	19,817	19,853	60,229	52,165
Selling, general and administrative expenses	10,591	10,312	27,999	25,451
Depreciation and amortization	4,549	4,684	18,242	13,386
Transition, lease termination, and other costs	—	—	30	—
Change in fair value of contingent consideration	(697)	152	(387)	607
Total operating expenses	237,913	423,836	828,965	1,038,494

Income from operations	6,258	17,474	24,296	37,992

Other income (expense):
Interest income	216	4	315	10
Interest expense	(683)	(1,001)	(2,246)	(2,359)
Foreign currency transaction gain	331	105	802	480
Change in fair value of interest rate swap contracts	(355)	1,985	231	1,562
Other	123	32	153	139
Total other income (expense)	(368)	1,125	(745)	(168)

Income before income taxes	5,890	18,599	23,551	37,824

Income tax expense	(1,346)	(4,276)	(5,570)	(9,191)

Net income	4,544	14,323	17,981	28,633
Less: net income attributable to non-controlling interest	(361)	(756)	(529)	(918)

Net income attributable to Radiant Logistics, Inc.	$4,183	$13,567	$17,452	$27,715

Other comprehensive income (loss):
Foreign currency translation gain (loss)	122	479	(2,455)	(443)
Comprehensive income	$4,666	$14,802	$15,526	$28,190

Income per share:
Basic	$0.09	$0.27	$0.36	$0.55
Diluted	$0.08	$0.27	$0.35	$0.55

Weighted average common shares outstanding:
Basic	48,180,834	49,443,267	48,391,310	49,675,642
Diluted	49,304,991	50,632,293	49,679,999	50,843,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Nine Months Ended March 31, 2023

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2022	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557
Repurchase of common stock	(219,517)	—	—	(1,340)	—	—	(1,340)	—	(1,340)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	152,881	—	(442)	—	—	—	(442)	—	(442)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	411	—	1	—	—	—	1	—	1
Distribution to non-controlling interest	—	—	—	—	—	—	—	(75)	(75)
Share-based compensation	—	—	609	—	—	—	609	—	609
Net income	—	—	—	—	8,433	—	8,433	79	8,512
Other comprehensive loss	—	—	—	—	—	(3,478)	(3,478)	—	(3,478)
Balance as of September 30, 2022	48,674,710	$33	$106,314	$(17,344)	$113,431	$(4,274)	$198,160	$184	$198,344

Repurchase of common stock	(620,347)	—	—	(3,660)	—	—	(3,660)	—	(3,660)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	24,606	—	(15)	—	—	—	(15)	—	(15)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	100,863	—	192	—	—	—	192	—	192
Distribution to non-controlling interest	—	—	—	—	—	—	—	(75)	(75)
Share-based compensation	—	—	679	—	—	—	679	—	679
Net income	—	—	—	—	4,836	—	4,836	89	4,925
Other comprehensive income	—	—	—	—	—	901	901	—	901
Balance as of December 31, 2022	48,179,832	$33	$107,170	$(21,004)	$118,267	$(3,373)	$201,093	$198	$201,291

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,424	—	(3)	—	—	—	(3)	—	(3)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(90)	(90)
Share-based compensation	—	—	544	—	—	—	544	—	544
Net income	—	—	—	—	4,183	—	4,183	361	4,544
Other comprehensive income	—	—	—	—	—	122	122	—	122
Balance as of March 31, 2023	48,181,256	$33	$107,711	$(21,004)	$122,450	$(3,251)	$205,939	$469	$206,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Nine Months Ended March 31, 2022

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
					(as restated)		(as restated)		(as restated)
Balance as of June 30, 2021	49,930,389	$32	$104,228	$(4,658)	$60,534	$1,141	$161,277	$293	$161,570
Repurchase of common stock	(254,894)	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	115,616	—	(342)	—	—	—	(342)	—	(342)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	21,553	—	124	—	—	—	124	—	124
Share-based compensation	—	—	350	—	—	—	350	—	350
Net income	—	—	—	—	7,609	—	7,609	86	7,695
Other comprehensive loss	—	—	—	—	—	(1,039)	(1,039)	—	(1,039)
Balance as of September 30, 2021	49,812,664	$32	$104,360	$(6,333)	$68,143	$102	$166,304	$379	$166,683

Issuance of common stock to shareholders of acquired business	40,000	—	244	—	—	—	244	—	244
Repurchase of common stock	(615,839)	—	—	(4,581)	—	—	(4,581)	—	(4,581)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	43,326	1	(50)	—	—	—	(49)	—	(49)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	118,831	—	280	—	—	—	280	—	280
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	422	—	—	—	422	—	422
Net income	—	—	—	—	6,539	—	6,539	76	6,615
Other comprehensive income	—	—	—	—	—	117	117	—	117
Balance as of December 31, 2021	49,398,982	$33	$105,256	$(10,914)	$74,682	$219	$169,276	$305	$169,581

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	47,516	—	(11)	—	—	—	(11)	—	(11)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(210)	(210)
Share-based compensation	—	—	539	—	—	—	539	—	539
Net income	—	—	—	—	13,567	—	13,567	756	14,323
Other comprehensive income	—	—	—	—	—	479	479	—	479
Balance as of March 31, 2022	49,446,498	$33	$105,784	$(10,914)	$88,249	$698	$183,850	$851	$184,701

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands)	2023	2022
		(as restated)
OPERATING ACTIVITIES:
Net income	$17,981	$28,633
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Share-based compensation	1,832	1,311
Amortization of intangible assets	12,650	7,900
Depreciation and amortization of property, technology, and equipment	5,592	5,486
Deferred income tax benefit	(4,178)	(918)
Amortization of debt issuance costs	373	377
Change in fair value of contingent consideration	(387)	607
Other	(64)	1,316
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	67,072	(73,002)
Contract assets	27,738	(27,429)
Income tax receivable/payable	(1,442)	(764)
Prepaid expenses, deposits, and other assets	3,440	(20,487)
Operating lease right-of-use assets	6,228	6,732
Accounts payable	(43,738)	68,553
Operating partner commissions payable	(1,811)	1,150
Accrued expenses and other liabilities	(4,274)	1,461
Operating lease liabilities	(8,407)	(6,487)
Payment of contingent consideration	(2,500)	(1,377)
Net cash provided by (used for) operating activities	76,105	(6,938)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3,250)	(38,400)
Purchases of property, technology, and equipment	(7,063)	(6,191)
Proceeds from sale of property, technology, and equipment	77	158
Net cash used for investing activities	(10,236)	(44,433)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	67,500	116,144
Repayments of revolving credit facility	(102,500)	(27,619)
Payments of debt issuance costs	(820)	—
Repayments of notes payable and finance lease liabilities	(3,711)	(3,814)
Proceeds from sale of common stock	—	244
Repurchases of common stock	(5,000)	(6,256)
Payment of contingent consideration	—	(1,123)
Distributions to non-controlling interest	(240)	(360)
Proceeds from exercise of stock options	193	407
Payments of employee tax withholdings related to restricted stock units and stock options	(460)	(406)
Net cash provided by (used for) financing activities	(45,038)	77,217

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,705	498

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	26,536	26,344
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	25,067	14,344

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$51,603	$40,688

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$51,008	$40,046
Long-term restricted cash	595	642
Total cash, cash equivalents, and restricted cash, end of period	$51,603	$40,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$11,162	$11,708
Interest paid	$1,870	$1,891

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

Correction of Previously Reported Interim Condensed Consolidated Quarterly Financial Statement

The interim consolidated financial statements include corrections to the three and nine months ended March 31, 2022, which were presented in Note 20 to the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022, in the Company’s fiscal year 2022 Form 10-K filed on February 27, 2023. This revision corrected differences between the estimated accrual amounts and the actual revenues and expenses recorded due primarily to errors in the underlying shipment information used to calculate the original estimates of the accrued amounts. The revision resulted in a decrease to net income attributable to Radiant Logistics, Inc. of $772 and a decrease to basic earnings per share of $0.02 and diluted earnings per share of $0.01 from amounts previously reported for the three months ended March 31, 2022, and a decrease to net income attributable to Radiant Logistics, Inc. of $651 and a decrease to basic earnings per share of $0.02 and diluted earnings per share of $0.01 from amounts previously reported for the nine months period ended March 31, 2022. Previously reported net cash used for operating activities, net cash used for investing activities, and net cash provided by financing activities for the three and nine months ended March 31, 2022 were not impacted.

The restated consolidated balance sheet line items as of March 31, 2022 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands)	Q3	Q3	Q3
Contract assets	$59,894	$13,992	$73,886
Total current assets	342,536	13,992	356,528
Total assets	554,934	13,992	568,926
Accounts payable	164,932	14,489	179,421
Operating partner commissions payable	16,038	178	16,216
Accrued expenses	11,512	(34)	11,478
Income tax payable	4,271	(157)	4,114
Total current liabilities	212,193	14,476	226,669
Total liabilities	369,749	14,476	384,225
Retained earnings	88,733	(484)	88,249
Total equity	185,185	(484)	184,701

The restated line items of the consolidated statements for comprehensive income for the three months ended March 31, 2022 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands, except per share data)	Q3	Q3	Q3
Revenues	$460,899	$(19,589)	$441,310
Cost of transportation and other services	376,036	(18,187)	357,849
Operating partner commissions	31,311	(325)	30,986
Personnel costs	19,907	(54)	19,853
Income from operations	18,497	(1,023)	17,474
Income tax expense	(4,527)	251	(4,276)
Net income	15,095	(772)	14,323
Net income attributable to Radiant Logistics, Inc.	14,339	(772)	13,567

Income per share:
Basic	$0.29	$(0.02)	$0.27
Diluted	$0.28	$(0.01)	$0.27

The restated line items of the consolidated statements of comprehensive income for the nine months ended March 31, 2022 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands, except per share data)	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Revenues	$1,079,783	$(3,297)	$1,076,486
Cost of transportation and other services	858,447	(1,278)	857,169
Operating partner commissions	90,825	(1,109)	89,716
Personnel costs	52,211	(46)	52,165
Income from operations	38,853	(861)	37,992
Income tax expense	(9,402)	211	(9,191)
Net Income	29,284	(651)	28,633
Net income attributable to Radiant Logistics, Inc.	28,366	(651)	27,715

Income per share:
Basic	$0.57	$(0.02)	$0.55
Diluted	$0.56	$(0.01)	$0.55

The restated line items of the consolidated cash flow statements for the nine months ended March 31, 2022 are as follows:

	Originally Reported	Adjustment	Restated
(In thousands)	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2022
OPERATING ACTIVITIES:
Net income	$29,284	$(651)	$28,633
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED FOR OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Contract assets	(30,725)	3,296	(27,429)
Income tax receivable/payable	(553)	(211)	(764)
Accounts payable	69,832	(1,279)	68,553
Operating partner commissions payable	2,259	(1,109)	1,150
Accrued expenses, other liabilities, and operating lease liabilities	(4,980)	(46)	(5,026)
Net cash used for operating activities	(6,938)	—	(6,938)

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

c) Cash, Cash Equivalents, and Restricted Cash

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash includes five months interest in a debt service reserve account for a senior secured Canadian term loan, which matures on April 1, 2024. The Company combines unrestricted and restricted cash for presentation in the Condensed Consolidated Statement of Cash Flows.

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

As of March 31, 2023, management believes there are no indications of impairment.

g) Long-Lived Assets

Long-lived assets, such as property, technology, and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted expected future cash flows to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent the carrying amount of the asset or asset group exceeds the fair value. Fair values of long-lived assets are determined through various techniques, such as applying probability weighted, expected present value calculations to the estimated future cash flows using assumptions a market participant would utilize or through the use of a third-party independent appraiser or valuation specialist. No impairment losses of long-lived assets were recorded during the nine months ended March 31, 2023 and 2022.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed upon destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as these promises aren’t distinct in the context of the contract. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue in-transit based upon the actual departure date and the delivery date, if available, or estimated delivery date based on the actual pick-up date and estimated average transit period by mode. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers.

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

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$203,062	$26,361	$(96)	$229,327
Value-added services (1)	5,382	9,462	—	14,844
Total	$208,444	$35,823	$(96)	$244,171

Timing of revenue recognition:
Services transferred over time	$207,061	$35,803	$(96)	$242,768
Services transferred at a point in time	1,383	20	—	1,403
Total	$208,444	$35,823	$(96)	$244,171

	Nine Months Ended March 31, 2023
	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$720,976	$88,016	$(351)	$808,641
Value-added services (1)	15,277	29,343	—	44,620
Total	$736,253	$117,359	$(351)	$853,261

Timing of revenue recognition:
Services transferred over time	$729,248	$117,339	$(351)	$846,236
Services transferred at a point in time	7,005	20	—	7,025
Total	$736,253	$117,359	$(351)	$853,261

	Three Months Ended March 31, 2022
	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Major service lines:
Transportation services	$388,350	$41,075	$(208)	$429,217
Value-added services (1)	5,654	6,439	—	12,093
Total	$394,004	$47,514	$(208)	$441,310

Timing of revenue recognition:
Services transferred over time	$391,267	$47,514	$(208)	$438,573
Services transferred at a point in time	2,737	—	—	2,737
Total	$394,004	$47,514	$(208)	$441,310

	Nine Months Ended March 31, 2022
	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Major service lines:
Transportation services	$944,467	$101,838	$(1,189)	$1,045,116
Value-added services (1)	10,875	20,495	—	31,370
Total	$955,342	$122,333	$(1,189)	$1,076,486

Timing of revenue recognition:
Services transferred over time	$950,891	$122,333	$(1,189)	$1,072,035
Services transferred at a point in time	4,451	—	—	4,451
Total	$955,342	$122,333	$(1,189)	$1,076,486
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

Contract Assets

Contract assets represent estimated amounts for which the Company has the right to consideration for the services provided while a shipment is still in-transit, for which it has not yet completed the performance obligation, where the customer has not yet been invoiced and unbilled amounts for which the Company has the right to consideration for services on completed shipments. Upon completion of the performance obligations and invoicing, which can vary in duration based upon the method of transport, these amounts become classified within accounts receivable.

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

j) Defined Contribution Savings Plans

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $573 and $1,436 for the three and nine months ended March 31, 2023, respectively, and $507 and $1,191 for the three and nine months ended March 31, 2022, respectively.

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

m) Basic and Diluted Income per Share Allocable to Common Stockholders

Basic income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares, such as restricted stock units and stock options, had been issued and were considered dilutive.

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

o) Leases

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liabilities; and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liabilities; and finance lease liabilities, net of current portion in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease, which the Company has not included in its calculation of ROU assets or lease liabilities as it is not reasonably certain that the option will be exercised in the normal course of business.

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2023 and 2022 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. We exclude variable payments from lease ROU assets and lease liabilities, to the extent they are not considered fixed, and are expense as incurred. Variable lease costs for the three and nine months ended March 31, 2023 and 2022 are immaterial.

For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

We perform an impairment analysis on ROU assets as of April 1 of each year or more frequently if facts or circumstances indicate, and as of March 31, 2023, there was no impairment to ROU assets.

p) Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of March 31, 2023, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized in other income (expense) in the condensed consolidated statements of comprehensive income.

q) Treasury Stock

Treasury stock is reflected as a reduction of stockholders’ equity at cost. As of March 31, 2023, there have been no reissuances of treasury stock.

r) Reclassifications of Previously Issued Financial Statements

Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders’ equity from such reclassifications.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2023	2022	2023	2022
		(as restated)		(as restated)
Numerator:
Net income attributable to Radiant Logistics, Inc.	$4,183	$13,567	$17,452	$27,715

Denominator:
Weighted average common shares outstanding, basic	48,180,834	49,443,267	48,391,310	49,675,642
Dilutive effect of share-based awards	1,124,157	1,189,026	1,288,689	1,167,537

Weighted average common shares outstanding, diluted	49,304,991	50,632,293	49,679,999	50,843,179

Potentially dilutive common shares excluded	110,000	110,000	106,667	114,928

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through November 2033.

We have lease commitments that have been executed, but have not yet commenced. The undiscounted future lease payments of these commitments total $26,476 and are excluded from the tables below.

The components of lease expense were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Operating:
Operating lease cost	$4,027	$2,575	$10,650	$7,386

Financing:
Amortization of leased assets	184	156	517	468
Interest on lease liabilities	16	24	53	79

Total finance lease cost	$200	$180	$570	$547

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$8,407	$6,487
Operating cash flows arising from finance leases	53	80
Financing cash flows arising from finance leases	429	558

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$24,471	$7,909

Supplemental balance sheet information related to leases was as follows:

	March 31,	June 30,
(In thousands)	2023	2022
Operating lease:
Operating lease right-of-use assets	$58,307	$41,111

Current portion of operating lease liabilities	11,184	7,641
Operating lease liabilities, net of current portion	53,593	37,776

Total operating lease liabilities	$64,777	$45,417

Finance lease:
Property, technology, and equipment, net	$1,521	$2,039

Current portion of finance lease liabilities	531	577
Finance lease liabilities, net of current portion	823	1,223

Total finance lease liabilities	$1,354	$1,800

Weighted average remaining lease term:
Operating leases	6.4 years	5.5 years
Finance leases	2.6 years	3.4 years

Weighted average discount rate:
Operating leases	5.16%	4.33%
Finance leases	4.50%	4.54%

As of March 31, 2023, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2023 (remaining)	3,555	150
2024	14,085	569
2025	13,647	539
2026	11,915	175
2027	10,424	—
Thereafter	24,114	—

Total lease payments	77,740	1,433

Less imputed interest	(12,963)	(79)

Total lease liabilities	$64,777	$1,354

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		March 31,	June 30,
(In thousands)	Useful Life	2023	2022
Computer software	3 - 5 years	$26,983	$26,324
Trailers and related equipment	3 - 15 years	6,625	6,639
Office and warehouse equipment	3 - 15 years	13,724	10,307
Leasehold improvements	(1)	8,782	7,588
Computer equipment	3 - 5 years	4,733	4,272
Furniture and fixtures	3 - 15 years	1,555	1,514

Property, technology, and equipment		62,402	56,644
Less: accumulated depreciation and amortization		(37,150)	(31,821)

Property, technology, and equipment, net		$25,252	$24,823
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,908 and $5,592 for the three and nine months ended March 31, 2023, respectively, and $1,909 and $5,486 for the three and nine months ended March 31, 2022, respectively. Computer software includes approximately $686 and $1,032 of software in development as of March 31, 2023 and June 30, 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The table below reflects the changes in the carrying amount of goodwill for the nine months ended March 31, 2023:

(In thousands)	Total
Balance as of June 30, 2022	$88,199
Acquisition	1,766
Foreign currency translation loss	(996)

Balance as of March 31, 2023	$88,969

We considered uncertainties as part of our determination as to whether any triggering events occurred during the three months ended March 31, 2023, which would indicate an impairment of goodwill is more-likely-than-not. Based on our assessment, there were no triggering events identified that would have an adverse impact on our business; and therefore, no impairment was identified for our goodwill as of March 31, 2023.

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

Intangible Assets

The Company is in the process of rebranding certain trade names. We will rebrand certain trade names in connection with the Company’s long-term growth strategy and make it more consistent across our business and better serve our customers. We will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expense from June 2022 to December 2022.

Intangible assets consisted of the following as of March 31, 2023 and June 30, 2022, respectively:

	March 31, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.4 years	$117,156	$(84,509)	$32,647
Trade names and trademarks	7.9 years	15,443	(12,436)	3,007
Licenses	4.0 years	770	(462)	308
Developed technology (1)	3.7 years	4,091	(1,091)	3,000
Covenants not to compete	1.8 years	1,433	(1,236)	197

		$138,893	$(99,734)	$39,159

	June 30, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$114,974	$(78,736)	$36,238
Trade names and trademarks	3.8 years	15,700	(7,670)	8,030
Licenses	4.8 years	808	(424)	384
Developed technology (1)	4.4 years	4,091	(477)	3,614
Covenants not to compete	2.6 years	1,433	(1,154)	279

		$137,006	$(88,461)	$48,545

(1)
Developed technology was acquired as one of the assets obtained in the acquisition of Navegate, Inc., which is described in Note 17.

Total amortization expense amounted to $2,641 and $12,650 for the three and nine months ended March 31, 2023, respectively, and $2,775 and $7,900 for the three and nine months ended March 31, 2022, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2023 (remaining)	$2,641
2024	10,200
2025	8,210
2026	3,425
2027	2,852

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	March 31,	June 30,
(In thousands)	2023	2022
Revolving credit facility	$27,525	$62,525
Senior secured loans	5,238	8,902
Unamortized debt issuance costs	(126)	(133)

Total notes payable	32,637	71,294
Less: current portion	(4,580)	(4,575)

Total notes payable, net of current portion	$28,057	$66,719

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2023 (remaining)	$1,117
2024	4,121
2025	—
2026	—
2027	—
Thereafter	27,525

Total	$32,763

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Revolving Credit Facility includes a $75,000 accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of March 31, 2023, the interest rate was 6.19%.

For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada (formerly, Wheels International Inc.), Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of March 31, 2023, the amount of $595 is recorded as long-term restricted cash in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of March 31, 2023, $3,613 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company and its U.S. and Canadian subsidiaries are guarantors of the Radiant Canada obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of March 31, 2023, $1,625 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of March 31, 2023, the Company was in compliance with all of its covenants.

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

The Company uses an interest rate swap for the management of interest rate risk exposure, as the interest rate swap effectively converts a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swap is an agreement between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contract prior to its expiration date, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $2,077 and $1,846 recorded in deposits and other assets in the condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively.

Neither interest rate swap contracts is designated as a hedge; gains and losses from changes in fair value are recognized in other income (expense) in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on March 31, 2023 or June 30, 2022.

Common Stock

In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under our repurchase programs, the Company purchased 839,864 shares of its common stock at an average cost of $5.95 per share for an aggregate cost of $5,000 and 870,733 shares of its common stock at an average cost of $7.18 per share for an aggregate cost of $6,256 during the nine months ended March 31, 2023 and 2022, respectively.

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

RLP recorded $602 and $882 in net income, of which RCP’s distributable share was $361 and $529 for the three and nine months ended March 31, 2023, respectively. RLP recorded $1,260 and $1,531 in net income, of which RCP’s distributable share was $756 and $918 for the three and nine months ended March 31, 2022, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

(In thousands)	Fair Value Measurements as of March 31, 2023
	Level 3	Total
Contingent consideration	$(4,630)	$(4,630)
Interest rate swap contracts (derivatives)	2,077	2,077

	Fair Value Measurements as of June 30, 2022
	Level 3	Total
Contingent consideration	$(5,530)	$(5,530)
Interest rate swap contracts (derivatives)	1,846	1,846

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (derivatives)
Balance as of June 30, 2022	$(5,530)	$1,846
Increase related to acquisition	(1,987)	—
Contingent consideration paid	2,500	—
Change in fair value	387	231

Balance as of March 31, 2023	$(4,630)	$2,077

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over their stated earn-out periods. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the condensed consolidated statements of comprehensive income. The change in fair value in each period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

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

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
DCA contingent consideration	$(3,470)	Discounted cash flows	Actual EBITDA over the three-year earn-out period ended January 2023	> $14,900
			Risk-adjusted discount rate	12.0%
Cascade contingent consideration	$(1,159)	Discounted cash flows	Projected gross margin over the two-year earn-out period ending September 2024	>$6,400
			Risk-adjusted discount rate	16.9%

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

NOTE 13 – INCOME TAXES

For the three and nine months ended March 31, 2023 and 2022, respectively, the Company’s income tax expense is composed of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
		(as restated)		(as restated)
Current income tax expense	$3,858	$4,660	$9,748	$10,109
Deferred income tax benefit	(2,512)	(384)	(4,178)	(918)

Income tax expense	$1,346	$4,276	$5,570	$9,191

The Company’s effective tax rates prior to discrete items for the three and nine months ended March 31, 2023 and 2022 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the nine months ended March 31, 2023 results in an effective tax rate of 24.55%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which is discretely recognized through the nine months ended March 31, 2023 and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2023. The actual income tax through the nine months ended March 31, 2022 was 25.52%, which was higher than the U.S. federal statutory rate due to earnings in foreign operations and state taxes and reduced by share-based compensation benefits. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $525 and $1,779 for the three and nine months ended March 31, 2023, respectively, and $522 and $1,259 for the three and nine months ended March 31, 2022, respectively. As of March 31, 2023, the Company had approximately $3,626 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.80 years.

The following table summarizes restricted stock unit activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2022	962,998	$6.17
Vested	(246,229)	5.56
Granted	333,803	6.90
Forfeited	(24,021)	6.08

Unvested balance as of March 31, 2023	1,026,551	$6.56

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $53 for the three and nine months ended March 31, 2023, respectively, and $17 and $52 for the three and nine months ended March 31, 2022, respectively. The aggregate intrinsic value of options exercised was $11 and $341 for the three and nine months ended March 31, 2023, respectively, and $356 and $939 for the three and nine months ended March 31, 2022, respectively. As of March 31, 2023, the Company had approximately $226 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 3.18 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2022	1,105,084	$4.06	3.09	$3,719
Exercised	(104,327)	1.91	—	341

Outstanding as of March 31, 2023	1,000,757	$4.28	2.55	$2,372

Exercisable as of March 31, 2023	920,757	$4.01	2.06	$2,372

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of March 31, 2023.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred before the Company took its systems offline. We notified law enforcement, provided notice to customers apprising them of the situation and provided any notices that may be required by applicable law related to potential Personal Identifiable Information (PII data) exposure. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2023 (remaining)	2024	2025	Total
Earn-out payments:
Cash	$347	$3,522	$761	$4,630

Total estimated earn-out payments	$347	$3,522	$761	$4,630

Other Contractual Commitments

As of March 31, 2023, we have $2,171 of non-cancelable contractual commitments related to warehouse equipment due within one year.

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

As of and for the Three Months Ended March 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$208,444	$35,823	$(96)	$244,171
Income (loss) from operations	7,546	2,914	(4,202)	6,258
Other income (expense)	413	41	(822)	(368)
Income (loss) before income taxes	7,959	2,955	(5,024)	5,890
Depreciation and amortization	1,069	838	2,642	4,549
Total assets	325,896	108,034	—	433,930
Property, technology, and equipment, net	9,953	15,299	—	25,252
Goodwill	68,991	19,978	—	88,969

As of and for the Three Months Ended March 31, 2022	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Revenues	$394,004	$47,514	$(208)	$441,310
Income (loss) from operations	17,381	3,991	(3,898)	17,474
Other income (expense)	166	(29)	988	1,125
Income (loss) before income taxes	17,547	3,962	(2,910)	18,599
Depreciation and amortization	1,440	947	2,297	4,684
Total assets	472,980	95,946	—	568,926
Property, technology, and equipment, net	12,331	13,616	—	25,947
Goodwill	67,226	21,587	—	88,813

As of and for the Nine Months Ended March 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$736,253	$117,359	$(351)	$853,261
Income (loss) from operations	27,836	13,720	(17,260)	24,296
Other income (expense)	564	391	(1,700)	(745)
Income (loss) before income taxes	28,400	14,111	(18,960)	23,551
Depreciation and amortization	4,206	2,407	11,629	18,242
Total assets	325,896	108,034	—	433,930
Property, technology, and equipment, net	9,953	15,299	—	25,252
Goodwill	68,991	19,978	—	88,969

As of and for the Nine Months Ended March 31, 2022	United States	Canada	Corporate/ Eliminations	Total
(In thousands)	(as restated)			(as restated)
Revenues	$955,342	$122,333	$(1,189)	$1,076,486
Income (loss) from operations	39,438	11,245	(12,691)	37,992
Other income (expense)	485	135	(788)	(168)
Income (loss) before income taxes	39,925	11,378	(13,479)	37,824
Depreciation and amortization	3,470	2,638	7,278	13,386
Total assets	472,980	95,946	—	568,926
Property, technology, and equipment, net	12,331	13,616	—	25,947
Goodwill	67,226	21,587	—	88,813

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2023 Acquisition

On October 1, 2022, the Company, through its wholly-owned subsidiary, acquired the assets and operations of its of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based, privately held company that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007. As part of the post-acquisition integration activities, Cascade has combined with existing Company‑owned operations in Minneapolis and will be able to leverage the Company’s Global Trade Management (“GTM”) platform to strengthen purchase order and vendor management service offerings. As consideration for the acquisition, the Company paid $3,250 in cash upon closing, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation.

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

After management’s review of post-acquisition integration activities, it was determined that the leased facility had no future economic benefit to the Company and abandoned the lease. For the nine months ended March 31, 2023, a lease abandonment charge of $30 was recognized in the condensed consolidated statements of comprehensive income.

The results of operations from Cascade were included in the condensed consolidated financial statements from the date of acquisition. However, they were immaterial and thus no proforma presentation was necessary.

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

The fair values of the intangible assets were estimated by the Company with the assistance of valuation specialists. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the U.S. operating segment and is not deductible for income tax purposes.

Intangible assets acquired and their respective useful lives are estimated as follows:

(In thousands)	Purchase Price Allocation	Adjustments	Final Purchase Price Allocation	Useful Life
Customer related	$12,392	$910	$13,302	15 years
Developed technology	3,942	149	4,091	5 years
Trade name	1,500	129	1,629	10 years
	$17,834	$1,188	$19,022

Navegate results were immaterial to the condensed consolidated financial statements and thus no proforma presentation was necessary.

NOTE 18 – SUBSEQUENT EVENTS

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 10, we have purchased 651,917 shares of Common Stock subsequent to March 31, 2023 and through May 5, 2023 for a total cost of $4,207 inclusive of transaction costs, bringing the total Common Stock repurchased under the plan to 2,243,840 shares.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, including the potential future impacts of a pandemic, higher inflation and oil prices, rising interest rates and the conflict in Ukraine, and could have a negative impact on our business and financial results. As demand softens and pandemic restrictions subsided, port congestions cleared, shortages of labor and equipment eased resulting in excess carrier capacity over demand. These conditions could impact our financial results.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and excludes the non-cash effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment; and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, transition and lease termination costs, foreign currency transaction gains and losses, extraordinary items, share-based compensation expense, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended March 31, 2023 and 2022 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Revenues
Transportation	$203,062	$26,361	$(96)	$229,327	$388,350	$41,075	$(208)	$429,217
Value-added services	5,382	9,462	—	14,844	5,654	6,439	—	12,093
	208,444	35,823	(96)	244,171	394,004	47,514	(208)	441,310
Cost of transportation and other services
Transportation	148,190	20,973	(96)	169,067	320,524	30,765	(208)	351,081
Value-added services	3,605	4,482	—	8,087	757	6,011	—	6,768
	151,795	25,455	(96)	177,154	321,281	36,776	(208)	357,849
Adjusted gross profit (1)
Transportation	54,872	5,388	—	60,260	67,826	10,310	—	78,136
Value-added services	1,777	4,980	—	6,757	4,897	428	—	5,325
	$56,649	$10,368	$—	$67,017	$72,723	$10,738	$—	$83,461
Adjusted gross profit percentage
Transportation	27.0%	20.4%	N/A	26.3%	17.5%	25.1%	N/A	18.2%
Value-added services	33.0%	52.6%	N/A	45.5%	86.6%	6.6%	N/A	44.0%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $229.3 million and $429.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $199.9 million, or 46.6% is primarily attributable to a significant decrease in international and ocean rates, including significantly lower ocean volumes, and a lack of non-recurring charter business which occurred in the year ago period. Adjusted transportation gross profit was $60.3 million and $78.1 million for the three months ended March 31, 2023 and 2022, respectively. Net transportation margins increased from 18.2% to 26.3%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean shipments and charter business.

Value-added services revenue was $14.8 million and $12.1 million, for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.8 million, or 22.7%, is primarily attributed to increases in the value-added services associated with our Canada segment. Adjusted value-added services gross profit was $6.8 million for the three months ended March 31, 2023, compared to $5.3 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased slightly at 45.5%.

The following table provides a reconciliation for the three months ended March 31, 2023 and 2022 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2023	2022
		(as restated)
Revenues	$244,171	$441,310
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(177,154)	(357,849)
Depreciation and amortization	(3,205)	(3,322)
GAAP gross profit	$63,812	$80,139
Depreciation and amortization	3,205	3,322
Adjusted gross profit	$67,017	$83,461

GAAP gross margin (GAAP gross profit as a percentage of revenues)	26.1%	18.2%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	27.4%	18.9%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Adjusted gross profit (1)	$56,649	$10,368	$—	$67,017	$72,723	$10,738	$—	$83,461

Operating expenses:
Operating partner commissions	26,499	—	—	26,499	30,986	—	—	30,986
Personnel costs	15,181	4,438	198	19,817	15,581	4,083	189	19,853
Selling, general and administrative expenses	6,354	2,178	2,059	10,591	7,335	1,717	1,260	10,312
Depreciation and amortization	1,069	838	2,642	4,549	1,440	947	2,297	4,684
Change in fair value of contingent consideration	—	—	(697)	(697)	—	—	152	152

Total operating expenses	49,103	7,454	4,202	60,759	55,342	6,747	3,898	65,987

Income (loss) from operations	7,546	2,914	(4,202)	6,258	17,381	3,991	(3,898)	17,474
Other (expense) income	413	41	(822)	(368)	166	(29)	988	1,125

Income (loss) before income taxes	7,959	2,955	(5,024)	5,890	17,547	3,962	(2,910)	18,599
Income tax expense	—	—	(1,346)	(1,346)	—	—	(4,276)	(4,276)

Net income (loss)	7,959	2,955	(6,370)	4,544	17,547	3,962	(7,186)	14,323
Less: Net income attributable to non-controlling interest	(361)	—	—	(361)	(756)	—	—	(756)

Net income attributable to Radiant Logistics, Inc.	$7,598	$2,955	$(6,370)	$4,183	$16,791	$3,962	$(7,186)	$13,567

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)

Operating partner commissions	46.8%	0.0%	N/A	39.5%	42.6%	0.0%	N/A	37.1%
Personnel costs	26.8%	42.8%	N/A	29.6%	21.4%	38.0%	N/A	23.8%
Selling, general and administrative expenses	11.2%	21.0%	N/A	15.8%	10.1%	16.0%	N/A	12.4%
Depreciation and amortization	1.9%	8.1%	N/A	6.8%	2.0%	8.8%	N/A	5.6%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Operating partner commissions decreased $4.5 million, or 14.5%, to $26.5 million for the three months ended March 31, 2023. The decrease is primarily due to a reduction in the number of strategic operating partners. As a percentage of adjusted gross profit, operating partner commissions increased 241 basis points to 39.5% from 37.1% for the three months ended March 31, 2023 and 2022, respectively.

Personnel costs remained relatively consistent, decreasing by 0.2%, between the three months ended March 31, 2023 and 2022.

Selling, general and administrative (“SG&A”) expenses increased $0.3 million, or 2.7%, to $10.6 million for the three months ended March 31, 2023. The increase is primarily due to increased professional services fees, travel expenses, and facilities costs, partially offset by lower bank fees. As a percentage of adjusted gross profit, SG&A increased 340 basis points to 15.8% from 12.4% for the three months ended March 31, 2023 and 2022, respectively.

Depreciation and amortization costs decreased $0.1 million, or 2.9%, to $4.5 million for the three months ended March 31, 2023.

Our decrease in net income is driven principally by decreased adjusted gross profit, and increased other expense, partially offset by decreased operating partner commissions and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts that are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2023 and 2022 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Net income attributable to Radiant Logistics, Inc.	$7,598	$2,955	$(6,370)	$4,183	$16,791	$3,962	$(7,186)	$13,567
Income tax expense	—	—	1,346	1,346	—	—	4,276	4,276
Depreciation and amortization (2)	1,183	838	2,642	4,663	1,440	947	2,297	4,684
Net interest expense	—	—	467	467	—	—	997	997

EBITDA	8,781	3,793	(1,915)	10,659	18,231	4,909	384	23,524

Share-based compensation	355	34	154	543	472	67	—	539
Change in fair value of contingent consideration	—	—	(697)	(697)	—	—	152	152
Acquisition related costs	—	—	98	98	—	—	6	6
Ransomware incident related costs, net	—	—	12	12	—	—	279	279
Litigation costs	—	—	384	384	—	—	163	163
Change in fair value of interest rate swap contracts	—	—	355	355	—	—	(1,985)	(1,985)
Restatement costs	—	—	537	537	—	—	—	—
Foreign currency transaction (gain) loss	(292)	(39)	—	(331)	(120)	15	—	(105)

Adjusted EBITDA	$8,844	$3,788	$(1,072)	$11,560	$18,583	$4,991	$(1,001)	$22,573
Adjusted EBITDA as a % of adjusted gross profit (1)	15.6%	36.5%	N/A	17.2%	25.6%	46.5%	N/A	27.0%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

Nine months ended March 31, 2023 and 2022 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31, 2023				Nine Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Revenues
Transportation	$720,976	$88,016	$(351)	$808,641	$944,467	$101,838	$(1,189)	$1,045,116
Value-added services	15,277	29,343	—	44,620	10,875	20,495	—	31,370
	736,253	117,359	(351)	853,261	955,342	122,333	(1,189)	1,076,486
Cost of transportation and other services
Transportation	546,496	68,816	(351)	614,961	762,399	82,197	(1,189)	843,407
Value-added services	7,361	13,414	—	20,775	4,249	9,513	—	13,762
	553,857	82,230	(351)	635,736	766,648	91,710	(1,189)	857,169
Adjusted gross profit (1)
Transportation	174,480	19,200	—	193,680	182,068	19,641	—	201,709
Value-added services	7,916	15,929	—	23,845	6,626	10,982	—	17,608
	$182,396	$35,129	$—	$217,525	$188,694	$30,623	$—	$219,317
Adjusted gross profit percentage
Transportation	24.2%	21.8%	N/A	24.0%	19.3%	19.3%	N/A	19.3%
Value-added services	51.8%	54.3%	N/A	53.4%	60.9%	53.6%	N/A	56.1%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $808.6 million and $1,045.1 million for the nine months ended March 31, 2023 and 2022, respectively. The decrease of $236.5 million, or 22.6%, is primarily attributable to decrease in ocean and international rates and volumes as well as non-recurring charter business which occurred in the year ago period. Adjusted transportation gross profit was $193.7 million and $201.7 million for the nine months ended March 31, 2023 and 2022, respectively. Net transportation margins increased from 19.3% to 24.0%, primarily due to a higher mix of domestic and international shipments, which have higher gross profit margin characteristics than ocean shipments and a lack of low margin charter business in the current period.

Value-added services revenue was $44.6 million and $31.4 million, for the nine months ended March 31, 2023 and 2022, respectively. The increase of $13.3 million, or 42.2%, is primarily attributed to increases in the value-added services associated with our Canada segment. Adjusted value-added services gross profit was $23.8 million for the nine months ended March 31, 2023, compared to $17.6 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 56.1% to 53.4%.

The following table provides a reconciliation for the nine months ended March 31, 2023 and 2022 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Nine Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2023	2022
		(as restated)
Revenues	$853,261	$1,076,486
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(635,736)	(857,169)
Depreciation and amortization	(8,545)	(9,653)
GAAP gross profit	$208,980	$209,664
Depreciation and amortization	8,545	9,653
Adjusted gross profit	$217,525	$219,317

GAAP gross margin (GAAP gross profit as a percentage of revenues)	24.5%	19.5%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	25.5%	20.4%

The following table compares condensed consolidated statements of comprehensive income data by portable operating segments for the nine months ended March 31, 2023 and 2022:

	Nine Months Ended March 31, 2023				Nine Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Adjusted gross profit (1)	$182,396	$35,129	$—	$217,525	$188,694	$30,623	$—	$219,317

Operating expenses:
Operating partner commissions	87,116	—	—	87,116	89,716	—	—	89,716
Personnel costs	46,332	13,222	675	60,229	39,077	11,856	1,232	52,165
Selling, general and administrative expenses	16,876	5,780	5,343	27,999	16,993	4,884	3,574	25,451
Depreciation and amortization	4,206	2,407	11,629	18,242	3,470	2,638	7,278	13,386
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of contingent consideration	—	—	(387)	(387)	—	—	607	607

Total operating expenses	154,560	21,409	17,260	193,229	149,256	19,378	12,691	181,325

Income from operations	27,836	13,720	(17,260)	24,296	39,438	11,245	(12,691)	37,992
Other expense	564	391	(1,700)	(745)	486	133	(787)	(168)

Income before income taxes	28,400	14,111	(18,960)	23,551	39,924	11,378	(13,478)	37,824
Income tax expense	—	—	(5,570)	(5,570)	—	—	(9,191)	(9,191)

Net income	28,400	14,111	(24,530)	17,981	39,924	11,378	(22,669)	28,633
Less: net income attributable to non- controlling interest	(529)	—	—	(529)	(918)	—	—	(918)

Net income attributable to Radiant Logistics, Inc.	$27,871	$14,111	$(24,530)	$17,452	$39,006	$11,378	$(22,669)	$27,715

	Nine Months Ended March 31, 2023				Nine Months Ended March 31, 2022
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)			(as restated)
Operating partner commissions	47.8%	0.0%	N/A	40.0%	47.5%	0.0%	N/A	40.9%
Personnel costs	25.4%	37.6%	N/A	27.7%	20.7%	38.7%	N/A	23.8%
Selling, general and administrative expenses	9.3%	16.5%	N/A	12.9%	9.0%	15.9%	N/A	11.6%
Depreciation and amortization	2.3%	6.9%	N/A	8.4%	1.8%	8.6%	N/A	6.1%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Operating partner commissions decreased $2.6 million, or 2.9%, to $87.1 million for the nine months ended March 31, 2023. The decrease is primarily due to decreased adjusted gross profit generated from operating partner stations. As a percentage of adjusted gross profit, operating partner commissions decreased 86 basis points to 40.0% from 40.9% for the nine months ended March 31, 2023 and 2022, respectively, as a result of a higher percentage of adjusted gross profit coming from operating partner locations over the prior year period.

Personnel costs increased $8.1 million, or 15.5%, to $60.2 million for the nine months ended March 31, 2023. The increase is primarily due to increased workforce and the inclusion of personnel costs from Navegate for nine months, compared to four months in the prior year period. As a percentage of adjusted gross profit, personnel costs increased 390 basis points to 27.7% from 23.8% for the nine months ended March 31, 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expenses increased $2.5 million, or 10.0%, to $28.0 million for the nine months ended March 31, 2023. The increase is primarily due to increased IT related initiatives, professional services fees, and facilities costs, as well as the inclusion of Navegate for nine months, compared to four months in the prior year period. As a percentage of adjusted gross profit, SG&A increased 127 basis points to 12.9% from 11.6% for the nine months ended March 31, 2023 and 2022, respectively.

Depreciation and amortization costs increased $4.9 million, or 36.3%, to $18.2 million for the nine months ended March 31, 2023. The increase is primarily due to the acquisition of Navegate and the accelerated amortization of certain trade names resulting from the rebranding of certain trade names.

Our decrease in net income is driven principally by decreased adjusted gross profit, and increased operating expenses, partially offset by decreased income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts that are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2023 and 2022 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Nine Months Ended March 31, 2023				Nine Months Ended March 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
					(as restated)		(as restated)	(as restated)
Net income attributable to Radiant Logistics, Inc.	$27,871	$14,111	$(24,530)	$17,452	$39,006	$11,378	$(22,669)	$27,715
Income tax expense	—	—	5,570	5,570	—	—	9,191	9,191
Depreciation and amortization (2)	4,549	2,407	11,629	18,585	3,470	2,638	7,278	13,386
Net interest expense	—	—	1,931	1,931	—	—	2,349	2,349

EBITDA	32,420	16,518	(5,400)	43,538	42,476	14,016	(3,851)	52,641

Share-based compensation	1,126	163	543	1,832	1,028	186	97	1,311
Change in fair value of contingent consideration	—	—	(387)	(387)	—	—	607	607
Acquisition related costs	—	—	147	147	—	—	502	502
Ransomware incident related costs, net	—	—	12	12	—	—	1,031	1,031
Litigation costs	—	—	751	751	—	—	484	484
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of interest rate swap contracts	—	—	(231)	(231)	—	—	(1,562)	(1,562)
Restatement costs (3)	—	—	1,544	1,544	—	—	—	—
Foreign currency transaction gain	(417)	(385)	—	(802)	(426)	(54)	—	(480)

Adjusted EBITDA	$33,159	$16,296	$(3,021)	$46,434	$43,078	$14,148	$(2,692)	$54,534
Adjusted EBITDA as a % of adjusted gross profit (1)	18.2%	46.4%	N/A	21.3%	22.8%	46.2%	N/A	24.9%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.
(3)
Restatement costs include $1.0 million for the six months ended December 31, 2022 not previously included.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of March 31, 2023, we have $51.0 million in unrestricted cash on hand to serve as adequate working capital.

Net cash provided by operating activities was $76.1 million for the nine months ended March 31, 2023. Net cash used for operating activities was $6.9 million for the nine months ended March 31, 2022. The cash used for or provided by primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, accrued and other liabilities, operating lease liabilities, and payment of contingent consideration. Cash flow from operating activities for the nine months ended March 31, 2023 increased by $83.0 million, compared with the same period in fiscal year 2022, primarily due to increased depreciation and amortization, and net changes in operating assets and liabilities.

Net cash used for investing activities were $10.2 million and $44.4 million for the nine months ended March 31, 2023 and 2022, respectively. Cash paid for acquisitions were $3.3 million and $38.4 million for the nine months ended March 31, 2023 and 2022, respectively. Cash paid for purchases of property, technology, and equipment were $7.1 million and $6.2 million for the nine months ended March 31, 2023 and 2022, respectively. Proceeds from sale of property, technology, and equipment were nominal for both of the nine months ended March 31, 2023 and 2022.

Net cash used for financing activities was $45.0 million for the nine months ended March 31, 2023. Net cash provided by financing activities was $77.2 million for the nine months ended March 31, 2022. Net repayments of the Revolving Credit Facility were $35.0 million for the nine months ended March 31, 2023, compared to net proceeds from the Revolving Credit Facility of $88.5 million for the nine months ended March 31, 2022. Payments of debt issuance costs were $0.8 million for the nine months ended March 31, 2023. Repayments of notes payable and finance lease liabilities were $3.7 million and $3.8 million for the nine months ended March 31, 2023 and 2022, respectively. Proceeds from sale of common stock were $0.2 million for the nine months ended March 31, 2022. Payments for repurchases of common stock was $5.0 million and $6.3 million for the nine months ended March 31, 2023 and 2022, respectively. Payment of contingent consideration was $1.1 million for the nine months ended March 31, 2022. Distributions to non-controlling interest were $0.2 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively. Proceeds from exercise of stock options were $0.2 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Revolving Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. On March 31, 2023, the borrowings outstanding on the Revolving Credit Facility was $27.5 million. The Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MFUG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term SOFR plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Credit Facility.

For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $0.13 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2023, was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of March 31, 2023 due to the existence of material weaknesses described below.

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

In response to this material weakness, the Company began taking corrective action during fiscal year 2022 to address the material weakness and provide reasonable assurance that future errors in revenue transactions would be prevented and/or detected in a timely manner. The Company’s corrective actions include, but are not limited to, working with strategic operating partners and company‑owned stations to understand their processes and controls, communicating the critical data elements in our revenue accrual process, further refining our accrual process to be more granular, and performing additional review procedures and analysis of unposted and subsequently‑posted shipments in an effort to improve the overall accuracy of the revenue accrual.

As of March 31, 2023, remediation is ongoing. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenue.

The Company will continue evaluating the appropriate corrective actions to remediate the material weakness during fiscal year 2023 to strengthen our internal controls over the recording of revenues.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of March 31, 2023.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are complete, and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred before the Company took its systems offline. We notified law enforcement, provided notice to customers apprising them of the situation and provided any notices that may be required by applicable law related to potential Personal Identifiable Information (PII data) exposure. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. The Company did not purchase shares of common stock during the three months ended March 31, 2023. As of March 31, 2023, future repurchases of up to 3,408,077 shares were available in the share repurchase program.

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

RADIANT LOGISTICS, INC.

Date: May 10, 2023	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)