Form 10-K
period 2023-06-30
RADIANT LOGISTICS, INC
filed 2023-09-13
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2022 was approximately $188 million.

As of September 5, 2023, 47,292,971 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2023.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of COVID-19 or any other health pandemic or environment event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel; labor and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from the ransomware incident that we reported in December of 2021 or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents, like the ransomware incident; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements; our longer-term relationship with our senior lenders as a consequence of our need to restate our financial statements; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to remediate during fiscal year 2024 certain material weaknesses in our internal controls over financial reporting, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. In addition, the global economic climate and additional or unforeseen effects from the COVID-19 pandemic or other unexpected health pandemics, may amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), operates as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large and diversified account base across a range of industries and geographies, which is supported from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 25 Company-owned offices. As a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

Offer significant advantages to our strategic operating partners

Our current network is predominantly represented by independent agents, who operate exclusively on our behalf, who we also refer to as our “strategic operating partners,” who rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of their business without diverting costs or expertise to the structural aspect of their operations, thus, providing our strategic operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve acting alone.

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

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender and financial settlement process) drives significant efficiency across our network. Through our December 2021 acquisition of Navegate we now also have access to a proprietary global trade management platform that will provide purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery in the U.S. We believe this will allow us to further differentiate ourselves in the marketplace and provide additional support for both current and prospective customers.

Global network of transportation providers

We provide worldwide supply chain services, which include international air and ocean services that complement our domestic service offerings. Our offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time-definite surface transport moves. Our non-asset-based business model allows us to use commercial passenger and cargo flights. Thus, we have thousands of daily flight options to choose from, and our pickup and delivery network provides us with zip code to zip code coverage throughout North America.

Sourcing and managing transportation

As we continue to grow and scale the business, we expect to continue to develop density in our trade lanes, which creates opportunities for us to more efficiently source and manage our transportation capacity. Through acquisitions, our network also has access to truck brokerage and intermodal capabilities. We believe the benefit of our relative purchasing power along with our service line expansion will serve as a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

Shippers typically manage their supply chains using some combination of asset and non-asset-based service providers. We operate principally as a non-asset-based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services, along with associated value-added services. According to Statista, the market for third-party logistics services in the United States and Canada is estimated at approximately $309.2 billion annually.

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
•
Phoenix Cartage and Air Freight, LLC, opening a Company-owned location in Philadelphia, Pennsylvania, in 2014;
•
Trans-NET, Inc. expanding Company-owned operations in Seattle, Washington and providing a gateway of services to the Russian Far East, in 2014;
•
Don Cameron and Associates, Inc., a Minnesota based, privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2014;
•
Wheels Group Inc. (“Radiant Canada”), one of the largest third-party logistics providers in Canada, offering truck brokerage services and intermodal service offering throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets, in 2015;

•
Highways and Skyways, Inc., a privately held Kentucky based company, adding a Company-owned location near the Cincinnati airport from the conversion of a former SBA operating partner in 2015;
•
Service by Air, Inc. (“SBA”), a privately held corporation based in New York, adding three Company-owned operating locations and forty strategic operating partner locations across North America, in 2015;
•
Copper Logistics, Incorporated, a Minneapolis, Minnesota based privately held company that provides a full range of domestic and international transportation and logistics services across North America, in 2015;
•
Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited, a Canada based third-party logistics provider that operates in Ontario and British Columbia, in 2017;
•
Dedicated Logistics Technologies, Inc., a privately held company that has historically operated under the Company’s SBA brand in Newark, New Jersey and Los Angeles, California, in 2017;
•
Sandifer-Valley Transportation and Logistics, Ltd., a privately held company providing a full range of domestic and international cross-border services with Mexico, in 2017;
•
Alexandria, Virginia based Friedway Enterprises, Inc. (“Friedway”) and Pittsburgh, Pennsylvania based CIC2, Inc. (“CIC2”) (collectively, “DCA”), historically operated the Company’s Adcom agency locations, in 2020;
•
Navegate, Inc. and its subsidiaries (“Navegate”), a privately held company based in Minnesota, which provides international technology-enabled supply chain management and third-party transportation and logistics services including its technology platform, in 2021; and
•
Cascade Enterprises of Minnesota, Inc. (“Cascade”), a privately held company based in Minnesota that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007 that provides a full range of domestic and international transportation and logistics services across North America, in 2022.

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

Our acquisition strategy has been designed to take advantage of shifting market dynamics. The third-party logistics industry continues to grow as an increasing number of businesses outsource their logistics functions to more cost-effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants’ need for capital, and their owners’ desire for liquidity has and will continue to produce a large number of attractive acquisition candidates. For the most part, our target acquisition candidates are generally smaller than those identified as acquisition targets of larger public companies and have limited ability to conduct their own public offerings or obtain financing that will provide them with capital for liquidity or rapid growth. We believe that many of these “smaller” companies are receptive to our acquisition program as a vehicle for liquidation or growth. We intend to be opportunistic in executing our acquisition strategy with a goal of expanding both our domestic and international capabilities.

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

As a truck broker, we match the customers’ needs with carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial number of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in-transit and handle claims for freight loss and damage on behalf of our customers. For our LTL service, we employ a point-to-point model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.

As an intermodal services company, we arrange for the movement of our customers’ freight in containers, trailers and rail boxcars, typically over long distances of at least 750 miles. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in-transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

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

In our forwarding operations, we use a third-party and proprietary transportation management system (Cargowise, SBA Review) and are migrating operations to SAP TM, which are integrated to our third-party accounting system (SAP ECC). These systems combine to form the foundation of our supply-chain technologies, which provides us with a common set of back-office operating, accounting and customer facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans and Revenova for intermodal services, and Profit Tools for drayage services. In our warehousing operations, we use Microsoft’s Navision and are migrating to Highjump, which uses SAP for order management services. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. We continue to make gradual progress in migrating these various operating and financial reporting systems to a singular SAP-based platform. We are taking a phased approach to these migrations and currently we continue to transition our freight forwarding services to our SAP-based transportation management system. Future phases will include the transition of our legacy brokerage transportation management and financial reporting systems to SAP ECC.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and perform customer service. Our current network is predominantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 5% of our consolidated revenue, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

Environmental, Social, and Governance Initiatives

We seek to maintain best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We are continuing to enhance and consolidate our Environmental, Social, and Governance (“ESG”) efforts and accelerate programs related to Climate Change and Greenhouse Gas Emissions; Diversity, Equity, and Inclusion (“DEI”); as well as community action and good corporate citizenship.

The Corporate Governance Committee of our Board of Directors has oversight of ESG-related matters, including climate change risks and opportunities. Radiant has over the past year, additionally, launched our ESG Steering Committee as well as most recently our Radiant ESG Task Force: a working group that includes both operational and administrative representatives from across our business. The ultimate goal of the ESG Steering Committee is to lead the development and implementation of our strategic ESG plan, while our ESG Task Force will further seek opportunities to educate our organization on standards and recommendations, as well as adapt for the future success in our environmental, social and overall governance related endeavors.

In our Annual Report for 2022, we took strides to provide further transparency on our commitment and progress towards our ESG and sustainability initiatives. Since then, we have continued to work with an external ESG consultant as we further explore our alignment with the Task Force on Climate-related Financial Disclosures (“TCFD”) as well as the Sustainability Accounting Standards Board (“SASB”) and in the areas of climate and greenhouse gas emissions, similar alignment with the Science Based Target initiative. Recognizing that we must work to reduce our emissions across the organization, we have begun an initial carbon inventory to better inform our greenhouse gasses (“GHG”) initiatives, which we expect to be completed in the coming months. As we continue to work through and develop best practices in minimizing the negative effects of our industry on the environment, we intend to (1) report on our data in relation to greenhouse gas emissions, (2) execute on both an Environmental Management Policy and a Sustainable Procurement Policy, and (3) establish targets for reduction of GHG emissions and our carbon footprint, with consideration to Science Based Targets initiative (“STBi”) alignment.

In 2022 Radiant also highlighted our ongoing commitment to being a socially responsible employer, fostering an environment of diversity and inclusion across our business, operating ethically and supporting our local communities. In furtherance of this commitment, in 2023 we launched a long-term partnership with the American Heart Association. In addition, we have continued to seek partnerships with organizations like Packed with Purpose, likewise committed to the goal of lifting up local communities.

We believe progress on our ESG initiatives will have a positive impact on our shareholders, consumers, customers, our talented worldwide associates, and the communities in which we are proud to live and work.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of DEI. Our goal as a company is to create and maintain a high-performance environment where all people throughout our workforce can thrive. We believe that an equitable and inclusive environment with diverse teams is crucial to our efforts to attract and retain key talent and foster a work culture that reflects our core values.

Our Associates

As of June 30, 2023, we have 899 employees, of which 872 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA, and Service by Air brands. For the fiscal years ended June 30, 2023 and 2022, approximately 48% and 49% of our consolidated adjusted gross profit (this is a non-GAAP measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 5% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2023, approximately $1.7 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for doubtful accounts when it is probable the amounts owed will not be collected.

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

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology platform in response to these trends that may lead to significant ongoing software development or licensing costs. We may be unable to accurately determine the needs of our customers and strategic operating partners and the trends in the transportation services industry, or to design or license and implement the appropriate features and functionality of our technology platform in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenues. Despite testing, external and internal risks, such as malware, insecure coding, “Acts of God”, data leakage and human error pose direct threats to our information technology systems and operations.

We have been and may in the future be subject to cybersecurity attacks and other intentional hacking. For example, as previously disclosed, on December 8, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. Even though we recovered our systems and returned our operations to full functionality, the incident did result in a loss of revenue as well as certain incremental costs. Furthermore, we have yet to determine the extent to which our insurance may cover such costs. In addition, following an extensive forensic investigation by a full team of cybersecurity experts, we confirmed that some data extraction related to the Company’s customers and employees occurred from the Company’s servers before the Company took its systems offline. We notified law enforcement, provided notice to customers apprising them of the situation and provided notices required by applicable law related to potential Personal Identifiable Information (“PII data”) exposure. Any failure to identify and address such defects or errors or to prevent or remediate a cyber-attack could result in corruption or loss of our data, service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. Additionally, the insurance coverage we have in place may not apply to particular loss or it may not be sufficient to cover all liabilities to which we may be subject. We must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. We expect customers and strategic operating partners to continue to demand more sophisticated, fully integrated information systems from their supply chain services providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

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

The growth of our business through acquisitions has resulted in our reliance on the accounting, business information, and other computer systems of these acquired entities to capture and transmit information concerning customer orders, carrier payment, payroll, and other critical business data. We continue to make progress towards migrating our various legacy operating and accounting systems to a singular SAP-based system. As long as an acquired business remains on another information technology system, we face additional manual calculations, training costs, delays, and an increased possibility of inaccuracies in the data we use to manage our business and report our financial results. Any delay in compiling, assessing, and reporting information could adversely impact our business, our ability to timely react to changes in volumes, prices, or other trends, or to take actions to comply with financial covenants, all of which could negatively impact our stock price.

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

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, interest rate fluctuations, inflation pressures, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

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

COVID-19 or other health crises may adversely affect our business.

The outbreak of COVID-19 and variants of the virus continue to evolve. Although the effects have lessened over time, there is uncertainty in the nature and degree of its continued effects over time with new strains frequently being discovered.

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

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control including inflationary pressures and supply chain disruptions. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends, such as inflation and supply chain irregularities during the fiscal year ended June 30, 2023, and consumer demand that can be difficult to predict or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

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

Our success depends in part on our ability to maintain the image of the Radiant, Airgroup, Adcom, DBA, Service by Air, and Navegate brands and our reputation for providing excellent service to our customers. Service quality issues, actual or perceived, even when false or unfounded, could tarnish the image of our brand and may cause customers to use other freight-forwarding companies. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents or others with whom we do business could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, financial position and results of operations, and could require additional resources to rebuild our reputation and restore the value of our brands.

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

We currently maintain (i) a USD$200 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”), pursuant to a Credit Agreement dated as of August 5, 2022, (ii) a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Amended and Restated Loan Agreement (the “FPD IV Loan Agreement”), and (iii) a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (“FPD V” formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Amended and Restated Loan Agreement (the “FPD V Loan Agreement” and, together with the FPD IV Loan Agreement, the “FPD Loan Agreements”). Repayment of the foregoing credit facilities is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

The Revolving Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

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

As a result of the potential for terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including, among others, checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. We also have higher costs due to mandated security screening of air cargo traveling on passenger airlines and ocean freight. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We intend to continue growing our international operations and will become increasingly subject to variations in the international trade market.

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the fiscal years ended June 30, 2023 and 2022, international services accounted for 41% and 48% of our adjusted gross profit, respectively. International services is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. For the fiscal years ended June 30, 2023 and 2022, international services accounted for 41% and 48% of our adjusted gross profit, respectively. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations.

In addition, our international operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar. There can be no guarantee that the effect of currency fluctuations will not be material in the future.

We identified material weaknesses in our internal control over financial reporting related to recording and processing of revenue transactions and our information technology general controls relating to change management and user access rights. Ineffective internal controls could impact our business and operating results as well as our public reporting and stock price.

We have grown rapidly and face additional challenges of disparate systems and geographically dispersed management. Our internal controls over financial reporting and disclosure are strained at times due to COVID-19, acquisitions, and other corporate development activities.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part II Item 9A “Controls and Procedures” of this Annual Report, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of material weaknesses in internal control over financial reporting related to: (i) our controls with respect to the recording and processing of revenue as currently designed lack the level of precision necessary to ensure the completeness and accuracy of revenue, and (ii) our information technology general controls, specifically relating to change management and user access rights. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are currently working on the remediation of these material weaknesses. For a more detailed description of the material weaknesses and our remediation plans, please see Part II Item 9A “Controls and Procedures” of this Annual Report.

We cannot be certain that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses or that we will be able to prevent future significant deficiencies or material weaknesses. Any remediation efforts additionally may require us to incur unanticipated costs for various professional fees and services. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations. Material inaccuracies in our financial statements would decrease the reliability of our financial reporting, which could cause investors to lose confidence in the accuracy and completeness of our financial reports and adversely affect our business and reduce our stock price.

We may be adversely affected by the physical effects of climate change as well as legal, regulatory, or market responses to climate change concerns.

Risks associated with climate change are subject to increasing societal, regulatory, and political focus. Shifts in weather patterns caused by climate change may lead to an increase in the frequency, severity or duration of certain adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, which could cause more significant business interruptions, increased costs, increased liabilities, and decreased revenue than what we have experienced in the past from such events. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and greenhouse gas emissions such as carbon dioxide, a by-product of burning fossil fuels, which could include the adoption of more stringent environmental laws and regulations or stricter enforcement of existing laws and regulations. There is also a focus from regulators and our customers on sustainability issues. This focus may result in new legislation or customer requirements, including requirements for more fuel-efficient transportation, autonomous transportation modes, or increased transparency to carbon emissions in their supply chains. Costs associated with future climate change concerns or environmental laws and regulations and sustainability requirements could have a material adverse effect on our operations and operating results.

Risks Related to our Acquisition Strategy

There is a scarcity of and competition for acquisition opportunities.

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. We are and will continue to be a very minor participant in the business of seeking acquisitions of these types of companies. A large number of established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise, and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

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

Risks related to acquisition financing.

We have a limited amount of financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We may obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financing. The terms of our credit facility may require that we obtain the consent of our lenders prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

The delayed filing of our annual report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

On May 9, 2022, we announced that our $150 million universal shelf registration statement on Form S-3 had been declared effective by the SEC, which provided us with the continued financial flexibility to access capital. Our ability to raise capital under the Form S-3 depends upon several circumstances including staying up to date with our filing of audited financial statements, our financial and operating performance, and the capital market’s receptiveness to our potential offerings. The need for restatement of previously issued financial statements delayed filings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and our Quarterly Reports on Form 10-Q for the three months ended September 30, 2022 and December 31, 2022. As such, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S‑3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Our credit facilities place certain limits on the acquisitions we may make.

Under the terms of our credit facilities, we may be required to obtain the consent of each of our lenders prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) no default shall have occurred or would result from such acquisition, (ii) the property acquired is used or useful in the same or a similar line of business as Radiant’s, (iii) in the case of an acquisition of the equity interests, the board of directors of the target business shall have duly approved such Acquisition, (iv) we shall be in compliance with the financial covenants after giving effect to such acquisition and the consolidated leverage ratio shall be less than 3.25 to 1.00 for acquisitions valued above $25 million and 2.75 to 1.00 for any other acquisitions, (v) the representations and warranties made by Radiant in each loan document shall be true and correct, (vi) if such transaction involves the purchase of an interest in a partnership between Radiant as a general partner and entities unaffiliated with the borrower as the other partners, such transaction shall be effected by having such equity interest acquired by a corporate holding company directly or indirectly wholly-owned by Radiant newly formed for the sole purpose of effecting such transaction, and (vii) immediately after giving effect to such acquisition, there shall be at least $25 million of availability under the Revolving Credit Facility.

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

Not every acquisition is structured utilizing contingent consideration. Our fiscal year 2022 acquisition of Navegate was structured without using contingent consideration. We will be unable to reduce the purchase price of Navegate if it underperforms relative to anticipated earnings levels.

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

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business or who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Even if ultimately resolved in our favor, any litigation associated with the non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. Moreover, non-competition agreements are difficult to enforce in many jurisdictions and states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees.

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
•
our ability to remediate our material weaknesses in internal controls over financial reporting; and
•
sales of our common stock by us or members of our management team.

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

Under applicable SEC rules, our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2023. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 5, 2023, we had 47,292,971 outstanding shares of common stock. As of September 5, 2023, we may in the future issue up to 2,306,838 additional shares of our common stock upon exercise of outstanding stock options and vesting of restricted stock units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located in Renton, Washington. Our network is comprised of over 100 operating locations, including the following Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Taylor, Michigan	●	Folcroft, Pennsylvania
●	Carson, California	●	Mendota Heights, Minnesota	●	Middletown, Pennsylvania
●	Addison, Illinois	●	Edison, New Jersey	●	Pittsburgh, Pennsylvania
●	Woodridge, Illinois	●	Jamaica, New York	●	Edinberg, Texas
●	Hebron, Kentucky	●	Woodbury, New York	●	Laredo, Texas
●	Louisville, Kentucky	●	Portland, Oregon	●	Alexandria, Virginia

Canada:

●	Calgary, Alberta	●	Brampton, Ontario	●	Toronto, Ontario
●	Delta, British Columbia	●	Laval, Québec
●	Bolton, Ontario	●	Mississauga, Ontario

Other international locations:

●	Shanghai, China	●	Cebu City, Philippines

We believe our current offices and warehouses are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Legal Proceedings of Note 15, Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.”

Holders

As of September 5, 2023, the number of stockholders of record of our common stock was 73. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under this repurchase program, the Company purchased the following shares of common stock during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1 − 30, 2023	544,910	$6.45	544,910	2,863,167
May 1 − 31, 2023	269,819	6.34	269,819	2,593,348
June 1 − 30, 2023	129,656	6.44	129,656	2,463,692

Total	944,385	$6.42	944,385	2,463,692

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index, which is a SIC code 4731 line-of-business index, for the last five fiscal years. S&P Dow Jones Indices LLC prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the Russell 2000 Index, and the line-of-business index on June 30, 2018. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

	Investment value as of June 30,
	2018	2019	2020	2021	2022	2023
Radiant Logistics, Inc.	$100	$157	$101	$177	$190	$172
Dow Jones Transportation Average Index	100	101	89	144	127	150
Russell 2000 Index	100	95	88	141	104	115

$190
$170
$150
$130
$110
$90
$70
$50
2018
2019
2020
2021
2022
2023
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

Overview

We operate as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 25 Company-owned offices. As a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, including the potential future impacts of a pandemic, higher inflation and oil prices, rising interest rates and the conflict in Ukraine, and could have a negative impact on our business and financial results. As demand softens and pandemic restrictions subsided, port congestion cleared, shortages of labor and equipment eased resulting in excess carrier capacity over demand. These conditions could impact our financial results.

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

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean, and rail services. Our adjusted transportation gross profit (gross transportation revenue less the direct cost of transportation), a non-GAAP financial measure, is the primary indicator of our ability to source, add value and resell services provided by third-parties, and is considered by management to be a key performance measure. In addition, management believes measuring its operating costs as a function of adjusted transportation gross profit provides a useful metric, as our ability to control costs as a function of adjusted transportation gross profit directly impacts operating results.

Our operating results will be affected as acquisitions occur. Since acquisitions are recorded using the acquisition method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Adjusted gross profit, a non-GAAP financial measure, is our revenue minus our cost of transportation and other services (excluding depreciation and amortization, which are reported separately), and adjusted gross profit percentage is adjusted gross profit as a percentage of our total revenue. We believe that these provide investors with meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude share-based compensation expense, changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, ransomware incident related costs, changes in fair value of interest rate swap contracts, restatement costs, transition and lease termination costs, foreign currency transaction gains and losses, extraordinary items, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

As a non-asset-based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our transportation revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. We recognize revenue and the corresponding related costs in a manner that depicts the transfer of promised goods or services to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Our performance obligation is satisfied over time and recognized upon the transfer of control of the services over the requisite transit period as customers’ goods move from point of origin to point of destination. We determine the period to recognize revenue and the corresponding related costs based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require us to estimate revenue, in which case it uses the average revenue per shipment, per mode of transportation. Determination of the transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. Macroeconomic conditions impacting the supply chain such as port delays, COVID-19 impacting the labor force, as well as inflationary pressures can impact the actual results compared to our estimates. Revenue from CHB services is recognized upon completion of the service.

We perform an annual impairment test for goodwill as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. We assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount. After assessing qualitative factors, if further testing is necessary, we would determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount.

Definite-lived intangible assets consist of customer related intangible assets, trade names and trademarks, licenses, developed technology, and non-compete agreements arising from the Company’s acquisitions and are amortized using the straight-line method over periods of up to 15 years.

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

The Company has contingent obligations to transfer cash payments and/or equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over their stated earn-out period. The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs.

Results of Operations

Fiscal year ended June 30, 2023, compared to fiscal year ended June 30, 2022

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the fiscal years ended June 30, 2023 and 2022:

	Year Ended June 30, 2023				Year Ended June 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$923,039	$110,225	$(385)	$1,032,879	$1,268,248	$149,230	$(1,428)	$1,416,050
Value-added services	14,458	38,149	—	52,607	14,785	28,584	—	43,369
	937,497	148,374	(385)	1,085,486	1,283,033	177,814	(1,428)	1,459,419
Cost of transportation and other services
Transportation	692,578	86,471	(385)	778,664	1,014,750	119,947	(1,428)	1,133,269
Value-added services	5,545	17,437	—	22,982	7,265	12,600	—	19,865
	698,123	103,908	(385)	801,646	1,022,015	132,547	(1,428)	1,153,134
Adjusted gross profit (1)
Transportation	230,461	23,754	—	254,215	253,498	29,283	—	282,781
Value-added services	8,913	20,712	—	29,625	7,520	15,984	—	23,504
	$239,374	$44,466	$—	$283,840	$261,018	$45,267	$—	$306,285
Adjusted gross profit percentage
Transportation	25.0%	21.6%	N/A	24.6%	20.0%	19.6%	N/A	20.0%
Value-added services	61.6%	54.3%	N/A	56.3%	50.9%	55.9%	N/A	54.2%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $1,032.9 million and $1,416.1 million for the fiscal years ended June 30, 2023 and 2022, respectively. The decrease of $383.2 million, or 27.1%, is primarily attributable to a significant decrease in international and ocean rates, including significantly lower ocean volumes, and a lack of non-recurring charter business which had occurred in the prior year. Adjusted transportation gross profit was $254.2 million and $282.8 million for the fiscal years ended June 30, 2023 and 2022, respectively. Adjusted transportation gross profit percentage increased from 20.0% to 24.6%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean shipments.

Value-added services revenue was $52.6 million and $43.4 million for the fiscal years ended June 30, 2023 and 2022, respectively. The increase of $9.2 million, or 21.3%, is primarily attributable to the increase in warehouse revenues from our Canada segment. Adjusted value-added services gross profit was $29.6 million and $23.5 million for the fiscal years ended June 30, 2023 and 2022, respectively. Adjusted value-added services gross profit percentage increased from 54.2% to 56.3%.

The following table provides a reconciliation for the fiscal years ended June 30, 2023 and 2022 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Year Ended June 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2023	2022
Revenues	$1,085,486	$1,459,419
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(801,646)	(1,153,134)
Depreciation and amortization	(12,961)	(12,775)
GAAP gross profit	$270,879	$293,510
Depreciation and amortization	12,961	12,775
Adjusted gross profit	$283,840	$306,285

GAAP gross margin (GAAP gross profit as a percentage of revenues)	25.0%	20.1%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	26.1%	21.0%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2023 and 2022:

	Year Ended June 30, 2023				Year Ended June 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (2)	Canada	Corporate/ Eliminations (2)	Total
Adjusted gross profit (1)	$239,374	$44,466	$—	$283,840	$261,018	$45,267	$—	$306,285

Operating expenses:
Operating partner commissions	115,605	—	—	115,605	121,937	—	—	121,937
Personnel costs	55,624	17,953	5,935	79,512	50,542	16,287	5,413	72,242
Selling, general and administrative expenses	22,424	8,573	7,521	38,518	21,638	6,901	5,461	34,000
Depreciation and amortization	4,072	3,335	15,293	22,700	3,820	3,509	11,387	18,716
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of contingent consideration	—	—	(646)	(646)	—	—	767	767

Total operating expenses	197,755	29,861	28,103	255,719	197,937	26,697	23,028	247,662

Income (loss) from operations	41,619	14,605	(28,103)	28,121	63,081	18,570	(23,028)	58,623
Other income (expense)	599	332	(1,506)	(575)	678	233	(1,351)	(440)

Income (loss) before income taxes	42,218	14,937	(29,609)	27,546	63,759	18,803	(24,379)	58,183
Income tax expense	—	—	(6,305)	(6,305)	—	—	(12,692)	(12,692)

Net income (loss)	42,218	14,937	(35,914)	21,241	63,759	18,803	(37,071)	45,491
Less: net income attributable to non- controlling interest	(646)	—	—	(646)	(1,027)	—	—	(1,027)

Net income (loss) attributable to Radiant Logistics, Inc.	$41,572	$14,937	$(35,914)	$20,595	$62,732	$18,803	$(37,071)	$44,464

	Year Ended June 30, 2023				Year Ended June 30, 2022
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	48.3%	0.0%	N/A	40.7%	46.7%	0.0%	N/A	39.8%
Personnel costs	23.2%	40.4%	N/A	28.0%	19.4%	36.0%	N/A	23.6%
Selling, general and administrative expenses	9.4%	19.3%	N/A	13.6%	8.3%	15.2%	N/A	11.1%
Depreciation and amortization	1.7%	7.5%	N/A	8.0%	1.5%	7.8%	N/A	6.1%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Certain amounts in the corporate/eliminations segment have been reclassified from the United States column to conform to the current year presentation.

Operating partner commissions decreased $6.3 million, or 5.2%, to $115.6 million for the fiscal year ended June 30, 2023. The decrease is primarily due to the decreased adjusted gross profit from operating partners, a reduction in the number of strategic operating partners, and the conversion of a strategic operating partner to a Company-owned location not subject to commission. As a percentage of adjusted gross profit, operating partner commissions increased 92 basis points to 40.7% from 39.8% for the fiscal years ended June 30, 2023 and 2022, as a result of a higher percentage of adjusted gross profit coming from operating partner locations.

Personnel costs increased $7.3 million, or 10.1%, to $79.5 million for the fiscal year ended June 30, 2023. The increase is primarily due to a full year of operations associated with the acquisition of Navegate and increased workforce supporting the expansion of business in Canada. As a percentage of adjusted gross profit, personnel costs increased 443 basis points to 28.0% from 23.6% for the fiscal years ended June 30, 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expenses increased $4.5 million, or 13.3%, to $38.5 million for the fiscal year ended June 30, 2023. The increase is primarily due to a full year of operations associated with the acquisition of Navegate, increased facility expenses, IT related initiatives, and increased professional service fees as a result of our restatement, offset by decreased bad debt costs. As a percentage of adjusted gross profit, SG&A increased 247 basis points to 13.6% from 11.1% for the fiscal years ended June 30, 2023 and 2022, respectively.

Depreciation and amortization costs increased $4.0 million, or 21.3%, to $22.7 million for the fiscal year ended June 30, 2023. The increase is attributable to the acquisition of Navegate and the accelerated amortization of trade names resulting from the rebranding of certain trade names. As a percentage of adjusted gross profit, depreciation and amortization increased 189 basis points to 8.0% from 6.1% for the fiscal years ended June 30, 2023 and 2022, respectively.

Change in fair value of contingent consideration was a gain of $0.6 million for the fiscal year ended June 30, 2023, compared to a loss of $0.8 million for the fiscal year ended June 30, 2022. The change in each fiscal year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Net other expense increased $0.2 million, or 30.7%, from an expense of $0.4 million for the fiscal year ended June 30, 2022 to an expense of $0.6 million for the fiscal year ended June 30, 2023.

Our change in net income is driven by decreased adjusted gross profit, increased operating expenses, and decreased income taxes compared to the prior fiscal year.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2023 and 2022 of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Year Ended June 30, 2023				Year Ended June 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (3)	Canada	Corporate/ Eliminations (3)	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$41,572	$14,937	$(35,914)	$20,595	$62,732	$18,803	$(37,071)	$44,464
Income tax expense	—	—	6,305	6,305	—	—	12,692	12,692
Depreciation and amortization (2)	4,529	3,335	15,293	23,157	3,820	3,509	11,387	18,716
Net interest expense	—	—	1,889	1,889	—	—	3,191	3,191

EBITDA	46,101	18,272	(12,427)	51,946	66,552	22,312	(9,801)	79,063

Share-based compensation	1,091	224	1,188	2,503	731	248	819	1,798
Change in fair value of contingent consideration	—	—	(646)	(646)	—	—	767	767
Acquisition related costs	—	—	185	185	—	—	596	596
Ransomware incident related costs, net	—	—	6	6	—	—	684	684
Litigation costs	—	—	1,208	1,208	—	—	568	568
Transition, lease termination, and other costs	30	—	—	30	—	—	—	—
Change in fair value of interest rate swap contracts	—	—	(383)	(383)	—	—	(1,840)	(1,840)
Restatement costs	—	—	1,544	1,544	—	—	—	—
Foreign currency transaction loss (gain)	(429)	(326)	—	(755)	(573)	(145)	—	(718)

Adjusted EBITDA	$46,793	$18,170	$(9,325)	$55,638	$66,710	$22,415	$(8,207)	$80,918
Adjusted EBITDA as a % of adjusted gross profit (1)	19.5%	40.9%	N/A	19.6%	25.6%	49.5%	N/A	26.4%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.
(3)
Certain amounts in the corporate/eliminations segment have been reclassified from the United States column to conform to the current year presentation.

Adjusted EBITDA decreased $25.3 million, or 31.2% to $55.6 million for the fiscal year ended June 30, 2023.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2023, we have $32.5 million in unrestricted cash on hand to serve as adequate working capital.

Fiscal year ended June 30, 2023 compared to fiscal year ended June 30, 2022

Net cash provided by operating activities was $97.9 million and $24.9 million for the fiscal years ended June 30, 2023 and 2022, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, and accrued expenses and other liabilities.

Net cash used for investing activities was $10.7 million and $45.7 million for the fiscal years ended June 30, 2023 and 2022, respectively. Cash paid for acquisitions were $3.3 million and $38.4 million for the fiscal years ended June 30, 2023 and 2022, respectively. Cash paid for purchases of property, technology, and equipment were $7.6 million and $7.5 million for the fiscal years ended June 30, 2023 and 2022, respectively.

Net cash used for financing activities was $80.2 million and net cash provided by financing activities was $28.9 million for the fiscal years ended June 30, 2023 and 2022, respectively. Net repayments of the Revolving Credit Facility were $62.5 million for the fiscal year ended June 30, 2023, compared to net proceeds from the Revolving Credit Facility of $47.5 million for the fiscal year ended June 30, 2022. Payments of debt issuance costs were $0.9 for the fiscal year ended June 30, 2023. Repayments of notes payable and finance lease liabilities were $5.0 million and $5.1 million for the fiscal years ended June 30, 2023 and 2022, respectively. Proceeds from the sale of common stock were $0.2 million for the fiscal year ended June 30, 2022. Payments for repurchases of common stock were $11.1 million and $11.3 million for the fiscal years ended June 30, 2023 and 2022, respectively. Payments of contingent consideration as a financing activity was $1.1 million for the fiscal year ended June 30, 2022. Distributions to non-controlling interest were $0.6 million and $1.1 million for the fiscal years ended June 30, 2023 and 2022, respectively. Proceeds from exercises of stock options were $0.3 million and $0.4 million for the fiscal years ended June 30, 2023 and 2022, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million for the fiscal years ended June 30, 2023 and 2022.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Acquisitions

Below are descriptions of recent acquisitions in the last two fiscal years.

On December 3, 2021, and effective as of November 30, 2021, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired all of the issued and outstanding common shares of Navegate, Inc. (“Navegate”), a Minnesota based, privately held company from Saltspring Capital, LLC. Navegate is a technology-enabled supply chain management and third-party logistics services company that combines a robust digital platform and decades of expertise to manage international, cross-border, and domestic freight from purchase order to final delivery. Navegate’s combination of technology-enabled services, customs brokerage expertise, and a full complement of international and domestic services significantly reduces costs and leads to better compliance and risk mitigation for its customers. As consideration for the acquisition, the Company paid $38.9 million in cash.

On October 1, 2022, the Company, through a wholly-owned subsidiary, acquired the assets and operations of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based privately held company that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007. As part of the post-acquisition integration activities, Cascade has combined with existing Company‑owned operations in Minneapolis and is able to leverage the Company’s Global Trade Management (“GTM”) platform to strengthen the Company’s purchase order and vendor management service offerings. As consideration for the acquisition, the Company paid $3.3 million in cash upon closing, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation.

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we will continuously develop and enhance our technology platform to align with current and future business requirements. During the fiscal year ended June 30, 2023, we capitalized approximately $0.6 million on technology enhancements and software systems in order to increase our operating efficiency and improve technology offerings. We expect to spend between $2.0 million and $3.0 million during the fiscal year ended June 30, 2024 in order to continue enhancing our technology platform, which we expect will include elements focused on customer facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Revolving Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company its guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate ("SOFR") plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility.

For borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

As of June 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility.
Senior Secured Loan

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments.

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

For additional information regarding our indebtedness, see Note 8 to our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 to the consolidated financial statements contained in this report.

ESG and Climate Change Effects

ESG matters continue to attract considerable public and scientific attention.

At Radiant, we recognize the importance of addressing climate-related risks and opportunities to ensure our business is resilient and sustainable for the future. In 2023, we have taken strides to align with the TCFD framework. We have already begun to collect data to inform future strategy as well as our disclosures.

To test the resilience of our strategy, we will develop scenario analysis to stress test and improve our resiliency. As part of this effort, we plan to host workshops with leaders across the company to identify and discuss our climate-related risks and opportunities. Climate-related risks identified through this scenario analysis exercise will be incorporated into Radiant’s Enterprise Risk Management (“ERM”) Framework.

Due to Radiant’s asset-light based business model and strategy, we do not anticipate that the risks associated with climate change will have a material financial impact on our business in the short, medium, or long term. In particular, Radiant is not exposed to rising emissions costs through carbon taxes as its revenue model historically adds a service fee to the cost of shipping. Nor will Radiant, as an asset-light freight forwarder, face the rising investment costs and risks that carriers will bear to decarbonize their vessels, aircraft and vehicles.

Throughout our ESG assessment process, however, we have identified potential climate-related revenue opportunities that we are seeking to capture. These include helping customers to manage increased complexity from carbon taxes and emissions reporting requirements; meeting the demand for decarbonized logistics services including intermodal and other eco-friendly transportation and logistics solutions; and supporting government agencies, non-governmental organizations (“NGOs”) and other partners.

We include below our preliminary TCFD disclosures based on our business model and assessment of materiality. Following the completion of our carbon inventory, we will subsequently publish a full TCFD report, which will be available online at www.radiantdelivers.com.

As Radiant continues our ESG journey, we have begun to map and link a range of environmental, social, and governance topics to the relevant voluntary disclosure frameworks, beginning with the TCFD framework. By evaluating our non-asset-based business model against this voluntary framework, we are seeking to best align and progress in the area of climate, while also evaluating avenues for improvement in the areas of social initiatives and governance.

Category Governance:	Disclose the organization’s governance around climate-related risks and opportunities
Describe the Board’s oversight of climate-related risks and opportunities.

Risk management is a strategic priority within the Company and responsibility for managing risk rests with management while the Committees and the Board provide oversight. Radiant is committed to our responsibility to sustainability and climate-related matters and has undertaken to integrate this core value into our corporate governance. As part of this process, the Board of Directors has made ESG risks and opportunities a regular agenda item in quarterly meetings. An independent board member has been responsible for sustainability/ESG and has been spearheading this discussion since 2022.

Describe management’s role in assessing and managing climate-related risks and opportunities.

With the independent board member providing oversight, the Radiant ESG Steering Committee has been meeting weekly since 2022 to establish learning pathways for the organization as a whole, data collection processes and metrics, as well as a cadence of risk and opportunity assessment that engages with all leaders of senior management. The ESG Steering Committee is headed by our Vice President of Marketing & Communications, who serves as the management liaison and updates the CEO and Board of Directors on all ESG-related activities.

Radiant has further engaged the expertise of key members within the organization with the preliminary development of an Radiant ESG Task Force, which meets monthly to ensure our climate-related initiatives continue to align seamlessly with our business strategy and overarching corporate goals.

Category Strategy:	Disclose the actual and potential impacts of climate-related risks and opportunities on the organization’s businesses, strategy and financial planning
Describe the climate-related risks and opportunities the organization has identified over the short, medium, and long term.

Radiant began its initial assessment of climate-related risks and opportunities in 2022 and has continued to evaluate these throughout 2023. This process will continue as we identify and formalize those short, medium, and long term risks and opportunities, with the understanding that this is a changing model that must account for a dynamic market.

We believe our operations model is uniquely positioned to be both flexible and agile in making both these assessments and adjustments. We will continue to engage with our customers and vendors to ensure we are aware of developments in climate-related risks and opportunities and other sustainability measures. In doing so, we will look to manage policy change, technology updates, and market shifts, in addition to the physical risks of climate-related events or the fallout from such an event, as well as the ongoing reputational risks associated with the transportation industry.

We will also continue to develop relationships with vendors and partners who share the core value that we are all responsible for climate-related challenges. As such, we will continue to align with partners who likewise seek to develop robust environmental initiatives within their own organization.

We see our core commitment to our customers as a climate-related, emerging opportunity on multiple fronts:

helping customers to manage increased complexity from carbon taxes and emissions reporting requirements; meeting the shifting demand for decarbonized logistics services including intermodal and other eco-friendly transportation and logistics solutions; and supporting government agencies, NGOs and other partners.

Describe the impact of climate-related risks and opportunities on the organization’s businesses, strategy, and financial planning.

We do not anticipate risks associated with climate change to be material, due to Radiant’s asset-light based business model. However, we have flexibility that will enable us to adjust and respond accordingly where and when appropriate.

Radiant also seeks to capture increased opportunities by further developing services that simplify the supply chains of our customers, support best practices in terms of partnerships with like-minded organizations, and enhance learning opportunities via climate-conscious industry groups and associations.

Describe the resilience of the organization’s strategy, taking into consideration different climate-related scenarios, including a 2°C or lower scenario.

Radiant is developing its ERM Framework to include the identification, assessment and response to climate-related events. We will be developing scenario analysis to stress test and improve our resiliency.

Category Risk Management:	Disclose the processes used by the organization to identify, assess and manage climate-related risks
Describe the organization’s processes for identifying and assessing climate-related risks.	Climate-related risks are being identified and assessed by our ESG Steering Committee and will be considered with the Company’s ERM Framework.
Describe the organization’s processes for managing climate-related risks.

Climate-related risks are reviewed and discussed initially via our ESG Steering Committee and moving forward in conjunction with our ESG Task Force. While discussed at the committee level, these risks will still be considered in conjunction with our ERM Framework at the Board level and with our overall Business Continuity Plan in mind.

Describe how processes for identifying, assessing and managing climate-related risks are integrated into the organization’s overall risk management.

Regarding day-to-day continuity, the Radiant ESG Steering Committee will have oversight for data acquisition, measurement and evaluation. The Radiant ESG Task Force will begin to monitor and discuss industry developments and change in climate-related areas, to ensure we have the most up to date information and developments at the field level. Finally and as regards to overall risk in climate-related areas, the ESG Steering Committee will continue to report on at least a quarterly basis to both the CEO and the Board of Directors in these areas.

Category Metrics:	Disclose the metrics and targets used to assess and manage relevant climate-related risks and opportunities
Describe the organization’s processes for identifying and assessing climate-related risks and disclose Scope 1, Scope 2, and, if appropriate, Scope 3 GHG emissions, and the related risks.

While Radiant is an asset-light structure, we recognize the impact that offices, warehouses and certain business lines contribute to the overall global carbon footprint (Scope 1 & 2 emissions). Likewise, we believe we have the responsibility to make positive choices in our own service providers who ultimately contribute to our own footprint (Scope 3 emissions). In 2023, we began the data collection process for our own Company-owned locations, the end result of which will encompass our Scope 1 & 2 emissions. We will subsequently turn to our Scope 3 emissions to ultimately build a complete picture of our greenhouse gas emissions, whilst making meaningful reduction targets for our emissions throughout.

In the meantime, we have long been committed to sustainability programs. Many of these are well established across our organization and include:

•
Technology Recycling Program;
•
Public Transport Incentive Program for corporate employees;
•
Power-Saving Automatic lights roll-out to reduce electricity consumption;
•
Reduce, Re-use: water bottle filling stations to encourage multi-use containers, as well as the roll-out of compostable cutlery and plates at Company-owned locations, where available;
•
Recycle: paper recycling program at our corporate headquarter; and
•
Remote hybrid working options to reduce emissions from commuting.

Describe the targets used by the organization to manage climate-related risks and opportunities and performance against targets.

While we are focusing on the data collection to quantify your Scope 1 & 2 greenhouse gas emissions, we will continue to evaluate programs that will help to reduce our overall impact as a company on the environment. Once we have concluded our baseline measurements, we intend to establish formal targets to measure our performance against.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $0.14 million.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Revolving Credit Facility, we will incur approximately $0.05 million of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $0.01 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Radiant Logistics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

The Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenues.

The Company does not have effective internal controls over the design and operation of information technology general controls, specifically relating to change management and user access rights which impacted the Company’s Transportation Management systems as well as its Enterprise Resource Planning system. Business process controls (automated and manual) that are dependent on effective IT systems, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended June 30, 2023, and our opinion on such consolidated financial statements was not affected.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Period End Revenue Recognition

As of June 30, 2023, the Company’s contract assets and unbilled accounts receivable were $6.2 million and $22.5 million, respectively. As described in Note 2 to the consolidated financial statements, contract assets represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations. Upon completion of the performance obligations, which can vary in duration based upon the mode of transportation, the balance is included in accounts receivable.

The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The Company recognizes revenue for the performance obligation that is satisfied over time upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. Recognizing revenue at period end for customer shipments and their related costs requires management to make significant judgments that affect the amounts and timing of revenue recognized, including the estimation of recent average historic in-transit times by mode, historic average revenue by weight by mode, or by shipment by mode, if weight is not used, and percentage of completion of shipments in transit. Macroeconomic conditions impacting the supply chain can impact the actual results compared to the Company’s estimates.

We identified the auditing of contract assets and unbilled accounts receivable related to period end revenue recognition as a critical audit matter. Auditing the estimate of the amount of revenue recognized at period end for partially completed and completed shipments involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures. The following are the most relevant procedures we performed to address this critical audit matter:

•
Evaluating the Company’s process used in developing the estimate for the amount of revenue recognized at the period end by:
o
Evaluating the methodology used by management.
o
Testing the accuracy and completeness of the data utilized by management.
o
Evaluating the reasonableness of the assumptions used for recent average historic in-transit times by mode and average revenue by weight or shipment, as appropriate.
o
Testing the mathematical accuracy of management’s calculations.

Consolidated Financial Statements – Impact of Material Weaknesses

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses in their internal control over financial reporting related to the ineffective design and operation of ITGCs over the information technology (“IT”) systems supporting the Company’s Transportation Management (“TM”) systems as well as its Enterprise Resource Planning (“ERP”) system. Business process controls (automated and manual) that are dependent on effective IT systems, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. The material weaknesses in their internal control over financial reporting is associated with (i) not designing and maintaining effective ITGCs over privileged user accounts and developers for its TM systems used to account for revenue and related cost of transportation and its ERP system used in the preparation of the consolidated financial statements and (ii) not designing and maintaining effective controls to timely detect and independently review instances where individuals with access to create and implement systems changes to the TM and ERP systems.

The material weaknesses impacted the Company’s business process controls that rely on information produced by the systems and reports which affect substantially all financial statement account balances and disclosures; and result is a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature and extent of audit procedures performed as well as audit evidence obtained.

Addressing the matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the nature and extent of audit procedures performed and evidence obtained. We increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by systems affected by the material weaknesses identified.

/s/ Moss Adams LLP

Seattle, Washington

September 13, 2023

We have served as the Company’s auditor since 2021.

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,456	$24,442
Accounts receivable, net of allowance of $2,776 and $2,983, respectively	126,725	225,259
Contract assets	6,180	22,387
Prepaid expenses and other current assets	15,211	17,256
Total current assets	180,572	289,344

Property, technology, and equipment, net	25,389	24,823

Goodwill	89,203	88,199
Intangible assets, net	36,641	48,545
Operating lease right-of-use assets	56,773	41,111
Deposits and other assets	5,163	5,329
Total other long-term assets	187,780	183,184
Total assets	$393,741	$497,351

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,561	$137,853
Operating partner commissions payable	18,360	18,731
Accrued expenses	8,739	11,349
Income tax payable	369	4,035
Current portion of notes payable	4,107	4,575
Current portion of operating lease liabilities	11,273	7,641
Current portion of finance lease liabilities	620	577
Current portion of contingent consideration	3,886	2,600
Other current liabilities	258	303
Total current liabilities	132,173	187,664

Notes payable, net of current portion	—	66,719
Operating lease liabilities, net of current portion	52,120	37,776
Finance lease liabilities, net of current portion	1,121	1,223
Contingent consideration, net of current portion	287	2,930
Deferred tax liabilities	2,944	6,482
Total long-term liabilities	56,472	115,130
Total liabilities	188,645	302,794

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,603,386 and 51,265,543 shares issued, and 47,294,529 and 48,740,935 shares outstanding, respectively	33	33
Additional paid-in capital	108,516	106,146
Treasury stock, at cost, 4,308,857 and 2,524,608 shares, respectively	(27,067)	(16,004)
Retained earnings	125,593	104,998
Accumulated other comprehensive loss	(2,205)	(796)
Total Radiant Logistics, Inc. stockholders’ equity	204,870	194,377
Non-controlling interest	226	180
Total equity	205,096	194,557
Total liabilities and equity	$393,741	$497,351

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2023	2022
Revenues	$1,085,486	$1,459,419

Operating expenses:
Cost of transportation and other services	801,646	1,153,134
Operating partner commissions	115,605	121,937
Personnel costs	79,512	72,242
Selling, general and administrative expenses	38,518	34,000
Depreciation and amortization	22,700	18,716
Transition, lease termination, and other costs	30	—
Change in fair value of contingent consideration	(646)	767
Total operating expenses	1,057,365	1,400,796

Income from operations	28,121	58,623

Other income (expense):
Interest income	1,384	23
Interest expense	(3,273)	(3,214)
Foreign currency transaction gain	755	718
Change in fair value of interest rate swap contracts	383	1,840
Other	176	193
Total other expense	(575)	(440)

Income before income taxes	27,546	58,183

Income tax expense	(6,305)	(12,692)

Net income	21,241	45,491
Less: net income attributable to non-controlling interest	(646)	(1,027)

Net income attributable to Radiant Logistics, Inc.	$20,595	$44,464

Other comprehensive income:
Foreign currency translation loss	(1,409)	(1,937)
Comprehensive income	$19,832	$43,554

Income per share:
Basic	$0.43	$0.90
Diluted	$0.42	$0.88

Weighted average common shares outstanding:
Basic	48,188,663	49,570,594
Diluted	49,551,388	50,736,582

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity
Balance as of June 30, 2021, as restated	49,930,389	$32	$104,228	$(4,658)	$60,534	$1,141	$161,277	$293	$161,570
Issuance of common stock to shareholders of acquired business	40,000		244	—	—	—	244	—	244
Repurchase of common stock	(1,622,792)	—	—	(11,346)	—	—	(11,346)	—	(11,346)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	158,942	1	(392)	—	—	—	(391)	—	(391)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	234,396	—	268	—	—	—	268	—	268
Distribution to non-controlling interest	—	—	—	—	—	—	—	(1,140)	(1,140)
Share-based compensation	—	—	1,798	—	—	—	1,798	—	1,798
Net income	—	—	—	—	44,464	—	44,464	1,027	45,491
Other comprehensive income	—	—	—	—	—	(1,937)	(1,937)	—	(1,937)

Balance as of June 30, 2022	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557
Repurchase of common stock	(1,784,249)	—	—	(11,063)	—	—	(11,063)	—	(11,063)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	181,495		(471)	—	—	—	(471)	—	(471)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	156,348	—	338	—	—	—	338	—	338
Distribution to non-controlling interest	—	—	—	—	—	—	—	(600)	(600)
Share-based compensation	—	—	2,503	—	—	—	2,503	—	2,503
Net income	—	—	—	—	20,595	—	20,595	646	21,241
Other comprehensive loss	—	—	—	—	—	(1,409)	(1,409)	—	(1,409)
Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$21,241	$45,491
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	2,503	1,798
Amortization of intangible assets	15,290	11,385
Depreciation and amortization of property, technology, and equipment	7,410	7,331
Deferred income tax benefit	(3,493)	(2,603)
Amortization of debt issuance costs	510	500
Change in fair value of contingent consideration	(646)	767
Other	589	1,459
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	97,804	(63,928)
Contract assets	16,122	(5,198)
Income tax payable	(3,661)	(885)
Prepaid expenses, deposits, and other assets	1,928	(1,322)
Operating lease right-of-use assets	10,938	8,808
Accounts payable	(53,910)	26,429
Operating partner commissions payable	(371)	3,666
Accrued expenses and other liabilities	(2,732)	1,251
Operating lease liabilities	(9,127)	(8,695)
Payment of contingent consideration	(2,500)	(1,377)
Net cash provided by operating activities	97,895	24,877

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3,250)	(38,400)
Purchases of property, technology, and equipment	(7,565)	(7,464)
Proceeds from sale of property, technology, and equipment	103	186
Net cash used for investing activities	(10,712)	(45,678)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	67,500	116,144
Repayments of revolving credit facility	(130,025)	(68,619)
Payments of debt issuance costs	(904)	—
Repayments of notes payable and finance lease liabilities	(4,982)	(5,102)
Proceeds from sale of common stock	—	244
Repurchases of common stock	(11,063)	(11,346)
Payment of contingent consideration	—	(1,123)
Distributions to non-controlling interest	(600)	(1,140)
Proceeds from exercise of stock options	343	407
Payments of employee tax withholdings related to restricted stock units and stock options	(476)	(531)
Net cash provided by (used for) financing activities	(80,207)	28,934

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,019	2,590

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,995	10,723
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	25,067	14,344

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$33,062	$25,067

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$32,456	$24,442
Restricted cash	606	625
Total cash, cash equivalents, and restricted cash	$33,062	$25,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$13,637	$16,524
Interest paid	$2,887	$2,639

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. The Company services a large and diversified account base across a range of industries and geographies, which is supported from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 25 Company-owned offices. As a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services including materials management and distribution services (collectively, “materials management and distribution” or “MM&D” services), and customs house brokerage (“CHB”) services to complement its core transportation service offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 60% owned by Radiant Capital Partners, LLC (“RCP,” see Note 11), an entity owned by the Company’s Chief Executive Officer. All significant intercompany balances and transactions have been eliminated.

Non-controlling interest in the consolidated balance sheets represents RCP’s proportionate share of equity in RLP. Net income (loss) of non-wholly-owned consolidated subsidiaries or variable interest entities is allocated to the Company and the holder(s) of the non-controlling interest in proportion to their percentage ownership interests.

b) Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

c) Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts that may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

d) Restricted Cash

Restricted cash represents five months of interest payments on the Company’s senior secured loan held by the lender that are required to be set aside. Restricted cash of $606 is included in prepaid expenses and other current assets in the consolidated balance sheet as of June 30, 2023, and $625 is included in deposits and other assets in the consolidated balance sheet as of June 30, 2022. The Company combines unrestricted and restricted cash for presentation in the consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for doubtful accounts and represents amounts determined by management to be their estimated net realizable value. The Company evaluates the collectability of accounts receivable on a customer-by-customer basis. The Company records an allowance for doubtful accounts to reduce the receivable to an amount estimated to be reasonably collected. The allowance for doubtful accounts is determined from the analysis of the aging of the accounts receivable, historical experience, and knowledge of specific customers. Unbilled amounts as of June 30, 2023 and 2022 were $22,515 and $38,767, respectively (see Note 2s).

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

f) Property, Technology, and Equipment

Property, technology, and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income (expense). Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

g) Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is reviewed for impairment annually or more frequently if facts or circumstances indicate that its carrying amount may not be recoverable.

The Company has determined that there are two reporting units for the purpose of the goodwill impairment test. An entity has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount prior to performing a quantitative impairment test. The qualitative assessment evaluates various factors, such as macroeconomic conditions, industry and market conditions, cost factors, recent events, and financial trends that may impact the fair value of the reporting unit. If it is determined that the estimated fair value of the reporting unit is more-likely-than-not less than its carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is required.

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying amount. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved, and multiples of current and future earnings, and market approach, which utilizes a selection of guideline public companies. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2023 and 2022, management believes no impairment exists.

h) Long-Lived Assets

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

Definite-lived intangible assets consist of customer related intangible assets, trade names and trademarks, licenses, developed technology, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets and trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, licenses are amortized using the straight-line method over ten years, developed technology is amortized using the straight-line method over five years, and non-compete agreements are amortized using the straight-line method over periods of up to five years.

i) Business Combinations

The Company accounts for business acquisitions using the acquisition method. The assets acquired and liabilities assumed in business combinations, including identifiable intangible assets, are recorded based upon their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Acquisition expenses are expensed as incurred. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates are inherently uncertain and subject to refinement.

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

For acquisitions that involve contingent consideration, the Company records a liability equal to the fair value of the contingent consideration obligation as of the acquisition date. The Company determines the acquisition date fair value of the contingent consideration based on the likelihood of paying the additional consideration. The fair value is generally estimated using projected future operating results and the corresponding future earn-out payments that can be earned upon the achievement of specified operating results and financial objectives by acquired companies using Level 3 inputs discounted to present value. These liabilities are measured quarterly at fair value, and any change in the fair value of the contingent consideration liability is recognized in the consolidated statements of comprehensive income.

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

j) Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods and services. The Company’s revenues are primarily from transportation services, which include providing for the arrangement of freight, both domestically and internationally, through modes of transportation, such as air freight, ocean freight, truckload, less than truckload, and intermodal. The Company generates its transportation services revenue by purchasing transportation from direct carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed upon destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as the ancillary services are not distinct in the context of the contract and therefore combined with the performance obligation for transportation services. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require the Company to estimate revenue, in which case it uses the average revenue per shipment, per mode of transportation. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables. The Company receives the unconditional right to bill when shipments are delivered to their destination. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contract with its transportation customers have an expected duration of one year or less. The corresponding direct costs of revenue, including primarily purchased transportation costs and commissions, have been expensed ratably as incurred.

The Company also provides MM&D services for its customers under contracts generally ranging from a few months to five years and include renewal provisions. These MM&D service contracts provide for inventory management, order fulfillment and warehousing of the customer’s product and arrangement of transportation of the customer’s product. The Company’s performance obligations are satisfied over time as the customers simultaneously receive and consume the services provided by the Company as it performs. Revenue is recognized in the amount for which the Company has the right to invoice the customer, as this amount corresponds directly with the value provided to the customer for the Company’s performance completed to date. The transaction price is based on the consideration specified in the contract with the customer and contains fixed and variable consideration. In general, the fixed consideration component of a contract represents reimbursement for facility and equipment costs incurred to satisfy the performance obligation and is recognized on a straight-line basis over the term of the contract. The variable consideration component is comprised of cost reimbursement per unit pricing for time and pricing for materials used and is determined based on cost plus a mark-up for hours of services provided and materials used and is recognized over time based on the level of activity volume.

Other services include primarily CHB services sold separately as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

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

Contract Assets

Contract assets represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations. Upon completion of the performance obligations, which can vary in duration based upon the mode of transportation, the balance is included in accounts receivable.

Operating Partner and Other Commissions

The Company enters into contractual arrangements with strategic operating partners that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging, domestic and international, transportation services. In return, the strategic operating partner is compensated through the payment of sales commissions, which are based on individual shipments. The Company accrues the strategic operating partners’ commission obligation ratably as the goods are transferred to the customer.

The Company records employee sales commissions related to transportation services as an expense when incurred since the amortization period of such costs is less than one year.

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the fiscal years ended June 30, 2023 and 2022, the Company’s contributions under the plan were $1,917 and $1,662, respectively.

l) Income Taxes

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

m) Share-Based Compensation

The Company grants restricted stock awards, restricted stock units, and stock options to certain directors, officers, and employees. The fair value of restricted stock awards is the market price of the Company’s common stock as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of stock option awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs.

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock awards and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. The Company accounts for forfeitures as they occur. Share-based compensation expense is reflected in personnel costs in the consolidated statements of comprehensive income.

n) Basic and Diluted Income per Share Allocable to Common Stockholders

Basic income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed by dividing net income allocable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding after giving effect to all potential dilutive securities, such as restricted stock units and stock options.

o) Foreign Currency

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at year-end exchange rates and all revenue and expenses are translated at the weighted average rates for the period. Translation adjustments are recorded in foreign currency translation in other comprehensive income.

Gains and losses on transactions of monetary items denominated in a foreign currency are recognized within other expense on the consolidated statements of comprehensive income.

p) Leases

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liabilities; and operating lease liabilities, net of current portion in the consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liabilities; and finance lease liabilities, net of current portion in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease, which the Company has generally not included in its calculation of ROU assets or lease liabilities as it is not reasonably certain that the option will be exercised in the normal course of business.

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal years ended June 30, 2023 and 2022 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the fiscal years ended June 30, 2023 and 2022 are immaterial.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2023 and 2022, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method is reflected as a reduction of stockholders’ equity at cost. As of June 30, 2023, there have been no reissuances of treasury stock.

s) Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the consolidated financial statements to conform to the current year presentation. In the fourth quarter of 2023, the Company reclassified unbilled receivables in its consolidated balance sheet as of June 30, 2022 to the financial statement caption, accounts receivable, net, which were previously reported in contract assets. Management has evaluated the reclassification on its previously filed financial statements from a quantitative and qualitative perspective, and has concluded that this reclassification was not material to the prior year as previously reported and the quarterly periods within the year.

The prior year consolidated balance sheet and statements of cash flows have been adjusted from the amounts previously reported. The following tables summarize the effect:

(In thousands)	June 30, 2022 As Previously Reported	Reclassification	June 30, 2022 As Reclassified
Accounts receivable, net	$186,492	$38,767	$225,259
Contract assets	61,154	(38,767)	22,387
Total current assets	289,344	—	289,344

(In thousands)	June 30, 2022 As Previously Reported	Reclassification	June 30, 2022 As Reclassified
OPERATING ACTIVITIES:
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	$(54,387)	$(9,541)	$(63,928)
Contract assets	(14,739)	9,541	(5,198)
Net cash provided by operating activities	24,877	—	24,877

t) Recent Accounting Guidance Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (and issued subsequent ASUs on ASC 326), which significantly changes estimates for credit losses related to financial assets measured at amortized cost, including trade receivables and other contracts, such as off-balance sheet credit exposure, specifically, standby letters of credit, financial guarantees, and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss (”CECL”) model. The CECL model requires the measurement of the lifetime expected credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable, and supportable forecasts. The Company, as a smaller reporting company as of the relevant measuring period, qualified for an extension of the adoption of ASU 2016-13 (and all subsequent ASUs on Topic 326) to July 1, 2023.

The Company will adopt ASU 2016-13 on July 1, 2023 using the modified retrospective approach. The Company has determined that this new guidance is applicable primarily to its accounts receivable, which are short-term and for which the Company has not historically experienced significant credit losses. Management does not expect that the adoption of this guidance will result in a significant cumulative-effect adjustment to retained earnings, net of income taxes, upon adoption.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured in accordance with Revenue from Contracts with Customers (Topic 606), rather than using fair value on the acquisition date. ASU 2021-08 is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those annual periods, and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted. The Company plans to apply the provisions of ASU 2021-08 on a prospective basis to business combinations occurring on or after July 1, 2023.

NOTE 3 – REVENUE

For the fiscal year ended June 30, 2023 and 2022, there was no customer whose revenue represented 10% or more of consolidated revenues. A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Year Ended June 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$923,039	$110,225	$(385)	$1,032,879
Value-added services (1)	14,458	38,149	—	52,607
Total	$937,497	$148,374	$(385)	$1,085,486

Timing of revenue recognition:
Services transferred over time	$932,542	$148,293	$(385)	$1,080,450
Services transferred at a point in time	4,955	81	—	5,036
Total	$937,497	$148,374	$(385)	$1,085,486

	Year Ended June 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$1,268,248	$149,230	$(1,428)	$1,416,050
Value-added services (1)	14,785	28,584	—	43,369
Total	$1,283,033	$177,814	$(1,428)	$1,459,419

Timing of revenue recognition:
Services transferred over time	$1,275,452	$177,814	$(1,428)	$1,451,838
Services transferred at a point in time	7,581	—	—	7,581
Total	$1,283,033	$177,814	$(1,428)	$1,459,419

(1)
Value-added services include MM&D, CHB, GTM and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2023	2022
Numerator:
Net income attributable to Radiant Logistics, Inc.	$20,595	$44,464

Denominator:
Weighted average common shares outstanding, basic	48,188,663	49,570,594
Dilutive effect of share-based awards	1,362,725	1,165,988

Weighted average common shares outstanding, diluted	49,551,388	50,736,582

Potentially dilutive common shares excluded	107,500	113,696

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through November 2033.

The Company has lease commitments that have been executed but have not yet commenced. The undiscounted future lease payments of these commitments total $27,009 and are excluded from the tables below.

The components of lease expense are as follows:

	Year Ended June 30,
(In thousands)	2023	2022
Operating lease cost	$13,818	$10,202

Finance leases:
Amortization of leased assets	706	628
Interest on lease liabilities	70	101

Total finance lease cost	$776	$729

Supplemental cash flow information related to leases are as follows:

	Year Ended June 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$12,007	$8,695
Operating cash flows paid for interest portion of finance leases	70	101
Financing cash flows paid for principal portion of finance leases	577	732

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$27,264	$11,968
Finance leases	523	—

Supplemental balance sheet information related to leases are as follows:

	June 30,	June 30,
(In thousands)	2023	2022
Operating leases:
Operating lease right-of-use assets	$56,773	$41,111

Current portion of operating lease liabilities	11,273	7,641
Operating lease liabilities, net of current portion	52,120	37,776

Total operating lease liabilities	$63,393	$45,417

Finance leases:
Property, technology, and equipment, net	$1,878	$2,039

Current portion of finance lease liabilities	620	577
Finance lease liabilities, net of current portion	1,121	1,223

Total finance lease liabilities	$1,741	$1,800

Weighted average remaining lease term:
Operating leases	6.2 years	5.5 years
Finance leases	3.2 years	3.4 years

Weighted average discount rate:
Operating leases	5.29%	4.33%
Finance leases	4.93%	4.54%

As of June 30, 2023, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2024	$14,363	$690
2025	13,953	668
2026	12,206	297
2027	10,706	73
2028	6,699	73
Thereafter	17,895	89

Total lease payments	75,822	1,890

Less imputed interest	(12,429)	(149)

Total lease liabilities	$63,393	$1,741

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,	June 30,
(In thousands)	Useful Life	2023	2022
Computer software	3 − 5 years	$26,964	$26,324
Trailers and related equipment	3 − 15 years	7,015	6,639
Office and warehouse equipment	3 − 15 years	14,179	10,307
Leasehold improvements	(1)	9,083	7,588
Computer equipment	3 − 5 years	4,529	4,272
Furniture and fixtures	3 − 15 years	1,743	1,514

Property, technology, and equipment		63,513	56,644
Less: accumulated depreciation and amortization		(38,124)	(31,821)

Property, technology, and equipment, net		$25,389	$24,823

(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $7,410 and $7,331 for the fiscal years ended June 30, 2023 and 2022, respectively. Computer software includes approximately $548 and $1,032 of software in development as of June 30, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2021	$72,582
Acquisition	16,424
Foreign currency translation loss	(807)

Balance as of June 30, 2022	$88,199
Acquisition	1,598
Foreign currency translation loss	(594)

Balance as of June 30, 2023	$89,203

Intangible Assets

Intangible assets consist of the following:

	June 30, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.5 years	$117,645	$(87,175)	$30,470
Trade names and trademarks	7.6 years	15,547	(12,637)	2,910
Licenses	3.7 years	785	(490)	295
Developed technology	3.4 years	4,091	(1,295)	2,796
Covenants not to compete	1.6 years	1,433	(1,263)	170

		$139,501	$(102,860)	$36,641

	June 30, 2022
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.2 years	$114,974	$(78,736)	$36,238
Trade names and trademarks	3.8 years	15,700	(7,670)	8,030
Licenses	4.8 years	808	(424)	384
Developed technology	4.4 years	4,091	(477)	3,614
Covenants not to compete	2.6 years	1,433	(1,154)	279

		$137,006	$(88,461)	$48,545

Amortization expense amounted to $15,290 and $11,385 for the fiscal years ended June 30, 2023 and 2022, respectively. Certain acquired trade names have been rebranded in connection with the Company’s long-term growth strategy for consistency across the business and to better serve its customers. The Company will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expense from June 2022 to December 2022.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2024	$10,071
2025	8,114
2026	3,424
2027	2,851
2028	2,222

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,	June 30,
(In thousands)	2023	2022
Revolving credit facility	$—	$62,525
Senior secured loans	4,204	8,902
Unamortized debt issuance costs	(97)	(133)

Total notes payable	4,107	71,294
Less: current portion	(4,107)	(4,575)

Total notes payable, net of current portion	$—	$66,719

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2024	$4,204

Total	$4,204

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022. The Revolving Credit Facility includes a $75,000 accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company its guarantors named below on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings under the Revolving Credit Facility accrue interest (at the Company’s option), at a) the Lenders’ base rate plus 0.75% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate ("SOFR") plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR plus 1.40% to 2.40%; and c) Term SOFR Daily Floating Rate plus 1.65% and can be subsequently adjusted based on the Company’s consolidated net leverage ratio under the facility at Term SOFR Daily Floating Rate plus 1.40% to 2.40%. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of June 30, 2023, the one-month SOFR rate was 5.14%.

For borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of June 30, 2023, the amount of $606 is recorded as restricted cash presented within prepaid expenses and other current assets in the accompanying consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of June 30, 2023, $2,858 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of June 30, 2023, $1,346 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of June 30, 2023, the Company was in compliance with all of its covenants.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s consolidated balance sheets at their fair values and consist of interest rate swap contracts as of June 30, 2023 and 2022. On March 20, 2020, and effective April 17, 2020, the Company entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, the Company entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $2,229 and $1,846 recorded in deposits and other assets in the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of June 30, 2023 or 2022.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 1,784,249 shares of its common stock at an average cost of $6.20 per share for an aggregate cost of $11,063 during the fiscal year ended June 30, 2023. During the fiscal year ended June 30, 2022, the Company purchased 1,622,792 shares of its common stock at an average cost of $6.99 per share for an aggregate cost of $11,346.

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

RLP recorded $1,077 and $1,712 in net income for the fiscal years ended June 30, 2023 and 2022, respectively. RCP’s distributable share was $646 and $1,027 for the fiscal years ended June 30, 2023 and 2022, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
(In thousands)	2023	2022
ASSETS
Accounts receivable − Radiant Global Logistics, Inc.	$377	$319
Prepaid expenses and other current assets	1	3

	$378	$322

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$1	$22
Partners’ capital	377	300

	$378	$322

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
•
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option pricing and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(4,173)	$(4,173)
Interest rate swap contracts (derivatives)	2,229	2,229

	Fair Value Measurements as of June 30, 2022
(In thousands)	Level 3	Total
Contingent consideration	$(5,530)	$(5,530)
Interest rate swap contracts (derivatives)	1,846	1,846

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2022	$(5,530)	$1,846
Increase related to acquisition	(1,789)	—
Contingent consideration paid	2,500	—
Change in fair value	646	383

Balance as of June 30, 2023	$(4,173)	$2,229

The Company has contingent obligations to transfer cash payments and equity shares to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over their stated earn-out period. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the contingent liability is included in the consolidated statements of comprehensive income. The change in fair value in each period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount, through earn-out periods measured through September 2024, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
DCA contingent consideration	$(3,472)	Income approach	Actual EBITDA over the three-year earn-out period ended January 2023	> $14,900
			Risk-adjusted discount rate	12.0%
Cascade contingent consideration	$(701)	Income approach	Projected gross margin over the two-year earn-out period ending September 2024	>$6,400
			Risk-adjusted discount rate	17.4%

As discussed in Note 9, derivative instruments are carried at fair value on the consolidated balance sheets. The fair market value of interest rate swaps are determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the fiscal years ended June 30, 2023 and 2022, there were no transfers of financial instruments between Level 1, 2, and 3.

NOTE 13 – INCOME TAXES

The significant components of income tax expense (benefit) are as follows:

	Year ended June 30,
(In thousands)	2023	2022
Current:
Federal	$3,115	$8,802
State	2,568	1,545
Foreign	4,115	4,948
Total current	9,798	15,295

Deferred:
Federal	(2,665)	(2,243)
State	(689)	(350)
Foreign	(139)	(10)
Total deferred	(3,493)	(2,603)

Income tax expense	$6,305	$12,692

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
(In thousands)	2023	2022
Income tax expense at U.S. statutory rate (21%)	$5,785	$12,219
State income taxes, net of federal benefit	1,484	944
Foreign tax rate differential	750	842
Permanent differences	63	59
Share-based compensation	(111)	(233)
GILTI & FDII	(422)	(698)
Other, net	(1,244)	(441)

Income tax expense	$6,305	$12,692

The Company’s effective tax rate for the year ended June 30, 2023 is higher than the U.S. federal statutory rate primarily due to state and foreign income taxes. The Company’s effective tax rate for the fiscal year ended June 30, 2022 is higher than the U.S. federal statutory rate primarily due to state income taxes and the jurisdictional mix of the Company’s income before taxes offset by the windfall benefit from exercise of stock options and the benefit from foreign-derived intangible income.

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2023	2022
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$395	$594
Accruals	937	1,155
Share-based compensation	1,477	1,254
Operating lease liabilities	16,401	11,985
Operating lease ROU asset	(14,806)	(11,114)
Property, technology, and equipment basis differences	(1,977)	(2,792)
Goodwill deductible for tax purposes	(3,345)	(3,156)
Intangible assets	(618)	(3,044)
Other, net	(1,408)	(1,364)

Net deferred tax liabilities	$(2,944)	$(6,482)

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by the IRS are the fiscal years ended June 30, 2020 through June 30, 2023. Tax years that remain subject to examination by state authorities are the fiscal years ended June 30, 2019 through June 30, 2023. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2017 through June 30, 2023. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment. The Company does not have any material uncertain tax positions.

NOTE 14 – SHARE-BASED COMPENSATION

The Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (the “2021 plan”) permits the Company’s Audit and Executive Committee to grant share-based awards to eligible employees, non-employee directors, and consultants of the Company. The 2021 plan became effective immediately upon approval by the Company’s stockholders and will expire on November 16, 2031, unless terminated earlier by the Board. The 2021 plan replaces the 2012 Radiant Logistics, Inc. Stock Option and Performance Award Plan (the “2012 plan”). The remaining shares available for grant under the 2012 plan will roll over into the 2021 plan, and no new awards will be granted under the 2012 plan. The terms of the 2012 plan, as applicable, will continue to govern awards outstanding under the 2012 plan, until exercised, expired, paid or otherwise terminated or canceled. Other than the 2021 plan, there are no other equity compensation plans under which equity awards can be granted.

Restricted Stock Units

During the fiscal years ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock units of $2,432 and $1,728, respectively. As of June 30, 2023, the Company had approximately $5,172 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.79 years.

The following table summarizes restricted stock unit activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2022	962,998	$6.17
Vested	(252,230)	5.56
Granted	695,898	6.67
Forfeited	(45,870)	6.24

Unvested balance as of June 30, 2023	1,360,796	$6.54

The table above includes a total of 607,068 restricted stock units with performance-based conditions as of June 30, 2023. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the fiscal years ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to stock options of $71 and $70, respectively. The aggregate intrinsic value of options exercised was $533 and $1,407, respectively for the fiscal years ended June 30, 2023 and 2022. As of June 30, 2023, the Company had approximately $208 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 2.93 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2022	1,105,084	$4.06	3.09	$3,719
Exercised	(158,570)	2.22	—	533

Outstanding as of June 30, 2023	946,514	$4.37	2.40	$2,302

Exercisable as of June 30, 2023	886,514	$4.16	2.02	$2,302

The following table summarizes outstanding and exercisable options by exercise price range as of June 30, 2023:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$2.00 − $2.99	5,271	$2.22	0.35	$24	5,271	$2.22	0.35	$24
$3.00 − $3.99	373,591	3.33	1.90	1,267	373,591	3.33	1.90	1,267
$4.00 − $4.99	402,407	4.41	1.59	928	402,407	4.41	1.59	928
$5.00 − $5.99	55,245	5.21	1.84	83	55,245	5.21	1.84	83
$6.00 − $6.99	10,000	6.77	2.08	—	10,000	6.77	2.08	—
$7.00 − $7.99	100,000	7.45	7.93	—	40,000	7.45	7.93	—

	946,514	$4.37	2.40	$2,302	886,514	$4.16	2.02	$2,302

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company records accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Legal expenses are expensed as incurred. There were no potentially material legal proceedings as of June 30, 2023.

Subsequent to year-end, the Company initiated claims against a former customer for unpaid accounts receivable. In response, the former customer has claimed damages against the Company for alleged breach of contract and damages. The matter is in its preliminary stage and the Company is not yet able to reasonably estimate a possible loss or range of loss, if any. The Company intends to defend against these claims. An adverse outcome could have a material impact on the Company’s results of operations and cash flows.

On December 8, 2021, the Company detected a ransomware incident impacting certain of the Company’s operational and information technology systems. While the Company’s systems recovery efforts are complete and the Company’s operations are fully functional, the incident did result in a loss of revenue as well as certain incremental costs. In addition, following an extensive forensic investigation by a team of cybersecurity experts, the Company confirmed that some data extraction related to the Company’s customers and employees occurred before the Company took its systems offline. The Company notified law enforcement, provided notice to customers apprising them of the situation and provided any notices that may be required by applicable law related to potential Personal Identifiable Information (PII data) exposure. Although the Company acted promptly and as efficiently as possible any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions, which provide for the selling equity owners to receive additional consideration if specified operating results and financial objectives are achieved in future periods. Earn-out payments are generally due annually on November 1st and 90 days following the quarter of the final earn-out period for each respective acquisition.

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)	2024	2025	Total
Earn-out payments:
Cash	$3,886	$287	$4,173

Total estimated earn-out payments	$3,886	$287	$4,173

Other Contractual Commitments

As of June 30, 2023, the Company has $2,697 of non-cancelable contractual commitments related to warehouse equipment, tenant improvements, and purchase of furniture and fixtures associated with operating leases that have not yet commenced. The amounts are expected to be paid within one year.

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

As of and for the Year Ended June 30, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$937,497	$148,374	$(385)	$1,085,486
Income (loss) from operations	41,619	14,605	(28,103)	28,121
Other income (expense)	599	332	(1,506)	(575)
Income (loss) before income taxes	42,218	14,937	(29,609)	27,546
Depreciation and amortization	4,072	3,335	15,293	22,700
Total assets	284,889	108,852	—	393,741
Property, technology, and equipment, net	10,104	15,285	—	25,389
Goodwill	68,823	20,380	—	89,203

As of and for the Year Ended June 30, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$1,283,033	$177,814	$(1,428)	$1,459,419
Income (loss) from operations	63,081	18,570	(23,028)	58,623
Other income (expense)	678	233	(1,351)	(440)
Income (loss) before income taxes	63,759	18,803	(24,379)	58,183
Depreciation and amortization	3,820	3,509	11,387	18,716
Total assets	394,209	103,142	—	497,351
Property, technology, and equipment, net	11,606	13,217	—	24,823
Goodwill	67,225	20,974	—	88,199

NOTE 17 − BUSINESS COMBINATIONS

Fiscal Year 2023 Acquisition

On October 1, 2022, the Company, through a wholly-owned subsidiary, acquired the assets and operations of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based privately held company that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007. As part of the post-acquisition integration activities, Cascade has combined with existing Company‑owned operations in Minneapolis and is able to leverage the Company’s Global Trade Management (“GTM”) platform to strengthen the Company’s purchase order and vendor management service offerings. As consideration for the acquisition, the Company paid $3,250 in cash upon closing, and the seller is entitled to additional contingent consideration payable in subsequent periods based on future performance of the acquired operation.

The following table summarizes the fair value of the consideration transferred for the acquisition and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash	$3,250	$—	$3,250
Contingent consideration	1,987	(198)	1,789
Deposits and other assets	3	—	3
Operating lease right-of-use asset	34	—	34
Intangible assets	3,468	(30)	3,438
Operating lease liability	(34)	—	(34)

Total identifiable net assets	3,471	(30)	3,441
Goodwill	1,766	(168)	1,598
	$5,237	$(198)	$5,039

The fair values of the intangible assets were estimated by the Company with the assistance of valuation specialists. The fair value was estimated using a discounted cash flow approach with Level 3 inputs. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used risk-adjusted cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflect market participant assumptions. The goodwill is recorded in the U.S. operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist of customer related intangible assets and have a useful life of 10 years.

After management’s review of post-acquisition integration activities, it was determined that the leased facility had no future economic benefit to the Company and abandoned the lease. For the fiscal year ended June 30, 2023, a lease abandonment charge of $30 was recognized in the consolidated statements of comprehensive income.

The results of operations from Cascade were included in the consolidated financial statements from the date of acquisition. However, they were immaterial and thus no proforma presentation was necessary.

Fiscal Year 2022 Acquisition

On December 3, 2021, and effective as of November 30, 2021, the Company entered into a Stock Purchase Agreement, pursuant to which it acquired all of the issued and outstanding common shares of Navegate, Inc. (“Navegate”), a Minnesota based, privately held company from Saltspring Capital, LLC. Navegate is a technology-enabled supply chain management and third-party logistics services company that combines a robust digital platform and decades of expertise to manage international, cross-border, and domestic freight from purchase order to final delivery. Navegate’s combination of technology-enabled services, customs brokerage expertise, and a full complement of international and domestic services significantly reduces costs and leads to better compliance and risk mitigation for its customers. The goodwill recognized is attributable to expanded service lines and geographic footprint.

As consideration for the acquisition, the Company paid $35,000 in cash upon closing. The transaction was financed through proceeds received from the Company's existing credit facility. A net working capital adjustment of $3,852 was finalized in the third quarter of fiscal year 2022 and was paid to Saltspring Capital, LLC. The aggregate purchase price of $38,852 was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.

The following table summarizes the fair value of the consideration transferred for the acquisition and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash	$35,000	$—	$35,000
Net working capital adjustment	—	3,852	3,852

Current assets	19,187	—	19,187
Property, technology, and equipment	1,434	—	1,434
Intangible assets	17,834	1,188	19,022
Other long-term assets	1,621	—	1,621
Liabilities assumed	(18,836)	—	(18,836)

Total identifiable net assets	21,240	1,188	22,428
Goodwill	13,760	2,664	16,424
	$35,000	$3,852	$38,852

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

Intangible assets acquired and their respective useful lives are as follows:

(In thousands)	Purchase Price Allocation	Adjustments	Final Purchase Price Allocation	Useful Life
Customer related	$12,392	$910	$13,302	15 years
Developed technology	3,942	149	4,091	5 years
Trade name	1,500	129	1,629	10 years
	$17,834	$1,188	$19,022

Navegate results were immaterial to the consolidated financial statements and thus no proforma presentation was necessary.

NOTE 18 − SUBSEQUENT EVENTS

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 10, the Company purchased 2,030 shares of Common Stock subsequent to June 30, 2023 and through September 5, 2023 for a total cost of $13, inclusive of transaction costs, bringing the total Common Stock repurchased under the plan to 2,538,338 shares.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2023 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of June 30, 2023 due to the existence of material weaknesses described below.

In light of the material weaknesses described below, management performed additional analysis and other substantive procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures, which:

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

As of June 30, 2023, we concluded that our internal control over financial reporting was not effective due to the material weaknesses discussed below.

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

In response to this material weakness, the Company has continued making progress with corrective action during fiscal year 2023 to address the material weakness and provide reasonable assurance that future errors in revenue transactions would be prevented and/or detected in a timely manner. The Company’s corrective actions include, but are not limited to:

a)
Implementing new controls;
b)
Working with strategic operating partners and Company-owned locations to understand their processes and strengthen the Company’s monitoring controls over their operations;
c)
Identifying and formalizing the critical data elements in our revenue accrual process;
d)
Further refining our accrual process to be more granular and operate to the desired level of precision to detect material misstatements; and
e)
Performing additional review procedures and analysis including testing of unposted shipments and subsequently analyzing posted shipments in an effort to improve the overall accuracy of the revenue accrual.

As of June 30, 2023, remediation is ongoing. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenues. While existing controls have been enhanced, and new controls have been implemented, there is a need for additional enhancements around the design of those controls, including, but not limited to, the formalization of the documentation retained to evidence the performance of these controls. Further testing procedures are also needed to verify their effectiveness over multiple periods of operation. As such, the Company concluded that the material weakness related to the recording and processing of revenue transactions has not been fully remediated. We anticipate fully remediating the material weakness during fiscal year 2024.

Material Weaknesses over Information Technology General Controls (“ITGCs”) and Remediation Efforts

As of June 30, 2023, we concluded that material weaknesses exist surrounding our ITGCs, specifically relating to change management and user access rights.

As of June 30, 2023, the material weaknesses related to the ineffective design and operation of ITGCs over the information technology (“IT”) systems supporting the Company’s Transportation Management (“TM”) systems as well as its Enterprise Resource Planning (“ERP”) system. Business process controls (automated and manual) that are dependent on effective IT systems, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. The Company identified material weaknesses in their internal control over financial reporting associated with (i) not designing and maintaining effective ITGCs over privileged user accounts and developers for its TM systems used to account for revenue and related cost of transportation and its ERP system used in the preparation of the consolidated financial statements and (ii) not designing and maintaining effective controls to timely detect and independently review instances where individuals with access to create and implement systems changes to the TM and ERP systems.

In response to the material weaknesses, the Company removed certain elevated logical access privileges from user accounts and is actively enhancing existing controls that may include the addition of new controls to further strengthen our technology environment. For user access rights, this includes the implementation of additional software specifically designed to control access, which will be deployed before the end of the second quarter in fiscal year 2024. We expect the material weaknesses to be resolved in fiscal year 2024. The Company will need the refined and new controls to operate effectively for a specific period before concluding that the material weaknesses have been resolved.

The ITGC material weaknesses did not result in a misstatement to the consolidated financial statements for the fiscal year ending 2023.

Changes in Internal Control over Financial Reporting

Except for the remediation activities and the ITGCs material weaknesses described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Radiant Logistics, Inc. will hold its Annual Meeting of Stockholders (the “2023 Annual Meeting”) at its corporate offices on Wednesday, November 15, 2023 at 9:00 a.m., Pacific time. All holders of record of our common stock outstanding as of the close of business on Friday, September 22, 2023 will be entitled to vote at the 2023 Annual Meeting.

Due to the fact that the New Meeting Date for the 2023 Annual Meeting has changed by more than 30 days from the anniversary date of the 2022 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal or qualified stockholder nominations.

Stockholder proposals not intended to be included in the proxy materials for the 2023 Annual Meeting as well as stockholder nominations for election of directors at the 2023 Annual Meeting must each comply with advance notice provisions set forth in our Amended and Restated Bylaws. For stockholder proposals to be considered properly brought before the 2023 Annual Meeting, written notice must be received by our corporate secretary by September 26, 2023, which is 50 days prior to the 2023 Annual Meeting date. For director nominations to be considered properly brought before the 2023 Annual Meeting, written notice must be received by our corporate secretary by September 23, 2023, which is the 10th calendar day following the date of public announcement of the 2023 Annual Meeting date. If we do not receive notice by the foregoing dates, as applicable, then such notice will be considered untimely.

In addition to timing requirements, the advance notice provisions of our Amended and Restated Bylaws contain informational content requirements that also must be met. A copy of the Amended and Restated Bylaws may be obtained by writing to the Company at our principal place of business.

Stockholder proposals must comply with the requirements of all applicable laws, including, if applicable, Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding the inclusion of stockholder proposals in the Company’s proxy materials. The September 26, 2023 deadline will also apply in determining whether a stockholder proposal is submitted timely under Rule 14a-8.

All proposals by stockholders, all notices of nominations or other general business and all written requests for a copy of our Amended and Restated Bylaws should be sent to:

Radiant Logistics, Inc.

Triton Towers Two

700 S. Renton Village Place, Seventh Floor

Renton, Washington 98057

Attn: Todd Macomber

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, (which we refer to as our “2023 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Audit and Executive Oversight Committee Report” and “Director Compensation” in our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as part of this Report

(1) All Financial Statements and Supplemental Information

The Company’s consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/19

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.5	Description of Company’s Common Stock	X

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.5	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.6	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.7	Radiant Logistics, Inc. Management Incentive Compensation Plan (As Amended and Restated Effective as of July 1, 2021)+		8-K		10.1	10/4/21

10.8	Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.1	11/23/21

10.9	Form of Employee Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.2	11/23/21

10.10	Form of Employee Restricted Stock Unit Award Agreement (Canada) for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.3	11/23/21

10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.4	11/23/21

10.12	Form of Employee Performance Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.5	11/23/21

10.13	Form of Employee Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.6	11/23/21

10.14	Form of Non-Employee Director Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.7	11/23/21

10.15	Discretionary Management Incentive Compensation Plan effective July 1, 2012+	8-K		10.5	5/14/12

10.16	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	DEF 14A		Annex A	10/9/12

10.17	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.5	2/12/13

10.18	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.7	2/12/13

10.19	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.8	2/12/13

10.20	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.1	11/9/16

10.21	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.2	11/9/16

10.22	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.3	11/9/16

10.23	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.4	11/9/16

10.24	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.1	2/8/17

10.25	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.2	2/8/17

10.26	Credit Agreement, dated August 5, 2022, by and among Radiant Logistics, Inc. and Radiant Global Logistics, Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A., the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.	8-K		10.1	8/11/22

10.27

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

10.28

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

		8-K	10.3	8/11/22

10.29	First Lien Pari Passu Intercreditor Agreement, dated as of August 5, 2022, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.	8-K	10.4	8/11/22

10.30

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

10.31

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

			8-K	10.3	3/19/20

10.32	First Lien Pari Passu Intercreditor Agreement, dated as of March 13, 2020, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.		8-K	10.4	3/19/20

14.1	Code of Business Conduct and Ethics		10-KSB	14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Moss Adams, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema	X

101.CAL	Inline XBRL Taxonomy Extension Calculation	X

101.DEF	Inline XBRL Taxonomy Extension Definition	X

101.LAB	Inline XBRL Taxonomy Extension Label	X

101.PRE	Inline XBRL Taxonomy Extension Presentation	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 13, 2023	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard P. Palmieri	Director	September 13, 2023
Richard P. Palmieri

/s/ Michael Gould	Director	September 13, 2023
Michael Gould

/s/ Kristin E. Toth	Director	September 13, 2023
Kristin E. Toth

/s/ Bohn H. Crain	Chairman and Chief Executive Officer	September 13, 2023
Bohn H. Crain	(Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 13, 2023
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)