Form 10-Q
period 2023-09-30
RADIANT LOGISTICS, INC
filed 2023-11-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

There were 46,942,916 shares outstanding of the registrant’s common stock as of November 3, 2023.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,867	$32,456
Accounts receivable, net of allowance of $2,784 and $2,776, respectively	116,318	126,725
Contract assets	6,473	6,180
Income tax receivable	475	—
Prepaid expenses and other current assets	12,600	15,211
Total current assets	171,733	180,572

Property, technology, and equipment, net	25,476	25,389

Goodwill	88,709	89,203
Intangible assets, net	34,011	36,641
Operating lease right-of-use assets	52,874	56,773
Deposits and other assets	5,023	5,163
Total other long-term assets	180,617	187,780
Total assets	$377,826	$393,741

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,145	$84,561
Operating partner commissions payable	14,260	18,360
Accrued expenses	9,013	8,739
Income tax payable	—	369
Current portion of notes payable	2,903	4,107
Current portion of operating lease liabilities	10,927	11,273
Current portion of finance lease liabilities	626	620
Current portion of contingent consideration	246	3,886
Other current liabilities	254	258
Total current liabilities	118,374	132,173

Operating lease liabilities, net of current portion	48,544	52,120
Finance lease liabilities, net of current portion	963	1,121
Contingent consideration, net of current portion	209	287
Deferred tax liabilities	2,597	2,944
Total long-term liabilities	52,313	56,472
Total liabilities	170,687	188,645

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,733,187 and 51,603,386 shares issued, and 47,388,981 and 47,294,529 shares outstanding, respectively	33	33
Additional paid-in capital	109,066	108,516
Treasury stock, at cost, 4,344,206 and 4,308,857 shares, respectively	(27,297)	(27,067)
Retained earnings	128,215	125,593
Accumulated other comprehensive loss	(3,333)	(2,205)
Total Radiant Logistics, Inc. stockholders’ equity	206,684	204,870
Non-controlling interest	455	226
Total equity	207,139	205,096
Total liabilities and equity	$377,826	$393,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2023	2022
Revenues	$210,797	$330,971

Operating expenses:
Cost of transportation and other services	149,973	254,491
Operating partner commissions	23,782	30,106
Personnel costs	19,627	19,771
Selling, general and administrative expenses	9,475	8,770
Depreciation and amortization	4,525	6,778
Change in fair value of contingent consideration	(246)	160
Total operating expenses	207,136	320,076

Income from operations	3,661	10,895

Other income (expense):
Interest income	585	40
Interest expense	(302)	(821)
Foreign currency transaction gain	96	467
Change in fair value of interest rate swap contracts	(202)	690
Other	27	5
Total other income	204	381

Income before income taxes	3,865	11,276

Income tax expense	(1,014)	(2,764)

Net income	2,851	8,512
Less: net income attributable to non-controlling interest	(229)	(79)

Net income attributable to Radiant Logistics, Inc.	$2,622	$8,433

Other comprehensive income:
Foreign currency translation loss	(1,128)	(3,478)
Comprehensive income	$1,723	$5,034

Income per share:
Basic	$0.06	$0.17
Diluted	$0.05	$0.17

Weighted average common shares outstanding:
Basic	47,297,957	48,745,317
Diluted	49,076,185	50,303,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended September 30, 2023

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096
Repurchase of common stock	(35,349)	—	—	(230)	—	—	(230)	—	(230)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	127,868	—	(331)	—	—	—	(331)	—	(331)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,933	—	—	—	—	—	—	—	—
Share-based compensation	—	—	881	—	—	—	881	—	881
Net income	—	—	—	—	2,622	—	2,622	229	2,851
Other comprehensive loss	—	—	—	—	—	(1,128)	(1,128)	—	(1,128)
Balance as of September 30, 2023	47,388,981	$33	$109,066	$(27,297)	$128,215	$(3,333)	$206,684	$455	$207,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three Months Ended September 30, 2022

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2022, as restated	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557
Repurchase of common stock	(219,517)	—	—	(1,340)	—	—	(1,340)	—	(1,340)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	152,881	—	(442)	—	—	—	(442)	—	(442)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	411	—	1	—	—	—	1	—	1
Distribution to non-controlling interest	—	—	—	—	—	—	—	(75)	(75)
Share-based compensation	—	—	609	—	—	—	609	—	609
Net income	—	—	—	—	8,433	—	8,433	79	8,512
Other comprehensive loss	—	—	—	—	—	(3,478)	(3,478)	—	(3,478)
Balance as of September 30, 2022	48,674,710	$33	$106,314	$(17,344)	$113,431	$(4,274)	$198,160	$184	$198,344

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$2,851	$8,512
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	881	609
Amortization of intangible assets	2,643	4,963
Depreciation and amortization of property, technology, and equipment	1,882	1,815
Deferred income tax benefit	(348)	(498)
Amortization of debt issuance costs	124	110
Change in fair value of contingent consideration	(246)	160
Change in fair value of interest rate swap contracts	202	(690)
Other	151	(7)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	9,760	22,716
Contract assets	(305)	8,384
Income taxes	(863)	(3,562)
Prepaid expenses, deposits, and other assets	2,502	1,985
Operating lease right-of-use assets	2,944	2,440
Accounts payable	(4,091)	(16,659)
Operating partner commissions payable	(4,118)	299
Accrued expenses and other liabilities	298	(2,077)
Operating lease liabilities	(2,908)	(1,871)
Payment of contingent consideration	(3,473)	—
Net cash provided by operating activities	7,886	26,629

INVESTING ACTIVITIES:
Purchases of property, technology, and equipment	(2,473)	(949)
Proceeds from sale of property, technology, and equipment	4	18
Net cash used for investing activities	(2,469)	(931)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	57,500
Repayments of revolving credit facility	—	(82,500)
Payments of debt issuance costs	(106)	(741)
Repayments of notes payable and finance lease liabilities	(1,312)	(1,270)
Repurchases of common stock	(230)	(1,340)
Distribution to non-controlling interest	—	(75)
Proceeds from exercise of stock options	2	1
Payments of employee tax withholdings related to restricted stock units and stock options	(333)	(442)
Net cash used for financing activities	(1,979)	(28,867)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(41)	2,397

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,397	(772)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	33,062	25,067

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$36,459	$24,295

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$35,867	$23,714
Restricted cash	592	581
Total cash, cash equivalents, and restricted cash	$36,459	$24,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,253	$6,771
Interest paid	$180	$652

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. The Company services a large and diversified account base across a range of industries and geographies, which is supported from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company’s behalf, and approximately 25 Company-owned offices. As a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

b) Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

c) Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts that may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

d) Restricted Cash

Restricted cash represents five months of interest payments on the Company’s senior secured loan held by the lender that are required to be set aside. Restricted cash of $592 and $606 is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2023 and June 30, 2023, respectively. The Company combines unrestricted and restricted cash for presentation in the condensed consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $22,395 and $22,515 as of September 30, 2023 and June 30, 2023, respectively.

Through a contractual arrangement, the Company records trade accounts receivable from revenue generated from independently owned strategic operating partners operating under various Company brands. Under these contracts, each strategic operating partner is responsible for some or all of the collection of its customer accounts receivable. To facilitate this arrangement, certain strategic operating partners are required to maintain a deposit with the Company for these receivables. The Company charges the respective strategic operating partner’s deposit account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. If a deficit balance occurs in the strategic operating partners’ deposit account, these amounts are included as accounts receivable in the Company’s condensed consolidated financial statements. For those strategic operating partners not required to maintain a deposit, the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. The Company expects to replenish these funds through the future business operations of these strategic operating partners, or as these amounts are ultimately collected from these customers. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit amounts, the Company would be at risk of loss for any such amounts. Due to the nature and specific risk characteristics of these accounts, the Company evaluates these accounts separately in determining an allowance for credit losses.

The activity in the allowance for credit losses is as follows:

(In thousands)
Balance as of June 30, 2023	$2,776
Write-offs	(190)
Recoveries	197
Provision for credit losses	25
Foreign currency translation	(24)

Balance as of September 30, 2023	$2,784

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

The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2023, management believes no impairment exists.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed upon destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as the ancillary services are not distinct in the context of the contract and therefore combined with the performance obligation for transportation services. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require the Company to estimate revenue, in which case it uses the average revenue per shipment, per mode of transportation. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The timing of revenue recognition, billings, cash collections, and allowance for credit losses results in billed and unbilled receivables. The Company receives the unconditional right to bill when shipments are delivered to their destination. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contract with its transportation customers have an expected duration of one year or less. The corresponding direct costs of revenue, including primarily purchased transportation costs and commissions, have been expensed ratably as incurred.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $465 and $463 for the three months ended September 30, 2023 and 2022, respectively.

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

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock awards and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. The Company accounts for forfeitures as they occur. Share-based compensation expense is reflected in personnel costs in the condensed consolidated statements of comprehensive income.

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

o) Foreign Currency

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period end exchange rates and all revenue and expenses are translated at the weighted average rates for the period. Translation adjustments are recorded in foreign currency translation in other comprehensive income. Gains and losses on transactions of monetary items denominated in a foreign currency are recognized within other expense on the condensed consolidated statements of comprehensive income.

p) Leases

The Company determines if an arrangement is a lease at inception. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liabilities; and operating lease liabilities, net of current portion in the condensed consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liabilities; and finance lease liabilities, net of current portion in the condensed consolidated balance sheets.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2023 and 2022 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three months ended September 30, 2023 and 2022 are immaterial.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of September 30, 2023, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost. As of September 30, 2023, there have been no reissuances of treasury stock.

s) Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders’ equity from such reclassification.

t) Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (and issued subsequent ASUs on ASC 326), which changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables, trade receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees, and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model requires the measurement of the lifetime expected credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard requires a cumulative effect adjustment to retained earnings to the first reporting period in which the guidance is effective. The Company, as a smaller reporting company as of the relevant measuring period, qualified for an extension of the adoption of ASU 2016-13 to July 1, 2023.

The Company adopted ASU 2016-13 on July 1, 2023 for all financial assets measured at amortized cost, consisting primarily of trade accounts receivable, which are short-term and for which the Company has not historically experienced significant credit losses. Based on the immaterial effect of ASU 2016-13 on the financial statements, a cumulative effect adjustment was not considered necessary.

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$176,823	$21,183	$(37)	$197,969
Value-added services (1)	3,454	9,374	—	12,828
Total	$180,277	$30,557	$(37)	$210,797

Timing of revenue recognition:
Services transferred over time	$178,641	$30,533	$(37)	$209,137
Services transferred at a point in time	1,636	24	—	1,660
Total	$180,277	$30,557	$(37)	$210,797

	Three Months Ended September 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$286,474	$31,852	$(197)	$318,129
Value-added services (1)	3,544	9,298	—	12,842
Total	$290,018	$41,150	$(197)	$330,971

Timing of revenue recognition:
Services transferred over time	$287,846	$41,129	$(197)	$328,778
Services transferred at a point in time	2,172	21	—	2,193
Total	$290,018	$41,150	$(197)	$330,971

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2023	2022
Numerator:
Net income attributable to Radiant Logistics, Inc.	$2,622	$8,433

Denominator:
Weighted average common shares outstanding, basic	47,297,957	48,745,317
Dilutive effect of share-based awards	1,778,228	1,557,695

Weighted average common shares outstanding, diluted	49,076,185	50,303,012

Potentially dilutive common shares excluded	100,000	100,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through November 2033.

The Company has lease commitments that have been executed but have not yet commenced. The undiscounted future lease payments of these commitments total $26,355 and are excluded from the tables below.

The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Operating lease cost	$3,719	$3,014

Finance leases:
Amortization of leased assets	208	153
Interest on lease liabilities	20	19

Total finance lease cost	$228	$172

Supplemental cash flow information related to leases are as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,683	$2,429
Operating cash flows paid for interest portion of finance leases	20	19
Financing cash flows paid for principal portion of finance leases	151	159

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9	$7,568

Supplemental balance sheet information related to leases are as follows:

	September 30,	June 30,
(In thousands)	2023	2023
Operating leases:
Operating lease right-of-use assets	$52,874	$56,773

Current portion of operating lease liabilities	10,927	11,273
Operating lease liabilities, net of current portion	48,544	52,120

Total operating lease liabilities	$59,471	$63,393

Finance leases:
Property, technology, and equipment, net	$1,663	$1,878

Current portion of finance lease liabilities	626	620
Finance lease liabilities, net of current portion	963	1,121

Total finance lease liabilities	$1,589	$1,741

Weighted average remaining lease term:
Operating leases	6.1 years	6.2 years
Finance leases	3.0 years	3.2 years

Weighted average discount rate:
Operating leases	5.30%	5.29%
Finance leases	4.94%	4.93%

As of September 30, 2023, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2024 (remaining)	$10,317	$519
2025	13,430	668
2026	12,014	297
2027	10,532	73
2028	6,570	73
Thereafter	17,564	87

Total lease payments	70,427	1,717

Less imputed interest	(10,956)	(128)

Total lease liabilities	$59,471	$1,589

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2023	2023
Computer software	3 − 5 years	$27,325	$26,964
Office and warehouse equipment	3 − 15 years	14,571	14,179
Leasehold improvements	(1)	9,576	9,083
Trailers and related equipment	3 − 15 years	6,997	7,015
Computer equipment	3 − 5 years	4,925	4,529
Furniture and fixtures	3 − 15 years	1,848	1,743

Property, technology, and equipment		65,242	63,513
Less: accumulated depreciation and amortization		(39,766)	(38,124)

Property, technology, and equipment, net		$25,476	$25,389
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,882 and $1,815 for the three months ended September 30, 2023 and 2022, respectively. Computer software includes approximately $883 and $548 of software in development as of September 30, 2023 and June 30, 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2023	$89,203
Foreign currency translation loss	(494)

Balance as of September 30, 2023	$88,709

Intangible Assets

Intangible assets consist of the following:

	September 30, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.6 years	$117,107	$(88,913)	$28,194
Trade names and trademarks	7.4 years	15,420	(12,605)	2,815
Developed technology	3.2 years	4,091	(1,500)	2,591
Licenses	3.5 years	766	(498)	268
Covenants not to compete	1.3 years	1,433	(1,290)	143

		$138,817	$(104,806)	$34,011

	June 30, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.5 years	$117,645	$(87,175)	$30,470
Trade names and trademarks	7.6 years	15,547	(12,637)	2,910
Developed technology	3.4 years	4,091	(1,295)	2,796
Licenses	3.7 years	785	(490)	295
Covenants not to compete	1.6 years	1,433	(1,263)	170

		$139,501	$(102,860)	$36,641

Amortization expense amounted to $2,643 and $4,963 for the three months ended September 30, 2023 and 2022, respectively. Certain acquired trade names have been rebranded in connection with the Company’s long-term growth strategy for consistency across the business and to better serve its customers. The Company will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expense from June 2022 to December 2022.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2024 (remaining)	$7,455
2025	8,112
2026	3,419
2027	2,844
2028	2,222

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	June 30,
(In thousands)	2023	2023
Senior secured loans	$2,972	$4,204
Unamortized debt issuance costs	(69)	(97)

Total notes payable	2,903	4,107
Less: current portion	(2,903)	(4,107)

Total notes payable, net of current portion	$—	$—

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2024 (remaining)	$2,972

Total	$2,972

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022, and amended as of September 27, 2023. The Revolving Credit Facility is segregated into two tranches, a $150,000 tranche that may be loaned in U.S. Dollars and a $50,000 tranche that may be loaned in either U.S. Dollars or Canadian Dollars. The Revolving Credit Facility includes a $75,000 accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of September 30, 2023, the one-month SOFR was 5.32%.

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

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of September 30, 2023, the amount of $592 is recorded as restricted cash presented within prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of September 30, 2023, $1,969 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of September 30, 2023, $1,003 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of September 30, 2023, the Company was in compliance with all of its covenants.

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

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $2,027 and $2,229 recorded in deposits and other assets in the condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on September 30, 2023 or June 30, 2023.

Common Stock

The Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under this repurchase program, the Company purchased 35,349 shares of its common stock at an average cost of $6.52 per share for an aggregate cost of $230, and 219,517 shares of its common stock at an average cost of $6.11 per share for an aggregate cost of $1,340 during the three months ended September 30, 2023 and 2022, respectively.

NOTE 11 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by a wholly-owned subsidiary of the Company and 60% by RCP, a company for which the Chief Executive Officer of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to 60% of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board members of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third parties.

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

RLP recorded $382 and $132 in net income of which RCP’s distributable share was $229 and $79 for the three months ended September 30, 2023 and 2022, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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
•
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and

•
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option pricing, and excess earning models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(455)	$(455)
Interest rate swap contracts (derivatives)	2,027	2,027

	Fair Value Measurements as of June 30, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(4,173)	$(4,173)
Interest rate swap contracts (derivatives)	2,229	2,229

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2023	$(4,173)	$2,229
Contingent consideration paid	3,473	—
Change in fair value	246	(202)

Balance as of September 30, 2023	$(455)	$2,027

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

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Cascade contingent consideration	$(455)	Income approach	Projected gross margin over the two-year earn-out period ending September 2024	>$6,300
			Risk-adjusted discount rate	17.4%

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. The fair market value of interest rate swaps are determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three months ended September 30, 2023, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2023 and 2022, the components of income tax expense are as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Current income tax expense	$1,362	$3,262
Deferred income tax benefit	(348)	(498)

Income tax expense	$1,014	$2,764

The Company’s effective tax rates prior to discrete items for the three months ended September 30, 2023 and 2022 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the three months ended September 30, 2023 results in an effective tax rate of 27.68%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which is discretely recognized through the three months ended September 30, 2023 and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2024. The actual income tax through the three months ended September 30, 2022 was 24.38%, which was higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which was discretely recognized in the quarter and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $863 and $591 for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had approximately $5,447 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.87 years.

The following table summarizes restricted stock unit activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2023	1,360,796	$6.54
Vested	(184,523)	4.99
Granted	172,686	6.74
Forfeited	(3,930)	6.71

Unvested balance as of September 30, 2023	1,345,029	$7.05

The table above includes a total of 607,068 restricted stock units with performance-based conditions as of September 30, 2023. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 for each of the three months ended September 30, 2023 and 2022. As of September 30, 2023, the Company had approximately $190 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 2.68 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2023	946,514	$4.37	2.40	$2,302
Exercised	(3,104)	2.21	—	12

Outstanding as of September 30, 2023	943,410	$4.37	2.15	$1,396

Exercisable as of September 30, 2023	883,410	$4.16	1.77	$1,396

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings, except as described below, that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, are not material to its financial position, results of operations and liquidity.

The Company initiated claims against a former customer for unpaid accounts receivable. In response, the former customer has claimed damages against the Company for alleged fines and penalties, detention and demurrage charges paid or due to carriers, and for damaged or lost product. The matter is in its preliminary stage and the Company is not yet able to reasonably estimate a possible loss or range of loss, if any. The Company intends to defend against these claims. The outcome of litigation is inherently unpredictable and subject to significant uncertainties. An adverse outcome could have a material impact on the Company’s results of operations and cash flows.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2024 (remaining)	2025	Total
Earn-out payments:
Cash	$246	$209	$455

Total estimated earn-out payments	$246	$209	$455

Other Contractual Commitments

As of September 30, 2023, the Company has $2,292 of non-cancelable contractual commitments related to warehouse equipment and leasehold improvements associated with operating leases that have not yet commenced. The amounts are expected to be paid within one year.

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

As of and for the Three Months Ended September 30, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$180,277	$30,557	$(37)	$210,797
Income (loss) from operations	7,722	1,932	(5,993)	3,661
Other income	53	70	81	204
Income (loss) before income taxes	7,775	2,002	(5,912)	3,865
Depreciation and amortization	925	956	2,644	4,525
Total assets	273,368	104,458	—	377,826
Property, technology, and equipment, net	10,160	15,316	—	25,476
Goodwill	68,823	19,886	—	88,709

As of and for the Three Months Ended September 30, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$290,018	$41,150	$(197)	$330,971
Income (loss) from operations	13,791	5,436	(8,332)	10,895
Other income (expense)	311	161	(91)	381
Income (loss) before income taxes	14,102	5,597	(8,423)	11,276
Depreciation and amortization	1,056	758	4,964	6,778
Total assets	360,706	95,808	—	456,514
Property, technology, and equipment, net	10,812	12,078	—	22,890
Goodwill	67,226	19,525	—	86,751

NOTE 17 – SUBSEQUENT EVENTS

Fiscal Year 2024 Acquisition

On October 2, 2023, the Company acquired the assets and operations of Daleray Corporation (“Daleray”), a Fort Lauderdale, Florida based, privately held company that has operated under the Company’s Distribution By Air brand since 2014. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation.

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 10, the Company purchased 446,652 shares of Common Stock subsequent to September 30, 2023 and through November 3, 2023 for an aggregate cost of $2,561,957.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, including continued inflation, geopolitical tensions and changes in consumer behavior could have a negative impact on our business and financial results.

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

Results of Operations

Three months ended September 30, 2023 and 2022 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total

Revenues
Transportation	$176,823	$21,183	$(37)	$197,969	$286,474	$31,852	$(197)	$318,129
Value-added services	3,454	9,374	—	12,828	3,544	9,298	—	12,842
	180,277	30,557	(37)	210,797	290,018	41,150	(197)	330,971
Cost of transportation and other services
Transportation	127,950	16,249	(37)	144,162	224,310	24,920	(197)	249,033
Value-added services	1,532	4,279	—	5,811	1,543	3,915	—	5,458
	129,482	20,528	(37)	149,973	225,853	28,835	(197)	254,491
Adjusted gross profit (1)
Transportation	48,873	4,934	—	53,807	62,164	6,932	—	69,096
Value-added services	1,922	5,095	—	7,017	2,001	5,383	—	7,384
	$50,795	$10,029	$—	$60,824	$64,165	$12,315	$—	$76,480
Adjusted gross profit percentage
Transportation	27.6%	23.3%	N/A	27.2%	21.7%	21.8%	N/A	21.7%
Value-added services	55.6%	54.4%	N/A	54.7%	56.5%	57.9%	N/A	57.5%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $198.0 million and $318.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $120.1 million, or 37.8% is due to a reduction in the number of strategic operating partners, as well as a significant decrease in international and ocean rates, including significantly lower ocean volumes. Adjusted transportation gross profit was $53.8 million and $69.1 million for the three months ended September 30, 2023 and 2022, respectively. Net transportation margins increased from 21.7% to 27.2%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean shipments.

Value-added services revenue was $12.8 million for each of the three months ended September 30, 2023 and 2022. Adjusted value-added services gross profit was $7.0 million for the three months ended September 30, 2023, compared to $7.4 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 57.5% to 54.7%.

The following table provides a reconciliation for the three months ended September 30, 2023 and 2022 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2023	2022
Revenues	$210,797	$330,971
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(149,973)	(254,491)
Depreciation and amortization	(3,333)	(3,347)
GAAP gross profit	$57,491	$73,133
Depreciation and amortization	3,333	3,347
Adjusted gross profit	$60,824	$76,480

GAAP gross margin (GAAP gross profit as a percentage of revenues)	27.3%	22.1%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	28.9%	23.1%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total

Adjusted gross profit (1)	$50,795	$10,029	$—	$60,824	$64,165	$12,315	$—	$76,480

Operating expenses:
Operating partner commissions	23,782	—	—	23,782	30,106	—	—	30,106
Personnel costs	13,126	4,955	1,546	19,627	14,009	4,405	1,357	19,771
Selling, general and administrative expenses	5,240	2,186	2,049	9,475	5,203	1,716	1,851	8,770
Depreciation and amortization	925	956	2,644	4,525	1,056	758	4,964	6,778
Change in fair value of contingent consideration	—	—	(246)	(246)	—	—	160	160

Total operating expenses	43,073	8,097	5,993	57,163	50,374	6,879	8,332	65,585

Income (loss) from operations	7,722	1,932	(5,993)	3,661	13,791	5,436	(8,332)	10,895
Other income (expense)	53	70	81	204	311	161	(91)	381

Income (loss) before income taxes	7,775	2,002	(5,912)	3,865	14,102	5,597	(8,423)	11,276
Income tax expense	—	—	(1,014)	(1,014)	—	—	(2,764)	(2,764)

Net income (loss)	7,775	2,002	(6,926)	2,851	14,102	5,597	(11,187)	8,512
Less: Net income attributable to non- controlling interest	(229)	—	—	(229)	(79)	—	—	(79)

Net income (loss) attributable to Radiant Logistics, Inc.	$7,546	$2,002	$(6,926)	$2,622	$14,023	$5,597	$(11,187)	$8,433

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
Operating expenses as a percent of adjusted gross profit:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total

Operating partner commissions	46.8%	0.0%	N/A	39.1%	46.9%	0.0%	N/A	39.4%
Personnel costs	25.8%	49.4%	N/A	32.3%	21.8%	35.8%	N/A	25.9%
Selling, general and administrative expenses	10.3%	21.8%	N/A	15.6%	8.1%	13.9%	N/A	11.5%
Depreciation and amortization	1.8%	9.5%	N/A	7.4%	1.6%	6.2%	N/A	8.9%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Operating partner commissions decreased $6.3 million, or 21.0%, to $23.8 million for the three months ended September 30, 2023. The decrease is primarily due to a reduction in the number of strategic operating partners and decreased adjusted gross profit generated from other strategic operating partners. As a percentage of adjusted gross profit, operating partner commissions decreased 26 basis points to 39.1% from 39.4% for the three months ended September 30, 2023 and 2022, respectively.

Personnel costs decreased $0.2 million, or 0.7%, to $19.6 million for the three months ended September 30, 2023. As a percentage of adjusted gross profit, personnel costs increased 642 basis points to 32.3% from 25.9% for the three months ended September 30, 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.7 million, or 8.0%, to $9.5 million for the three months ended September 30, 2023. The increase is primarily due to increased professional services fees and facilities costs. As a percentage of adjusted gross profit, SG&A increased 411 basis points to 15.6% from 11.5% for the three months ended September 30, 2023 and 2022, respectively.

Depreciation and amortization costs decreased $2.3 million, or 33.2%, to $4.5 million for the three months ended September 30, 2023. The decrease is attributable to the accelerated amortization of intangible assets in the prior year resulting from the rebranding of certain trade names. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 142 basis points to 7.4% from 8.9% for the three months ended September 30, 2023 and 2022, respectively.

Our decrease in net income is driven principally by decreased adjusted gross profit, partially offset by decreased operating partner commissions and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts that are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2023 and 2022 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total

Net income (loss) attributable to Radiant Logistics, Inc.	$7,546	$2,002	$(6,926)	$2,622	$14,023	$5,597	$(11,187)	$8,433
Income tax expense	—	—	1,014	1,014	—	—	2,764	2,764
Depreciation and amortization (1)	1,040	956	2,644	4,640	1,056	758	4,964	6,778
Net interest expense	—	—	(283)	(283)	—	—	781	781

EBITDA	8,586	2,958	(3,551)	7,993	15,079	6,355	(2,678)	18,756

Share-based compensation	383	73	425	881	233	60	316	609
Change in fair value of contingent consideration	—	—	(246)	(246)	—	—	160	160
Acquisition related costs	—	—	69	69	—	—	27	27
Litigation costs	—	—	364	364	—	—	120	120
Change in fair value of interest rate swap contracts	—	—	202	202	—	—	(690)	(690)
Restatement costs	—	—	—	—	—	—	154	154
Foreign currency transaction gain	(24)	(72)	—	(96)	(310)	(157)	—	(467)

Adjusted EBITDA	$8,945	$2,959	$(2,737)	$9,167	$15,002	$6,258	$(2,591)	$18,669
Adjusted EBITDA as a % of adjusted gross profit (2)	17.6%	29.5%	N/A	15.1%	23.4%	50.8%	N/A	24.4%
(1)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.
(2)
Adjusted gross profit is revenues net of cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2023, we have $35.9 million in unrestricted cash on hand to serve as adequate working capital.

Net cash provided by operating activities was $7.9 million and $26.6 million for the three months ended September 30, 2023 and 2022, respectively. The cash provided by operating activities primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, and payment of contingent consideration. Cash flow from operating activities for the three months ended September 30, 2023 decreased by $18.7 million, compared with the same period in fiscal year 2023, primarily due to decreased net income, amortization of intangible assets, and net changes in accounts receivable, contract assets, and accounts payable.

Net cash used for investing activities was $2.5 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Cash paid for purchases of property, technology, and equipment were $2.5 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Proceeds from sale of property, technology, and equipment were nominal for both of the three months ended September 30, 2023 and 2022.

Net cash used for financing activities was $2.0 million and $28.9 million for the three months ended September 30, 2023 and 2022, respectively. There were no repayments or borrowings under the Revolving Credit Facility for the three months ended September 30, 2023, compared to net repayments of the Revolving Credit Facility of $25.0 million for the three months ended September 30, 2022. Payments of debt issuance costs were $0.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Repayments of notes payable and finance lease liabilities were $1.3 million for each of the three months ended September 30, 2023 and 2022. Payments for repurchases of common stock was $0.2 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. Distributions to non-controlling interest were $0.1 million for the three months ended September 30, 2022. Payments of employee tax withholdings related to restricted stock units and stock options were $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement dated as of August 5, 2022, and amended as of September 27, 2023. The Revolving Credit Facility is segregated into two tranches, a $150 million tranche that may be loaned in U.S. Dollars and a $50 million tranche that may be loaned in either U.S. Dollars or Canadian Dollars. The Revolving Credit Facility includes a $75 million accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N. A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility.

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

As of September 30, 2023, there were no borrowings outstanding on the Revolving Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the three months ended September 30, 2023 would have changed by approximately $0.02 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2023 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of September 30, 2023 due to the existence of material weaknesses described below.

Material Weakness over Recording and Processing of Revenue Transactions and Remediation Efforts

As of June 30, 2021, we concluded that a material weakness existed in our internal control over financial reporting related to the recording and processing of revenues transactions, including the timing of the Company’s estimated accrual of in-transit revenues and related costs.

In response to this material weakness, the Company has continued making progress with corrective action to address the material weakness and provide reasonable assurance that future errors in revenue transactions would be prevented and/or detected in a timely manner. The Company’s corrective actions include, but are not limited to:

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

As of September 30, 2023, remediation is ongoing. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenues. While existing controls have been enhanced, and new controls have been implemented, there is a need for additional enhancements around the design of those controls, including, but not limited to, the formalization of the documentation retained to evidence the performance of these controls. Further testing procedures are also needed to verify their effectiveness over multiple periods of operation. As such, the Company concluded that the material weakness related to the recording and processing of revenue transactions has not been fully remediated. We anticipate fully remediating the material weakness during fiscal year 2024.

Material Weaknesses over Information Technology General Controls (“ITGCs”) and Remediation Efforts

As of June 30, 2023, we concluded that material weaknesses exist surrounding our ITGCs, specifically relating to change management and user access rights.

The material weaknesses related to the ineffective design and operation of ITGCs over the information technology (“IT”) systems supporting the Company’s Transportation Management (“TM”) systems as well as its Enterprise Resource Planning (“ERP”) system. Business process controls (automated and manual) that are dependent on effective IT systems, or that rely on data produced from systems impacted by the ineffective ITGCs, are also deemed ineffective. The Company identified material weaknesses in their internal control over financial reporting associated with (i) not designing and maintaining effective ITGCs over privileged user accounts and developers for its TM systems used to account for revenue and related cost of transportation and its ERP system used in the preparation of the condensed consolidated financial statements and (ii) not designing and maintaining effective controls to timely detect and independently review instances where individuals with access to create and implement systems changes to the TM and ERP systems.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities regarding material weaknesses described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings, except as described below, that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, are not material to its financial position, results of operations and liquidity.

The Company initiated claims against a former customer for unpaid accounts receivable. In response, the former customer has claimed damages against the Company for alleged fines and penalties, detention and demurrage charges paid or due to carriers, and for damaged or lost product. The matter is in its preliminary stage and the Company is not yet able to reasonably estimate a possible loss or range of loss, if any. The Company intends to defend against these claims. The outcome of litigation is inherently unpredictable and subject to significant uncertainties. An adverse outcome could have a material impact on the Company’s results of operations and cash flows.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under this repurchase program, the Company purchased the following shares of common stock during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1 − 31, 2023	—	$—	—	2,463,692
August 1 − 31, 2023	2,030	6.51	2,030	2,461,662
September 1 − 30, 2023	33,319	6.52	33,319	2,428,343

Total	35,349	$6.52	35,349	2,428,343

Item 5. Other Information

On September 29, 2023, the Company adopted a repurchase plan intended to satisfy Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, providing for the acquisition of shares of Radiant common stock from October 2, 2023 to November 13, 2023, or until the aggregate cost of repurchases total $7,500,000.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.1	First Amendment to Credit Agreement and Consent, dated September 27, 2023, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc. and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, Keybank National Association, U.S. Bank National Association (successor to MUFG Union Bank, N.A.), the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K		10.1	10/4/2023

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

RADIANT LOGISTICS, INC.

Date: November 9, 2023	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)