Form 10-Q
period 2023-12-31
RADIANT LOGISTICS, INC
filed 2024-02-08
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

There were 46,923,036 shares outstanding of the registrant’s common stock as of February 2, 2024.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,883	$32,456
Accounts receivable, net of allowance of $3,597 and $2,776, respectively	106,297	126,725
Contract assets	7,227	6,180
Income tax receivable	2,139	—
Prepaid expenses and other current assets	12,799	15,211
Total current assets	161,345	180,572

Property, technology, and equipment, net	26,327	25,389

Goodwill	89,251	89,203
Intangible assets, net	31,746	36,641
Operating lease right-of-use assets	50,042	56,773
Deposits and other assets	4,333	5,163
Total other long-term assets	175,372	187,780
Total assets	$363,044	$393,741

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,213	$84,561
Operating partner commissions payable	14,476	18,360
Accrued expenses	8,625	8,739
Income tax payable	—	369
Current portion of notes payable	1,826	4,107
Current portion of operating lease liabilities	10,535	11,273
Current portion of finance lease liabilities	583	620
Current portion of contingent consideration	—	3,886
Other current liabilities	300	258
Total current liabilities	107,558	132,173

Operating lease liabilities, net of current portion	46,119	52,120
Finance lease liabilities, net of current portion	704	1,121
Contingent consideration, net of current portion	90	287
Deferred tax liabilities	1,456	2,944
Total long-term liabilities	48,369	56,472
Total liabilities	155,927	188,645

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,762,706 and 51,603,386 shares issued, and 46,921,448 and 47,294,529 shares outstanding, respectively	33	33
Additional paid-in capital	109,728	108,516
Treasury stock, at cost, 4,841,258 and 4,308,857 shares, respectively	(30,148)	(27,067)
Retained earnings	129,200	125,593
Accumulated other comprehensive loss	(1,936)	(2,205)
Total Radiant Logistics, Inc. stockholders’ equity	206,877	204,870
Non-controlling interest	240	226
Total equity	207,117	205,096
Total liabilities and equity	$363,044	$393,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$201,082	$278,119	$411,880	$609,090

Operating expenses:
Cost of transportation and other services	139,085	204,091	289,057	458,582
Operating partner commissions	25,818	30,512	49,601	60,617
Personnel costs	19,760	20,641	39,387	40,412
Selling, general and administrative expenses	10,595	8,667	20,069	17,437
Depreciation and amortization	4,364	6,914	8,890	13,693
Change in fair value of contingent consideration	(204)	150	(450)	310
Total operating expenses	199,418	270,975	406,554	591,051

Income from operations	1,664	7,144	5,326	18,039

Other income (expense):
Interest income	621	59	1,207	98
Interest expense	(291)	(742)	(593)	(1,563)
Foreign currency transaction gain (loss)	(79)	4	15	471
Change in fair value of interest rate swap contracts	(531)	(104)	(733)	587
Other	135	24	162	29
Total other income (expense)	(145)	(759)	58	(378)

Income before income taxes	1,519	6,385	5,384	17,661

Income tax expense	(404)	(1,460)	(1,418)	(4,224)

Net income	1,115	4,925	3,966	13,437
Less: net income attributable to non-controlling interest	(130)	(89)	(359)	(168)
Net income attributable to Radiant Logistics, Inc.	$985	$4,836	$3,607	$13,269

Other comprehensive income:
Foreign currency translation gain (loss)	1,397	901	269	(2,577)
Comprehensive income	$2,512	$5,826	$4,235	$10,860

Income per share:
Basic	$0.02	$0.10	$0.08	$0.27
Diluted	$0.02	$0.10	$0.07	$0.27

Weighted average common shares outstanding:
Basic	46,990,818	48,243,204	47,144,388	48,494,260
Diluted	48,907,452	49,427,420	48,991,819	49,865,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Six Months Ended December 31, 2023

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096
Repurchase of common stock	(35,349)	—	—	(230)	—	—	(230)	—	(230)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	127,868	—	(331)	—	—	—	(331)	—	(331)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,933	—	—	—	—	—	—	—	—
Share-based compensation	—	—	881	—	—	—	881	—	881
Net income	—	—	—	—	2,622	—	2,622	229	2,851
Other comprehensive loss	—	—	—	—	—	(1,128)	(1,128)	—	(1,128)
Balance as of September 30, 2023	47,388,981	$33	$109,066	$(27,297)	$128,215	$(3,333)	$206,684	$455	$207,139

Repurchase of common stock	(497,052)	—	—	(2,851)	—	—	(2,851)	—	(2,851)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	27,980	—	(32)	—	—	—	(32)	—	(32)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,539	—	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	(345)	(345)
Share-based compensation	—	—	694	—	—	—	694	—	694
Net income	—	—	—	—	985	—	985	130	1,115
Other comprehensive income	—	—	—	—	—	1,397	1,397	—	1,397
Balance as of December 31, 2023	46,921,448	$33	$109,728	$(30,148)	$129,200	$(1,936)	$206,877	$240	$207,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Six Months Ended December 31, 2022

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

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$3,966	$13,437
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,575	1,288
Amortization of intangible assets	5,197	10,009
Depreciation and amortization of property, technology, and equipment	3,693	3,684
Deferred income tax benefit	(1,489)	(1,666)
Amortization of debt issuance costs	255	250
Change in fair value of contingent consideration	(450)	310
Change in fair value of interest rate swap contracts	733	(587)
Other	916	(391)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	19,578	62,080
Contract assets	(1,047)	12,948
Income taxes	(2,473)	(2,034)
Prepaid expenses, deposits, and other assets	2,462	1,002
Operating lease right-of-use assets	5,866	5,186
Accounts payable	(13,396)	(31,041)
Operating partner commissions payable	(3,903)	1,567
Accrued expenses and other liabilities	(79)	(2,387)
Operating lease liabilities	(5,843)	(4,135)
Payments of contingent consideration	(3,473)	(2,500)
Net cash provided by operating activities	12,088	67,020

INVESTING ACTIVITIES:
Payments to acquire businesses	(100)	(3,250)
Purchases of property, technology, and equipment	(5,019)	(3,442)
Proceeds from sale of property, technology, and equipment	202	31
Net cash used for investing activities	(4,917)	(6,661)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	67,500
Repayments of revolving credit facility	—	(82,500)
Payments of debt issuance costs	(119)	(820)
Repayments of notes payable and finance lease liabilities	(2,618)	(2,478)
Repurchases of common stock	(3,081)	(5,000)
Payment of contingent consideration	(250)	—
Distributions to non-controlling interest	(345)	(150)
Proceeds from exercise of stock options	4	193
Payments of employee tax withholdings related to restricted stock units and stock options	(367)	(457)
Net cash used for financing activities	(6,776)	(23,712)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	32	899

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	427	37,546
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	33,062	25,067

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$33,489	$62,613

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$32,883	$62,020
Restricted cash	606	593
Total cash, cash equivalents, and restricted cash	$33,489	$62,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$5,380	$8,388
Interest paid	$267	$1,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. The Company services a large and diversified account base across a range of industries and geographies, which is supported from an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company’s behalf, and approximately 25 Company-owned offices. As a third-party logistics company, the Company has access to a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

Through its operating locations across North America, the Company offers domestic, international air and ocean freight forwarding services and freight brokerage services, including truckload services, less than truckload services, and intermodal services, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services including materials management and distribution services (collectively, “materials management and distribution” or “MM&D” services), and customs house brokerage (“CHB”) services to complement its core transportation service offering.

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

d) Restricted Cash

Restricted cash represents five months of interest payments on the Company’s senior secured loan held by the lender that are required to be set aside. Restricted cash of $606 is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2023 and June 30, 2023. The Company combines unrestricted and restricted cash for presentation in the condensed consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $17,737 and $22,515 as of December 31, 2023 and June 30, 2023, respectively.

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

The activity in the allowance for credit losses is as follows:

(In thousands)
Balance as of June 30, 2023	$2,776
Write-offs	(223)
Recoveries	318
Provision for credit losses	741
Foreign currency translation	(15)

Balance as of December 31, 2023	$3,597

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

The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2023, management believes no impairment exists.

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

Operating Partner and Other Commissions

The Company enters into contractual arrangements with strategic operating partners that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging, domestic and international transportation services. In return, the strategic operating partner is compensated through the payment of sales commissions, which are based on individual shipments. The Company accrues the strategic operating partners’ commission obligation ratably as the goods are transferred to the customer.

The Company records employee sales commissions related to transportation services as an expense when incurred since the amortization period of such costs is less than one year.

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $386 and $852 for the three and six months ended December 31, 2023, respectively, and $399 and $863 for the three and six months ended December 31, 2022, respectively.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2023 and 2022 are immaterial.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three and six months ended December 31, 2023 and 2022 are immaterial.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of December 31, 2023, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of December 31, 2023, there have been no reissuances of treasury stock.

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

u) Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of information in a reporting entity’s effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires more disaggregated expense information about a public entity’s reportable segments if the significant segment expenses are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss. Additionally, ASU 2023-07 allows public entities to disclose more than one measure of segment profit or loss used by the chief operating decision maker. This ASU 2023-07 does not change the definition of a segment, the method of determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU should be adopted retrospectively as of the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment reporting disclosures.

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$166,121	$21,780	$(88)	$187,813
Value-added services (1)	3,397	9,872	—	13,269
Total	$169,518	$31,652	$(88)	$201,082

Timing of revenue recognition:
Services transferred over time	$168,049	$31,637	$(88)	$199,598
Services transferred at a point in time	1,469	15	—	1,484
Total	$169,518	$31,652	$(88)	$201,082

	Six Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$342,945	$42,963	$(125)	$385,783
Value-added services (1)	6,851	19,246	—	26,097
Total	$349,796	$62,209	$(125)	$411,880

Timing of revenue recognition:
Services transferred over time	$346,691	$62,170	$(125)	$408,736
Services transferred at a point in time	3,105	39	—	3,144
Total	$349,796	$62,209	$(125)	$411,880

	Three Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$235,246	$29,803	$(58)	$264,991
Value-added services (1)	2,545	10,583	—	13,128
Total	$237,791	$40,386	$(58)	$278,119

Timing of revenue recognition:
Services transferred over time	$235,942	$40,362	$(58)	$276,246
Services transferred at a point in time	1,849	24	—	1,873
Total	$237,791	$40,386	$(58)	$278,119

	Six Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$521,720	$61,655	$(255)	$583,120
Value-added services (1)	6,089	19,881	—	25,970
Total	$527,809	$81,536	$(255)	$609,090

Timing of revenue recognition:
Services transferred over time	$523,788	$81,491	$(255)	$605,024
Services transferred at a point in time	4,021	45	—	4,066
Total	$527,809	$81,536	$(255)	$609,090

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2023	2022	2023	2022
Numerator:
Net income attributable to Radiant Logistics, Inc.	$985	$4,836	$3,607	$13,269

Denominator:
Weighted average common shares outstanding, basic	46,990,818	48,243,204	47,144,388	48,494,260
Dilutive effect of share-based awards	1,916,634	1,184,216	1,847,431	1,370,956

Weighted average common shares outstanding, diluted	48,907,452	49,427,420	48,991,819	49,865,216

Potentially dilutive common shares excluded	110,000	110,000	105,000	105,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through December 2033.

The Company has lease commitments that have been executed but have not yet commenced. The undiscounted future lease payments of these commitments total $27,009 and are excluded from the tables below.

The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Operating lease cost	$3,656	$3,610	$7,376	$6,623

Finance leases:
Amortization of leased assets	176	180	384	333
Interest on lease liabilities	12	18	33	37

Total finance lease cost	$188	$198	$417	$370

Supplemental cash flow information related to leases are as follows:

	Six Months Ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,353	$5,409
Operating cash flows paid for interest portion of finance leases	36	37
Financing cash flows paid for principal portion of finance leases	306	296

Right-of-use assets obtained (remeasured) in exchange for lease liabilities:
Operating leases	$(265)	$25,096

Supplemental balance sheet information related to leases are as follows:

(In thousands)	December 31, 2023	June 30, 2023
Operating leases:
Operating lease right-of-use assets	$50,042	$56,773

Current portion of operating lease liabilities	10,535	11,273
Operating lease liabilities, net of current portion	46,119	52,120

Total operating lease liabilities	$56,654	$63,393

Finance leases:
Property, technology, and equipment, net	$1,299	$1,878

Current portion of finance lease liabilities	583	620
Finance lease liabilities, net of current portion	704	1,121

Total finance lease liabilities	$1,287	$1,741

Weighted average remaining lease term:
Operating leases	6.0 years	6.2 years
Finance leases	2.6 years	3.2 years

Weighted average discount rate:
Operating leases	5.39%	5.29%
Finance leases	5.37%	4.93%

As of December 31, 2023, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2024 (remaining)	$6,571	$317
2025	13,330	627
2026	12,109	270
2027	10,712	48
2028	6,700	48
Thereafter	17,963	70

Total lease payments	67,385	1,380

Less imputed interest	(10,731)	(93)

Total lease liabilities	$56,654	$1,287

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

(In thousands)	Useful Life	December 31, 2023	June 30, 2023
Computer software	3 − 5 years	$27,922	$26,964
Office and warehouse equipment	3 − 15 years	15,423	14,179
Leasehold improvements	(1)	10,189	9,083
Trailers and related equipment	3 − 15 years	6,653	7,015
Computer equipment	3 − 5 years	5,478	4,529
Furniture and fixtures	3 − 15 years	1,855	1,743

Property, technology, and equipment		67,520	63,513
Less: accumulated depreciation and amortization		(41,193)	(38,124)

Property, technology, and equipment, net		$26,327	$25,389
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,810 and $3,693 for the three and six months ended December 31, 2023, respectively, and $1,868 and $3,684 for the three and six months ended December 31, 2022, respectively. Computer software includes approximately $686 and $548 of software in development as of December 31, 2023 and June 30, 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2023	$89,203
Acquisition	48

Balance as of December 31, 2023	$89,251

Intangible Assets

Intangible assets consist of the following:

	December 31, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.6 years	$117,887	$(91,617)	$26,270
Trade names and trademarks	7.1 years	15,547	(12,829)	2,718
Developed technology	2.9 years	4,091	(1,705)	2,386
Licenses	3.2 years	785	(530)	255
Covenants not to compete	1.1 years	1,433	(1,316)	117

		$139,743	$(107,997)	$31,746

	June 30, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.5 years	$117,645	$(87,175)	$30,470
Trade names and trademarks	7.6 years	15,547	(12,637)	2,910
Developed technology	3.4 years	4,091	(1,295)	2,796
Licenses	3.7 years	785	(490)	295
Covenants not to compete	1.6 years	1,433	(1,263)	170

		$139,501	$(102,860)	$36,641

Amortization expense amounted to $2,554 and $5,197 for the three and six months ended December 31, 2023, respectively, and $5,046 and $10,009 for the three and six months ended December 31, 2022, respectively. Certain acquired trade names have been rebranded in connection with the Company’s long-term growth strategy for consistency across the business and to better serve its customers. The Company will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expense from June 2022 to December 2022.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2024 (remaining)	$5,001
2025	8,192
2026	3,457
2027	2,880
2028	2,250

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	December 31, 2023	June 30, 2023
Senior secured loans	$1,868	$4,204
Unamortized debt issuance costs	(42)	(97)

Total notes payable	1,826	4,107
Less: current portion	(1,826)	(4,107)

Total notes payable, net of current portion	$—	$—

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2024 (remaining)	$1,868

Total	$1,868

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

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of December 31, 2023, the one-month SOFR was 5.35%.

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

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of December 31, 2023, the amount of $606 is recorded as restricted cash presented within prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of December 31, 2023, $1,162 was outstanding under this term loan.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of December 31, 2023, $706 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of December 31, 2023, the Company was in compliance with all of its covenants.

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

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $1,496 and $2,229 recorded in deposits and other assets in the condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on December 31, 2023 or June 30, 2023.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The programs do not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under the repurchase programs, the Company purchased 532,401 shares of its common stock at an average cost of $5.79 per share for an aggregate cost of $3,081, and 839,864 shares of its common stock at an average cost of $5.95 per share for an aggregate cost of $5,000 during the six months ended December 31, 2023 and 2022, respectively.

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

RLP recorded $216 and $598 in net income, of which RCP’s distributable share was $130 and $359 for the three and six months ended December 31, 2023, respectively. RLP recorded $149 and $280 in net income, of which RCP’s distributable share was $89 and $168 for the three and six months ended December 31, 2022, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(90)	$(90)
Interest rate swap contracts (derivatives)	1,496	1,496

	Fair Value Measurements as of June 30, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(4,173)	$(4,173)
Interest rate swap contracts (derivatives)	2,229	2,229

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2023	$(4,173)	$2,229
Increase related to acquisition	(90)	—
Contingent consideration paid	3,723	—
Change in fair value	450	(733)

Balance as of December 31, 2023	$(90)	$1,496

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount through earn-out periods measured through September 2026, although there are no maximums on certain earn-out payments.

For contingent consideration the following table provides quantitative information about the significant unobservable inputs used in fair value measurement:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs
Cascade contingent consideration	$—	Income approach	Projected gross margin over the earn-out period ending September 2024	>$6,300
			Risk-adjusted discount rate	16.9%
Daleray contingent consideration	90	Income approach	Projected adjusted EBITDA over the earn-out period ending September 2026	>$180
			Risk-adjusted discount rate	15.0%

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. The fair market value of interest rate swaps is determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the six months ended December 31, 2023, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

For the three and six months ended December 31, 2023, respectively, the components of income tax expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Current income tax expense	$1,545	$2,628	$2,907	$5,890
Deferred income tax benefit	(1,141)	(1,168)	(1,489)	(1,666)

Income tax expense	$404	$1,460	$1,418	$4,224

The Company’s effective tax rates prior to discrete items for the three and six months ended December 31, 2023 and 2022 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the six months ended December 31, 2023 results in an effective tax rate of 28.22%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which is discretely recognized through the six months ended December 31, 2023 and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2024. The effective tax rate through the six months ended December 31, 2022 was 24.38%, which was higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which was discretely recognized in the quarter and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $676 and $1,539 for the three and six months ended December 31, 2023, respectively, and $661 and $1,252 for the three and six months ended December 31, 2022, respectively. As of December 31, 2023, the Company had approximately $5,987 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.94 years.

The following table summarizes restricted stock unit activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2023	1,360,796	$6.54
Vested	(217,185)	5.18
Granted	529,504	6.28
Forfeited	(147,967)	6.55

Unvested balance as of December 31, 2023	1,525,148	$6.64

As of December 31, 2023, the unvested balance includes a total of 823,930 restricted stock units with performance-based conditions. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $36 for the three and six months ended December 31, 2023, respectively, and $18 and $36 for the three and six months ended December 31, 2022, respectively. As of December 31, 2023, the Company had approximately $173 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 2.42 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2023	946,514	$4.37	2.40	$2,302
Exercised	(5,591)	2.26	—	21

Outstanding as of December 31, 2023	940,923	$4.38	1.90	$2,211

Exercisable as of December 31, 2023	880,923	$4.17	1.53	$2,211

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions, which provide for the selling equity owners to receive additional consideration if specified operating results and financial objectives are achieved in future periods. Earn-out payments are generally due annually following the first anniversary of each respective acquisition. The estimated discounted earn-out payments to be paid during the fiscal year ended June 30, 2027 is $90.

Other Contractual Commitments

As of December 31, 2023, the Company has $1,556 of non-cancelable contractual commitments related to warehouse equipment associated with operating leases that have not yet commenced. The amounts are expected to be paid within one year.

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

As of and for the Three Months Ended December 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$169,518	$31,652	$(88)	$201,082
Income (loss) from operations	4,948	2,980	(6,264)	1,664
Other income (expense)	100	(44)	(201)	(145)
Income (loss) before income taxes	5,048	2,936	(6,465)	1,519
Depreciation and amortization	845	964	2,555	4,364
Total assets	253,741	109,303	—	363,044
Property, technology, and equipment, net	10,247	16,080	—	26,327
Goodwill	68,871	20,380	—	89,251

As of and for the Three Months Ended December 31, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$237,791	$40,386	$(58)	$278,119
Income (loss) from operations	10,124	5,370	(8,350)	7,144
Other income (expense)	(162)	189	(786)	(759)
Income (loss) before income taxes	9,962	5,559	(9,136)	6,385
Depreciation and amortization	1,057	811	5,046	6,914
Total assets	346,169	123,690	—	469,859
Property, technology, and equipment, net	10,086	13,577	—	23,663
Goodwill	68,991	19,933	—	88,924

As of and for the Six Months Ended December 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$349,796	$62,209	$(125)	$411,880
Income (loss) from operations	12,672	4,912	(12,258)	5,326
Other income (expense)	152	25	(119)	58
Income (loss) before income taxes	12,824	4,937	(12,377)	5,384
Depreciation and amortization	1,770	1,920	5,200	8,890
Total assets	253,741	109,303	—	363,044
Property, technology, and equipment, net	10,247	16,080	—	26,327
Goodwill	68,871	20,380	—	89,251

As of and for the Six Months Ended December 31, 2022			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$527,809	$81,536	$(255)	$609,090
Income (loss) from operations	23,915	10,806	(16,682)	18,039
Other income (expense)	150	350	(878)	(378)
Income (loss) before income taxes	24,065	11,156	(17,560)	17,661
Depreciation and amortization	2,114	1,569	10,010	13,693
Total assets	346,169	123,690	—	469,859
Property, technology, and equipment, net	10,086	13,577	—	23,663
Goodwill	68,991	19,933	—	88,924

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2024 Acquisition

On October 1, 2023, the Company acquired the assets and operations of Daleray Corporation (“Daleray”), a Fort Lauderdale, Florida based, privately held company that has operated under the Company’s Distribution By Air brand since 2014. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation. The total consideration transferred in the business combination was not material.

NOTE 18 – SUBSEQUENT EVENTS

Fiscal Year 2024 Acquisition

Effective February 1, 2024, the Company acquired the stock of Select Logistics, Inc. and Select Cartage Inc. (collectively “Select”), both Doral, Florida based, privately held companies that have operated as part of the Company’s Adcom Worldwide brand since 2007. Select is expected to transition to the Radiant brand and combine with the operations of Daleray to solidify the Company’s cruise logistics service offerings in south Florida. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations.

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

Performance Metrics

Our principal source of income is derived from freight forwarding and freight brokerage services we provide to our customers. As a third-party logistics provider, we arrange for the shipment of our customers’ freight from point of origin to point of destination. Generally, we quote our customers a turnkey cost for the movement of their freight. Our price quote will often depend upon the customer’s time-definite needs (first day through fifth day delivery), special handling needs (heavy equipment, delicate items, environmentally sensitive goods, electronic components, etc.), and the means of transport (motor carrier, air, ocean, or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

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

Results of Operations

Three months ended December 31, 2023 and 2022 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$166,121	$21,780	$(88)	$187,813	$235,246	$29,803	$(58)	$264,991
Value-added services	3,397	9,872	—	13,269	2,545	10,583	—	13,128
	169,518	31,652	(88)	201,082	237,791	40,386	(58)	278,119
Cost of transportation and other services
Transportation	116,976	16,318	(88)	133,206	175,561	22,928	(58)	198,431
Value-added services	1,373	4,506	—	5,879	648	5,012	—	5,660
	118,349	20,824	(88)	139,085	176,209	27,940	(58)	204,091
Adjusted gross profit (1)
Transportation	49,145	5,462	—	54,607	59,685	6,875	—	66,560
Value-added services	2,024	5,366	—	7,390	1,897	5,571	—	7,468
	$51,169	$10,828	$—	$61,997	$61,582	$12,446	$—	$74,028
Adjusted gross profit percentage
Transportation	29.6%	25.1%	N/A	29.1%	25.4%	23.1%	N/A	25.1%
Value-added services	59.6%	54.4%	N/A	55.7%	74.5%	52.6%	N/A	56.9%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $187.8 million and $265.0 million for the three months ended December 31, 2023 and 2022, respectively. The decrease of $77.2 million, or 29.1% is primarily due to significant decreases in international and ocean rates, compounded by lower ocean volumes, and an overall decrease in charter business compared to the prior year period. Adjusted transportation gross profit was $54.6 million and $66.6 million for the three months ended December 31, 2023 and 2022, respectively. Net transportation margins increased from 25.1% to 29.1%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean and charter shipments.

Value-added services revenue was $13.3 million and $13.1 million for the three months ended December 31, 2023 and 2022, respectively. Adjusted value-added services gross profit was $7.4 million for the three months ended December 31, 2023, compared to $7.5 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 56.9% to 55.7%.

The following table provides a reconciliation for the three months ended December 31, 2023 and 2022 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2023	2022
Revenues	$201,082	$278,119
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(139,085)	(204,091)
Depreciation and amortization	(3,205)	(3,469)
GAAP gross profit	$58,792	$70,559
Depreciation and amortization	3,205	3,469
Adjusted gross profit	$61,997	$74,028

GAAP gross margin (GAAP gross profit as a percentage of revenues)	29.2%	25.4%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	30.8%	26.6%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (2)	Canada	Corporate/ Eliminations (2)	Total
Adjusted gross profit (1)	$51,169	$10,828	$—	$61,997	$61,582	$12,446	$—	$74,028

Operating expenses:
Operating partner commissions	25,818	—	—	25,818	30,512	—	—	30,512
Personnel costs	13,433	4,790	1,537	19,760	14,974	4,379	1,288	20,641
Selling, general and administrative expenses	6,125	2,094	2,376	10,595	4,915	1,886	1,866	8,667
Depreciation and amortization	845	964	2,555	4,364	1,057	811	5,046	6,914
Change in fair value of contingent consideration	—	—	(204)	(204)	—	—	150	150

Total operating expenses	46,221	7,848	6,264	60,333	51,458	7,076	8,350	66,884

Income (loss) from operations	4,948	2,980	(6,264)	1,664	10,124	5,370	(8,350)	7,144
Other income (expense)	100	(44)	(201)	(145)	(162)	189	(786)	(759)

Income (loss) before income taxes	5,048	2,936	(6,465)	1,519	9,962	5,559	(9,136)	6,385
Income tax expense	—	—	(404)	(404)	—	—	(1,460)	(1,460)

Net income (loss)	5,048	2,936	(6,869)	1,115	9,962	5,559	(10,596)	4,925
Less: net income attributable to non- controlling interest	(130)	—	—	(130)	(89)	—	—	(89)

Net income (loss) attributable to Radiant Logistics, Inc.	$4,918	$2,936	$(6,869)	$985	$9,873	$5,559	$(10,596)	$4,836

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	50.5%	0.0%	N/A	41.6%	49.5%	0.0%	N/A	41.2%
Personnel costs	26.3%	44.2%	N/A	31.9%	24.3%	35.2%	N/A	27.9%
Selling, general and administrative expenses	12.0%	19.3%	N/A	17.1%	8.0%	15.2%	N/A	11.7%
Depreciation and amortization	1.7%	8.9%	N/A	7.0%	1.7%	6.5%	N/A	9.3%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Certain amounts in the corporate/eliminations segment have been reclassified from the United States column to conform to the current year presentation.

Operating partner commissions decreased $4.7 million, or 15.4%, to $25.8 million for the three months ended December 31, 2023. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners and the conversion of a strategic operating partner to a company-owned location, who earned commissions in the prior year period. As a percentage of adjusted gross profit, operating partner commissions increased 43 basis points to 41.6% from 41.2% for the three months ended December 31, 2023 and 2022, respectively, as a result of a higher percentage of gross margin generated from strategic operating partners.

Personnel costs decreased $0.8 million, or 4.3%, to $19.8 million for the three months ended December 31, 2023. As a percentage of adjusted gross profit, personnel costs increased 399 basis points to 31.9% from 27.9% for the three months ended December 31, 2023 and 2022, respectively.

Selling, general and administrative (“SG&A”) expenses increased $1.9 million, or 22.2%, to $10.6 million for the three months ended December 31, 2023. The increase is primarily due to increased software costs, facilities costs, and allowance for credit losses. As a percentage of adjusted gross profit, SG&A increased 538 basis points to 17.1% from 11.7% for the three months ended December 31, 2023 and 2022, respectively.

Depreciation and amortization costs decreased $2.5 million, or 36.9%, to $4.4 million for the three months ended December 31, 2023. The decrease is attributable to the accelerated amortization of intangible assets in the prior year resulting from the rebranding of certain trade names. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 230 basis points to 7.0% from 9.3% for the three months ended December 31, 2023 and 2022, respectively.

Our decrease in net income is driven principally by decreased adjusted gross profit, partially offset by decreased operating partner commissions, decreased amortization of intangible assets and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2023 and 2022 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (3)	Canada	Corporate/ Eliminations (3)	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$4,918	$2,936	$(6,869)	$985	$9,873	$5,559	$(10,596)	$4,836

Income tax expense	—	—	404	404	—	—	1,460	1,460
Depreciation and amortization (1)	960	964	2,555	4,479	1,285	811	5,046	7,142
Net interest expense	—	—	(330)	(330)	—	—	683	683

EBITDA	5,878	3,900	(4,240)	5,538	11,158	6,370	(3,407)	14,121

Share-based compensation	412	79	204	695	315	69	295	679
Change in fair value of contingent consideration	—	—	(204)	(204)	—	—	150	150
Acquisition related costs	—	—	252	252	—	—	22	22
Litigation costs	—	—	741	741	—	—	247	247
Transition, lease termination, and other costs	76	—	—	76	30	—	—	30
Change in fair value of interest rate swap contracts	—	—	531	531	—	—	104	104
Restatement costs	—	—	—	—	—	—	854	854
Foreign currency transaction loss (gain)	(84)	163	—	79	185	(189)	—	(4)

Adjusted EBITDA	$6,282	$4,142	$(2,716)	$7,708	$11,688	$6,250	$(1,735)	$16,203
Adjusted EBITDA as a % of adjusted gross profit (2)	12.3%	38.3%	N/A	12.4%	19.0%	50.2%	N/A	21.9%
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

Six months ended December 31, 2023 and 2022 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31, 2023				Six Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$342,945	$42,963	$(125)	$385,783	$521,720	$61,655	$(255)	$583,120
Value-added services	6,851	19,246	—	26,097	6,089	19,881	—	25,970
	349,796	62,209	(125)	411,880	527,809	81,536	(255)	609,090
Cost of transportation and other services
Transportation	244,925	32,567	(125)	277,367	399,871	47,848	(255)	447,464
Value-added services	2,905	8,785	—	11,690	2,191	8,927	—	11,118
	247,830	41,352	(125)	289,057	402,062	56,775	(255)	458,582
Adjusted gross profit (1)
Transportation	98,020	10,396	—	108,416	121,849	13,807	—	135,656
Value-added services	3,946	10,461	—	14,407	3,898	10,954	—	14,852
	$101,966	$20,857	$—	$122,823	$125,747	$24,761	$—	$150,508
Adjusted gross profit percentage
Transportation	28.6%	24.2%	N/A	28.1%	23.4%	22.4%	N/A	23.3%
Value-added services	57.6%	54.4%	N/A	55.2%	64.0%	55.1%	N/A	57.2%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $385.8 million and $583.1 million for the six months ended December 31, 2023 and 2022, respectively. The decrease of $197.3 million, or 33.8% is primarily due to significant decreases in international and ocean rates, compounded by lower ocean volumes, and an overall decrease in charter business compared to the prior year period. Adjusted transportation gross profit was $108.4 million and $135.7 million for the six months ended December 31, 2023 and 2022, respectively. Net transportation margins increased from 23.3% to 28.1%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean and charter shipments.

Value-added services revenue was $26.1 million and $26.0 million for the six months ended December 31, 2023 and 2022, respectively. Adjusted value-added services gross profit was $14.4 million for the six months ended December 31, 2023, compared to $14.9 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 57.2% to 55.2%.

The following table provides a reconciliation for the six months ended December 31, 2023 and 2022 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Six Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2023	2022
Revenues	$411,880	$609,090
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(289,057)	(458,582)
Depreciation and amortization	(6,538)	(6,816)
GAAP gross profit	$116,285	$143,692
Depreciation and amortization	6,538	6,816
Adjusted gross profit	$122,823	$150,508

GAAP gross margin (GAAP gross profit as a percentage of revenues)	28.2%	23.6%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	29.8%	24.7%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31, 2023				Six Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (2)	Canada	Corporate/ Eliminations (2)	Total
Adjusted gross profit (1)	$101,966	$20,857	$—	$122,823	$125,747	$24,761	$—	$150,508

Operating expenses:
Operating partner commissions	49,601	—	—	49,601	60,617	—	—	60,617
Personnel costs	26,559	9,745	3,083	39,387	28,983	8,784	2,645	40,412
Selling, general and administrative expenses	11,364	4,280	4,425	20,069	10,118	3,602	3,717	17,437
Depreciation and amortization	1,770	1,920	5,200	8,890	2,114	1,569	10,010	13,693
Change in fair value of contingent consideration	—	—	(450)	(450)	—	—	310	310

Total operating expenses	89,294	15,945	12,258	117,497	101,832	13,955	16,682	132,469

Income (loss) from operations	12,672	4,912	(12,258)	5,326	23,915	10,806	(16,682)	18,039
Other income (expense)	152	25	(119)	58	150	350	(878)	(378)

Income (loss) before income taxes	12,824	4,937	(12,377)	5,384	24,065	11,156	(17,560)	17,661
Income tax expense	—	—	(1,418)	(1,418)	—	—	(4,224)	(4,224)

Net income (loss)	12,824	4,937	(13,795)	3,966	24,065	11,156	(21,784)	13,437
Less: net income attributable to non- controlling interest	(359)	—	—	(359)	(168)	—	—	(168)

Net income (loss) attributable to Radiant Logistics, Inc.	$12,465	$4,937	$(13,795)	$3,607	$23,897	$11,156	$(21,784)	$13,269

	Six Months Ended December 31, 2023				Six Months Ended December 31, 2022
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	48.6%	0.0%	N/A	40.4%	48.2%	0.0%	N/A	40.3%
Personnel costs	26.0%	46.7%	N/A	32.1%	23.0%	35.5%	N/A	26.9%
Selling, general and administrative expenses	11.1%	20.5%	N/A	16.3%	8.0%	14.5%	N/A	11.6%
Depreciation and amortization	1.7%	9.2%	N/A	7.2%	1.7%	6.3%	N/A	9.1%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Certain amounts in the corporate/eliminations segment have been reclassified from the United States column to conform to the current year presentation.

Operating partner commissions decreased $11.0 million, or 18.2%, to $49.6 million for the six months ended December 31, 2023. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners. As a percentage of adjusted gross profit, operating partner commissions increased 11 basis points to 40.4% from 40.3% for the six months ended December 31, 2023 and 2022, respectively, as a result of a higher percentage of gross margin generated from strategic operating partners.

Personnel costs decreased $1.0 million, or 2.5%, to $39.4 million for the six months ended December 31, 2023. As a percentage of adjusted gross profit, personnel costs increased 522 basis points to 32.1% from 26.9% for the six months ended December 31, 2023 and 2022, respectively.

SG&A expenses increased $2.7 million, or 15.1%, to $20.1 million for the six months ended December 31, 2023. The increase is primarily due to increased software costs, facilities costs, and allowance for credit losses. As a percentage of adjusted gross profit, SG&A increased 475 basis points to 16.3% from 11.6% for the six months ended December 31, 2023 and 2022, respectively.

Depreciation and amortization costs decreased $4.8 million, or 35.1%, to $8.9 million for the six months ended December 31, 2023. The decrease is attributable to the accelerated amortization of intangible assets in the prior year resulting from the rebranding of certain trade names. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 186 basis points to 7.2% from 9.1% for the six months ended December 31, 2023 and 2022, respectively.

Our decrease in net income is driven principally by decreased adjusted gross profit, partially offset by decreased operating partner commissions, decreased amortization of intangible assets and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2023 and 2022 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Six Months Ended December 31, 2023				Six Months Ended December 31, 2022
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (3)	Canada	Corporate/ Eliminations (3)	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$12,465	$4,937	$(13,795)	$3,607	$23,897	$11,156	$(21,784)	$13,269

Income tax expense	—	—	1,418	1,418	—	—	4,224	4,224
Depreciation and amortization (1)	1,998	1,920	5,200	9,118	2,342	1,569	10,010	13,921
Net interest expense	—	—	(614)	(614)	—	—	1,465	1,465

EBITDA	14,463	6,857	(7,791)	13,529	26,239	12,725	(6,085)	32,879

Share-based compensation	795	152	628	1,575	548	129	611	1,288
Change in fair value of contingent consideration	—	—	(450)	(450)	—	—	310	310
Acquisition related costs	—	—	321	321	—	—	49	49
Litigation costs	—	—	1,105	1,105	—	—	366	366
Transition, lease termination, and other costs	76	—	—	76	30	—	—	30
Change in fair value of interest rate swap contracts	—	—	733	733	—	—	(587)	(587)
Restatement costs	—	—	—	—	—	—	1,007	1,007
Foreign currency transaction loss (gain)	(108)	92	—	(16)	(125)	(346)	—	(471)

Adjusted EBITDA	$15,226	$7,101	$(5,454)	$16,873	$26,692	$12,508	$(4,329)	$34,871
Adjusted EBITDA as a % of adjusted gross profit (2)	14.9%	34.0%	N/A	13.7%	21.2%	50.5%	N/A	23.2%
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

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of December 31, 2023, we have $32.9 million in unrestricted cash on hand to serve as adequate working capital.

Net cash provided by operating activities was $12.1 million and $67.0 million for the six months ended December 31, 2023 and 2022, respectively. The cash provided by operating activities primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, and payments of contingent consideration. Cash flow from operating activities for the six months ended December 31, 2023 decreased by $54.9 million, compared with the same period in fiscal year 2023, primarily due to decreased net income, amortization of intangible assets, and net changes in accounts receivable, contract assets, and accounts payable.

Net cash used for investing activities was $4.9 million and $6.7 million for the six months ended December 31, 2023 and 2022, respectively. Cash paid for acquisitions were $0.1 million and $3.3 million for the six months ended December 31, 2023 and 2022, respectively. Cash paid for purchases of property, technology, and equipment were $5.0 million and $3.4 million for the six months ended December 31, 2023 and 2022, respectively. Proceeds from sale of property, technology, and equipment were $0.2 million and less than $0.1 million of the six months ended December 31, 2023 and 2022.

Net cash used for financing activities was $6.8 million and $23.7 million for the six months ended December 31, 2023 and 2022, respectively. There were no repayments or borrowings under the Revolving Credit Facility for the six months ended December 31, 2023, compared to net repayments of the Revolving Credit Facility of $15.0 million for the six months ended December 31, 2022. Payments of debt issuance costs were $0.1 million and $0.8 million for the six months ended December 31, 2023 and 2022, respectively. Repayments of notes payable and finance lease liabilities were $2.6 million and $2.5 million for each of the six months ended December 31, 2023 and 2022, respectively. Payments for repurchases of common stock was $3.1 million and $5.0 million for the six months ended December 31, 2023 and 2022, respectively. Payments of contingent consideration was $0.3 million for the six months ended December 31, 2023. Distributions to non-controlling interest were $0.3 million and $0.2 million for the six months ended December 31, 2023 and 2022, respectively. Proceeds from exercise of stock options were less than $0.1 million and $0.2 million for the six months ended December 31, 2023 and 2022, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.4 million and $0.5 million for the six months ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, there were no borrowings outstanding on the Revolving Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the six months ended December 31, 2023 would have changed by approximately $0.05 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2023 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the existence of material weaknesses described below.

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

As of December 31, 2023, remediation is ongoing. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenues. While existing controls have been enhanced, and new controls have been implemented, there is a need for additional enhancements around the design of those controls, including, but not limited to, the formalization of the documentation retained to evidence the performance of these controls. Further testing procedures are also needed to verify their effectiveness over multiple periods of operation. As such, the Company concluded that the material weakness related to the recording and processing of revenue transactions has not been fully remediated. We anticipate fully remediating the material weakness during fiscal year 2024.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities regarding material weaknesses described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the repurchase programs, the Company purchased the following shares of common stock during the three months ended December 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1 − 31, 2023	446,451	$5.74	446,451	—
November 1 − 30, 2023	50,601	5.73	50,601	—
December 1 − 31, 2023	—	—	—	5,000,000

Total	497,052	$5.74	497,052	5,000,000

Item 5. Other Information

(a) None

(b) None

(c) None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.1	First Amendment to Credit Agreement and Consent, dated September 27, 2023, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc. and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, Keybank National Association, U.S. Bank National Association (successor to MUFG Union Bank, N.A.), the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K		10.1	10/4/2023

10.2	Employment Agreement between the Company and Jaime Becker dated November 13, 2023		8-K		10.2	12/22/2023

10.3	Separation Agreement and General Release between the Company and John Sobba dated December 22, 2023		8-K		10.1	12/22/2023

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

RADIANT LOGISTICS, INC.

Date: February 8, 2024	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2024	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)