Form 10-Q
period 2024-03-31
RADIANT LOGISTICS, INC
filed 2024-05-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

There were 47,002,141 shares outstanding of the registrant’s common stock as of May 2, 2024.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,233	$32,456
Accounts receivable, net of allowance of $3,565 and $2,776, respectively	105,513	126,725
Contract assets	7,244	6,180
Income tax receivable	4,223	—
Prepaid expenses and other current assets	11,540	15,211
Total current assets	159,753	180,572

Property, technology, and equipment, net	26,226	25,389

Goodwill	90,424	89,203
Intangible assets, net	31,618	36,641
Operating lease right-of-use assets	51,961	56,773
Deposits and other assets	3,984	5,163
Total other long-term assets	177,987	187,780
Total assets	$363,966	$393,741

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70,266	$84,561
Operating partner commissions payable	12,998	18,360
Accrued expenses	7,822	8,739
Income tax payable	—	369
Current portion of notes payable	639	4,107
Current portion of operating lease liabilities	11,129	11,273
Current portion of finance lease liabilities	608	620
Current portion of contingent consideration	150	3,886
Other current liabilities	1,918	258
Total current liabilities	105,530	132,173

Operating lease liabilities, net of current portion	47,592	52,120
Finance lease liabilities, net of current portion	744	1,121
Contingent consideration, net of current portion	1,190	287
Deferred tax liabilities	2,761	2,944
Total long-term liabilities	52,287	56,472
Total liabilities	157,817	188,645

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,842,855 and 51,603,386 shares issued, and 47,001,597 and 47,294,529 shares outstanding, respectively	33	33
Additional paid-in capital	110,676	108,516
Treasury stock, at cost, 4,841,258 and 4,308,857 shares, respectively	(30,148)	(27,067)
Retained earnings	128,497	125,593
Accumulated other comprehensive loss	(3,087)	(2,205)
Total Radiant Logistics, Inc. stockholders’ equity	205,971	204,870
Non-controlling interest	178	226
Total equity	206,149	205,096
Total liabilities and equity	$363,966	$393,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$184,559	$244,171	$596,438	$853,261

Operating expenses:
Cost of transportation and other services	131,438	177,154	420,495	635,736
Operating partner commissions	20,077	26,499	69,678	87,116
Personnel costs	19,416	19,817	58,803	60,229
Selling, general and administrative expenses	9,994	10,591	30,063	28,029
Depreciation and amortization	4,540	4,549	13,430	18,242
Change in fair value of contingent consideration	—	(697)	(450)	(387)
Total operating expenses	185,465	237,913	592,019	828,965

Income (loss) from operations	(906)	6,258	4,419	24,296

Other income (expense):
Interest income	623	216	1,829	315
Interest expense	(250)	(683)	(843)	(2,246)
Foreign currency transaction gain	105	331	121	802
Change in fair value of interest rate swap contracts	(170)	(355)	(903)	231
Other	32	123	195	153
Total other income (expense)	340	(368)	399	(745)

Income (loss) before income taxes	(566)	5,890	4,818	23,551

Income tax expense	(49)	(1,346)	(1,467)	(5,570)

Net income (loss)	(615)	4,544	3,351	17,981
Less: net income attributable to non-controlling interest	(88)	(361)	(447)	(529)

Net income (loss) attributable to Radiant Logistics, Inc.	$(703)	$4,183	$2,904	$17,452

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,151)	122	(882)	(2,455)
Comprehensive income (loss)	$(1,766)	$4,666	$2,469	$15,526

Income (loss) per share:
Basic	$(0.02)	$0.09	$0.06	$0.36
Diluted	$(0.02)	$0.08	$0.06	$0.35

Weighted average common shares outstanding:
Basic	46,963,845	48,180,834	47,084,645	48,391,310
Diluted	46,963,845	49,304,991	48,899,138	49,679,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Nine Months Ended March 31, 2024

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096
Repurchase of common stock	(35,349)	—	—	(230)	—	—	(230)	—	(230)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	127,868	—	(331)	—	—	—	(331)	—	(331)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,933	—	—	—	—	—	—	—	—
Share-based compensation	—	—	881	—	—	—	881	—	881
Net income	—	—	—	—	2,622	—	2,622	229	2,851
Other comprehensive loss	—	—	—	—	—	(1,128)	(1,128)	—	(1,128)
Balance as of September 30, 2023	47,388,981	$33	$109,066	$(27,297)	$128,215	$(3,333)	$206,684	$455	$207,139

Repurchase of common stock	(497,052)	—	—	(2,851)	—	—	(2,851)	—	(2,851)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	27,980	—	(32)	—	—	—	(32)	—	(32)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,539	—	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	(345)	(345)
Share-based compensation	—	—	694	—	—	—	694	—	694
Net income	—	—	—	—	985	—	985	130	1,115
Other comprehensive income	—	—	—	—	—	1,397	1,397	—	1,397
Balance as of December 31, 2023	46,921,448	$33	$109,728	$(30,148)	$129,200	$(1,936)	$206,877	$240	$207,117

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	80,149	—	(3)	—	—	—	(3)	—	(3)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	951	—	—	—	951	—	951
Net income (loss)	—	—	—	—	(703)	—	(703)	88	(615)
Other comprehensive loss	—	—	—	—	—	(1,151)	(1,151)	—	(1,151)
Balance as of March 31, 2024	47,001,597	$33	$110,676	$(30,148)	$128,497	$(3,087)	$205,971	$178	$206,149

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

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$3,351	$17,981
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	2,526	1,832
Amortization of intangible assets	7,780	12,650
Depreciation and amortization of property, technology, and equipment	5,650	5,592
Deferred income tax benefit	(186)	(4,178)
Amortization of debt issuance costs	384	373
Change in fair value of contingent consideration	(450)	(387)
Change in fair value of interest rate swap contracts	903	(231)
Other	1,013	(64)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	20,718	78,600
Contract assets	(1,076)	16,210
Income taxes	(4,582)	(1,442)
Prepaid expenses, deposits, and other assets	3,743	3,335
Operating lease right-of-use assets	8,595	8,044
Accounts payable	(14,235)	(43,738)
Operating partner commissions payable	(5,380)	(1,811)
Accrued expenses and other liabilities	(999)	(4,256)
Operating lease liabilities	(8,286)	(6,374)
Payments of contingent consideration	(3,473)	(2,500)
Net cash provided by operating activities	15,996	79,636

INVESTING ACTIVITIES:
Payments to acquire businesses	(1,959)	(3,250)
Purchases of property, technology, and equipment	(7,151)	(6,169)
Proceeds from sale of property, technology, and equipment	235	77
Net cash used for investing activities	(8,875)	(9,342)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	67,500
Repayments of revolving credit facility	—	(102,500)
Payments of debt issuance costs	(119)	(820)
Repayments of notes payable and finance lease liabilities	(3,946)	(3,713)
Repurchases of common stock	(3,081)	(5,000)
Payment of contingent consideration	(250)	—
Distributions to non-controlling interest	(495)	(240)
Proceeds from exercise of stock options	5	193
Payments of employee tax withholdings related to restricted stock units and stock options	(371)	(460)
Net cash used for financing activities	(8,257)	(45,040)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(100)	1,282

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,236)	26,536
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	33,062	25,067

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$31,826	$51,603

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$31,233	$51,008
Restricted cash	593	595
Total cash, cash equivalents, and restricted cash	$31,826	$51,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$6,236	$11,162
Interest paid	$394	$1,870

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

d) Restricted Cash

Restricted cash represents five months of interest payments on the Company’s senior secured loan held by the lender that are required to be set aside. Restricted cash of $593 and $606 is included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2024 and June 30, 2023, respectively. The Company combines unrestricted and restricted cash for presentation in the condensed consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $18,534 and $22,515 as of March 31, 2024 and June 30, 2023, respectively.

Through a contractual arrangement, the Company records trade accounts receivable from revenue generated from independently owned strategic operating partners operating under various Company brands. Under these contracts, each strategic operating partner is responsible for some or all of the collection of its customer accounts receivable. To facilitate this arrangement, certain strategic operating partners are required to maintain a deposit with the Company for these receivables. The Company charges the respective strategic operating partner’s deposit account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. If a deficit balance occurs in the strategic operating partners’ deposit account, these amounts are included as accounts receivable in the Company’s condensed consolidated financial statements. For those strategic operating partners not required to maintain a deposit, the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. The Company expects to replenish these funds through the future business operations of these strategic operating partners, or as these amounts are ultimately collected from these customers. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit amounts, the Company would be at risk of loss for any such amounts. Due to the nature and specific risk characteristics of these accounts, the Company evaluates these accounts separately in determining an allowance for expected credit losses.

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2023	$2,776
Write-offs	(240)
Recoveries	95
Provision for expected credit losses	955
Foreign currency translation	(21)

Balance as of March 31, 2024	$3,565

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

The Company performs its annual goodwill impairment test as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2024, management believes no impairment exists.

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

j) Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. The Company’s revenues are primarily from transportation services, which include providing for the arrangement of freight, both domestically and internationally, through modes of transportation, such as air freight, ocean freight, truckload, less than truckload, and intermodal. The Company generates its transportation services revenue by purchasing transportation from carriers and reselling those services to its customers.

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed upon destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as the ancillary services are not distinct in the context of the contract and therefore combined with the performance obligation for transportation services. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require the Company to estimate revenue, in which case it uses the average revenue per shipment, per mode of transportation. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The timing of revenue recognition, billings, cash collections, and allowance for expected credit losses results in billed and unbilled receivables. The Company receives the unconditional right to bill when shipments are delivered to their destination. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contract with its transportation customers have an expected duration of one year or less. The corresponding direct costs of revenue, which primarily includes purchased transportation costs and commissions, have been expensed ratably as incurred.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $549 and $1,401 for the three and nine months ended March 31, 2024, respectively, and $573 and $1,436 for the three and nine months ended March 31, 2023, respectively.

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

n) Basic and Diluted Income per Share Allocable to Common Stockholders

Basic income per common share is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding after giving effect to all potential dilutive securities, such as restricted stock units and stock options.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2024 and 2023 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three and nine months ended March 31, 2024 and 2023 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of March 31, 2024, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of March 31, 2024, there have been no reissuances of treasury stock.

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

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$153,428	$20,055	$(42)	$173,441
Value-added services (1)	3,419	7,699	—	11,118
Total	$156,847	$27,754	$(42)	$184,559

Timing of revenue recognition:
Services transferred over time	$155,369	$27,734	$(42)	$183,061
Services transferred at a point in time	1,478	20	—	1,498
Total	$156,847	$27,754	$(42)	$184,559

	Nine Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$496,372	$63,018	$(167)	$559,223
Value-added services (1)	10,270	26,945	—	37,215
Total	$506,642	$89,963	$(167)	$596,438

Timing of revenue recognition:
Services transferred over time	$502,060	$89,904	$(167)	$591,797
Services transferred at a point in time	4,582	59	—	4,641
Total	$506,642	$89,963	$(167)	$596,438

	Three Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$204,330	$26,361	$(96)	$230,595
Value-added services (1)	4,114	9,462	—	13,576
Total	$208,444	$35,823	$(96)	$244,171

Timing of revenue recognition:
Services transferred over time	$207,123	$35,803	$(96)	$242,830
Services transferred at a point in time	1,321	20	—	1,341
Total	$208,444	$35,823	$(96)	$244,171

	Nine Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$726,050	$88,016	$(351)	$813,715
Value-added services (1)	10,203	29,343	—	39,546
Total	$736,253	$117,359	$(351)	$853,261

Timing of revenue recognition:
Services transferred over time	$730,910	$117,295	$(351)	$847,854
Services transferred at a point in time	5,343	64	—	5,407
Total	$736,253	$117,359	$(351)	$853,261

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Radiant Logistics, Inc.	$(703)	$4,183	$2,904	$17,452

Denominator:
Weighted average common shares outstanding, basic	46,963,845	48,180,834	47,084,645	48,391,310
Dilutive effect of share-based awards	—	1,124,157	1,814,493	1,288,689

Weighted average common shares outstanding, diluted	46,963,845	49,304,991	48,899,138	49,679,999

Potentially dilutive common shares excluded	2,291,322	110,000	106,667	106,667

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through December 2033.

The Company has a lease commitment that has been executed but not yet commenced. The undiscounted future lease payments total $21,390 and are excluded from the tables below.

The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$3,529	$4,027	$10,905	$10,650

Finance leases:
Amortization of leased assets	171	184	555	517
Interest on lease liabilities	20	16	53	53

Total finance lease cost	$191	$200	$608	$570

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended March 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$10,595	$8,458
Operating cash flows paid for interest portion of finance leases	53	53
Financing cash flows paid for principal portion of finance leases	452	431

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,278	$26,711
Finance leases	211	—

Supplemental balance sheet information related to leases are as follows:

(In thousands)	March 31, 2024	June 30, 2023
Operating leases:
Operating lease right-of-use assets	$51,961	$56,773

Current portion of operating lease liabilities	11,129	11,273
Operating lease liabilities, net of current portion	47,592	52,120

Total operating lease liabilities	$58,721	$63,393

Finance leases:
Property, technology, and equipment, net	$1,353	$1,878

Current portion of finance lease liabilities	608	620
Finance lease liabilities, net of current portion	744	1,121

Total finance lease liabilities	$1,352	$1,741

Weighted average remaining lease term:
Operating leases	5.9 years	6.2 years
Finance leases	3.3 years	3.2 years

Weighted average discount rate:
Operating leases	5.51%	5.29%
Finance leases	5.37%	4.93%

As of March 31, 2024, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2024 (remaining)	$3,421	$167
2025	14,126	661
2026	12,927	305
2027	11,568	83
2028	7,611	83
Thereafter	20,281	196

Total lease payments	69,934	1,495

Less imputed interest	(11,213)	(143)

Total lease liabilities	$58,721	$1,352

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

(In thousands)	Useful Life	March 31, 2024	June 30, 2023
Computer software	3 − 5 years	$27,867	$26,964
Office and warehouse equipment	3 − 15 years	15,901	14,179
Leasehold improvements	(1)	10,980	9,083
Trailers and related equipment	3 − 15 years	6,818	7,015
Computer equipment	3 − 5 years	5,571	4,529
Furniture and fixtures	3 − 15 years	1,847	1,743

Property, technology, and equipment		68,984	63,513
Less: accumulated depreciation and amortization		(42,758)	(38,124)

Property, technology, and equipment, net		$26,226	$25,389
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,957 and $5,650 for the three and nine months ended March 31, 2024, respectively, and $1,908 and $5,592 for the three and nine months ended March 31, 2023, respectively. Computer software includes approximately $193 and $548 of software in development as of March 31, 2024 and June 30, 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2023	$89,203
Acquisitions	1,660
Foreign currency translation loss	(439)

Balance as of March 31, 2024	$90,424

Intangible Assets

Intangible assets consist of the following:

	March 31, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.0 years	$119,820	$(93,326)	$26,494
Trade names and trademarks	6.9 years	15,434	(12,812)	2,622
Developed technology	2.7 years	4,091	(1,909)	2,182
Licenses	3.0 years	768	(538)	230
Covenants not to compete	0.8 years	1,433	(1,343)	90

		$141,546	$(109,928)	$31,618

	June 30, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.5 years	$117,645	$(87,175)	$30,470
Trade names and trademarks	7.6 years	15,547	(12,637)	2,910
Developed technology	3.4 years	4,091	(1,295)	2,796
Licenses	3.7 years	785	(490)	295
Covenants not to compete	1.6 years	1,433	(1,263)	170

		$139,501	$(102,860)	$36,641

Amortization expense amounted to $2,583 and $7,780 for the three and nine months ended March 31, 2024, respectively, and $2,641 and $12,650 for the three and nine months ended March 31, 2023, respectively. Certain acquired trade names have been rebranded in connection with the Company’s long-term growth strategy for consistency across the business and to better serve its customers. The Company will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expense from June 2022 to December 2022.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2024 (remaining)	$2,537
2025	8,397
2026	3,699
2027	3,123
2028	2,500

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

(In thousands)	March 31, 2024	June 30, 2023
Senior secured loans	$657	$4,204
Unamortized debt issuance costs	(18)	(97)

Total notes payable	639	4,107
Less: current portion	(639)	(4,107)

Total notes payable, net of current portion	$—	$—

Future maturities of notes payable for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)
2024 (remaining)	$657

Total	$657

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

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of March 31, 2024, the one-month SOFR was 5.33%.

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

As of March 31, 2024, there were no borrowings outstanding on the Revolving Credit Facility.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of March 31, 2024, the amount of $593 is recorded as restricted cash presented within prepaid expenses and other current assets in the accompanying condensed consolidated financial statements. The Company made interest-only payments for the first twelve months followed by monthly principal and interest payments of CAD$390 that will be paid through maturity. As of March 31, 2024, $287 was outstanding under this term loan and it was repaid in full subsequent to quarter end.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly principal and interest payments of CAD$149. As of March 31, 2024, $370 was outstanding under this term loan.

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

The covenants of the Revolving Credit Facility, described above, also apply to the FPD IV and FPD V term loans. As of March 31, 2024, the Company was in compliance with all of its covenants.

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

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $1,326 and $2,229 recorded in deposits and other assets in the condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on March 31, 2024 or June 30, 2023.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The programs do not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under the repurchase programs, the Company purchased 532,401 shares of its common stock at an average cost of $5.79 per share for an aggregate cost of $3,081, and 839,864 shares of its common stock at an average cost of $5.95 per share for an aggregate cost of $5,000 during the nine months ended March 31, 2024 and 2023, respectively.

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

RLP recorded $148 and $746 in net income, of which RCP’s distributable share was $88 and $447 for the three and nine months ended March 31, 2024, respectively. RLP recorded $602 and $882 in net income, of which RCP’s distributable share was $361 and $529 for the three and nine months ended March 31, 2023, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(1,340)	$(1,340)
Interest rate swap contracts (derivatives)	1,326	1,326

	Fair Value Measurements as of June 30, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(4,173)	$(4,173)
Interest rate swap contracts (derivatives)	2,229	2,229

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2023	$(4,173)	$2,229
Increase related to acquisitions	(1,340)	—
Contingent consideration paid	3,723	—
Change in fair value	450	(903)

Balance as of March 31, 2024	$(1,340)	$1,326

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $4,350 through earn-out periods measured through January 2027.

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. The fair market value of interest rate swaps is determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the nine months ended March 31, 2024, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

For the three and nine months ended March 31, 2024, respectively, the components of income tax expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Current income tax expense (benefit)	$(1,254)	$3,858	$1,653	$9,748
Deferred income tax expense (benefit)	1,303	(2,512)	(186)	(4,178)

Income tax expense	$49	$1,346	$1,467	$5,570

The Company’s effective tax rates prior to discrete items for the three and nine months ended March 31, 2024 and 2023 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the nine months ended March 31, 2024 results in an effective tax rate of 30.20%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of federal, state and foreign income taxes, and reduced by share-based compensation benefits, which is discretely recognized through the nine months ended March 31, 2024 and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ending June 30, 2024. The effective tax rate through the nine months ended March 31, 2023 was 24.55%, which was higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which was discretely recognized in the quarter and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $933 and $2,472 for the three and nine months ended March 31, 2024, respectively, and $526 and $1,779 for the three and nine months ended March 31, 2023, respectively. As of March 31, 2024, the Company had approximately $5,232 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.79 years.

The following table summarizes restricted stock unit activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2023	1,360,796	$6.54
Vested	(217,185)	5.18
Granted	570,826	6.27
Forfeited	(159,264)	6.56

Unvested balance as of March 31, 2024	1,555,173	$6.63

As of March 31, 2024, the unvested balance includes a total of 870,252 restricted stock units with performance-based conditions. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $54 for the three and nine months ended March 31, 2024, respectively, and $18 and $53 for the three and nine months ended March 31, 2023, respectively. As of March 31, 2024, the Company had approximately $155 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 2.18 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2023	946,514	$4.37	2.40	$2,302
Exercised	(210,365)	3.46	—	485

Outstanding as of March 31, 2024	736,149	$4.63	1.97	$802

Exercisable as of March 31, 2024	676,149	$4.37	1.51	$802

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

The Company initiated claims against a former customer for unpaid accounts receivable. In response, the former customer has claimed damages against the Company for alleged fines and penalties, detention and demurrage charges paid or due to carriers, and for damaged or lost product. The matter is ongoing and the Company is not yet able to reasonably estimate a possible loss or range of loss, if any. The Company intends to defend against these claims. The outcome of litigation is inherently unpredictable and subject to significant uncertainties. An adverse outcome could have a material impact on the Company’s results of operations and cash flows.

On or about March 14, 2024, through its information technology systems monitoring tools, the Company detected what was determined to be the initial stages of a cybersecurity incident related to its Canadian operations. Upon detection, the Company immediately initiated its incident response and business continuity protocols and began taking measures to disrupt the unauthorized activity. As part of its process to address the incident, the Company proactively took measures to isolate its Canadian operations from the rest of its network and engaged the services of cybersecurity and forensics professionals to further assess, contain and remediate the incident. While the incident in combination with the Company’s security protocols caused service delays for customers in Canada, systems recovery efforts were promptly completed. The Company’s U.S. and other international operations continued without disruption throughout this process in all material respects.

While the investigation is ongoing, as of the date of this filing, the incident has not had a material impact on the Company’s overall operations, and the Company has not determined the incident is reasonably likely to materially impact the Company's financial conditions or results of operations. Although the Company acted promptly and as efficiently as possible, any failure of the Company to comply with data privacy or other laws and regulations related to this event could result in claims, legal or regulatory proceedings, inquiries, or investigations.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years:

(In thousands)	2024 (remaining)	2025	2026	2027	2028	Total
Earn-out payments:
Cash	$—	$150	$—	$560	$630	$1,340

Total estimated earn-out payments	$—	$150	$—	$560	$630	$1,340

Other Contractual Commitments

As of March 31, 2024, the Company has $842 of non-cancelable contractual commitments related to warehouse equipment associated with an operating lease that has not yet commenced. The amounts are expected to be paid within one year.

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

As of and for the Three Months Ended March 31, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$156,847	$27,754	$(42)	$184,559
Income (loss) from operations	4,135	879	(5,920)	(906)
Other income	10	127	203	340
Income (loss) before income taxes	4,145	1,006	(5,717)	(566)
Depreciation and amortization	843	1,108	2,589	4,540
Total assets	254,702	109,264	—	363,966
Property, technology, and equipment, net	9,714	16,512	—	26,226
Goodwill	70,483	19,941	—	90,424

As of and for the Three Months Ended March 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$208,444	$35,823	$(96)	$244,171
Income (loss) from operations	9,353	2,914	(6,009)	6,258
Other income (expense)	413	41	(822)	(368)
Income (loss) before income taxes	9,766	2,955	(6,831)	5,890
Depreciation and amortization	1,069	838	2,642	4,549
Total assets	314,557	119,373	—	433,930
Property, technology, and equipment, net	9,953	15,299	—	25,252
Goodwill	68,991	19,978	—	88,969

As of and for the Nine Months Ended March 31, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$506,642	$89,963	$(167)	$596,438
Income (loss) from operations	16,711	5,884	(18,176)	4,419
Other income	163	153	83	399
Income (loss) before income taxes	16,874	6,037	(18,093)	4,818
Depreciation and amortization	2,707	2,934	7,789	13,430
Total assets	254,702	109,264	—	363,966
Property, technology, and equipment, net	9,714	16,512	—	26,226
Goodwill	70,483	19,941	—	90,424

As of and for the Nine Months Ended March 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$736,253	$117,359	$(351)	$853,261
Income (loss) from operations	33,268	13,720	(22,692)	24,296
Other income (expense)	564	391	(1,700)	(745)
Income (loss) before income taxes	33,832	14,111	(24,392)	23,551
Depreciation and amortization	3,183	2,407	12,652	18,242
Total assets	314,557	119,373	—	433,930
Property, technology, and equipment, net	9,953	15,299	—	25,252
Goodwill	68,991	19,978	—	88,969

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2024 Acquisitions

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

The Company structured the transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations. The total consideration for the business combinations was not significant. Goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist of customer related intangible assets and have an estimated useful life of 10 years.

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the respective measurement periods (up to one year from the acquisition date). The primary estimates not yet finalized relate to identifiable intangible assets, working capital and contingent consideration.

NOTE 18 – SUBSEQUENT EVENTS

Fiscal Year 2024 Acquisition

Effective April 1, 2024, the Company acquired the assets and operations of Viking Worldwide, Inc., a Minnesota based, privately held company with operations in both Minneapolis, Minnesota and Houston, Texas that has operated under the Company’s Service by Air brand since 2012. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; the impact of any health pandemic or environment event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel; labor and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from the cybersecurity incidents that we reported in December 2021 and March 2024 or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents, like these cybersecurity incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements; our longer-term relationship with our senior lenders as a consequence of our need to restate our financial statements; any disruption to our business that may occur on a longer-term basis should we be unable to remediate during fiscal year 2024 certain material weaknesses in our internal controls over financial reporting, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. In addition, the global economic climate and additional or unforeseen effects from any unexpected health pandemics, may amplify many of these risks. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

Three months ended March 31, 2024 and 2023 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$153,428	$20,055	$(42)	$173,441	$204,330	$26,361	$(96)	$230,595
Value-added services	3,419	7,699	—	11,118	4,114	9,462	—	13,576
	156,847	27,754	(42)	184,559	208,444	35,823	(96)	244,171
Cost of transportation and other services
Transportation	110,602	15,513	(42)	126,073	149,409	20,973	(96)	170,286
Value-added services	1,748	3,617	—	5,365	2,386	4,482	—	6,868
	112,350	19,130	(42)	131,438	151,795	25,455	(96)	177,154
Adjusted gross profit (1)
Transportation	42,826	4,542	—	47,368	54,921	5,388	—	60,309
Value-added services	1,671	4,082	—	5,753	1,728	4,980	—	6,708
	$44,497	$8,624	$—	$53,121	$56,649	$10,368	$—	$67,017
Adjusted gross profit percentage
Transportation	27.9%	22.6%	N/A	27.3%	26.9%	20.4%	N/A	26.2%
Value-added services	48.9%	53.0%	N/A	51.7%	42.0%	52.6%	N/A	49.4%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $173.4 million and $230.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $57.2 million, or 24.8% is primarily due to significant decreases in international and ocean rates, lower ocean volumes, and an overall decrease in charter business compared to the comparable prior year period. Adjusted transportation gross profit was $47.4 million and $60.3 million for the three months ended March 31, 2024 and 2023, respectively. Net transportation margins increased from 26.2% to 27.3%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean and charter shipments.

Value-added services revenue was $11.1 million and $13.6 million for the three months ended March 31, 2024 and 2023, respectively. Adjusted value-added services gross profit was $5.8 million for the three months ended March 31, 2024, compared to $6.7 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 49.4% to 51.7%.

The following table provides a reconciliation for the three months ended March 31, 2024 and 2023 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2024	2023
Revenues	$184,559	$244,171
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(131,438)	(177,154)
Depreciation and amortization	(4,370)	(3,478)
GAAP gross profit	$48,751	$63,539
Depreciation and amortization	4,370	3,478
Adjusted gross profit	$53,121	$67,017

GAAP gross margin (GAAP gross profit as a percentage of revenues)	26.4%	26.0%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	28.8%	27.4%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$44,497	$8,624	$—	$53,121	$56,649	$10,368	$—	$67,017

Operating expenses:
Operating partner commissions	20,077	—	—	20,077	26,499	—	—	26,499
Personnel costs	13,134	4,638	1,644	19,416	13,536	4,438	1,843	19,817
Selling, general and administrative expenses	6,308	1,999	1,687	9,994	6,192	2,178	2,221	10,591
Depreciation and amortization	843	1,108	2,589	4,540	1,069	838	2,642	4,549
Change in fair value of contingent consideration	—	—	—	—	—	—	(697)	(697)

Total operating expenses	40,362	7,745	5,920	54,027	47,296	7,454	6,009	60,759

Income (loss) from operations	4,135	879	(5,920)	(906)	9,353	2,914	(6,009)	6,258
Other income (expense)	10	127	203	340	413	41	(822)	(368)

Income (loss) before income taxes	4,145	1,006	(5,717)	(566)	9,766	2,955	(6,831)	5,890
Income tax expense	—	—	(49)	(49)	—	—	(1,346)	(1,346)

Net income (loss)	4,145	1,006	(5,766)	(615)	9,766	2,955	(8,177)	4,544
Less: Net income attributable to non-controlling interest	(88)	—	—	(88)	(361)	—	—	(361)

Net income (loss) attributable to Radiant Logistics, Inc.	$4,057	$1,006	$(5,766)	$(703)	$9,405	$2,955	$(8,177)	$4,183

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	45.1%	0.0%	N/A	37.8%	46.8%	0.0%	N/A	39.5%
Personnel costs	29.5%	53.8%	N/A	36.6%	23.9%	42.8%	N/A	29.6%
Selling, general and administrative expenses	14.2%	23.2%	N/A	18.8%	10.9%	21.0%	N/A	15.8%
Depreciation and amortization	1.9%	12.8%	N/A	8.5%	1.9%	8.1%	N/A	6.8%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Certain amounts in the corporate/eliminations segment have been reclassified from the United States column to conform to the current year presentation.

Operating partner commissions decreased $6.4 million, or 24.2%, to $20.1 million for the three months ended March 31, 2024. The decrease in commissions is primarily due to an overall decrease in charter business, a reduction of adjusted gross profit generated from our strategic operating partners, and the conversions of strategic operating partners to company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 175 basis points to 37.8% from 39.5% for the three months ended March 31, 2024 and 2023, respectively, as a result of a lower percentage of gross margin generated from strategic operating partners.

Personnel costs decreased $0.4 million, or 2.0%, to $19.4 million for the three months ended March 31, 2024. As a percentage of adjusted gross profit, personnel costs increased 698 basis points to 36.6% from 29.6% for the three months ended March 31, 2024 and 2023, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $0.6 million, or 5.6%, to $10.0 million for the three months ended March 31, 2024. The decrease is primarily due to decreased bad debt expense and lower professional fees due to the restatement in the comparable prior year period, offset by increased software and facilities costs. As a percentage of adjusted gross profit, SG&A increased 300 basis points to 18.8% from 15.8% for the three months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization costs were flat at $4.5 million for the three months ended March 31, 2024. As a percentage of adjusted gross profit, depreciation and amortization costs increased 176 basis points to 8.5% from 6.8% for the three months ended March 31, 2024 and 2023, respectively.

Our decrease in net income is driven principally by decreased adjusted gross profit, partially offset by decreased operating partner commissions, decreased other income and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2024 and 2023 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (3)	Canada	Corporate/ Eliminations (3)	Total
Net income (loss) attributable to Radiant Logistics, Inc.	4,057	1,006	(5,766)	(703)	9,405	2,955	(8,177)	4,183

Income tax expense	—	—	49	49	—	—	1,346	1,346
Depreciation and amortization (1)	957	1,108	2,589	4,654	1,183	838	2,642	4,663
Net interest expense	—	—	(373)	(373)	—	—	467	467

EBITDA	5,014	2,114	(3,501)	3,627	10,588	3,793	(3,722)	10,659

Share-based compensation	429	83	439	951	265	34	245	544
Change in fair value of contingent consideration	—	—	—	—	—	—	(697)	(697)
Acquisition related costs	—	—	129	129	—	—	98	98
Cyber security event	—	—	266	266	—	—	12	12
Litigation costs	—	—	170	170	—	—	383	383
Change in fair value of interest rate swap contracts	—	—	170	170	—	—	355	355
Restatement costs	—	—	—	—	—	—	537	537
Foreign currency transaction loss (gain)	11	(116)	—	(105)	(292)	(39)	—	(331)

Adjusted EBITDA	$5,454	$2,081	$(2,327)	$5,208	$10,561	$3,788	$(2,789)	$11,560
Adjusted EBITDA as a % of adjusted gross profit (2)	12.3%	24.1%	N/A	9.8%	18.6%	36.5%	N/A	17.2%
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

Nine months ended March 31, 2024 and 2023 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$496,372	$63,018	$(167)	$559,223	$726,050	$88,016	$(351)	$813,715
Value-added services	10,270	26,945	—	37,215	10,203	29,343	—	39,546
	506,642	89,963	(167)	596,438	736,253	117,359	(351)	853,261
Cost of transportation and other services
Transportation	355,527	48,080	(167)	403,440	549,280	68,821	(351)	617,750
Value-added services	4,653	12,402	—	17,055	4,577	13,409	—	17,986
	360,180	60,482	(167)	420,495	553,857	82,230	(351)	635,736
Adjusted gross profit (1)
Transportation	140,845	14,938	—	155,783	176,770	19,195	—	195,965
Value-added services	5,617	14,543	—	20,160	5,626	15,934	—	21,560
	$146,462	$29,481	$—	$175,943	$182,396	$35,129	$—	$217,525
Adjusted gross profit percentage
Transportation	28.4%	23.7%	N/A	27.9%	24.3%	21.8%	N/A	24.1%
Value-added services	54.7%	54.0%	N/A	54.2%	55.1%	54.3%	N/A	54.5%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.

Transportation revenue was $559.2 million and $813.7 million for the nine months ended March 31, 2024 and 2023, respectively. The decrease of $254.5 million, or 31.3% is primarily due to significant decreases in international and ocean rates, compounded by lower ocean volumes, and an overall decrease in charter business compared to the comparable prior year period. Adjusted transportation gross profit was $155.8 million and $196.0 million for the nine months ended March 31, 2024 and 2023, respectively. Net transportation margins increased from 24.1% to 27.9%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean and charter shipments.

Value-added services revenue was $37.2 million and $39.5 million for the nine months ended March 31, 2024 and 2023, respectively. Adjusted value-added services gross profit was $20.2 million for the nine months ended March 31, 2024, compared to $21.6 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 54.5% to 54.2%.

The following table provides a reconciliation for the nine months ended March 31, 2024 and 2023 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Nine Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2024	2023
Revenues	$596,438	$853,261
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(420,495)	(635,736)
Depreciation and amortization	(10,908)	(10,294)
GAAP gross profit	$165,035	$207,231
Depreciation and amortization	10,908	10,294
Adjusted gross profit	$175,943	$217,525

GAAP gross margin (GAAP gross profit as a percentage of revenues)	27.7%	24.3%
Adjusted gross profit percentage (adjusted gross profit as a percentage of revenues)	29.5%	25.5%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (2)	Canada	Corporate/ Eliminations (2)	Total
Adjusted gross profit (1)	$146,462	$29,481	$—	$175,943	$182,396	$35,129	$—	$217,525

Operating expenses:
Operating partner commissions	69,678	—	—	69,678	87,116	—	—	87,116
Personnel costs	39,693	14,384	4,726	58,803	42,519	13,222	4,488	60,229
Selling, general and administrative expenses	17,673	6,279	6,111	30,063	16,310	5,780	5,939	28,029
Depreciation and amortization	2,707	2,934	7,789	13,430	3,183	2,407	12,652	18,242
Change in fair value of contingent consideration	—	—	(450)	(450)	—	—	(387)	(387)

Total operating expenses	129,751	23,597	18,176	171,524	149,128	21,409	22,692	193,229

Income (loss) from operations	16,711	5,884	(18,176)	4,419	33,268	13,720	(22,692)	24,296
Other income (expense)	163	153	83	399	564	391	(1,700)	(745)

Income (loss) before income taxes	16,874	6,037	(18,093)	4,818	33,832	14,111	(24,392)	23,551
Income tax expense	—	—	(1,467)	(1,467)	—	—	(5,570)	(5,570)

Net income (loss)	16,874	6,037	(19,560)	3,351	33,832	14,111	(29,962)	17,981
Less: net income attributable to non- controlling interest	(447)	—	—	(447)	(529)	—	—	(529)

Net income (loss) attributable to Radiant Logistics, Inc.	$16,427	$6,037	$(19,560)	$2,904	$33,303	$14,111	$(29,962)	$17,452

	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	47.6%	0.0%	N/A	39.6%	47.8%	0.0%	N/A	40.0%
Personnel costs	27.1%	48.8%	N/A	33.4%	23.3%	37.6%	N/A	27.7%
Selling, general and administrative expenses	12.1%	21.3%	N/A	17.1%	8.9%	16.5%	N/A	12.9%
Depreciation and amortization	1.8%	10.0%	N/A	7.6%	1.7%	6.9%	N/A	8.4%
(1)
Adjusted gross profit is revenues net of cost of transportation and other services.
(2)
Certain amounts in the corporate/eliminations segment have been reclassified from the United States column to conform to the current year presentation.

Operating partner commissions decreased $17.4 million, or 20.0%, to $69.7 million for the nine months ended March 31, 2024. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, and the conversions of strategic operating partners to company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 45 basis points to 39.6% from 40.0% for the nine months ended March 31, 2024 and 2023, respectively, as a result of a lower percentage of gross margin generated from strategic operating partners.

Personnel costs decreased $1.4 million, or 2.4%, to $58.8 million for the nine months ended March 31, 2024 due to lower headcount in certain locations, decreases in sales commissions, partially offset by the increase in headcount from acquisitions of strategic operating partners and a new brokerage location. As a percentage of adjusted gross profit, personnel costs increased 573 basis points to 33.4% from 27.7% for the nine months ended March 31, 2024 and 2023, respectively.

SG&A expenses increased $2.1 million, or 7.3%, to $30.1 million for the nine months ended March 31, 2024. The increase is primarily due to increased software and facilities costs, offset by decreased bad debt expense, lower professional fees due to the restatement in the comparable prior year period, and lower travel expenses. As a percentage of adjusted gross profit, SG&A increased 420 basis points to 17.1% from 12.9% for the nine months ended March 31, 2024 and 2023, respectively.

Depreciation and amortization costs decreased $4.8 million, or 26.4%, to $13.4 million for the nine months ended March 31, 2024. The decrease is attributable to the accelerated amortization of intangible assets in the prior year resulting from the rebranding of certain trade names. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 75 basis points to 7.6% from 8.4% for the nine months ended March 31, 2024 and 2023, respectively.

Our decrease in net income is driven principally by decreased adjusted gross profit, partially offset by decreased operating partner commissions, decreased amortization of intangible assets, and decreases in other income assets and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2024 and 2023 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (3)	Canada	Corporate/ Eliminations (3)	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$16,427	$6,037	$(19,560)	$2,904	$33,303	$14,111	$(29,962)	$17,452

Income tax expense	—	—	1,467	1,467	—	—	5,570	5,570
Depreciation and amortization (1)	3,050	2,934	7,789	13,773	3,526	2,407	12,652	18,585
Net interest expense	—	—	(986)	(986)	—	—	1,931	1,931

EBITDA	19,477	8,971	(11,290)	17,158	36,829	16,518	(9,809)	43,538

Share-based compensation	1,224	235	1,067	2,526	814	163	855	1,832
Change in fair value of contingent consideration	—	—	(450)	(450)	—	—	(387)	(387)
Acquisition related costs	—	—	450	450	—	—	147	147
Cyber security event	—	—	266	266	—	—	12	12
Litigation costs	—	—	1,275	1,275	—	—	751	751
Transition, lease termination, and other costs	76	—	—	76	30	—	—	30
Change in fair value of interest rate swap contracts	—	—	903	903	—	—	(231)	(231)
Restatement costs	—	—	—	—	—	—	1,544	1,544
Foreign currency transaction gain	(97)	(24)	—	(121)	(417)	(385)	—	(802)

Adjusted EBITDA	$20,680	$9,182	$(7,779)	$22,083	$37,256	$16,296	$(7,118)	$46,434
Adjusted EBITDA as a % of adjusted gross profit (2)	14.1%	31.1%	N/A	12.6%	20.4%	46.4%	N/A	21.3%
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

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of March 31, 2024, we have $31.2 million in unrestricted cash on hand to serve as adequate working capital.

Net cash provided by operating activities was $16.0 million and $79.6 million for the nine months ended March 31, 2024 and 2023, respectively. The cash provided by operating activities primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, and payments of contingent consideration. Cash flow from operating activities for the nine months ended March 31, 2024 decreased by $63.6 million, compared with the same period in fiscal year 2023, primarily due to decreased net income, amortization of intangible assets, and net changes in accounts receivable, contract assets, and accounts payable.

Net cash used for investing activities was $8.9 million and $9.3 million for the nine months ended March 31, 2024 and 2023, respectively. Cash paid for acquisitions were $2.0 million and $3.3 million for the nine months ended March 31, 2024 and 2023, respectively. Cash paid for purchases of property, technology, and equipment were $7.2 million and $6.2 million for the nine months ended March 31, 2024 and 2023, respectively. Proceeds from sale of property, technology, and equipment were $0.2 million and less than $0.1 million of the nine months ended March 31, 2024 and 2023.

Net cash used for financing activities was $8.3 million and $45.0 million for the nine months ended March 31, 2024 and 2023, respectively. There were no repayments or borrowings under the Revolving Credit Facility for the nine months ended March 31, 2024, compared to net repayments of the Revolving Credit Facility of $35.0 million for the nine months ended March 31, 2023. Payments of debt issuance costs were $0.1 million and $0.8 million for the nine months ended March 31, 2024 and 2023, respectively. Repayments of notes payable and finance lease liabilities were $3.9 million and $3.7 million for each of the nine months ended March 31, 2024 and 2023, respectively. Payments for repurchases of common stock was $3.1 million and $5.0 million for the nine months ended March 31, 2024 and 2023, respectively. Payments of contingent consideration was $0.3 million for the nine months ended March 31, 2024. Distributions to non-controlling interest were $0.5 million and $0.2 million for the nine months ended March 31, 2024 and 2023, respectively. Proceeds from exercise of stock options were less than $0.1 million and $0.2 million for the nine months ended March 31, 2024 and 2023, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.4 million and $0.5 million for the nine months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, there were no borrowings outstanding on the Revolving Credit Facility.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on April 1, 2024 and accrues interest at a rate of 6.65% per annum. The Company is required to maintain five months interest in a debt service reserve account to be controlled by FPD IV. As of March 31, 2024, $287 was outstanding under this term loan and it was repaid in full subsequent to quarter end.

In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement. The Company’s U.S. and Canadian subsidiaries are guarantors of the obligations thereunder. The loan matures on June 1, 2024 and accrues interest at a fixed rate of 6.65% per annum. The loan repayment consists of monthly blended principal and interest payments. As of March 31, 2024, $370 was outstanding under this term loan.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the nine months ended March 31, 2024 would have changed by approximately $0.06 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2024 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of March 31, 2024 due to the existence of material weaknesses described below.

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

As of March 31, 2024, remediation is ongoing. As such, we concluded the Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacks the level of precision necessary to ensure the completeness and accuracy of revenues. While existing controls have been enhanced, and new controls have been implemented, further testing procedures are needed to verify their effectiveness over multiple periods of operation before the company can conclude the material weakness has been fully remediated. We anticipate fully remediating the material weakness during fiscal year 2024.

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

In response to the material weaknesses, the Company removed certain elevated logical access privileges from user accounts, enhanced existing controls, and implemented new controls to further strengthen our technology environment. For user access rights, software specifically designed to control access of the company’s ERP has been deployed, however further testing procedures are needed to verify their effectiveness over multiple periods of operations. We expect the material weaknesses to be resolved in fiscal year 2024. The Company will need the refined and new controls to operate effectively for a specific period before concluding that the material weaknesses have been resolved.

Changes in Internal Control over Financial Reporting

Except for the remediation activities regarding material weaknesses described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. The Company did not purchase shares of common stock during the three months ended March 31, 2024. As of March 31, 2024, the company may purchase 5,000,000 shares under the repurchase program.

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

X

32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC.

Date: May 9, 2024	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)