Form 10-K
period 2024-06-30
RADIANT LOGISTICS, INC
filed 2024-09-12
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2023 was approximately $237 million.

As of September 3, 2024, 46,699,484 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2024.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from the cybersecurity incident that we reported in March 2024 or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our inability to remediate during fiscal year 2024 a material weakness in our internal controls over financial reporting, and the further risks that may arise should we be unable to remediate that material weakness during fiscal year 2025; and such other factors that may be identified from time to time in our U.S Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned offices. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

In addition to its focus on organic growth, the Company will continue to search for third-party acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to the current platform. As well, the Company seeks to focus on acquisitive growth through the acquisition of certain of its strategic operating partners. As the Company continues to grow and scale its business, it also remains focused on leveraging its back-office infrastructure and technology systems to drive productivity improvement across the organization.

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

Non-asset-based business model

As a non-asset-based logistics provider, we own only a minimal amount of equipment. By not owning the transportation equipment used to transport freight, we are able to minimize our fixed operating costs and leverage our network of locations to offer competitive pricing and flexible solutions to our customers. Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift across various modes of transportation. We believe our low capital intensity model allows us to provide low-cost solutions to our customers, operate our business with strong cash flow characteristics, and retain significant flexibility in responding to changing industries and economic conditions.

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

Diverse customer base

We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers. For the annual period up to the date of this report, no single customer and no strategic operating partner represented more than 10% of our consolidated revenue, thus, reducing concentration risks associated with any particular industry, geographic or customer concentration.

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender and financial settlement process) drives significant efficiency across our network. We also have access to a proprietary global trade management platform that will provide purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery in the U.S. We believe this will allow us to further differentiate ourselves in the marketplace and provide additional support for both current and prospective customers.

Global network of transportation providers

We provide worldwide supply chain services, which include international air and ocean services that complement our domestic service offerings. Our offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time-definite surface transport moves. Our non-asset-based business model allows us to use commercial passenger and cargo flights, thus enabling us to have thousands of daily flight options to choose from, and pickup and delivery network options that provides us with zip code to zip code coverage throughout North America.

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

Shippers typically manage their supply chains using some combination of asset and non-asset-based service providers. We operate principally as a non-asset-based third-party logistics provider focused on freight forwarding, truck brokerage and intermodal transportation services, along with associated value-added services. According to Statista, the market for third-party logistics services in the United States and Canada is estimated at approximately $319.2 billion annually.

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

Our Growth Strategy

Our objective is to provide customers with comprehensive multi-modal transportation and logistics solutions offered by us through our Radiant®, Airgroup®, Adcom®, DBA™, Service by Air™, Navegate® and Centrade brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset-based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 27 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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
•
Brunswicks Logistics, Inc., adding a Company-owned location near the JFK airport in New York, in 2012;
•
Marvir Logistics, Inc., adding a Company-owned location in Los Angeles, California, from the conversion of a former operating partner since 2006, in 2012;
•
International Freight Systems of Oregon, Inc., adding a Company-owned location in Portland, Oregon, from the conversion of a former operating partner since 2007, in 2012;
•
On Time Express, Inc., adding Company-owned locations in Phoenix, Arizona, Dallas, Texas and Atlanta, Georgia, to provide additional line-haul and time critical logistics capabilities, in 2013;
•
Phoenix Cartage and Air Freight, LLC, adding a Company-owned location in Philadelphia, Pennsylvania, in 2014;
•
Trans-NET, Inc., expanding Company-owned operations in Seattle, Washington, in 2014;
•
Don Cameron and Associates, Inc., adding a Company-owned location in Mendota Heights, Minnesota, in 2014;
•
Wheels Group Inc. (“Radiant Canada”), one of the largest third-party logistics providers in Canada, offering truck brokerage services and intermodal service offering throughout the United States and Canada along with value-added warehouse and distribution service offerings in support of U.S. shippers looking to access the Canadian markets, in 2015;

•
Highways and Skyways, Inc., adding a Company-owned location near the Cincinnati airport from the conversion of a former operating partner in 2015;
•
Service by Air, Inc. (“SBA”), adding Company-owned locations and strategic operating partner locations across North America, in 2015;
•
Copper Logistics, Incorporated, expanding Company-owned operations in Mendota Heights, Minnesota, in 2015;
•
Lomas Logistics (“Lomas”), a division of L.V. Lomas Limited, a Canada based third-party logistics and distribution services provider operating in Ontario and British Columbia, in 2017;
•
Dedicated Logistics Technologies, Inc., expanding existing Company-owned operations in Newark, New Jersey and Los Angeles, California, from the conversion of a former operating partner, in 2017;
•
Sandifer-Valley Transportation and Logistics, Ltd., adding a Company-owned location in Keller, Texas, in 2017;
•
Friedway Enterprises, Inc. and CIC2, Inc., adding Company-owned locations in Alexandria, Virginia and Pittsburgh, Pennsylvania, from the conversion of former operating partners, in 2020;
•
Navegate, Inc. and its subsidiaries (“Navegate”), adding Company-owned operations in Mendota Heights, Minnesota and Shanghai, China, providing international technology-enabled supply chain management and third-party transportation and logistics services including its technology platform, in 2021;
•
Cascade Enterprises of Minnesota, Inc., expanding Company-owned operations in Mendota Heights, Minnesota, from the conversion of a former operating partner since 2007, in 2022;
•
Daleray Corporation, adding a Company-owned location in Fort Lauderdale, Florida, from the conversion of a former operating partner since 2014, in 2023;
•
Select Logistics, Inc. and Select Cartage Inc., adding a Company-owned location in Miami, Florida, from the conversion of a former operating partner, in 2024;
•
Viking Worldwide, Inc., a Minnesota based company with operations in both Minneapolis, Minnesota and Houston, Texas, from the conversion of a former operating partner, in 2024;
•
Cascade Transportation, Inc., adding a Company-owned location in Seattle, Washington, in 2024;
•
D.V.A. & Associates, Inc., adding a Company-owned location in Portland, Oregon, in 2024; and
•
Foundation Logistics & Services, LLC, adding a Company-owned location near Houston, Texas, providing specialized logistics services for companies involved in the exploration, drilling, and production of oil and gas, in 2024.

We expect to grow our business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. This includes the acquisition of third-parties, as well as the acquisition of strategic operating partners. We will continue to make enhancements to our back-office infrastructure, transportation management, global trade management and accounting systems to support this growth. Our organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships, while continuing our efforts on the organic build-out of our network of strategic operating partner locations. In addition, we will also be working to drive further productivity improvements enabled through our value-added truck brokerage and customs house brokerage service capabilities.

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

While our acquisition strategy has often focused on the acquisition of third-party businesses operating within the logistics industry, we have frequently purchased the businesses of our strategic operating partners. These acquisitions offer certain other advantages, from risk mitigation (since we are already intimately aware of the financial metrics of our operating partners), to enhancing the growth of our agency network, motivated in part by the unique advantage we offer to our strategic operating partners through a possible exit transaction.

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

As a non-asset-based provider, we generally do not own the transportation equipment used to transport freight. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers and other non-asset-based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We may charter cargo aircraft and/or ocean vessels from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge to our customers for the services provided to them, and what we pay to the transportation providers to transport freight.

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

Information Services

The continued enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partners to a common set of customer-facing and back-office applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments as well as enhanced reporting and visibility tools has become increasingly important and that our efforts in this area will result in competitive service advantages. We are also able to offer customers purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery here in the U.S through our proprietary global trade management platform which we believe this will allow us to further differentiate ourselves in the marketplace. In addition, we believe that centralizing our operations into a single transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

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

The global transportation and logistics services industry is intensively competitive and is expected to remain so for the foreseeable future. We compete against asset-based and other non-asset-based third-party logistics companies, consultants, information technology vendors and shippers’ transportation departments. This competition is based primarily on rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. Certain of our competitors have substantially greater financial resources than we do. However, we believe the incremental service offerings enabled through our acquisition strategy will serve as a catalyst for margin expansion in our existing business and a competitive differentiator in the marketplace to help us secure new customers and attract additional strategic operating partners to our network.

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

The Federal Maritime Commission (“FMC”) regulates and licenses ocean forwarding operations. Non-vessel operating common carriers are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

United States customs brokerage operations are subject to the licensing requirements of the Bureau of Customs and Border Protection of the Department of Homeland Security. Likewise, any customs brokerage operations must also be licensed in and subject to the regulations of countries into which freight is imported.

Environmental, Social, and Governance Initiatives

We seek to maintain best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We are continuing to enhance our Environmental, Social, and Governance (“ESG”) efforts and accelerate programs to manage our impact on climate change and reduce Greenhouse Gas (“GHG”) emissions. We also recognize our responsibility to act as a force for good in our communities and deliver value across our broad set of stakeholders.

The Board of Directors has oversight of ESG-related matters, including sustainability risks and opportunities. Our ESG Steering Committee leads the execution of our strategy through an ESG Task Force comprised of a cross-functional team representing our operations, products, and services. In 2022, we completed our first materiality assessment to identify relevant ESG issues impacting our business and stakeholders; this assessment guided the implementation of our strategic plan. Over the past year, our ESG Steering Committee led the successful completion of our inaugural sustainability report communicating progress on these material topics. Our ESG Task Force will further seek opportunities to educate our organization on standards and best practices in the logistics industry, as well as chart our future success in environmental, social and governance related endeavors. Our goal is to create value across our full set of stakeholders and deliver long-term returns to shareholders.

In our 2023 Annual Report, we identified climate change as a financially-material topic and highlighted investments in external climate experts to map and measure our GHG emissions. Our 2024 Sustainability Report includes the results of this initiative and provides a baseline for our future Scope 1 and Scope 2 climate targets. As a non-asset-based provider of global transportation and logistics solutions, the majority of our climate impact is in our value chain including asset-based carriers utilized to transport goods for our customers. We are actively focused on measuring Scope 1 and Scope 2 emissions and improving our overall understanding of climate risks and opportunities. Our ongoing strategic initiatives include (1) reporting an annual GHG emissions inventory including those within our value chain, (2) establishing GHG reduction targets aligned with industry standards, and (3) engaging with our suppliers, customers, and partners. Additionally, we will align our annual performance disclosure in accordance with the International Financial Reporting Standards’ (“IFRS”) International Sustainability Standards Board (“ISSB”) and the IFRS industry-based disclosure requirements for the Air Freight and Logistics sector.

We are committed to being a socially responsible employer, foster an environment of Diversity, Equity, and Inclusion (“DEI”), and to be a good corporate citizen. In 2023 we launched a long-term partnership with the American Heart Association, and have continued to seek partnerships with other local organizations.

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

Our Associates

As of June 30, 2024, we have 931 employees, of which 909 are full time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA, and Service by Air brands. For the fiscal years ended June 30, 2024 and 2023, approximately 50% and 48% of our consolidated adjusted gross profit (this is a non-GAAP measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of stated term, in most situations the agreements can be terminated by the strategic operating partner with prior notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 10% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2024, approximately $1.2 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for credit losses when it is probable the amounts owed will not be collected.

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

Our business relies upon our ability to develop, implement, maintain, upgrade, enhance, protect and integrate information technology systems.

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

Further, we must maintain and enhance the reliability and speed of our information technology systems to remain competitive and effectively handle higher volumes of freight through our network and the various service modes we offer. If our information technology systems are unable to manage additional volume for our operations as our business grows, or if such systems are not suited to manage the various service modes we offer or businesses we acquire, our service levels and operating efficiency could decline. We expect customers and strategic operating partners to continue to demand more sophisticated, fully integrated information systems from their supply chain services providers. If we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems or if we fail to upgrade our systems to meet our customers’ and strategic operating partners’ demands, our business and results of operations could be seriously harmed. This could result in a loss of customers or a decline in the volume of freight we receive from customers.

In addition, acquired companies will need to be integrated with our information technology systems, which may cause additional training or licensing cost, along with potential delays and disruption. In such event, our revenue, financial results and ability to operate profitably could be negatively impacted. The challenges associated with integration of our acquisitions may increase these risks.

Our business relies upon our ability to develop and maintain information technology systems that can protect against cybersecurity and other similar risks.

We have been and may in the future be subject to cybersecurity attacks and other intentional hacking. For example, as previously disclosed, on December 8, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. On or about March 14, 2024, through our information technology systems monitoring tools, we detected what was determined to be the initial stages of a cybersecurity incident related to our Canadian operations. Even though in both instances, we recovered our systems and returned our operations to full functionality, the incident did result in a modest loss of revenue as well as certain incremental costs. Any failure to design or maintain our information technology systems so that they can prevent, or at least identify and address such cybersecurity risks could result in corruption or loss of our data, service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others for any potential loss of Personal Identifiable Information (“PII Data”), diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. Additionally, the insurance coverage we have in place may not apply to particular loss or it may not be sufficient to cover all liabilities to which we may be subject.

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

Health crises may adversely affect our business.

The extent to which a health pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumers, business, and government spending as well as customers' ability to pay for our services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including receivables and forward-looking guidance.

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and third fiscal quarters are traditionally weaker compared with our second and fourth fiscal quarters. As a result, our quarterly operating results are likely to continue to fluctuate. This trend is dependent on numerous factors, including the markets in which we operate, holiday seasons, climate, economic conditions, inflationary pressure, and numerous other factors. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand, which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control including inflationary pressures and supply chain disruptions. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends, such as inflation and supply chain irregularities during the fiscal year ended June 30, 2024, and consumer demand that can be difficult to predict or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

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

In our freight forwarding operations, we have liability under law to our customers for loss or damage to their goods. We attempt to limit our exposure through release limits, indemnification by the air, ocean, and ground carriers that transport freight, and insurance. Moreover, because a freight forwarder relationship to an airline or ocean carrier is that of a shipper to a carrier, the airline or ocean carrier generally assumes the same responsibility to us as we assume to our customers. When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination, unless due to our own errors and omissions. However, these efforts may prove unsuccessful, and we may be liable for loss and damage to the goods.

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

We currently maintain (i) a USD$200 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as

“Lenders”), pursuant to a Credit Agreement dated as of August 5, 2022. Repayment of the foregoing credit facility is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

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

Our compliance with the financial covenants of our credit facility is particularly important given the materiality of such facility to our day-to-day operations and overall acquisition strategy. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

We may operate with a significant amount of indebtedness, which is secured by substantially all of our assets and subject to variable interest rates and restrictive covenants.

Although we presently have no indebtedness outstanding under our Revolving Credit Facility, or otherwise, we may in the future incur substantial indebtedness, if needed to support our operations, to support our growth strategy, or for whatever other purpose is deemed necessary or appropriate at the time. If incurred, substantial indebtedness could have adverse consequences, such as:

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

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the fiscal years ended June 30, 2024 and 2023, international services accounted for 40% and 41% of our adjusted gross profit, respectively. International services is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. For the fiscal years ended June 30, 2024 and 2023, international services accounted for 40% and 41% of our adjusted gross profit, respectively. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition.

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

We have grown rapidly and face additional challenges of disparate systems and geographically dispersed management. Our internal controls over financial reporting and disclosure may be strained at times due to acquisitions, cyber incidents, and other corporate development activities.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described in Part II Item 9A “Controls and Procedures” of this Annual Report, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of a material weakness in internal control over financial reporting related to our controls with respect to the recording and processing of revenue as currently designed lack the level of precision necessary to ensure the completeness and accuracy of revenue. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We are currently working on the remediation of the material weakness. For a more detailed description of the material weakness and our remediation plan, please see Part II Item 9A “Controls and Procedures” of this Annual Report.

We cannot be certain that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness or that we will be able to prevent future significant deficiencies or material weakness. Any remediation efforts additionally may require us to incur unanticipated costs for various professional fees and services. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations. Material inaccuracies in our financial statements would decrease the reliability of our financial reporting, which could cause investors to lose confidence in the accuracy and completeness of our financial reports and adversely affect our business and reduce our stock price.

The motor carriers we contract with are subject to increasingly restrictive laws protecting the environment, including those relating to climate change, which could directly or indirectly have a material adverse effect on our business.

Future and existing environmental regulatory requirements could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. We are generally not exposed to rising emissions costs through carbon taxes, however, if we were unable to pass such costs along to our customers, our business could be materially and adversely affected. Even without any new legislation or regulation, increased public concern regarding GHG emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.

We may be adversely affected by the physical effects of climate change as well as legal, regulatory, or market responses to climate change concerns.

Risks associated with climate change are subject to increasing regulatory and market focus. Physical risks from climate change may lead to an increase in the frequency, severity, or duration of certain adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, wildfires, droughts, extreme temperatures, or flooding, each of which could cause more significant business interruptions, increased costs, increased liabilities, and decreased revenue than what we have experienced in the past from such events. In addition, increased public and political concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change and GHG emissions such as carbon dioxide, a by-product of burning fossil fuels, which could include the adoption of more stringent environmental laws and regulations, or stricter enforcement of existing laws and regulations. There is also a focus from regulators and our customers on sustainability issues. Effective January 1, 2026, the State of California passed two new laws requiring annual reporting of GHG emissions and biennial climate risk assessments. Additionally, although temporarily stayed by court action, the SEC finalized climate disclosure rules which would be effective for fiscal year 2028. Both rules are the first U.S. climate disclosure mandates providing investors and the public decision-useful information on the companies they use and invest in.

Emerging customer requirements may include more fuel-efficient transportation and renewable energy use, autonomous transportation modes, or increased transparency to carbon emissions in their supply chains. Costs associated with future climate change concerns, environmental laws and regulations, and sustainability requirements could have a material adverse effect on our operations and operating results. As a non-asset-based freight forwarder, we do not face rising investment costs and risks that asset-based carriers will bear to decarbonize their vehicles, aircraft and vessels.

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

Risks related to acquisition financing.

Based upon our existing cash resources and availability under our Revolving Credit Facility, we have a finite amount of financial resources available to us, and our ability to make additional acquisitions without securing additional financing from outside sources is limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We may obtain such financing through a combination of traditional debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financing. The terms of our credit facility may require that we obtain the consent of our lenders prior to securing additional debt financing. There could be circumstances in which our ability to obtain additional debt financing could be constrained if we are unable to secure such consent.

Our credit facility places certain limits on the acquisitions we may make.

Under the terms of our credit facility, we may be required to obtain the consent of each of our lenders prior to making any additional acquisitions.

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) no default shall have occurred or would result from such acquisition, (ii) the property acquired is used or useful in the same or a similar line of business, (iii) in the case of an acquisition of the equity interests, the board of directors of the target business shall have duly approved such Acquisition, (iv) we shall be in compliance with the financial covenants after giving effect to such acquisition and the consolidated leverage ratio shall be less than 3.25 to 1.00 for acquisitions valued above $25 million and 2.75 to 1.00 for any other acquisitions, (v) the representations and warranties made by us in each loan document shall be true and correct, (vi) if such transaction involves the purchase of an interest in a partnership between us as a general partner and entities unaffiliated with the borrower as the other partners, such transaction shall be effected by having such equity interest acquired by a corporate holding company directly or indirectly wholly-owned by the Company newly formed for the sole purpose of effecting such transaction, and (vii) immediately after giving effect to such acquisition, there shall be at least $25 million of availability under the Revolving Credit Facility.

In the event we are not able to satisfy the conditions of our credit facility in connection with a proposed acquisition, we must either forego the acquisition, obtain the consent of the lenders, or retire the credit facility. This may prevent us from completing acquisitions that we determine are desirable from a business perspective and limit or slow our ability to achieve the critical mass we need to achieve our strategic objectives.

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

Subject to the restrictions contained under our current credit facility, we may be required to incur a significant amount of indebtedness in order to complete future acquisitions. If we are not able to generate sufficient cash flow from the operations of acquired businesses to make scheduled payments of principal and interest on the indebtedness, then we will be required to use our capital for such payments. This will restrict our ability to make additional acquisitions. We may also be forced to sell an acquired business in order to satisfy indebtedness. We cannot be certain that we will be able to operate profitably once we incur this indebtedness or that we will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired businesses to repay the indebtedness incurred to make these acquisitions.

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

In certain acquisitions, we may recognize non-cash gains or losses on changes in fair value of contingent consideration. We include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to set-off certain levels of the future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in fair value of contingent consideration. In the alternative, to the extent an acquired operation outperforms anticipated earnings levels, we will recognize a non-cash expense on the change in fair value of contingent consideration. These non-cash gains and expenses may have a material impact on our financial results, and the impact could be opposite to the underlying results of the acquired operation.

Not every acquisition is structured utilizing contingent consideration. If an acquisition is structured without contingent consideration, we would be unable to reduce the purchase price if it underperforms relative to anticipated earnings levels.

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
•
our ability to remediate our material weakness in internal controls over financial reporting; and
•
sales of our common stock by us or members of our management team.

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

Under applicable SEC rules, our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2024. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 3, 2024, we had 46,699,484 outstanding shares of common stock. As of September 3, 2024, we may in the future issue up to 2,232,786 additional shares of our common stock upon exercise of outstanding stock options and vesting of restricted stock units.

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

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our board of directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends on our common stock is further limited by the terms of our credit facility. Accordingly, investors seeking dividend income should not purchase our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

On June 4, 2024, we received a comment letter from the staff of the SEC’s Division of Corporation Finance with respect to our Current Report on Form 8-K filed on March 20, 2024, to advise them as to why we determined to file under Item 1.05 of Form 8-K given the Company’s statement in the Form 8-K that, as of the date of the filing, the incident did not have a material impact on the Company’s overall operations and the Company had not yet determined the incident is reasonably likely to materially impact the Company’s financial condition or results of operations. We filed a response to the SEC’s comment letter on June 18, 2024, in which we indicated that the Form 8-K was filed out of an abundance of caution based on, among others, the fluidity of a materiality determination while investigation of the cybersecurity incident was ongoing, and review of similar disclosures from other issuers under Item 1.05 of Form 8-K. We are awaiting the SEC's response to our response letter.

As of the date of the filing of this Annual Report on Form 10-K, we have not received confirmation from the staff of the Division of Corporation Finance of the SEC that its review process relating to the comment letter has been completed. If we receive additional comments from the staff, we intend to resolve such additional comments promptly.

ITEM 1C. CYBERSECURITY

Background

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as information about our employees, contractors, vendors, suppliers, partners and customers. We understand the increasing reliance of our customers, suppliers, and partners on our digital platforms. Our goal is to strengthen our digital infrastructure, ensuring the highest levels of customer service while effectively managing risks and adhering to global compliance standards. We have processes in place for assessing, identifying, and managing material risks from cybersecurity threats, and we continually monitor our overall security to assess performance and identify areas for improvement.

Risk Management and Strategy

Our processes for assessing, identifying, and managing cybersecurity threats have been integrated into our overall risk management processes. Our cybersecurity and risk management program is structured around strategy, execution, management, oversight, and user training, with ongoing evaluations to ensure its effectiveness.

Identifying and assessing cybersecurity risks and threats are integral components of our broader enterprise risk management strategy. Our information technology leadership, with input from senior management, is responsible for defining our cybersecurity strategy, setting priorities, and driving the execution of our cybersecurity initiatives. We maintain a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of our information systems, including the information residing on our systems. We utilize the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) to guide our efforts, aligning with industry standards.

We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, or reputation. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers. Risk mitigation strategies are developed and implemented based on the specific nature of each cybersecurity risk. Our cybersecurity and risk management program is developed based on:

•
Continuous Development: Ongoing refinement of our risk management processes.
•
Partners and Tools: Leveraging global access control and activity monitoring solutions.
•
Education and Training: Implementing company-wide policies and proactive user training.
•
Continuous Monitoring: Regular surveillance of our environment.
•
Access Management: Ensuring only authorized users have access to our network.

24x7 Endpoint Monitoring by NOSC

As part of our commitment to safeguarding our network, we operate a Network Operations and Security Center (“NOSC”) that provides 24x7 monitoring of all endpoints across our network. This continuous surveillance allows us to detect and respond to potential threats in real time, helping our systems remain secure and operational. The NOSC is a critical component of our cybersecurity infrastructure, enabling proactive risk management and the ongoing protection of our digital assets.

Use of Consultants and Advisors

In addition to our in-house capabilities, we engage various third-party cybersecurity service providers to assess and enhance our cybersecurity practices and assist with protection and monitoring of our systems and information. We partner with a third-party provider specializing in endpoint security and monitoring. This partnership enhances our overall security posture by providing advanced incident response capabilities. This collaboration ensures that any potential threats are quickly identified and managed, adding an extra layer of security to our existing infrastructure.

The execution and measurement of our cybersecurity program are managed by our Information Technology department. This program is integrated into our broader governance and internal controls framework. We regularly engage with third-party consultants, auditors, and specialists to enhance our program, employing advanced cybersecurity technologies and services to prevent, detect, respond to, and recover from cyber threats and incidents. Additionally, our third-party security partner actively monitors and mitigates risks from external sources as part of our overall cybersecurity strategy.

We have processes to evaluate third-party service providers and vendors that have access to sensitive systems and customer data, which may include due diligence procedures such as assessments of that service provider’s cybersecurity posture or a recommendation of specific mitigation controls. Following an assessment, we determine and prioritize service provider risk based on potential threat impact and likelihood, and such risk determinations drive the level of due diligence and ongoing compliance monitoring required for each service provider.

Role of Management

Management has implemented risk management structures, policies and procedures, and is responsible for the day-to-day cybersecurity risk management. Our Information Technology department that is led by our Chief Technology Officer is responsible for the day-to-day assessment and management of cybersecurity risks. Our Chief Technology Officer has led our IT department since 2013 and has over thirty years of experience developing and implementing technology and supply chain services. We have implemented a number of processes which allow the management team to be informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. These processes include, among other things, system alerts of potential malicious cyber activity, access to real-time dashboards that monitor and assess our systems, status reports provided on a daily, weekly and monthly basis, and regular ongoing communications with service providers regarding potential new attack vectors and vulnerabilities. Our Chief Technology Officer and his team shares such information with our management team and reports information about such risks to our Audit and Executive Oversight Committee (“AEOC”).

Board Oversight

The Board of Directors, both directly and through the delegation of responsibilities to the AEOC has risk management oversight, which includes the proper functioning of our cybersecurity risk management program. In particular, the AEOC assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data.

The AEOC, which is comprised entirely of independent directors, is responsible for periodically reviewing and assessing with management (i) the adequacy of controls and security for our information technology systems, processes and data, and (ii) our contingency plans in the event of a breakdown or security breach affecting our information technology systems, it being understood that it is not possible to eliminate all such risks and that we will necessarily face a variety of risks with respect to information technology in the conduct of our business. The AEOC is additionally responsible for reviewing the cybersecurity disclosures required to be included in our filings with the SEC.

The AEOC regularly discusses with management, including our Chief Technology Officer, our enterprise risk management process, including our cybersecurity exposures, the steps management has taken to monitor and control such exposures and guidelines and policies to govern our risk assessment and risk management processes. The AEOC periodically reports to the Board regarding significant matters identified with respect to the foregoing, including, among others, our risk assessment and risk management approach to cybersecurity.

We believe each of the members of the AEOC has relevant work experience related to information security or cybersecurity to allow for the effective oversight of cybersecurity risks. In particular, Richard Palmieri has held numerous roles where he provided oversight of technology functions, Kristin Toth has significant experience managing e-commerce platforms and businesses, and Michael Gould has held senior roles in the technology consulting businesses at Oracle and Hewlett-Packard Company.

Risks from Material Cybersecurity Threats

Although we have taken steps to prevent and mitigate data security threats, there can be no assurance that our protective measures and those of our third-party service providers will prevent or detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition.

We have experienced two separate cyber events. First, in December 2021, we experienced a targeted cyber-attack, leading to a global shutdown of our connectivity, operational, and accounting systems to protect our infrastructure. Although our operations systems were eventually restored, this event caused significant disruption to our operations for approximately two weeks, temporarily impacting our ability to manage freight shipments, customs brokerage functions, and distribution activities. Next, in March 2024, our Canadian subsidiary experienced a targeted cybersecurity breach. This attack was identified by our end point protection software and our third-party monitoring partner. As per our response process, we initiated a shutdown of our Canadian infrastructure and engaged our incident response team. The operations systems were restored and approved to return to service within one week. While we continue to learn from these incidents, we do not anticipate further material adverse impacts from them on our business. Following the attacks, we enhanced our security program with additional tools and strengthened measures for improved system and network monitoring.

As of the date of this filing, we have not identified any cybersecurity threats that are reasonably anticipated to have a material effect on our business strategy, results of operations or financial condition. Maintaining a robust information security system is an ongoing priority for us and we plan to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both internally and through our engagement of third-party service providers.

ITEM 2. PROPERTIES

Our principal executive offices are located in Renton, Washington. Our network is comprised of over 100 operating locations, including the following Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Louisville, Kentucky	●	Portland, Oregon
●	Carson, California	●	Taylor, Michigan	●	Folcroft, Pennsylvania
●	Fort Lauderdale, Florida	●	Mendota Heights, Minnesota	●	Middletown, Pennsylvania
●	Miami, Florida	●	Burnsville, Minnesota	●	Pittsburgh, Pennsylvania
●	Addison, Illinois	●	Kansas City, Missouri	●	Edinburg, Texas
●	Woodridge, Illinois	●	Edison, New Jersey	●	Houston, Texas
●	Overland Park, Kansas	●	Jamaica, New York	●	Laredo, Texas
●	Hebron, Kentucky	●	Woodbury, New York	●	Alexandria, Virginia

Canada:

●	Calgary, Alberta	●	Bolton, Ontario	●	Mississauga, Ontario
●	Annacis Island, British Columbia	●	Brampton, Ontario	●	Toronto, Ontario
●	Delta, British Columbia	●	Laval, Québec

Other international locations:

●	Shanghai, China	●	Cebu City, Philippines	●	Mexico City, Mexico

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

Holders

As of September 3, 2024, the number of stockholders of record of our common stock was 67. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. In addition, we and our subsidiaries are subject to certain restrictions on declaring dividends under our existing credit facility. We currently do not anticipate declaring or paying any cash dividends in the foreseeable future on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors, subject to applicable laws and contractual restrictions, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. Under this repurchase program, the Company purchased the following shares of common stock during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1 − 30, 2024	—	—	—	5,000,000
May 1 − 31, 2024	128,539	$5.21	128,539	4,871,461
June 1 − 30, 2024	65,509	5.30	65,509	4,805,952

Total	194,048	$5.24	194,048	4,805,952

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index, which is a SIC code 4731 line-of-business index, for the last five fiscal years. S&P Dow Jones Indices LLC prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the Russell 2000 Index, and the line-of-business index on June 30, 2019. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

	Investment value as of June 30,
	2019	2020	2021	2022	2023	2024
Radiant Logistics, Inc.	$100	$64	$113	$121	$109	$93
Dow Jones Transportation Average Index	100	88	142	126	148	147
Russell 2000 Index	100	92	147	109	121	131

$190
$170
$150
$130
$110
$90
$70
$50
2019
2020
2021
2022
2023
2024
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

Overview

We operate as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned offices. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, including inflation, geopolitical tensions and changes in consumer behavior could have a negative impact on our business and financial results.

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

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean, and rail services. Our adjusted gross profit, a non-GAAP financial measure, is gross revenue less the direct cost of transportation and other services (excluding depreciation and amortization, which are reported separately), and is the primary indicator of our ability to source, add value, and resell services provided by third-parties, and is considered by management to be a key performance measure. Adjusted gross profit percentage is adjusted gross profit as a percent of our total revenue. In addition, management believes measuring its operating costs as a function of adjusted gross profit provides a useful metric, as our ability to control costs as a function of adjusted gross profit directly impacts operating results. We believe that these provide investors with meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude share-based compensation expense, changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, cybersecurity incident related costs, changes in fair value of interest rate swap contracts, restatement costs, transition and lease termination costs, foreign currency transaction gains and losses, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

As a non-asset-based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our transportation revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. We recognize revenue and the corresponding related costs in a manner that depicts the transfer of promised goods or services to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Our performance obligation is satisfied over time and recognized upon the transfer of control of the services over the requisite transit period as customers’ goods move from point of origin to point of destination. We determine the period to recognize revenue and the corresponding related costs based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require us to estimate revenue, in which case the average revenue per shipment, per mode of transportation is used. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. Macroeconomic conditions impacting the supply chain such as port delays, the labor force, as well as inflationary pressures can impact the actual results compared to our estimates. Revenue from CHB services is recognized upon completion of the service.

We perform an annual impairment test for goodwill as of April 1 of each year or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. We first have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, or to bypass the qualitative assessment and perform a quantitative assessment. As of April 1, 2024, we elected to bypass the qualitative assessment and perform a quantitative assessment where we determined the fair value of each reporting unit and compared the fair value to the reporting unit’s carrying amount.

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

Results of Operations

Fiscal year ended June 30, 2024, compared to fiscal year ended June 30, 2023

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024				Year Ended June 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$670,169	$83,320	$(241)	$753,248	$923,039	$110,225	$(385)	$1,032,879
Value-added services	13,786	35,436	—	49,222	14,458	38,149	—	52,607
	683,955	118,756	(241)	802,470	937,497	148,374	(385)	1,085,486
Cost of transportation and other services
Transportation	481,492	63,090	(241)	544,341	692,578	86,471	(385)	778,664
Value-added services	5,924	15,682	—	21,606	5,545	17,437	—	22,982
	487,416	78,772	(241)	565,947	698,123	103,908	(385)	801,646
Adjusted gross profit (1)
Transportation	188,677	20,230	—	208,907	230,461	23,754	—	254,215
Value-added services	7,862	19,754	—	27,616	8,913	20,712	—	29,625
	$196,539	$39,984	$—	$236,523	$239,374	$44,466	$—	$283,840
Adjusted gross profit percentage
Transportation	28.2%	24.3%	N/A	27.7%	25.0%	21.6%	N/A	24.6%
Value-added services	57.0%	55.7%	N/A	56.1%	61.6%	54.3%	N/A	56.3%
(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $753.2 million and $1,032.9 million for the fiscal years ended June 30, 2024 and 2023, respectively. The decrease of $279.7 million, or 27.1%, is primarily attributable to a significant decrease in international and ocean rates, lower volumes for all transportation modes, and an overall decrease in charter business as compared to the comparable prior year period. Adjusted transportation gross profit was $208.9 million and $254.2 million for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted transportation gross profit percentage increased from 24.6% to 27.7%, primarily due to a higher mix of domestic shipments, which have higher gross profit margin characteristics than ocean and charter shipments.

Value-added services revenue was $49.2 million and $52.6 million for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted value-added services gross profit was $27.6 million and $29.6 million for the fiscal years ended June 30, 2024 and 2023, respectively. Adjusted value-added services gross profit percentage was relatively flat, decreasing slightly from 56.3% to 56.1%.

The following table provides a reconciliation for the fiscal years ended June 30, 2024 and 2023 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Year Ended June 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2024	2023
Revenues	$802,470	$1,085,486
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(565,947)	(801,646)
Depreciation and amortization	(13,055)	(13,621)
GAAP gross profit	$223,468	$270,219
Depreciation and amortization	13,055	13,621
Adjusted gross profit	$236,523	$283,840

GAAP gross profit percentage	27.8%	24.9%
Adjusted gross profit percentage	29.5%	26.1%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024				Year Ended June 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$196,539	$39,984	$—	$236,523	$239,374	$44,466	$—	$283,840

Operating expenses:
Operating partner commissions	92,668	—	—	92,668	115,605	—	—	115,605
Personnel costs	52,957	19,270	5,985	78,212	55,624	17,953	5,935	79,512
Selling, general and administrative expenses	23,526	8,222	6,952	38,700	22,553	8,474	7,521	38,548
Depreciation and amortization	3,670	3,948	10,477	18,095	4,072	3,335	15,293	22,700
Change in fair value of contingent consideration	—	—	(450)	(450)	—	—	(646)	(646)

Total operating expenses	172,821	31,440	22,964	227,225	197,854	29,762	28,103	255,719

Income (loss) from operations	23,718	8,544	(22,964)	9,298	41,520	14,704	(28,103)	28,121
Other income (expense)	148	194	80	422	599	332	(1,506)	(575)

Income (loss) before income taxes	23,866	8,738	(22,884)	9,720	42,119	15,036	(29,609)	27,546
Income tax expense	—	—	(1,523)	(1,523)	—	—	(6,305)	(6,305)

Net income (loss)	23,866	8,738	(24,407)	8,197	42,119	15,036	(35,914)	21,241
Less: net income attributable to non- controlling interest	(512)	—	—	(512)	(646)	—	—	(646)

Net income (loss) attributable to Radiant Logistics, Inc.	$23,354	$8,738	$(24,407)	$7,685	$41,473	$15,036	$(35,914)	$20,595

	Year Ended June 30, 2024				Year Ended June 30, 2023
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	47.1%	0.0%	N/A	39.2%	48.3%	0.0%	N/A	40.7%
Personnel costs	26.9%	48.2%	N/A	33.1%	23.2%	40.4%	N/A	28.0%
Selling, general and administrative expenses	12.0%	20.6%	N/A	16.4%	9.4%	19.1%	N/A	13.6%
Depreciation and amortization	1.9%	9.9%	N/A	7.7%	1.7%	7.5%	N/A	8.0%

(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $22.9 million, or 19.8%, to $92.7 million for the fiscal year ended June 30, 2024. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, lower freight volumes, and the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 155 basis points to 39.2% from 40.7% for the fiscal years ended June 30, 2024 and 2023, as a result of a lower percentage of gross margin generated from strategic operating partners.

Personnel costs decreased $1.3 million, or 1.6%, to $78.2 million for the fiscal year ended June 30, 2024. The decrease is primarily due to lower headcount in certain locations, decreases in sales commissions and bonuses, partially offset by the increase in headcount from acquisitions of strategic operating partners and a new brokerage location. As a percentage of adjusted gross profit, personnel costs increased 505 basis points to 33.1% from 28.0% for the fiscal years ended June 30, 2024 and 2023, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.2 million, or 0.4%, to $38.7 million for the fiscal year ended June 30, 2024. As a percentage of adjusted gross profit, SG&A increased 278 basis points to 16.4% from 13.6% for the fiscal years ended June 30, 2024 and 2023, respectively.

Depreciation and amortization costs decreased $4.6 million, or 20.3%, to $18.1 million for the fiscal year ended June 30, 2024. The decrease is attributable to the accelerated amortization of intangible assets in the comparable prior year period resulting from the rebranding of certain trade names. As a percentage of adjusted gross profit, depreciation and amortization decreased 35 basis points to 7.7% from 8.0% for the fiscal years ended June 30, 2024 and 2023, respectively.

Change in fair value of contingent consideration was a gain of $0.5 million for the fiscal year ended June 30, 2024, compared to a gain of $0.6 million for the fiscal year ended June 30, 2023. The change in each fiscal year is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Net other income (expense) increased $1.0 million, or 173.4%, from an expense of $0.6 million for the fiscal year ended June 30, 2023 to income of $0.4 million for the fiscal year ended June 30, 2024.

Our change in net income is driven by decreased adjusted gross profit, increased operating expenses, and decreased income taxes compared to the prior fiscal year.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions as well as gains or losses from changes in fair value of contingent consideration that are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2024 and 2023 of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Year Ended June 30, 2024				Year Ended June 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$23,354	$8,738	$(24,407)	$7,685	$41,473	$15,036	$(35,914)	$20,595

Income tax expense	—	—	1,523	1,523	—	—	6,305	6,305
Depreciation and amortization (1)	4,127	3,948	10,477	18,552	4,529	3,335	15,293	23,157
Net interest expense	—	—	(1,277)	(1,277)	—	—	1,889	1,889

EBITDA	27,481	12,686	(13,684)	26,483	46,002	18,371	(12,427)	51,946

Share-based compensation	1,268	266	1,077	2,611	1,091	224	1,188	2,503
Change in fair value of contingent consideration	—	—	(450)	(450)	—	—	(646)	(646)
Acquisition related costs	—	—	526	526	—	—	185	185
Cybersecurity event	—	—	266	266	—	—	6	6
Litigation costs	—	—	594	594	—	—	1,208	1,208
Transition, lease termination, and other costs	—	76	—	76	30	—	—	30
Change in fair value of interest rate swap contracts	—	—	1,197	1,197	—	—	(383)	(383)
Restatement costs	—	—	—	—	—	—	1,544	1,544
Foreign currency transaction gain	(66)	(77)	—	(143)	(429)	(326)	—	(755)

Adjusted EBITDA	$28,683	$12,951	$(10,474)	$31,160	$46,694	$18,269	$(9,325)	$55,638
Adjusted EBITDA as a % of adjusted gross profit (2)	14.6%	32.4%	N/A	13.2%	19.5%	41.1%	N/A	19.6%

(1)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expense recognized on certain computer software as a service.
(2)
Adjusted gross profit is revenues less the cost of transportation and other services.

Adjusted EBITDA decreased $24.4 million, or 44.0% to $31.2 million for the fiscal year ended June 30, 2024.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2024, we have $24.9 million in unrestricted cash and cash equivalents on hand to serve as adequate working capital.

Fiscal year ended June 30, 2024 compared to fiscal year ended June 30, 2023

Net cash provided by operating activities was $17.3 million and $97.9 million for the fiscal years ended June 30, 2024 and 2023, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, accounts payable, income taxes, and accrued expenses and other liabilities.

Net cash used for investing activities was $15.2 million and $10.7 million for the fiscal years ended June 30, 2024 and 2023, respectively. Cash paid for acquisitions were $6.8 million and $3.3 million for the fiscal years ended June 30, 2024 and 2023, respectively. Cash paid for purchases of property, technology, and equipment were $8.6 million and $7.6 million for the fiscal years ended June 30, 2024 and 2023, respectively.

Net cash used for financing activities was $10.2 million and $80.2 million for the fiscal years ended June 30, 2024 and 2023, respectively. Net repayments of the Revolving Credit Facility were $62.5 million for the fiscal year ended June 30, 2023. Payments of debt issuance costs were $0.1 million and $0.9 million for the fiscal year ended June 30, 2024 and 2023, respectively. Repayments of notes payable and finance lease liabilities were $4.8 million and $5.0 million for the fiscal years ended June 30, 2024 and 2023, respectively. Repurchases of common stock were $4.1 million and $11.1 million for the fiscal years ended June 30, 2024 and 2023, respectively. Payments of contingent consideration as a financing activity was $0.3 million for the fiscal year ended June 30, 2024. Distributions to non-controlling interest were $0.6 million for each of the fiscal years ended June 30, 2024 and 2023. Proceeds from exercises of stock options were less than $0.1 million and $0.3 million for the fiscal years ended June 30, 2024 and 2023, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.4 million and $0.5 million for the fiscal years ended June 30, 2024 and 2023, respectively.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Acquisitions

We have not made any material acquisitions in the last two fiscal years.

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we have historically continuously developed and enhanced our technology platform to align with current and future business requirements, and we expect to continue to do so in the foreseeable future. During the fiscal year ended June 30, 2024, we capitalized approximately $1.0 million on technology enhancements and software systems in order to increase our operating efficiency and improve technology offerings. We expect to spend between $2.0 million and $3.0 million during the fiscal year ended June 30, 2025 in order to continue enhancing our technology platform, which we expect will include elements focused on customer facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

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

As of June 30, 2024, there were no borrowings outstanding on the Revolving Credit Facility.

Senior Secured Loan

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29 million senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000,000 Credit Facilities Loan Agreement. In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10 million senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000,000 Credit Facilities Loan Agreement. As of June 30, 2024, both term loans have been repaid in full.

For additional information regarding our indebtedness, see Note 8 to our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 to the consolidated financial statements contained in this report.

Climate Change Effects

We recognize the importance of addressing climate-related risks and opportunities to ensure our business is resilient and sustainable for the future. In 2024, we completed a GHG emissions inventory for Scope 1 and Scope 2 sources. Our inventory was prepared in accordance with the GHG Protocol Corporate Accounting and Reporting Standard and aligns with the ISSB for climate-related disclosures. We are actively collecting data to expand our inventory and include upstream and downstream Scope 3 GHG emissions sources. Our comprehensive data set will inform future governance, strategy, risk management, and metrics and targets.

To test the resilience of our strategy, we will develop scenario analysis in alignment with the ISSB to stress test and improve our resiliency. As part of this effort, we actively engage with leaders across the Company to identify and discuss material climate-related risks and opportunities. Climate-related risks identified through this scenario analysis exercise will be incorporated into our Enterprise Risk Management (“ERM”) Framework.

Throughout our risk assessment process, we also evaluate potential climate-related revenue opportunities that we are seeking to capture. These include helping customers manage increased complexity from carbon taxes and emissions reporting requirements; meeting the demand for decarbonized logistics services including intermodal and other eco-friendly transportation and logistics solutions.

We include below our preliminary climate disclosures based on our business model and assessment of materiality. We define materiality based on ISSB standards with a focus on financially-material topics. Our GHG emissions inventory will be available online at www.radiantdelivers.com.

As we continue our ESG journey, we have begun to map and link a range of environmental, social, and governance topics to the relevant voluntary disclosure frameworks, including ISSB (which now includes Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-related Financial Disclosure (“TCFD”). By evaluating our non-asset-based business model against this voluntary framework, we are seeking to best align and progress in the area of climate, while also evaluating avenues for improvement in the areas of social initiatives and governance.

Category Governance:	Disclose the organization’s governance around climate-related risks and opportunities
Describe the Board’s oversight of climate-related risks and opportunities.

Risk management is a strategic priority within the Company and responsibility for managing risk rests with management while the Committees and the Board provide oversight. We are committed to our responsibility to sustainability and climate-related matters and have undertaken to integrate this core value into our corporate governance. As part of this process, the Board of Directors has made ESG risks and opportunities a regular agenda item in quarterly meetings. An independent board member has been responsible for sustainability/ESG and has been spearheading this discussion since 2022.

Describe management’s role in assessing and managing climate-related risks and opportunities.

With the independent board member providing oversight, the ESG Steering Committee has been meeting to establish learning pathways for the organization, data collection processes and metrics, as well as a cadence of risk and opportunity assessment that engages with all leaders of senior management. The ESG Steering Committee is headed by our Vice President of Marketing and Communications, who serves as the management liaison and updates the CEO and Board of Directors on all ESG-related activities.

We have further engaged the expertise of key members within the organization with the development of an ESG Task Force, which meets monthly to ensure our climate-related initiatives continue to align seamlessly with our business strategy and overarching corporate goals.

Category Strategy:	Disclose the actual and potential impacts of climate-related risks and opportunities on the organization’s businesses, strategy and financial planning
Describe the climate-related risks and opportunities the organization has identified over the short, medium, and long term.

We began our initial assessment of climate-related risks and opportunities in 2022 and have continued to evaluate these throughout 2024. This process will continue as we identify and formalize those short, medium, and long-term risks and opportunities, with the understanding that this is a changing model that must account for a dynamic market.

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

We see our core commitment to our customers as a climate-related, emerging opportunity on multiple fronts:

•
Helping customers manage increased complexity from carbon taxes and emissions reporting requirements;
•
Meeting the shifting demand for decarbonized logistics services including intermodal and other eco-friendly transportation and logistics solutions; and
•
Supporting government agencies, NGOs and other partners.

Describe the impact of climate-related risks and opportunities on the organization’s businesses, strategy, and financial planning.

We do not anticipate risks associated with climate change to be material, due to our non-asset- based business model. However, we have flexibility that will enable us to adjust and respond accordingly where and when appropriate.

We also seek to capture increased opportunities by further developing services that simplify the supply chains of our customers, support best practices in terms of partnerships with like-minded organizations, and enhance learning opportunities via climate-conscious industry groups and associations.

Describe the resilience of the organization’s strategy, taking into consideration different climate-related scenarios, including a 2°C or lower scenario.	We are developing our ERM Framework to include the identification, assessment and response to climate-related events. We will be developing scenario analysis to stress test and improve our resiliency.
Category Risk Management:	Disclose the processes used by the organization to identify, assess and manage climate-related risks
Describe the organization’s processes for identifying and assessing climate-related risks.	Climate-related risks are being identified and assessed by our ESG Steering Committee and will be considered with the Company’s ERM Framework.
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

Regarding day-to-day continuity, the ESG Steering Committee will have oversight for data acquisition, measurement and evaluation. The ESG Task Force will begin to monitor and discuss industry developments and change in climate-related areas, to ensure we have the most up to date information and developments at the field level. Finally, and as regards to overall risk in climate-related areas, the ESG Steering Committee will continue to report on at least a quarterly basis to both the CEO and the Board of Directors in these areas.

Category Metrics & Targets:	Disclose the metrics and targets used to assess and manage relevant climate-related risks and opportunities
Describe the organization’s processes for identifying and assessing climate-related risks and disclose Scope 1, Scope 2, and, if appropriate, Scope 3 GHG emissions, and the related risks.

While we are predominately a non-asset-based business, we recognize the impact that offices, warehouses and certain business lines contribute to the overall global carbon footprint (Scope 1 and 2 emissions). Likewise, we believe we have the responsibility to make positive choices in our own service providers who ultimately contribute to our own footprint (Scope 3 emissions). In 2024, we completed the data collection and GHG measurement process for our own Company-owned locations and published results of our GHG emissions inventory. Our future efforts are focused on expanding our analysis and understanding of Scope 3 emissions to ultimately build a complete picture of our GHG emissions, whilst making meaningful reduction targets for our emissions throughout.

In the meantime, we have long been committed to sustainability programs. Many of these are well established across our organization and include:

•
U.S. Environmental Protection Agency SmartWay partnership;

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

We are currently expanding our data collection and measurement to include upstream and downstream activities to provide a comprehensive understanding of our climate-related risks and opportunities. We intend to establish formal climate action targets to measure our performance against aligned with industry best practice and global sustainability goals.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income would have changed by approximately $0.08 million.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Radiant Logistics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

The Company does not have effective internal controls over the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lack the level of precision necessary to ensure the completeness and accuracy of revenues.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended June 30, 2024, and our opinion on such consolidated financial statements was not affected.

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

Period End Revenue Recognition

As of June 30, 2024, the Company’s contract assets and unbilled accounts receivable were $7.6 million and $22.9 million, respectively. As described in Note 2 to the consolidated financial statements, contract assets represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations. Upon completion of the performance obligations, which can vary in duration based upon the mode of transportation, the balance is included in accounts receivable.

The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The Company recognizes revenue for the performance obligation that is satisfied over time upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. Recognizing revenue at period end for customer shipments and their related costs requires management to make significant judgments that affect the amounts and timing of revenue recognized, including the estimation of transit period by mode, average revenue per shipment, per mode of transportation and percentage of completion of shipments in transit. Macroeconomic conditions impacting the supply chain can impact the actual results compared to the Company’s estimates.

We identified the auditing of contract assets and unbilled accounts receivable related to period end revenue recognition as a critical audit matter. Auditing the estimate of the amount of revenue recognized at period end for partially completed and completed shipments involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures. The following are the most relevant procedures we performed to address this critical audit matter

•
Evaluating the Company’s process used in developing the estimate for the amount of revenue recognized at the period end by:
o
Evaluating the methodology used by management.
o
Testing the accuracy and completeness of the data utilized by management.
o
Evaluating the reasonableness of the assumptions used for transit period by mode and average revenue per shipment, per mode of transportation.

o
Testing the mathematical accuracy of management’s calculations.

Goodwill Impairment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $93.0 million as of June 30, 2024. The Company performs an annual impairment test for goodwill as of April 1 of each year, or more frequently if facts or circumstances indicate that the carrying amount may not be recoverable. The Company first has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting is less than the carrying amount, or to bypass the qualitative assessment and perform a quantitative assessment. As of April 1, 2024, the Company elected to bypass the qualitative assessment and perform a quantitative assessment where the Company determined the fair value of each reporting unit and compared the fair value to the reporting unit’s carrying amount. The Company estimates the fair value of each reporting unit based on a combination of an income approach, that utilizes discounted cash flows specific to each reporting unit, and a market approach, that considers guideline public company market multiples.

We identified the goodwill impairment tests performed during the period as a critical audit matter. The determination of the fair value of the Company’s reporting unit requires management to make significant assumptions that are subject to estimation uncertainty. The performance of audit procedures related to management’s estimates for the annual impairment test required extensive audit effort, including the use of personnel with specialized skill and knowledge pertaining to valuation techniques. The key assumptions utilized by management in the determination of the fair value under the income approach include projected future cash flows and discount rates for each of the Company’s reporting units. The key assumptions utilized by management in the determination of the fair value under the market approach include the multiples of current and future earnings based on a selection of guideline public companies.

•
The primary procedures we performed to address this critical audit matter included:
o
Testing the design and operating effectiveness of internal controls.
o
Evaluating the valuation methods used by management to estimate the fair value of each reporting unit.
o
Evaluating the reasonableness of significant assumptions used in determining the projected future cash flows.
o
Testing the accuracy and completeness of the data used by management in the estimate.
o
Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the methodologies used by management to determine the fair value of each reporting unit; (ii) assessing reasonableness of current and future earnings multiples based on a selection of guideline public companies; (iii) evaluating the reasonableness of certain significant assumptions used in the income and market approaches; and (iv) testing the mathematical accuracy of the Company’s calculations.

/s/ Moss Adams LLP

Seattle, Washington

September 12, 2024

We have served as the Company’s auditor since 2021.

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$24,874	$32,456
Accounts receivable, net of allowance of $2,103 and $2,776, respectively	118,016	126,725
Contract assets	7,615	6,180
Income tax receivable	3,133	—
Prepaid expenses and other current assets	10,567	15,211
Total current assets	164,205	180,572

Property, technology, and equipment, net	25,558	25,389

Goodwill	93,043	89,203
Intangible assets, net	34,943	36,641
Operating lease right-of-use assets	49,850	56,773
Deposits and other assets	3,586	5,163
Total other long-term assets	181,422	187,780
Total assets	$371,185	$393,741

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,558	$84,561
Operating partner commissions payable	13,291	18,360
Accrued expenses	8,948	8,739
Income tax payable	—	369
Current portion of notes payable	—	4,107
Current portion of operating lease liabilities	11,629	11,273
Current portion of finance lease liabilities	643	620
Current portion of contingent consideration	455	3,886
Other current liabilities	1,927	258
Total current liabilities	110,451	132,173

Operating lease liabilities, net of current portion	45,026	52,120
Finance lease liabilities, net of current portion	677	1,121
Contingent consideration, net of current portion	4,710	287
Deferred tax liabilities	812	2,944
Total long-term liabilities	51,225	56,472
Total liabilities	161,676	188,645

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,844,249 and 51,603,386 shares issued, and 46,808,943 and 47,294,529 shares outstanding, respectively	33	33
Additional paid-in capital	110,763	108,516
Treasury stock, at cost, 5,035,306 and 4,308,857 shares, respectively	(31,166)	(27,067)
Retained earnings	133,278	125,593
Accumulated other comprehensive loss	(3,546)	(2,205)
Total Radiant Logistics, Inc. stockholders’ equity	209,362	204,870
Non-controlling interest	147	226
Total equity	209,509	205,096
Total liabilities and equity	$371,185	$393,741

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2024	2023
Revenues	$802,470	$1,085,486

Operating expenses:
Cost of transportation and other services	565,947	801,646
Operating partner commissions	92,668	115,605
Personnel costs	78,212	79,512
Selling, general and administrative expenses	38,700	38,548
Depreciation and amortization	18,095	22,700
Change in fair value of contingent consideration	(450)	(646)
Total operating expenses	793,172	1,057,365

Income from operations	9,298	28,121

Other income (expense):
Interest income	2,333	1,384
Interest expense	(1,056)	(3,273)
Foreign currency transaction gain	143	755
Change in fair value of interest rate swap contracts	(1,197)	383
Other	199	176
Total other income (expense)	422	(575)

Income before income taxes	9,720	27,546

Income tax expense	(1,523)	(6,305)

Net income	8,197	21,241
Less: net income attributable to non-controlling interest	(512)	(646)

Net income attributable to Radiant Logistics, Inc.	$7,685	$20,595

Other comprehensive income:
Foreign currency translation loss	(1,341)	(1,409)
Comprehensive income	$6,856	$19,832

Income per share:
Basic	$0.16	$0.43
Diluted	$0.16	$0.42

Weighted average common shares outstanding:
Basic	47,047,754	48,188,663
Diluted	48,822,017	49,551,388

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2022, as restated	48,740,935	$33	$106,146	$(16,004)	$104,998	$(796)	$194,377	$180	$194,557
Repurchase of common stock	(1,784,249)	—	—	(11,063)	—	—	(11,063)	—	(11,063)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	181,495		(471)	—	—	—	(471)	—	(471)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	156,348	—	338	—	—	—	338	—	338
Distribution to non-controlling interest	—	—	—	—	—	—	—	(600)	(600)
Share-based compensation	—	—	2,503	—	—	—	2,503	—	2,503
Net income	—	—	—	—	20,595	—	20,595	646	21,241
Other comprehensive income	—	—	—	—	—	(1,409)	(1,409)	—	(1,409)

Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096
Repurchase of common stock	(726,449)	—	—	(4,099)	—	—	(4,099)	—	(4,099)
Issuance of common stock upon vesting of restricted stock awards, net of taxes withheld and paid	155,848		(363)	—	—	—	(363)	—	(363)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	85,015	—	(1)	—	—	—	(1)	—	(1)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(591)	(591)
Share-based compensation	—	—	2,611	—	—	—	2,611	—	2,611
Net income	—	—	—	—	7,685	—	7,685	512	8,197
Other comprehensive loss	—	—	—	—	—	(1,341)	(1,341)	—	(1,341)
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$8,197	$21,241
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	2,611	2,503
Amortization of intangible assets	10,461	15,290
Depreciation and amortization of property, technology, and equipment	7,634	7,410
Deferred income tax benefit	(2,135)	(3,493)
Amortization of debt issuance costs	484	510
Change in fair value of contingent consideration	(450)	(646)
Change in fair value of interest rate swap contracts	1,197	(383)
Other	(305)	589
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	9,435	97,804
Contract assets	(1,454)	16,122
Income taxes	(3,517)	(3,661)
Prepaid expenses, deposits, and other assets	4,120	2,311
Operating lease right-of-use assets	11,270	10,938
Accounts payable	(10,790)	(53,910)
Operating partner commissions payable	(5,168)	(371)
Accrued expenses and other liabilities	77	(2,732)
Operating lease liabilities	(10,939)	(9,127)
Payments of contingent consideration	(3,473)	(2,500)
Net cash provided by operating activities	17,255	97,895

INVESTING ACTIVITIES:
Payments to acquire businesses	(6,812)	(3,250)
Purchases of property, technology, and equipment	(8,595)	(7,565)
Proceeds from sale of property, technology, and equipment	246	103
Net cash used for investing activities	(15,161)	(10,712)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	67,500
Repayments of revolving credit facility	—	(130,025)
Payments of debt issuance costs	(119)	(904)
Repayments of notes payable and finance lease liabilities	(4,759)	(4,982)
Repurchases of common stock	(4,099)	(11,063)
Payment of contingent consideration	(250)	—
Distributions to non-controlling interest	(591)	(600)
Proceeds from exercise of stock options	7	343
Payments of employee tax withholdings related to restricted stock units and stock options	(371)	(476)
Net cash used for financing activities	(10,182)	(80,207)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(100)	1,019

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,188)	7,995
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	33,062	25,067

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$24,874	$33,062

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$24,874	$32,456
Restricted cash	—	606
Total cash, cash equivalents, and restricted cash	$24,874	$33,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$6,979	$13,637
Interest paid	$506	$2,887

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. The Company services a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned offices. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

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

d) Restricted Cash

Restricted cash represents five months of interest payments on the Company’s senior secured loan held by the lender that are required to be set aside. Restricted cash of $606 is included in deposits and other assets in the consolidated balance sheet as of June 30, 2023. There is no restricted cash as of June 30, 2024 as the senior secured loan has been repaid in full. The Company combines unrestricted and restricted cash for presentation in the consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled as of June 30, 2024 and 2023 were $22,908 and $22,515, respectively.

Through a contractual arrangement, the Company records trade accounts receivable from revenue generated from independently owned strategic operating partners operating under various Company brands. Under these contracts, each strategic operating partner is responsible for some or all of the collection of its customer accounts receivable. To facilitate this arrangement, certain strategic operating partners are required to maintain a deposit with the Company for these receivables. The Company charges the respective strategic operating partner’s deposit account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. If a deficit balance occurs in the strategic operating partners’ deposit account, these amounts are included as accounts receivable in the Company’s condensed consolidated financial statements. For those strategic operating partners not required to maintain a deposit, the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. The Company expects to replenish any deficit balance through the future business operations of these strategic operating partners, or as these amounts are ultimately collected from these customers. However, to the extent any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit amounts, the Company would be at risk of loss for any such amounts. Due to the nature and specific risk characteristics of these accounts, the Company evaluates these accounts separately in determining an allowance for expected credit losses.

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2023	$2,776
Write-offs	(621)
Recoveries	345
Provision for expected credit losses	(368)
Foreign currency translation	(29)

Balance as of June 30, 2024	$2,103

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

g) Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is reviewed for impairment as of April 1 of each year or more frequently if facts or circumstances indicate that its carrying amount may not be recoverable.

The Company has determined that there are two reporting units for the purpose of the goodwill impairment test. An entity first has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or to bypass the qualitative assessment and perform a quantitative assessment. The qualitative assessment evaluates various factors, such as macroeconomic conditions, industry and market conditions, cost factors, recent events, and financial trends that may impact the fair value of the reporting unit. If it is determined that the estimated fair value of the reporting unit is more-likely-than-not less than its carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is required. As of April 1, 2024, the Company elected to bypass the qualitative assessment and perform a quantitative assessment.

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying amount. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and the market approach, which utilizes multiples of current and future earnings based on a selection of guideline public companies. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

As of June 30, 2024 and 2023, management believes no impairment exists.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed upon destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as the ancillary services are not distinct in the context of the contract and therefore combined with the performance obligation for transportation services. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require the Company to estimate revenue, in which case the average revenue per shipment, per mode of transportation is used. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The timing of revenue recognition, billings, cash collections, and allowance for expected credit losses results in billed and unbilled receivables. The Company receives the unconditional right to bill when shipments are delivered to their destination. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contract with its transportation customers have an expected duration of one year or less. The corresponding direct costs of revenue, which primarily includes purchased transportation costs and commissions, have been expensed ratably as the goods are transferred to the customer.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. For the fiscal years ended June 30, 2024 and 2023, the Company’s contributions under the plan were $1,886 and $1,917, respectively.

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

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock awards and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions (“PSUs”) and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. Expense for PSUs is recognized over the service period when it is probable the performance goal will be achieved and based on the most probable outcome of performance conditions as of the reporting date. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in personnel costs in the consolidated statements of comprehensive income.

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

Gains and losses on transactions of monetary items denominated in a foreign currency are recognized within other income (expense) on the consolidated statements of comprehensive income.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal years ended June 30, 2024 and 2023 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the fiscal years ended June 30, 2024 and 2023 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2024 and 2023, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as a reduction of stockholders’ equity at cost (see Note 10). As of June 30, 2024, there have been no reissuances of treasury stock.

s) Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders’ equity from such reclassification.

t) Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (and issued subsequent ASUs on ASC 326), which changes estimates for credit losses related to financial assets measured at amortized cost, including loan receivables, trade receivables and other contracts, such as off-balance sheet credit exposure, specifically, loan commitments and standby letters of credit, financial guarantees, and other similar instruments. The guidance replaced the current incurred loss accounting model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model requires the measurement of the lifetime expected credit losses on financial assets held as of the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard requires a cumulative effect adjustment to retained earnings to the first reporting period in which the guidance is effective. The Company, as a smaller reporting company as of the relevant measuring period, qualified for an extension of the adoption of ASU 2016-13 to July 1, 2023.

The Company adopted ASU 2016-13 on July 1, 2023 for all financial assets measured at amortized cost, consisting primarily of trade accounts receivable, which are short-term and for which the Company has not historically experienced significant credit losses. Based on the immaterial effect of ASU 2016-13 on the financial statements, a cumulative effect adjustment was not considered necessary.

t) Recently Accounting Guidance Not Yet Adopted

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires more disaggregated expense information about a public entity’s reportable segments if the significant segment expenses are regularly provided to the chief operating decision-maker and included in each reported measure of segment profit or loss. Additionally, ASU 2023-07 allows public entities to disclose more than one measure of segment profit or loss used by the chief operating decision-maker. This ASU 2023-07 does not change the definition of a segment, the method of determining segments, or the criteria for aggregating operating segments into reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The ASU should be adopted retrospectively as of the beginning of the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its segment reporting disclosures.

NOTE 3 – REVENUE

For the fiscal year ended June 30, 2024 and 2023, there was no customer whose revenue represented 10% or more of consolidated revenues. A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Year Ended June 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$670,169	$83,320	$(241)	$753,248
Value-added services (1)	13,786	35,436	—	49,222
Total	$683,955	$118,756	$(241)	$802,470

Timing of revenue recognition:
Services transferred over time	$677,862	$118,678	$(241)	$796,299
Services transferred at a point in time	6,093	78	—	6,171
Total	$683,955	$118,756	$(241)	$802,470

	Year Ended June 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$923,039	$110,225	$(385)	$1,032,879
Value-added services (1)	14,458	38,149	—	52,607
Total	$937,497	$148,374	$(385)	$1,085,486

Timing of revenue recognition:
Services transferred over time	$931,235	$148,293	$(385)	$1,079,143
Services transferred at a point in time	6,262	81	—	6,343
Total	$937,497	$148,374	$(385)	$1,085,486

(1)
Value-added services include MM&D, CHB, GTM and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2024	2023
Numerator:
Net income attributable to Radiant Logistics, Inc.	$7,685	$20,595

Denominator:
Weighted average common shares outstanding, basic	47,047,754	48,188,663
Dilutive effect of share-based awards	1,774,263	1,362,725

Weighted average common shares outstanding, diluted	48,822,017	49,551,388

Potentially dilutive common shares excluded	120,000	107,500

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through December 2033.

The Company has a lease commitment that has been executed but not yet commenced. The undiscounted future lease payments total $21,174 and are excluded from the tables below.

The components of lease expense are as follows:

	Year Ended June 30,
(In thousands)	2024	2023
Operating lease cost	$14,357	$13,818

Finance leases:
Amortization of leased assets	575	706
Interest on lease liabilities	67	70

Total finance lease cost	$642	$776

Supplemental cash flow information related to leases are as follows:

	Year Ended June 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$11,096	$12,007
Operating cash flows paid for interest portion of finance leases	67	70
Financing cash flows paid for principal portion of finance leases	612	577

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,277	$27,264
Finance leases	449	523

Supplemental balance sheet information related to leases are as follows:

	June 30,
(In thousands)	2024	2023
Operating leases:
Operating lease right-of-use assets	$49,850	$56,773

Current portion of operating lease liabilities	11,629	11,273
Operating lease liabilities, net of current portion	45,026	52,120

Total operating lease liabilities	$56,655	$63,393

Finance leases:
Property, technology, and equipment, net	$1,236	$1,878

Current portion of finance lease liabilities	643	620
Finance lease liabilities, net of current portion	677	1,121

Total finance lease liabilities	$1,320	$1,741

Weighted average remaining lease term:
Operating leases	5.7 years	6.2 years
Finance leases	3.3 years	3.2 years

Weighted average discount rate:
Operating leases	5.52%	5.29%
Finance leases	5.62%	4.93%

As of June 30, 2024, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2025	$14,383	$699
2026	13,223	342
2027	11,818	116
2028	7,605	102
2029	4,765	91
Thereafter	15,357	111

Total lease payments	67,151	1,461

Less imputed interest	(10,496)	(141)

Total lease liabilities	$56,655	$1,320

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,
(In thousands)	Useful Life	2024	2023
Computer software	3 − 5 years	$28,165	$26,964
Office and warehouse equipment	3 − 15 years	16,275	14,179
Leasehold improvements	(1)	11,170	9,083
Trailers and related equipment	3 − 15 years	6,946	7,015
Computer equipment	3 − 5 years	5,240	4,529
Furniture and fixtures	3 − 15 years	1,836	1,743

Property, technology, and equipment		69,632	63,513
Less: accumulated depreciation and amortization		(44,074)	(38,124)

Property, technology, and equipment, net		$25,558	$25,389
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $7,634 and $7,410 for the fiscal years ended June 30, 2024 and 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2022	$88,199
Acquisition	1,598
Foreign currency translation loss	(594)

Balance as of June 30, 2023	$89,203
Acquisitions	4,481
Foreign currency translation loss	(641)

Balance as of June 30, 2024	$93,043

Intangible Assets

Intangible assets consist of the following:

	June 30, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$125,552	$(95,383)	$30,169
Trade names and trademarks	6.6 years	15,382	(12,857)	2,525
Developed technology	2.4 years	4,091	(2,114)	1,977
Licenses	2.7 years	760	(551)	209
Covenants not to compete	0.6 years	1,433	(1,370)	63

		$147,218	$(112,275)	$34,943

	June 30, 2023
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	7.5 years	$117,645	$(87,175)	$30,470
Trade names and trademarks	7.6 years	15,547	(12,637)	2,910
Developed technology	3.4 years	4,091	(1,295)	2,796
Licenses	3.7 years	785	(490)	295
Covenants not to compete	1.6 years	1,433	(1,263)	170

		$139,501	$(102,860)	$36,641

Amortization expense amounted to $10,461 and $15,290 for the fiscal years ended June 30, 2024 and 2023, respectively. Certain acquired trade names have been rebranded in connection with the Company’s long-term growth strategy for consistency across the business and to better serve its customers. The Company will gradually phase out certain trade names and will predominantly use Radiant to refer to the Company. The rebranding resulted in the reduction of the related useful lives of certain trade names and accelerated amortization expense from June 2022 to December 2022.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2025	$9,015
2026	4,334
2027	3,759
2028	3,139
2029	2,556

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,
(In thousands)	2024	2023
Senior secured loans	$—	$4,204
Unamortized debt issuance costs	—	(97)

Total notes payable	—	4,107
Less: current portion	—	(4,107)

Total notes payable, net of current portion	$—	$—

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

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors on a parity basis with the security interest held by Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP described below. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of June 30, 2024, the one-month SOFR rate was 5.34%.

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

As of June 30, 2024, there were no borrowings outstanding on the Revolving Credit Facility. As of June 30, 2024, the Company was in compliance with its covenants.

Senior Secured Loans

In connection with the Company’s acquisition of Radiant Canada, Radiant Canada obtained a CAD$29,000 senior secured Canadian term loan from Fiera Private Debt Fund IV LP (“FPD IV” formerly, Integrated Private Debt Fund IV LP) pursuant to a CAD$29,000 Credit Facilities Loan Agreement. In connection with the Company’s acquisition of Lomas, Radiant Canada obtained a CAD$10,000 senior secured Canadian term loan from Fiera Private Debt Fund V LP (formerly, Integrated Private Debt Fund V LP) pursuant to a CAD$10,000 Credit Facilities Loan Agreement. As of June 30, 2024, both term loans have been repaid in full.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s consolidated balance sheets at their fair values and consist of interest rate swap contracts as of June 30, 2024 and 2023. On March 20, 2020, and effective April 17, 2020, the Company entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, the Company entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $1,032 and $2,229 recorded in deposits and other assets in the consolidated balance sheets as of June 30, 2024 and 2023, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of June 30, 2024 or 2023.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The programs do not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under these repurchase programs, the Company purchased 726,449 shares of its common stock at an average cost of $5.64 per share for an aggregate cost of $4,099 during the fiscal year ended June 30, 2024. During the fiscal year ended June 30, 2023, the Company purchased 1,784,249 shares of its common stock at an average cost of $6.20 per share for an aggregate cost of $11,063.

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

RLP recorded $853 and $1,077 in net income for the fiscal years ended June 30, 2024 and 2023, respectively. RCP’s distributable share was $512 and $646 for the fiscal years ended June 30, 2024 and 2023, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
(In thousands)	2024	2023
ASSETS
Accounts receivable − Radiant Global Logistics, Inc.	$245	$377
Prepaid expenses and other current assets	—	1

	$245	$378

LIABILITIES AND PARTNERS’ CAPITAL
Accrued expenses	$—	$1
Partners’ capital	245	377

	$245	$378

NOTE 12 – FAIR VALUE MEASUREMENT

The accounting guidance for fair value, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants as of the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(5,165)	$(5,165)
Interest rate swap contracts (derivatives)	1,032	1,032

	Fair Value Measurements as of June 30, 2023
(In thousands)	Level 3	Total
Contingent consideration	$(4,173)	$(4,173)
Interest rate swap contracts (derivatives)	2,229	2,229

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2023	$(4,173)	$2,229
Increase related to acquisitions	(5,165)	—
Contingent consideration paid	3,723	—
Change in fair value	450	(1,197)

Balance as of June 30, 2024	$(5,165)	$1,032

The Company has contingent obligations to transfer cash payments to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over their stated earn-out period. The change in fair value in each period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $11,675, through earn-out periods measured through September 2027.

As discussed in Note 9, derivative instruments are carried at fair value on the consolidated balance sheets. The fair market value of interest rate swaps are determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the fiscal years ended June 30, 2024 and 2023, there were no transfers of financial instruments between Levels.

NOTE 13 – INCOME TAXES

The significant components of income tax expense are as follows:

	Year ended June 30,
(In thousands)	2024	2023
Current:
Federal	$1,265	$3,115
State	341	2,568
Foreign	2,052	4,115
Total current	3,658	9,798

Deferred:
Federal	(1,629)	(2,665)
State	(707)	(689)
Foreign	201	(139)
Total deferred	(2,135)	(3,493)

Income tax expense	$1,523	$6,305

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
(In thousands)	2024	2023
Income tax expense at U.S. statutory rate (21%)	$2,041	$5,785
State income taxes, net of federal benefit	(290)	1,484
Foreign tax rate differential	404	750
Permanent differences	274	63
Share-based compensation	(42)	(111)
GILTI & FDII	(161)	(422)
Minority interest from partnership	(107)	(136)
Amended tax return impact	(377)	—
Return to provision true-ups	(179)	(656)
Other, net	(40)	(452)

Income tax expense	$1,523	$6,305

The Company’s effective tax rate for the year ended June 30, 2024 is lower than the U.S. federal statutory rate primarily due to an amendment of a prior year return resulting in a refund. The Company’s effective tax rate for the fiscal year ended June 30, 2023 was higher than the U.S. federal statutory rate primarily due to state and foreign income taxes.

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2024	2023
Deferred tax assets (liabilities):
Allowance for credit losses	$437	$395
Accruals	1,075	937
Share-based compensation	1,664	1,477
Operating lease liabilities	14,376	16,401
Operating lease ROU asset	(12,685)	(14,806)
Property, technology, and equipment basis differences	(2,368)	(1,977)
Goodwill deductible for tax purposes	(4,419)	(3,345)
Intangible assets	2,010	(618)
Other, net	(902)	(1,408)

Net deferred tax liabilities	$(812)	$(2,944)

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by the IRS are the fiscal years ended through June 30, 2024. Tax years that remain subject to examination by state authorities are the fiscal years ended June 30, 2020 through June 30, 2024. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2018 through June 30, 2024. Occasionally acquired entities have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment. The Company does not have any material uncertain tax positions.

NOTE 14 – SHARE-BASED COMPENSATION

The Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (the “2021 plan”) permits the Company’s Audit and Executive Committee to grant share-based awards to eligible employees, non-employee directors, and consultants of the Company. The 2021 plan became effective immediately upon approval by the Company’s stockholders and will expire on November 16, 2031, unless terminated earlier by the Board. The 2021 plan replaced the 2012 Radiant Logistics, Inc. Stock Option and Performance Award Plan (the “2012 plan”). The remaining shares available for grant under the 2012 plan will roll over into the 2021 plan, and no new awards will be granted under the 2012 plan. The terms of the 2012 plan, as applicable, will continue to govern awards outstanding under the 2012 plan, until exercised, expired, paid or otherwise terminated or canceled. Other than the 2021 plan, there are no other equity compensation plans under which equity awards can be granted. As of June 30, 2024, there are 2,488,448 shares available for grant under the 2021 Plan.

Restricted Stock Units

During the fiscal years ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock units of $2,540 and $2,432, respectively. As of June 30, 2024, the Company had approximately $4,246 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.65 years.

The following table summarizes restricted stock unit activity under the plans:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2023	1,360,796	$6.54
Vested	(217,185)	5.18
Granted	570,826	6.27
Forfeited	(161,310)	6.56

Unvested balance as of June 30, 2024	1,553,127	$6.63

The table above includes a total of 870,252 restricted stock units with performance-based conditions as of June 30, 2024. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. For the fiscal years ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to stock options of $71 and $71, respectively. The aggregate intrinsic value of options exercised was $491 and $533, respectively, for the fiscal years ended June 30, 2024 and 2023. As of June 30, 2024, the Company had approximately $137 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 1.93 years.

The following table summarizes stock option activity under the plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2023	946,514	$4.37	2.40	$2,302
Exercised	(213,421)	3.45	—	491

Outstanding as of June 30, 2024	733,093	$4.63	1.73	$963

Exercisable as of June 30, 2024	693,093	$4.47	1.43	$963

The following table summarizes outstanding and exercisable options by exercise price range as of June 30, 2024:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$3.00 − $3.99	215,504	$3.36	1.38	$502	215,504	$3.36	1.38	$502
$4.00 − $4.99	352,344	4.46	0.62	434	352,344	4.46	0.62	434
$5.00 − $5.99	55,245	5.21	0.84	27	55,245	5.21	0.84	27
$6.00 − $6.99	10,000	6.77	1.07	—	10,000	6.77	1.07	—
$7.00 − $7.99	100,000	7.45	6.93	—	60,000	7.45	6.93	—

	733,093	$4.63	1.73	$963	693,093	$4.47	1.43	$963

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, are not material to its financial position, results of operations and liquidity.

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions, which provide for the selling equity owners to receive additional consideration if specified operating results and financial objectives are achieved in future periods. Earn-out payments are generally due annually on November 1st and 90 days following each anniversary of each respective acquisition.

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)	2025	2026	2027	2028	Total
Earn-out payments:
Cash	$465	$1,830	$2,240	$630	$5,165

Total estimated earn-out payments	$465	$1,830	$2,240	$630	$5,165

Other Contractual Commitments

As of June 30, 2024, the Company has $833 of non-cancelable contractual commitments related to warehouse equipment associated with an operating lease that has not yet commenced. The amounts are expected to be paid within one year.

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

As of and for the Year Ended June 30, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$683,955	$118,756	$(241)	$802,470
Income (loss) from operations	23,718	8,544	(22,964)	9,298
Other income	148	194	80	422
Income (loss) before income taxes	23,866	8,738	(22,884)	9,720
Depreciation and amortization	3,670	3,948	10,477	18,095
Total assets	267,185	104,000	—	371,185
Property, technology, and equipment, net	9,215	16,343	—	25,558
Goodwill	73,304	19,739	—	93,043

As of and for the Year Ended June 30, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$937,497	$148,374	$(385)	$1,085,486
Income (loss) from operations	41,520	14,704	(28,103)	28,121
Other income (expense)	599	332	(1,506)	(575)
Income (loss) before income taxes	42,119	15,036	(29,609)	27,546
Depreciation and amortization	4,072	3,335	15,293	22,700
Total assets	278,301	115,440	—	393,741
Property, technology, and equipment, net	10,104	15,285	—	25,389
Goodwill	68,823	20,380	—	89,203

NOTE 17 − BUSINESS COMBINATIONS

Fiscal Year 2024 Acquisitions

On October 1, 2023, the Company acquired the assets and operations of Daleray Corporation (“Daleray”), a Fort Lauderdale, Florida based, privately held company that has operated under the Company’s Distribution by Air brand since 2014.

Effective February 1, 2024, the Company acquired the stock of Select Logistics, Inc. and Select Cartage Inc. (collectively “Select”), both Miami, Florida based, privately held companies that have operated as part of the Company’s Adcom Worldwide brand since 2007.

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

On June 3, 2024, the Company acquired the operations Cascade Transportation, Inc., a Seattle-based, privately held company that provides a full range of customized time critical domestic and international transportation and logistics services.

On June 3, 2024, the Company acquired the operations of D.V.A & Associates, Inc., a Portland, Oregon based, privately held company that provides a full range of domestic and international transportation and logistics services across North America.

The Company structured each of the transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations. The total consideration for the business combinations was not significant. Goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist of customer related intangible assets and have an estimated useful life of 10 years.

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

Fiscal Year 2023 Acquisition

On October 1, 2022, the Company, through a wholly-owned subsidiary, acquired the assets and operations of Cascade Enterprises of Minnesota, Inc. (“Cascade”) a Minneapolis, Minnesota based privately held company that has operated as a strategic operating partner under the Company’s Airgroup brand since 2007. As part of the post-acquisition integration activities, Cascade has combined with existing Company‑owned operations in Minneapolis and is able to leverage the Company’s Global Trade Management (“GTM”) platform to strengthen the Company’s purchase order and vendor management service offerings. The goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist of customer related intangible assets and have a useful life of 10 years.

NOTE 18 − SUBSEQUENT EVENTS

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 10, the Company purchased 129,360 shares of Common Stock subsequent to June 30, 2024 and through September 3, 2024 for a total cost of $708, inclusive of transaction costs.

Acquisition

Effective September 1, 2024, the Company, through a wholly-owned subsidiary, acquired the stock of Foundation Logistics & Services, LLC (“Foundation”), a Humble, Texas based privately held company that provides a full range of specialized transportation and logistics services for companies involved in the exploration, drilling, and production of oil and gas. Foundation is expected to transition to the Radiant brand in 2025. As consideration for the acquisition, the Company paid $11,781 in cash upon closing, and the sellers are entitled to additional contingent consideration payable in subsequent periods based on future financial performance.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2024 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of June 30, 2024 due to the existence of the material weakness in internal control over financial reporting described below.

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

1.
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of our management and directors; and
3.
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

As of June 30, 2024, we concluded that our internal control over financial reporting was not effective due to the material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness over the Recording and Processing of Revenue Transactions and Remediation Progress

As of June 30, 2023, we concluded that a material weakness existed in our internal controls over financial reporting related to the recording and processing of revenues. As of June 30, 2024, remediation was ongoing. As such, as of June 30, 2024, we concluded that a material weakness still existed in our internal controls over financial reporting related to the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lack the level of precision necessary to ensure the completeness and accuracy of revenues.

During fiscal year 2024, management made significant progress designing and implementing a series of new, or enhanced existing controls aimed at mitigating risks associated with the accuracy, completeness, occurrence, and cut-off of reported revenue. This included a series of controls operating at various frequencies and levels of precision to detect material misstatements, including, among others:

•
Individual transactions meeting certain risk criteria are tested and analyzed for accuracy by comparing historical revenue and margin data, invoices, outstanding receivables, and payments. In some cases, inquiries and confirmation may be obtained from operators at individual locations;
•
Individual transactions are tested, on a sample basis, to ensure they are supported by carrier invoices, indicating legitimate shipments, and to the corresponding cash receipts;
•
Regional Vice Presidents review weekly and monthly revenue variances exceeding a set threshold, using historical data and inquiring or confirming with operators at individual locations when necessary;
•
Implementation of controls that verify, on a sample basis, actual departure and proof of delivery dates for selected transactions, ensuring the inputs to the revenue accrual are accurate;
•
Improved procedures and controls to enhance the granularity and precision over the month-end revenue accrual process;
•
Enhanced lookback procedures to test the accuracy of prior month-end revenue accruals; and
•
Performed additional review and analysis of unposted shipments to improve the accuracy of the revenue accrual.

As management has evaluated, designed and implemented the processes needed to remediate its internal controls weakness, it has done so in light of, among others: (a) the need to design and implement such processes in a manner that will not disrupt, to the best extent possible, the historic commercial processes that the Company has deployed across its network of Company-owned and strategic operating partner locations since its inception, and (b) management’s firm belief that, despite the material weakness in process and controls, the Company’s ultimate billing and collection processes continue to work on a commercially sound basis and the consolidated financial statements included in this Annual Report on Form 10-K continue to fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP. No further errors requiring restatement have been identified.

Management believes that the suite of controls it has implemented or enhanced during fiscal year 2024, which operate at various frequencies and levels of precision, will provide reasonable assurance that a potential material misstatement in revenue would be prevented or detected in a timely manner. That being said, while many of these new and enhanced controls have been in operation for much of fiscal year 2024; certain controls were implemented closer to year end, and the documentation supporting the performance of these controls can still be improved to demonstrate that the controls operate as they were designed for a sufficient period to conclude the controls are effective. We may also need to refine the underlying design and implementation as we continue to evaluate the manner in which they operate over a longer period before concluding that the material weakness has been resolved. Nevertheless, in recognition of the progress made during fiscal year 2024, and management’s resolve to address the remaining weakness, it is our goal to resolve the material weakness in fiscal year 2025.

Remediation of Material Weakness over Information Technology General Controls (“ITGCs”)

As of June 30, 2024, we concluded that material weakness surrounding our ITGCs, specifically relating to change management and user access rights, has been remediated.

In response to the material weakness identified in the prior year, the Company removed certain elevated logical access privileges from user accounts, enhanced existing controls, and implemented new controls to specifically monitor and review elevated access over privileged accounts, monitor and review changes to core applications, and logging to evaluate both access and changes further strengthen our technology environment. For user access rights, software specifically designed to control access of the company’s ERP has been deployed. During fiscal year 2024, we performed testing procedures to verify the effectiveness of the new controls over multiple periods of operation. This supported our conclusion that the material weakness related to ITGCs has been remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Except for the remediation activities of the material weaknesses over the recording and processing of revenue transactions and the ITGCs described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, (which we refer to as our “2024 Proxy Statement”).

Our Code of Business Conduct and Ethics, which applies to all of our directors, executive officers and employees, is available in the “About—Governance” section of our website located at www.radiantdelivers.com. In addition, printed copies of our Code of Business Conduct and Ethics are available upon written request to Attn: Human Resources, Radiant Logistics, Inc., Triton Towers Two, 700 S. Renton Village Place, Seventh Floor, Renton, Washington 98057. Any waiver of our Code of Business Conduct and Ethics for our employees may be made only by our CEO and, with respect to our director or executive officers, our Board of Directors and will be promptly disclosed as required by law and NYSE rules. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of our Code of Business Conduct and Ethics by posting such information in the “About—Governance” section of our website located at www.radiantdelivers.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Audit and Executive Oversight Committee Report” and “Director Compensation” in our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as part of this Report

(1) All Financial Statements and Supplemental Information

The Company’s consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/19

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.5	Description of Company’s Common Stock	X

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.5	Employment Agreement dated April 27, 2018 by and between Radiant Logistics, Inc. and John W. Sobba+		8-K		10.1	5/11/18

10.6	Separation Agreement and General Release between the Company and John Sobba dated December 22, 2023+		8-K		10.1	12/22/23

10.7	Employment Agreement between the Company and Jaime Becker dated November 13, 2023+		8-K		10.2	12/22/23

10.8	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.9	Radiant Logistics, Inc. Management Incentive Compensation Plan (As Amended and Restated Effective as of July 1, 2021)+		8-K		10.1	10/4/21

10.10	Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.1	11/23/21

10.11	Form of Employee Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.2	11/23/21

10.12	Form of Employee Restricted Stock Unit Award Agreement (Canada) for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.3	11/23/21

10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.4	11/23/21

10.14	Form of Employee Performance Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.5	11/23/21

10.15	Form of Employee Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.6	11/23/21

10.16	Form of Non-Employee Director Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+	8-K		10.7	11/23/21

10.17	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	DEF 14A		Annex A	10/9/12

10.18	Form of Incentive Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.5	2/12/13

10.19	Form of Restricted Stock Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.7	2/12/13

10.20	Form of SAR Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/12	10.8	2/12/13

10.21	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.1	11/9/16

10.22	Form of Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.2	11/9/16

10.23	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.3	11/9/16

10.24	Form of Restricted Stock Unit Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	9/30/16	10.4	11/9/16

10.25	Form of Canadian Restricted Stock Unit Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.1	2/8/17

10.26	Form of Canadian Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+	10-Q	12/31/16	10.2	2/8/17

10.27	Credit Agreement, dated August 5, 2022, by and among Radiant Logistics, Inc. and Radiant Global Logistics, Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A., the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.	8-K	10.1	8/11/22

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

10.32

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

			8-K	10.3	3/19/20

10.33	First Lien Pari Passu Intercreditor Agreement, dated as of March 13, 2020, by and among Bank of America, M.A., Fiera Private Debt Fund IV LP and Fiera Private Debt Fund V LP, and acknowledged and agreed to by Radiant Logistics, Inc.		8-K	10.4	3/19/20

10.34	First Amendment to Credit Agreement and Consent, dated September 27, 2023, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc. and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, Keybank National Association, U.S. Bank National Association (successor to MUFG Union Bank, N.A.), the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K	10.1	9/27/23

14.1	Code of Business Conduct and Ethics		10-KSB	14.1	3/17/06

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Moss Adams, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Radiant Logistics, Inc. Clawback Policy	X

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 12, 2024	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard P. Palmieri	Director	September 12, 2024
Richard P. Palmieri

/s/ Michael Gould	Director	September 12, 2024
Michael Gould

/s/ Kristin E. Toth	Director	September 12, 2024
Kristin E. Toth

/s/ Bohn H. Crain	Chairman and Chief Executive Officer	September 12, 2024
Bohn H. Crain	(Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 12, 2024
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)