Form 10-Q
period 2024-09-30
RADIANT LOGISTICS, INC
filed 2024-11-12
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

There were 46,915,415 shares outstanding of the registrant’s common stock as of November 4, 2024.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,448	$24,874
Accounts receivable, net of allowance of $2,060 and $2,103, respectively	122,159	118,016
Contract assets	7,388	7,615
Income tax receivable	3,521	3,133
Prepaid expenses and other current assets	14,243	10,567
Total current assets	157,759	164,205

Property, technology, and equipment, net	25,720	25,558

Goodwill	98,505	93,043
Intangible assets, net	41,593	34,943
Operating lease right-of-use assets	48,301	49,850
Deposits and other assets	3,380	3,586
Total other long-term assets	191,779	181,422
Total assets	$375,258	$371,185

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,686	$73,558
Operating partner commissions payable	11,901	13,291
Accrued expenses	8,853	8,948
Current portion of operating lease liabilities	12,146	11,629
Current portion of finance lease liabilities	641	643
Current portion of contingent consideration	475	455
Other current liabilities	954	1,927
Total current liabilities	108,656	110,451

Notes payable	200	—
Operating lease liabilities, net of current portion	42,943	45,026
Finance lease liabilities, net of current portion	511	677
Contingent consideration, net of current portion	9,190	4,710
Deferred tax liabilities	1,053	812
Other long-term liabilities	217	—
Total long-term liabilities	54,114	51,225
Total liabilities	162,770	161,676

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,009,812 and 51,844,249 shares issued, and 46,845,146 and 46,808,943 shares outstanding, respectively	33	33
Additional paid-in capital	110,464	110,763
Treasury stock, at cost, 5,164,666 and 5,035,306 shares, respectively	(31,874)	(31,166)
Retained earnings	136,654	133,278
Accumulated other comprehensive loss	(2,906)	(3,546)
Total Radiant Logistics, Inc. stockholders’ equity	212,371	209,362
Non-controlling interest	117	147
Total equity	212,488	209,509
Total liabilities and equity	$375,258	$371,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2024	2023
Revenues	$203,565	$210,797

Operating expenses:
Cost of transportation and other services	146,011	149,973
Operating partner commissions	18,801	23,782
Personnel costs	19,623	19,627
Selling, general and administrative expenses	10,321	9,475
Depreciation and amortization	4,805	4,525
Change in fair value of contingent consideration	200	(246)
Total operating expenses	199,761	207,136

Income from operations	3,804	3,661

Other income (expense):
Interest income	465	585
Interest expense	(237)	(302)
Foreign currency transaction gain (loss)	(62)	96
Change in fair value of interest rate swap contracts	(440)	(202)
Other	1,039	27
Total other income	765	204

Income before income taxes	4,569	3,865

Income tax expense	(1,145)	(1,014)

Net income	3,424	2,851
Less: net income attributable to non-controlling interest	(48)	(229)

Net income attributable to Radiant Logistics, Inc.	$3,376	$2,622

Other comprehensive income:
Foreign currency translation gain (loss)	640	(1,128)
Comprehensive income	$4,064	$1,723

Income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.05

Weighted average common shares outstanding:
Basic	46,721,238	47,297,957
Diluted	48,585,811	49,076,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended September 30, 2024

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509
Repurchase of common stock	(129,360)	—	—	(708)	—	—	(708)	—	(708)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	143,036	—	(41)	—	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	22,527	—	(421)	—	—	—	(421)	—	(421)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(78)	(78)
Share-based compensation	—	—	163	—	—	—	163	—	163
Net income	—	—	—	—	3,376	—	3,376	48	3,424
Other comprehensive income	—	—	—	—	—	640	640	—	640
Balance as of September 30, 2024	46,845,146	$33	$110,464	$(31,874)	$136,654	$(2,906)	$212,371	$117	$212,488

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

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$3,424	$2,851
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	163	881
Amortization of intangible assets	2,807	2,643
Depreciation and amortization of property, technology, and equipment	1,998	1,882
Deferred income tax expense (benefit)	239	(348)
Amortization of debt issuance costs	100	124
Change in fair value of contingent consideration	200	(246)
Change in fair value of interest rate swap contracts	440	202
Other	13	151
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(1,595)	9,760
Contract assets	234	(305)
Income tax receivable	(366)	(863)
Prepaid expenses, deposits, and other assets	(3,574)	2,502
Operating lease right-of-use assets	2,771	2,944
Accounts payable	(708)	(4,091)
Operating partner commissions payable	(1,391)	(4,118)
Accrued expenses and other liabilities	(1,725)	298
Operating lease liabilities	(2,825)	(2,908)
Payment of contingent consideration	—	(3,473)
Net cash provided by operating activities	205	7,886

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(11,444)	—
Purchases of property, technology, and equipment	(2,059)	(2,473)
Proceeds from sale of property, technology, and equipment	30	4
Net cash used for investing activities	(13,473)	(2,469)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	5,200	—
Repayment of revolving credit facility	(5,000)	—
Payments of debt issuance costs	—	(106)
Repayments of notes payable and finance lease liabilities	(168)	(1,312)
Repurchases of common stock	(708)	(230)
Distribution to non-controlling interest	(78)	—
Proceeds from exercise of stock options	8	2
Payments of employee tax withholdings related to restricted stock units and stock options	(470)	(333)
Net cash used for financing activities	(1,216)	(1,979)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	58	(41)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(14,426)	3,397
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	24,874	33,062

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$10,448	$36,459

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$10,448	$35,867
Restricted cash	—	592
Total cash, cash equivalents, and restricted cash	$10,448	$36,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$542	$2,253
Interest paid	$156	$180

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. The Company services a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company’s behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics company, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

d) Restricted Cash

Restricted cash as of September 30, 2023 represented five months of interest payments on the Company’s senior secured loan held by the lender that are required to be set aside. There is no longer any restricted cash as the senior secured loan was repaid in full during fiscal year 2024. The Company combines unrestricted and restricted cash for presentation in the condensed consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $22,773 and $22,908 as of September 30, 2024 and June 30, 2024, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2024	$2,103
Write-offs	(425)
Recoveries	113
Provision for expected credit losses	225
Foreign currency translation and other	44

Balance as of September 30, 2024	$2,060

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

g) Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is reviewed for impairment annually as of April 1 of each year or more frequently if facts or circumstances indicate that its carrying amount may not be recoverable.

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

As of September 30, 2024, management believes no impairment exists.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $499 and $465 for the three months ended September 30, 2024 and 2023, respectively.

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

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock awards and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions (“PSUs”) and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. Expense for PSUs is recognized over the service period based on the most probable outcome of performance conditions as of the reporting date. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation expense is reflected in personnel costs in the condensed consolidated statements of comprehensive income.

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

o) Foreign Currency

For the Company’s foreign subsidiaries that prepare financial statements in currencies other than U.S. dollars, the local currency is the functional currency. All assets and liabilities are translated at period end exchange rates and all revenue and expenses are translated at the weighted average rates for the period. Translation adjustments are recorded in foreign currency translation in other comprehensive income. Gains and losses on transactions of monetary items denominated in a foreign currency are recognized within other income (expense) on the condensed consolidated statements of comprehensive income.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2024 and 2023 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three months ended September 30, 2024 and 2023 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of September 30, 2024, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of September 30, 2024, there have been no reissuances of treasury stock.

s) Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders’ equity from such reclassification.

t) Recent Accounting Guidance Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires greater disaggregation of information about a reporting entity’s specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the statement of comprehensive income. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended September 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$172,878	$19,003	$(62)	$191,819
Value-added services (1)	3,937	7,809	—	11,746
Total	$176,815	$26,812	$(62)	$203,565

Timing of revenue recognition:
Services transferred over time	$175,092	$26,777	$(62)	$201,807
Services transferred at a point in time	1,723	35	—	1,758
Total	$176,815	$26,812	$(62)	$203,565

	Three Months Ended September 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$176,823	$21,183	$(37)	$197,969
Value-added services (1)	3,454	9,374	—	12,828
Total	$180,277	$30,557	$(37)	$210,797

Timing of revenue recognition:
Services transferred over time	$178,641	$30,533	$(37)	$209,137
Services transferred at a point in time	1,636	24	—	1,660
Total	$180,277	$30,557	$(37)	$210,797

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2024	2023
Numerator:
Net income attributable to Radiant Logistics, Inc.	$3,376	$2,622

Denominator:
Weighted average common shares outstanding, basic	46,721,238	47,297,957
Dilutive effect of share-based awards	1,864,573	1,778,228

Weighted average common shares outstanding, diluted	48,585,811	49,076,185

Potentially dilutive common shares excluded	110,000	100,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through December 2033.

The Company has a lease commitment that has been executed but not yet commenced. The undiscounted future lease payments total $21,415 and are excluded from the tables below.

The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Operating lease cost	$3,518	$3,719

Finance leases:
Amortization of leased assets	151	208
Interest on lease liabilities	17	20

Total finance lease cost	$168	$228

Supplemental cash flow information related to leases are as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,830	$3,683
Operating cash flows paid for interest portion of finance leases	17	20
Financing cash flows paid for principal portion of finance leases	158	151

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$796	$9

Supplemental balance sheet information related to leases are as follows:

	September 30,	June 30,
(In thousands)	2024	2024
Operating leases:
Operating lease right-of-use assets	$48,301	$49,850

Current portion of operating lease liabilities	12,146	11,629
Operating lease liabilities, net of current portion	42,943	45,026

Total operating lease liabilities	$55,089	$56,655

Finance leases:
Property, technology, and equipment, net	$1,073	$1,236

Current portion of finance lease liabilities	641	643
Finance lease liabilities, net of current portion	511	677

Total finance lease liabilities	$1,152	$1,320

Weighted average remaining lease term:
Operating leases	5.5 years	5.7 years
Finance leases	3.2 years	3.3 years

Weighted average discount rate:
Operating leases	5.56%	5.52%
Finance leases	5.72%	5.62%

As of September 30, 2024, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2025 (remaining)	$11,185	$518
2026	13,690	338
2027	12,290	116
2028	7,864	102
2029	4,811	91
Thereafter	15,492	111

Total lease payments	65,332	1,276

Less imputed interest	(10,243)	(124)

Total lease liabilities	$55,089	$1,152

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2024	2024
Computer software	3 − 5 years	$28,415	$28,165
Office and warehouse equipment	3 − 15 years	17,364	16,275
Leasehold improvements	(1)	11,733	11,170
Trailers and related equipment	3 − 15 years	6,963	6,946
Computer equipment	3 − 5 years	5,553	5,240
Furniture and fixtures	3 − 15 years	2,002	1,836

Property, technology, and equipment		72,030	69,632
Less: accumulated depreciation and amortization		(46,310)	(44,074)

Property, technology, and equipment, net		$25,720	$25,558

(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,998 and $1,882 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2024	$93,043
Acquisition	5,237
Foreign currency translation gain	225

Balance as of September 30, 2024	$98,505

Intangible Assets

Intangible assets consist of the following:

	September 30, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.0 years	$135,225	$(98,062)	$37,163
Trade names and trademarks	6.4 years	15,440	(13,011)	2,429
Developed technology	2.2 years	4,091	(2,318)	1,773
Licenses	2.5 years	769	(577)	192
Covenants not to compete	0.3 years	889	(853)	36

		$156,414	$(114,821)	$41,593

	June 30, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$125,552	$(95,383)	$30,169
Trade names and trademarks	6.6 years	15,382	(12,857)	2,525
Developed technology	2.4 years	4,091	(2,114)	1,977
Licenses	2.7 years	760	(551)	209
Covenants not to compete	0.6 years	1,433	(1,370)	63

		$147,218	$(112,275)	$34,943

Amortization expense amounted to $2,807 and $2,643 for the three months ended September 30, 2024 and 2023, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2025 (remaining)	$7,056
2026	5,277
2027	4,701
2028	4,078
2029	3,494

NOTE 8 – NOTES PAYABLE

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of September 30, 2024, the one-month SOFR was 4.85%.

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

Borrowings outstanding on the Revolving Credit Facility were $200 as of September 30, 2024. There were no borrowing outstanding as of June 30, 2024. As of September 30, 2024, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s condensed consolidated balance sheets at their fair values and consist of interest rate swap contracts as of September 30, 2024 and June 30, 2024. On March 20, 2020, and effective April 17, 2020, the Company entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, the Company entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $592 and $1,032 recorded in deposits and other assets in the condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on September 30, 2024 or June 30, 2024.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The programs do not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under these repurchase programs, the Company purchased 129,360 shares of its common stock at an average cost of $5.47 per share for an aggregate cost of $708, and 35,349 shares of its common stock at an average cost of $6.52 per share for an aggregate cost of $230 during the three months ended September 30, 2024 and 2023, respectively.

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

RLP recorded $80 and $382 in net income of which RCP’s distributable share was $48 and $229 for the three months ended September 30, 2024 and 2023, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(9,665)	$(9,665)
Interest rate swap contracts (derivatives)	592	592

	Fair Value Measurements as of June 30, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(5,165)	$(5,165)
Interest rate swap contracts (derivatives)	1,032	1,032

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2024	$(5,165)	$1,032
Increase related to acquisition	(4,300)	—
Change in fair value	(200)	(440)

Balance as of September 30, 2024	$(9,665)	$592

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $19,775 through earn-out periods measured through January 2027.

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. The fair market value of interest rate swaps are determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility and notes payable would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three months ended September 30, 2024, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Current income tax expense	$906	$1,362
Deferred income tax expense (benefit)	239	(348)

Income tax expense	$1,145	$1,014

The Company’s effective tax rates prior to discrete items for the three months ended September 30, 2024 and 2023 are higher than the U.S. federal statutory rates primarily due to the jurisdictional mix of income and state taxes. Income tax expense for the three months ended September 30, 2024 results in an effective tax rate of 25.78%, which is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which is discretely recognized through the three months ended September 30, 2024 and is not a component of the Company’s annualized forecasted effective tax rate for the fiscal year ended June 30, 2025. The actual income tax through the three months ended September 30, 2023 was 27.68%, which was higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation benefits, which was discretely recognized in the quarter and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $145 and $863 for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had approximately $5,168 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.88 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2024	1,553,127	$6.63
Vested	(207,735)	6.48
Granted	166,505	6.41

Unvested balance as of September 30, 2024	1,511,897	$6.62

The table above includes a total of 870,252 restricted stock units with performance-based conditions as of September 30, 2024. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 for each of the three months ended September 30, 2024 and 2023. As of September 30, 2024, the Company had approximately $119 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 1.67 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2024	733,093	$4.63	1.73	$963
Exercised	(59,168)	3.36	—	176

Outstanding as of September 30, 2024	673,925	$4.74	1.61	$1,242

Exercisable as of September 30, 2024	633,925	$4.57	1.29	$1,242

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

Now that the investigation is complete, as of the date of this filing, the Company can confirm that the incident has not had a material impact on the Company’s overall operations, and the Company has determined that the incident did not materially impact the Company's financial conditions or results of operations. Although the Company acted promptly and as efficiently as possible, any unknowing failure of the Company to comply with data privacy or other laws and regulations related to this event could still result in claims, legal or regulatory proceedings, inquiries, or investigations.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2025 (remaining)	$475
2026	3,560
2027	4,540
2028	1,090

Total	$9,665

Other Contractual Commitments

As of September 30, 2024, the Company has $588 of non-cancelable contractual commitments related to warehouse equipment associated with an operating lease that has not yet commenced. The amounts are expected to be paid within one year.

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

As of and for the Three Months Ended September 30, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$176,815	$26,812	$(62)	$203,565
Income (loss) from operations	9,198	833	(6,227)	3,804
Other income (expense)	16	(39)	788	765
Income (loss) before income taxes	9,214	794	(5,439)	4,569
Depreciation and amortization	960	1,031	2,814	4,805
Total assets	273,627	101,631	—	375,258
Property, technology, and equipment, net	8,587	17,133	—	25,720
Goodwill	78,541	19,964	—	98,505

As of and for the Three Months Ended September 30, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$180,277	$30,557	$(37)	$210,797
Income (loss) from operations	7,672	1,982	(5,993)	3,661
Other income	53	70	81	204
Income (loss) before income taxes	7,725	2,052	(5,912)	3,865
Depreciation and amortization	925	956	2,644	4,525
Total assets	273,368	104,458	—	377,826
Property, technology, and equipment, net	10,160	15,316	—	25,476
Goodwill	68,823	19,886	—	88,709

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2025 Acquisitions

Effective September 1, 2024, the Company acquired Foundation Logistics & Services, LLC, a Humble, Texas based, privately held company that provides a full range of specialized transportation and logistics services for companies involved in the exploration, drilling, and production of oil and gas. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation. Goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist primarily of customer related intangible assets and have an estimated useful life of 10 years.

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The primary estimates not yet finalized relate to identifiable intangible assets, working capital and contingent consideration.

NOTE 18 – SUBSEQUENT EVENTS

Fiscal Year 2025 Acquisition

Effective October 1, 2024, the Company acquired the assets and operations of Focus Logistics, Inc. (“Focus”), a privately held company with operations in Romulus, Michigan that has operated under the Company’s Service By Air brand since 2006. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation. The Company’s existing operations in the Detroit, Michigan area will combine with Focus to solidify the Company’s offerings in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from the cybersecurity incident that we reported in March 2024 or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our inability to remediate during fiscal year 2024 a material weakness in our internal controls over financial reporting, and the further risks that may arise should we be unable to remediate that material weakness during fiscal year 2025; and such other factors that may be identified from time to time in our U.S Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of our Form 10-K for the year ended June 30, 2024. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics solutions primarily in the United States and Canada. We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude share-based compensation expense, changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, cybersecurity incident related costs, changes in fair value of interest rate swap contracts, transition and lease termination costs, foreign currency transaction gains and losses, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended September 30, 2024 and 2023 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$172,878	$19,003	$(62)	$191,819	$176,823	$21,183	$(37)	$197,969
Value-added services	3,937	7,809	—	11,746	3,454	9,374	—	12,828
	176,815	26,812	(62)	203,565	180,277	30,557	(37)	210,797
Cost of transportation and other services
Transportation	126,499	14,599	(62)	141,036	127,950	16,249	(37)	144,162
Value-added services	1,553	3,422	—	4,975	1,532	4,279	—	5,811
	128,052	18,021	(62)	146,011	129,482	20,528	(37)	149,973
Adjusted gross profit (1)
Transportation	46,379	4,404	—	50,783	48,873	4,934	—	53,807
Value-added services	2,384	4,387	—	6,771	1,922	5,095	—	7,017
	$48,763	$8,791	$—	$57,554	$50,795	$10,029	$—	$60,824
Adjusted gross profit percentage
Transportation	26.8%	23.2%	N/A	26.5%	27.6%	23.3%	N/A	27.2%
Value-added services	60.6%	56.2%	N/A	57.6%	55.6%	54.4%	N/A	54.7%

(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $191.8 million and $198.0 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $6.2 million, or 3.1% is due to the loss of a strategic operating partner offset by increases from several new acquisitions. Adjusted transportation gross profit was $50.8 million and $53.8 million for the three months ended September 30, 2024 and 2023, respectively. Net transportation margins decreased from 27.2% to 26.5%, primarily due to a higher mix of ocean shipments, which have lower gross profit margin characteristics than other modes of transportation.

Value-added services revenue was $11.7 million and $12.8 for the three months ended September 30, 2024 and 2023, respectively. The decrease is driven by lower volumes from certain customers compared to the prior year period. Adjusted value-added services gross profit was $6.8 million for the three months ended September 30, 2024, compared to $7.0 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 54.7% to 57.6%.

The following table provides a reconciliation for the three months ended September 30, 2024 and 2023 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2024	2023
Revenues	$203,565	$210,797
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(146,011)	(149,973)
Depreciation and amortization	(3,488)	(3,333)
GAAP gross profit	$54,066	$57,491
Depreciation and amortization	3,488	3,333
Adjusted gross profit	$57,554	$60,824

GAAP gross profit percentage	26.6%	27.3%
Adjusted gross profit percentage	28.3%	28.9%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$48,763	$8,791	$—	$57,554	$50,795	$10,029	$—	$60,824

Operating expenses:
Operating partner commissions	18,801	—	—	18,801	23,782	—	—	23,782
Personnel costs	13,554	4,757	1,312	19,623	13,126	4,955	1,546	19,627
Selling, general and administrative expenses	6,250	2,170	1,901	10,321	5,290	2,136	2,049	9,475
Depreciation and amortization	960	1,031	2,814	4,805	925	956	2,644	4,525
Change in fair value of contingent consideration	—	—	200	200	—	—	(246)	(246)

Total operating expenses	39,565	7,958	6,227	53,750	43,123	8,047	5,993	57,163

Income (loss) from operations	9,198	833	(6,227)	3,804	7,672	1,982	(5,993)	3,661
Other income (expense)	16	(39)	788	765	53	70	81	204

Income (loss) before income taxes	9,214	794	(5,439)	4,569	7,725	2,052	(5,912)	3,865
Income tax expense	—	—	(1,145)	(1,145)	—	—	(1,014)	(1,014)

Net income (loss)	9,214	794	(6,584)	3,424	7,725	2,052	(6,926)	2,851
Less: Net income attributable to non- controlling interest	(48)	—	—	(48)	(229)	—	—	(229)

Net income (loss) attributable to Radiant Logistics, Inc.	$9,166	$794	$(6,584)	$3,376	$7,496	$2,052	$(6,926)	$2,622

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
Operating expenses as a percent of adjusted gross profit:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	38.6%	0.0%	N/A	32.7%	46.8%	0.0%	N/A	39.1%
Personnel costs	27.8%	54.1%	N/A	34.1%	25.8%	49.4%	N/A	32.3%
Selling, general and administrative expenses	12.8%	24.7%	N/A	17.9%	10.4%	21.3%	N/A	15.6%
Depreciation and amortization	2.0%	11.7%	N/A	8.3%	1.8%	9.5%	N/A	7.4%
(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $5.0 million, or 20.9%, to $18.8 million for the three months ended September 30, 2024. The decrease is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, lower freight volumes, and the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 643 basis points to 32.7% from 39.1% for the three months ended September 30, 2024 and 2023, respectively.

Personnel costs were flat at $19.6 million for the three months ended September 30, 2024 and 2023. As a percentage of adjusted gross profit, personnel costs increased 183 basis points to 34.1% from 32.3% for the three months ended September 30, 2024 and 2023, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.8 million, or 8.9%, to $10.3 million for the three months ended September 30, 2024. The increase is primarily due to increased technology spending, higher travel costs, increased credit losses, and additional facility costs due to recent acquisitions, partially offset by lower professional services fees and bank fees. As a percentage of adjusted gross profit, SG&A increased 235 basis points to 17.9% from 15.6% for the three months ended September 30, 2024 and 2023, respectively.

Depreciation and amortization costs increased $0.3 million, or 6.2%, to $4.8 million for the three months ended September 30, 2024. The increase is attributable to amortization of intangible assets from prior year acquisitions. As a percentage of adjusted gross profit, depreciation and amortization costs increased 91 basis points to 8.3% from 7.4% for the three months ended September 30, 2024 and 2023, respectively.

Our increase in net income is driven principally by decreased operating partner commissions, partially offset by decreased adjusted gross profit compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2024 and 2023 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	9,166	794	(6,584)	3,376	7,496	2,052	(6,926)	2,622

Income tax expense	—	—	1,145	1,145	—	—	1,014	1,014
Depreciation and amortization (1)	1,074	1,031	2,814	4,919	1,040	956	2,644	4,640
Net interest expense	—	—	(228)	(228)	—	—	(283)	(283)

EBITDA	10,240	1,825	(2,853)	9,212	8,536	3,008	(3,551)	7,993

Share-based compensation	91	42	30	163	383	73	425	881
Change in fair value of contingent consideration	—	—	200	200	—	—	(246)	(246)
Acquisition related costs	—	—	84	84	—	—	69	69
Litigation costs	—	—	291	291	—	—	364	364
Gain on litigation settlement	—	—	(1,000)	(1,000)	—	—	—	—
Change in fair value of interest rate swap contracts	—	—	440	440	—	—	202	202
Foreign currency transaction loss (gain)	22	40	—	62	(24)	(72)	—	(96)

Adjusted EBITDA	$10,353	$1,907	$(2,808)	$9,452	$8,895	$3,009	$(2,737)	$9,167
Adjusted EBITDA as a % of adjusted gross profit (2)	21.2%	21.7%	N/A	16.4%	17.5%	30.0%	N/A	15.1%
(1)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

(2)
Adjusted gross profit is revenues less the cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2024, we have $10.4 million in unrestricted cash on hand and access to a revolving credit facility to serve as adequate working capital.

Net cash provided by operating activities was $0.2 million and $7.9 million for the three months ended September 30, 2024 and 2023, respectively. The cash provided by operating activities primarily consisted of net income adjusted for depreciation and amortization, offset by changes in operating assets and liabilities. Cash flow from operating activities for the three months ended September 30, 2024 decreased by $7.7 million, compared with the same period in fiscal year 2024, primarily due to net changes in accounts receivable, prepaid expenses, accounts payable, and payments of contingent consideration.

Net cash used for investing activities was $13.5 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. Cash paid for acquisition was $11.4 million for the three months ended September 30, 2024. Cash paid for purchases of property, technology, and equipment were $2.1 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively.

Net cash used for financing activities was $1.2 million and $2.0 million for the three months ended September 30, 2024 and 2023, respectively. Net borrowings under the Revolving Credit Facility were $0.2 for the three months ended September 30, 2024, compared to no net borrowings for the three months ended September 30, 2023. Payments of debt issuance costs were $0.1 million for the three months ended September 30, 2023. Repayments of notes payable and finance lease liabilities were $0.2 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. Payments for repurchases of common stock were $0.7 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Distribution to non-controlling interest was $0.1 million for the three months ended September 30, 2024. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively.

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and the guarantors. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility.

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

As of September 30, 2024, borrowings outstanding on the Revolving Credit Facility were $0.2 million. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions.

Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the three months ended September 30, 2024 would have changed by approximately $0.01 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2024 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of September 30, 2024 due to the existence of the material weakness in internal control over financial reporting described below.

Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

As of September 30, 2024, we concluded that our internal control over financial reporting was not effective due to the material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness over the Recording and Processing of Revenue Transactions and Remediation Progress

As of June 30, 2023, we concluded that a material weakness existed in our internal controls over financial reporting related to the recording and processing of revenues. As of September 30, 2024, remediation was ongoing. As such, as of September 30, 2024, we concluded that a material weakness still existed in our internal controls over financial reporting related to the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lack the level of precision necessary to ensure the completeness and accuracy of revenues.

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

As management has evaluated, designed and implemented the processes needed to remediate its internal controls weakness, it has done so in light of, among others: (a) the need to design and implement such processes in a manner that will not disrupt, to the best extent possible, the historic commercial processes that the Company has deployed across its network of Company-owned and strategic operating partner locations since its inception, and (b) management’s firm belief that, despite the material weakness in process and controls, the Company’s ultimate billing and collection processes continue to work on a commercially sound basis and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q continue to fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP. No further errors requiring restatement have been identified.

Management believes that the suite of controls it has implemented or enhanced during fiscal year 2024 and 2025, which operate at various frequencies and levels of precision, will provide reasonable assurance that a potential material misstatement in revenue would be prevented or detected in a timely manner. That being said, while many of these new and enhanced controls had been in operation for much of fiscal year 2024; certain controls were implemented closer to year end, and the documentation supporting the performance of these controls can still be improved to demonstrate that the controls operate as they were designed for a sufficient period to conclude the controls are effective. We may also need to refine the underlying design and implementation as we continue to evaluate the manner in which they operate over a longer period before concluding that the material weakness has been resolved. Nevertheless, in recognition of the progress made during fiscal year 2024, and management’s resolve to address the remaining weakness, it is our goal to resolve the material weakness in fiscal year 2025.

Changes in Internal Control over Financial Reporting

Except for the remediation activities of the material weakness over the recording and processing of revenue transactions described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. Under this repurchase program, the Company purchased the following shares of common stock during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1 − 31, 2024	124,758	$5.47	124,758	4,681,194
August 1 − 31, 2024	4,602	5.49	4,602	4,676,592
September 1 − 30, 2024	—	—	—	4,676,592

Total	129,360	$5.47	129,360	4,676,592

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

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

RADIANT LOGISTICS, INC.

Date: November 12, 2024	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)