Form 10-Q
period 2024-12-31
RADIANT LOGISTICS, INC
filed 2025-02-10
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

There were 47,008,523 shares outstanding of the registrant’s common stock as of February 3, 2025.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2024	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,908	$24,874
Accounts receivable, net of allowance of $2,255 and $2,103, respectively	113,440	118,016
Contract assets	8,197	7,615
Income tax receivable	3,101	3,133
Prepaid expenses and other current assets	8,222	10,567
Total current assets	152,868	164,205

Property, technology, and equipment, net	24,946	25,558

Goodwill	104,269	93,043
Intangible assets, net	44,451	34,943
Operating lease right-of-use assets	57,561	49,850
Deposits and other assets	2,666	3,586
Total other long-term assets	208,947	181,422
Total assets	$386,761	$371,185

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,346	$73,558
Operating partner commissions payable	10,198	13,291
Accrued expenses	10,322	8,948
Current portion of operating lease liabilities	12,598	11,629
Current portion of finance lease liabilities	699	643
Current portion of contingent consideration	4,825	455
Other current liabilities	5,114	1,927
Total current liabilities	108,102	110,451

Operating lease liabilities, net of current portion	52,372	45,026
Finance lease liabilities, net of current portion	1,109	677
Contingent consideration, net of current portion	9,427	4,710
Deferred tax liabilities	1,003	812
Other long-term liabilities	200	—
Total long-term liabilities	64,111	51,225
Total liabilities	172,213	161,676

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,162,136 and 51,844,249 shares issued, and 46,997,470 and 46,808,943 shares outstanding, respectively	34	33
Additional paid-in capital	108,985	110,763
Treasury stock, at cost, 5,164,666 and 5,035,306 shares, respectively	(31,874)	(31,166)
Retained earnings	143,121	133,278
Accumulated other comprehensive loss	(5,817)	(3,546)
Total Radiant Logistics, Inc. stockholders’ equity	214,449	209,362
Non-controlling interest	99	147
Total equity	214,548	209,509
Total liabilities and equity	$386,761	$371,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$264,544	$201,082	$468,109	$411,880

Operating expenses:
Cost of transportation and other services	201,239	139,085	347,250	289,057
Operating partner commissions	19,291	25,818	38,092	49,601
Personnel costs	19,554	19,760	39,177	39,387
Selling, general and administrative expenses	10,834	10,519	21,155	19,993
Depreciation and amortization	5,038	4,364	9,843	8,890
Lease termination costs	1,166	76	1,166	76
Change in fair value of contingent consideration	(1,300)	(204)	(1,100)	(450)
Total operating expenses	255,822	199,418	455,583	406,554

Income from operations	8,722	1,664	12,526	5,326

Other income (expense):
Interest income	367	621	832	1,207
Interest expense	(311)	(291)	(548)	(593)
Foreign currency transaction gain (loss)	181	(79)	119	15
Change in fair value of interest rate swap contracts	(301)	(531)	(741)	(733)
Other	14	135	1,053	162
Total other income (expense)	(50)	(145)	715	58

Income before income taxes	8,672	1,519	13,241	5,384

Income tax expense	(2,163)	(404)	(3,308)	(1,418)

Net income	6,509	1,115	9,933	3,966
Less: net income attributable to non-controlling interest	(42)	(130)	(90)	(359)

Net income attributable to Radiant Logistics, Inc.	$6,467	$985	$9,843	$3,607

Other comprehensive income:
Foreign currency translation gain (loss)	(2,911)	1,397	(2,271)	269
Comprehensive income	$3,598	$2,512	$7,662	$4,235

Income per share:
Basic	$0.14	$0.02	$0.21	$0.08
Diluted	$0.13	$0.02	$0.20	$0.07

Weighted average common shares outstanding:
Basic	46,942,639	46,990,818	46,831,938	47,144,388
Diluted	48,983,153	48,907,452	48,784,482	48,991,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Six Months Ended December 31, 2024

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509
Repurchase of common stock	(129,360)	—	—	(708)	—	—	(708)	—	(708)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	143,036	—	(41)	—	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	22,527	—	(421)	—	—	—	(421)	—	(421)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(78)	(78)
Share-based compensation	—	—	163	—	—	—	163	—	163
Net income	—	—	—	—	3,376	—	3,376	48	3,424
Other comprehensive income	—	—	—	—	—	640	640	—	640
Balance as of September 30, 2024	46,845,146	$33	$110,464	$(31,874)	$136,654	$(2,906)	$212,371	$117	$212,488

Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	18,433	1	(390)	—	—	—	(389)	—	(389)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	133,891	—	724	—	—	—	724	—	724
Distribution to non-controlling interest	—	—	—	—	—	—	—	(60)	(60)
Share-based compensation	—	—	(1,813)	—	—	—	(1,813)	—	(1,813)
Net income	—	—	—	—	6,467	—	6,467	42	6,509
Other comprehensive loss	—	—	—	—	—	(2,911)	(2,911)	—	(2,911)
Balance as of December 31, 2024	46,997,470	$34	$108,985	$(31,874)	$143,121	$(5,817)	$214,449	$99	$214,548

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

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$9,933	$3,966
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	(1,650)	1,575
Amortization of intangible assets	5,809	5,197
Depreciation and amortization of property, technology, and equipment	4,034	3,693
Deferred income tax expense (benefit)	188	(1,489)
Amortization of debt issuance costs	200	255
Change in fair value of contingent consideration	(1,100)	(450)
Change in fair value of interest rate swap contracts	741	733
Other	1,429	916
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	5,814	19,578
Contract assets	(610)	(1,047)
Income tax receivable	(109)	(2,473)
Prepaid expenses, deposits, and other assets	2,530	2,462
Operating lease right-of-use assets	5,552	5,866
Accounts payable	(9,323)	(13,396)
Operating partner commissions payable	(3,094)	(3,903)
Accrued expenses and other liabilities	1,280	(79)
Operating lease liabilities	(5,734)	(5,843)
Payment of contingent consideration	—	(3,473)
Net cash provided by operating activities	15,890	12,088

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(15,856)	(100)
Purchases of property, technology, and equipment	(3,605)	(5,019)
Proceeds from sale of property, technology, and equipment	78	202
Net cash used for investing activities	(19,383)	(4,917)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	15,200	—
Repayments of revolving credit facility	(15,200)	—
Payments of debt issuance costs	—	(119)
Repayments of notes payable and finance lease liabilities	(360)	(2,618)
Repurchases of common stock	(708)	(3,081)
Payments of contingent consideration	(63)	(250)
Distributions to non-controlling interest	(138)	(345)
Proceeds from exercise of stock options	434	4
Payments of employee tax withholdings related to restricted stock units and stock options	(562)	(367)
Net cash used for financing activities	(1,397)	(6,776)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(76)	32

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,966)	427
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	24,874	33,062

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$19,908	$33,489

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$19,908	$32,883
Restricted cash	—	606
Total cash, cash equivalents, and restricted cash	$19,908	$33,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,718	$5,380
Interest paid	$351	$267

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

d) Restricted Cash

Restricted cash historically represented five months of interest payments on the Company’s senior secured loan held by the lender that were required to be set aside. There is no longer any restricted cash as the senior secured loan was repaid in full during fiscal year 2024. The Company combines unrestricted and restricted cash for presentation in the condensed consolidated statements of cash flows.

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $28,310 and $22,908 as of December 31, 2024 and June 30, 2024, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2024	$2,103
Write-offs	(695)
Recoveries	141
Provision for expected credit losses	702
Foreign currency translation and other	4

Balance as of December 31, 2024	$2,255

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

As of December 31, 2024, management believes no impairment exists.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $437 and $935 for the three and six months ended December 31, 2024, respectively, and $386 and $852 for the three and six months ended December 31, 2023, respectively.

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

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock awards and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions (“PSUs”) and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. Expense for PSUs is recognized over the requisite service period based on the most probable outcome of performance conditions. The probable outcome of performance conditions of each PSU grant is adjusted as of each reporting date. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation is reflected in personnel costs in the condensed consolidated statements of comprehensive income.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2024 and 2023 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three and six months ended December 31, 2024 and 2023 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of December 31, 2024, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of December 31, 2024, there have been no reissuances of treasury stock.

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

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$232,862	$19,269	$(67)	$252,064
Value-added services (1)	3,901	8,579	—	12,480
Total	$236,763	$27,848	$(67)	$264,544

Timing of revenue recognition:
Services transferred over time	$235,162	$27,816	$(67)	$262,911
Services transferred at a point in time	1,601	32	—	1,633
Total	$236,763	$27,848	$(67)	$264,544

	Six Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$405,740	$38,272	$(129)	$443,883
Value-added services (1)	7,838	16,388	—	24,226
Total	$413,578	$54,660	$(129)	$468,109

Timing of revenue recognition:
Services transferred over time	$410,252	$54,595	$(129)	$464,718
Services transferred at a point in time	3,326	65	—	3,391
Total	$413,578	$54,660	$(129)	$468,109

	Three Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$166,121	$21,780	$(88)	$187,813
Value-added services (1)	3,397	9,872	—	13,269
Total	$169,518	$31,652	$(88)	$201,082

Timing of revenue recognition:
Services transferred over time	$168,049	$31,637	$(88)	$199,598
Services transferred at a point in time	1,469	15	—	1,484
Total	$169,518	$31,652	$(88)	$201,082

	Six Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$342,945	$42,963	$(125)	$385,783
Value-added services (1)	6,851	19,246	—	26,097
Total	$349,796	$62,209	$(125)	$411,880

Timing of revenue recognition:
Services transferred over time	$346,691	$62,170	$(125)	$408,736
Services transferred at a point in time	3,105	39	—	3,144
Total	$349,796	$62,209	$(125)	$411,880

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2024	2023	2024	2023
Numerator:
Net income attributable to Radiant Logistics, Inc.	$6,467	$985	$9,843	$3,607

Denominator:
Weighted average common shares outstanding, basic	46,942,639	46,990,818	46,831,938	47,144,388
Dilutive effect of share-based awards	2,040,514	1,916,634	1,952,544	1,847,431

Weighted average common shares outstanding, diluted	48,983,153	48,907,452	48,784,482	48,991,819

Potentially dilutive common shares excluded	100,000	110,000	105,000	105,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034. During the three and six months ended December 31, 2024, the Company recorded lease termination costs of $1,166 for exiting an existing warehouse facility prior to the conclusion of the lease term and relocating to a larger facility in British Columbia to expand its existing operations. These amounts are included in the components of lease expense below.

The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Operating lease cost	$5,146	$3,656	$8,663	$7,376

Finance leases:
Amortization of leased assets	189	176	340	384
Interest on lease liabilities	26	12	43	33

Total finance lease cost	$215	$188	$383	$417

Supplemental cash flow information related to leases are as follows:

	Six Months Ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$5,813	$7,353
Operating cash flows paid for interest portion of finance leases	43	36
Financing cash flows paid for principal portion of finance leases	360	306

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16,420	$(265)

Supplemental balance sheet information related to leases are as follows:

	December 31,	June 30,
(In thousands)	2024	2024
Operating leases:
Operating lease right-of-use assets	$57,561	$49,850

Current portion of operating lease liabilities	12,598	11,629
Operating lease liabilities, net of current portion	52,372	45,026

Total operating lease liabilities	$64,970	$56,655

Finance leases:
Property, technology, and equipment, net	$1,733	$1,236

Current portion of finance lease liabilities	699	643
Finance lease liabilities, net of current portion	1,109	677

Total finance lease liabilities	$1,808	$1,320

Weighted average remaining lease term:
Operating leases	6.4 years	5.7 years
Finance leases	4.1 years	3.3 years

Weighted average discount rate:
Operating leases	5.76%	5.52%
Finance leases	5.74%	5.62%

As of December 31, 2024, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2025 (remaining)	$8,083	$434
2026	14,995	518
2027	13,691	296
2028	9,371	282
2029	6,513	271
Thereafter	26,354	239

Total lease payments	79,007	2,040

Less imputed interest	(14,037)	(232)

Total lease liabilities	$64,970	$1,808

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		December 31,	June 30,
(In thousands)	Useful Life	2024	2024
Computer software	3 − 5 years	$28,308	$28,165
Office and warehouse equipment	3 − 15 years	17,287	16,275
Leasehold improvements	(1)	11,471	11,170
Trailers and related equipment	3 − 15 years	7,363	6,946
Computer equipment	3 − 5 years	5,484	5,240
Furniture and fixtures	3 − 15 years	1,991	1,836

Property, technology, and equipment		71,904	69,632
Less: accumulated depreciation and amortization		(46,958)	(44,074)

Property, technology, and equipment, net		$24,946	$25,558
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $2,036 and $4,034 for the three and six months ended December 31, 2024, respectively; and $1,810 and $3,693 for the three and six months ended December 31, 2023, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2024	$93,043
Acquisitions	12,192
Foreign currency translation loss	(966)

Balance as of December 31, 2024	$104,269

Intangible Assets

Intangible assets consist of the following:

	December 31, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.2 years	$139,591	$(99,212)	$40,379
Trade names and trademarks	6.1 years	15,132	(12,800)	2,332
Developed technology	1.9 years	4,091	(2,523)	1,568
Licenses	2.2 years	723	(560)	163
Covenants not to compete	0.1 years	889	(880)	9

		$160,426	$(115,975)	$44,451

	June 30, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$125,552	$(95,383)	$30,169
Trade names and trademarks	6.6 years	15,382	(12,857)	2,525
Developed technology	2.4 years	4,091	(2,114)	1,977
Licenses	2.7 years	760	(551)	209
Covenants not to compete	0.6 years	1,433	(1,370)	63

		$147,218	$(112,275)	$34,943

Amortization expense amounted to $3,002 and $5,809 for the three and six months ended December 31, 2024, respectively, and $2,554 and $5,197 for the three and six months ended December 31, 2023, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2025 (remaining)	$4,423
2026	5,876
2027	5,306
2028	4,700
2029	4,117

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of December 31, 2024, the one-month SOFR was 4.33%.

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

There were no borrowing outstanding as of December 31, 2024 and June 30, 2024. As of December 31, 2024, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s condensed consolidated balance sheets at their fair values and consist of interest rate swap contracts as of December 31, 2024 and June 30, 2024. On March 20, 2020, and effective April 17, 2020, the Company entered into an interest rate swap contract with Bank of America to trade variable interest cash inflows at one-month LIBOR for a $20,000 notional amount, for fixed interest cash outflows at 0.635%. On April 1, 2020, and effective April 2, 2020, the Company entered into an interest rate swap contract with Bank of America to trade the variable interest cash inflows at one-month LIBOR for a $10,000 notional amount, for fixed interest cash outflows at 0.5865%. Both interest rate swap contracts mature and terminate on March 13, 2025.

The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. The derivative instruments had a total notional amount of $30,000 and a fair value of $291 and $1,032 recorded in deposits and other assets in the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on December 31, 2024 or June 30, 2024.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The programs do not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under these repurchase programs, the Company purchased 129,360 shares of its common stock at an average cost of $5.47 per share for an aggregate cost of $708, and 532,401 shares of its common stock at an average cost of $5.79 per share for an aggregate cost of $3,081 during the six months ended December 31, 2024 and 2023, respectively.

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

RLP recorded $70 and $150 in net income, of which RCP’s distributable share was $42 and $90 for the three and six months ended December 31, 2024, respectively. RLP recorded $216 and $598 in net income, of which RCP’s distributable share was $130 and $359 for the three and six months ended December 31, 2023, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(14,252)	$(14,252)
Interest rate swap contracts (derivatives)	291	291

	Fair Value Measurements as of June 30, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(5,165)	$(5,165)
Interest rate swap contracts (derivatives)	1,032	1,032

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2024	$(5,165)	$1,032
Increase related to acquisitions	(10,250)	—
Contingent consideration paid	63	—
Change in fair value	1,100	(741)

Balance as of December 31, 2024	$(14,252)	$291

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $31,912 through earn-out periods measured through January 2027.

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. The fair market value of interest rate swaps are determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable and payable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three and six months ended December 31, 2024, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Current income tax expense	$2,214	$1,545	$3,120	$2,907
Deferred income tax expense (benefit)	(51)	(1,141)	188	(1,489)

Income tax expense	$2,163	$404	$3,308	$1,418

The Company’s effective tax rate is 25.4% and 28.2% for the six months ended December 31, 2024 and 2023, respectively. Income tax expense for the six months ended December 31, 2024 is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes. Income tax expense for the six months ended December 31, 2023 is higher than the U.S. federal statutory rate due to jurisdictional mix of income and state taxes, and reduced by share-based compensation, which was discretely recognized in the six month period and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation benefit related to restricted stock units of $1,831 and $1,686 for the three and six months ended December 31, 2024, respectively. The benefit recorded during the three and six months ended December 31, 2024 is due to forfeitures of certain PSU grants, and a change in the probable outcome of performance conditions being achieved for other PSU grants. The Company recognized share-based compensation expense related to restricted stock units of $676 and $1,539 for the three and six months ended December 31, 2023, respectively. As of December 31, 2024, the Company had approximately $3,769 of total unrecognized share-based compensation expense for restricted stock units expected to be recognized over a weighted average period of approximately 2.33 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2024	1,553,127	$6.63
Vested	(226,461)	6.60
Granted	529,598	6.85
Forfeited	(377,209)	7.06

Unvested balance as of December 31, 2024	1,479,055	$6.60

The table above includes a total of 870,252 and 892,578 PSUs with performance-based conditions as of June 30, 2024 and December 31, 2024, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $36 for the three and six months ended December 31, 2024, respectively, and $18 and $36 for the three and six months ended December 31, 2023, respectively. As of December 31, 2024, the Company had approximately $101 of total unrecognized share-based compensation expense for stock options expected to be recognized over a weighted average period of approximately 1.42 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2024	733,093	$4.63	1.73	$963
Exercised	(282,184)	4.26	—	801

Outstanding as of December 31, 2024	450,909	$4.86	1.99	$904

Exercisable as of December 31, 2024	410,909	$4.61	1.56	$904

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2025 (remaining)	$412
2026	4,413
2027	8,737
2028	690

Total	$14,252

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

As of and for the Three Months Ended December 31, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$236,763	$27,848	$(67)	$264,544
Income (loss) from operations	12,104	286	(3,668)	8,722
Other income (expense)	18	177	(245)	(50)
Income (loss) before income taxes	12,122	463	(3,913)	8,672
Depreciation and amortization	978	1,051	3,009	5,038
Total assets	278,563	108,198	—	386,761
Property, technology, and equipment, net	8,679	16,267	—	24,946
Goodwill	85,496	18,773	—	104,269

As of and for the Three Months Ended December 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$169,518	$31,652	$(88)	$201,082
Income (loss) from operations	4,981	2,947	(6,264)	1,664
Other income (expense)	100	(44)	(201)	(145)
Income (loss) before income taxes	5,081	2,903	(6,465)	1,519
Depreciation and amortization	845	964	2,555	4,364
Total assets	253,741	109,303	—	363,044
Property, technology, and equipment, net	10,247	16,080	—	26,327
Goodwill	68,871	20,380	—	89,251

As of and for the Six Months Ended December 31, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$413,578	$54,660	$(129)	$468,109
Income (loss) from operations	21,302	1,119	(9,895)	12,526
Other income	34	138	543	715
Income (loss) before income taxes	21,336	1,257	(9,352)	13,241
Depreciation and amortization	1,938	2,082	5,823	9,843
Total assets	278,563	108,198	—	386,761
Property, technology, and equipment, net	8,679	16,267	—	24,946
Goodwill	85,496	18,773	—	104,269

As of and for the Six Months Ended December 31, 2023			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$349,796	$62,209	$(125)	$411,880
Income (loss) from operations	12,655	4,929	(12,258)	5,326
Other income (expense)	152	25	(119)	58
Income (loss) before income taxes	12,807	4,954	(12,377)	5,384
Depreciation and amortization	1,770	1,920	5,200	8,890
Total assets	253,741	109,303	—	363,044
Property, technology, and equipment, net	10,247	16,080	—	26,327
Goodwill	68,871	20,380	—	89,251

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2025 Acquisitions

Effective September 1, 2024, the Company acquired Foundation Logistics & Services, LLC, a Humble, Texas based, privately held company that provides a full range of specialized transportation and logistics services for companies involved in the exploration, drilling, and production of oil and gas.

Effective October 1, 2024, the Company acquired the assets and operations of Focus Logistics, Inc. (“Focus”), a privately held company with operations in Romulus, Michigan that has operated under the Company’s Service By Air brand since 2006. Focus combined with the Company’s existing operations in the Detroit, Michigan area to solidify the Company’s offerings in the region.

Effective December 1, 2024, the Company acquired the assets and operations of TCB Transportation Associates, LLC d/b/a TCB Transportation, a St Louis, Missouri based, privately held intermodal marketing company specializing in the movement of 40 and 53-foot containers across North America.

The Company structured each of these transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation. Goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist primarily of customer related intangible assets and have an estimated useful life of 10 years.

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

EBITDA is a non-GAAP measure of income and does not include the effects of interest, taxes, and the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude share-based compensation, changes in fair value of contingent consideration, expenses specifically attributable to acquisitions, cybersecurity incident related costs, changes in fair value of interest rate swap contracts, lease termination costs, foreign currency transaction gains and losses, litigation expenses unrelated to our core operations, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended December 31, 2024 and 2023 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$232,862	$19,269	$(67)	$252,064	$166,121	$21,780	$(88)	$187,813
Value-added services	3,901	8,579	—	12,480	3,397	9,872	—	13,269
	236,763	27,848	(67)	264,544	169,518	31,652	(88)	201,082
Cost of transportation and other services
Transportation	180,924	14,794	(67)	195,651	116,976	16,318	(88)	133,206
Value-added services	1,784	3,804	—	5,588	1,373	4,506	—	5,879
	182,708	18,598	(67)	201,239	118,349	20,824	(88)	139,085
Adjusted gross profit (1)
Transportation	51,938	4,475	—	56,413	49,145	5,462	—	54,607
Value-added services	2,117	4,775	—	6,892	2,024	5,366	—	7,390
	$54,055	$9,250	$—	$63,305	$51,169	$10,828	$—	$61,997
Adjusted gross profit percentage
Transportation	22.3%	23.2%	N/A	22.4%	29.6%	25.1%	N/A	29.1%
Value-added services	54.3%	55.7%	N/A	55.2%	59.6%	54.4%	N/A	55.7%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $252.1 million and $187.8 million for the three months ended December 31, 2024 and 2023, respectively. The increase of $64.3 million, or 34.2%, is primarily due to meaningful project charter revenues and additional incremental revenues generated from acquisitions. Adjusted transportation gross profit was $56.4 million and $54.6 million for the three months ended December 31, 2024 and 2023, respectively. Net transportation margins decreased from 29.1% to 22.4%, primarily due to project charter revenues, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $12.5 million and $13.3 for the three months ended December 31, 2024 and 2023, respectively. The decrease is driven by lower volumes from certain customers primarily in our Canadian segment compared to the prior year period. Adjusted value-added services gross profit was $6.9 million for the three months ended December 31, 2024, compared to $7.4 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 55.7% to 55.2%.

The following table provides a reconciliation for the three months ended December 31, 2024 and 2023 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2024	2023
Revenues	$264,544	$201,082
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(201,239)	(139,085)
Depreciation and amortization	(3,707)	(3,205)
GAAP gross profit	$59,598	$58,792
Depreciation and amortization	3,707	3,205
Adjusted gross profit	$63,305	$61,997

GAAP gross profit percentage	22.5%	29.2%
Adjusted gross profit percentage	23.9%	30.8%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$54,055	$9,250	$—	$63,305	$51,169	$10,828	$—	$61,997

Operating expenses:
Operating partner commissions	19,291	—	—	19,291	25,818	—	—	25,818
Personnel costs	14,593	4,495	466	19,554	13,433	4,790	1,537	19,760
Selling, general and administrative expenses	7,053	2,288	1,493	10,834	6,092	2,051	2,376	10,519
Depreciation and amortization	978	1,051	3,009	5,038	845	964	2,555	4,364
Lease termination costs	36	1,130	—	1,166	—	76	—	76
Change in fair value of contingent consideration	—	—	(1,300)	(1,300)	—	—	(204)	(204)

Total operating expenses	41,951	8,964	3,668	54,583	46,188	7,881	6,264	60,333

Income (loss) from operations	12,104	286	(3,668)	8,722	4,981	2,947	(6,264)	1,664
Other income (expense)	18	177	(245)	(50)	100	(44)	(201)	(145)

Income (loss) before income taxes	12,122	463	(3,913)	8,672	5,081	2,903	(6,465)	1,519
Income tax expense	—	—	(2,163)	(2,163)	—	—	(404)	(404)

Net income (loss)	12,122	463	(6,076)	6,509	5,081	2,903	(6,869)	1,115
Less: net income attributable to non- controlling interest	(42)	—	—	(42)	(130)	—	—	(130)

Net income (loss) attributable to Radiant Logistics, Inc.	$12,080	$463	$(6,076)	$6,467	$4,951	$2,903	$(6,869)	$985

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	35.7%	0.0%	N/A	30.5%	50.5%	0.0%	N/A	41.6%
Personnel costs	27.0%	48.6%	N/A	30.9%	26.3%	44.2%	N/A	31.9%
Selling, general and administrative expenses	13.0%	24.7%	N/A	17.1%	11.9%	18.9%	N/A	17.0%
Depreciation and amortization	1.8%	11.4%	N/A	8.0%	1.7%	8.9%	N/A	7.0%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $6.5 million, or 25.3%, to $19.3 million for the three months ended December 31, 2024. The decrease is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, and the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 1,117 basis points to 30.5% from 41.6% for the three months ended December 31, 2024 and 2023, respectively, as a result of a higher percentage of adjusted gross profit generated from Company-owned locations.

Personnel costs decreased $0.2 million, or 1.0%, to $19.6 million for the three months ended December 31, 2024. The decrease is primarily due to the share-based compensation benefit in the period, offset by an increase in headcount from acquisitions, higher sales commissions and bonus expenses. As a percentage of adjusted gross profit, personnel costs decreased 98 basis points to 30.9% from 31.9% for the three months ended December 31, 2024 and 2023, respectively.

Selling, general and administrative (“SG&A”) expenses increased $0.3 million, or 3.0%, to $10.8 million for the three months ended December 31, 2024. The increase is primarily due to increased technology spending, facility costs from acquisitions, and allowance for credit losses, partially offset by lower professional services fees. As a percentage of adjusted gross profit, SG&A increased 15 basis points to 17.1% from 17.0% for the three months ended December 31, 2024 and 2023, respectively.

Depreciation and amortization costs increased $0.6 million, or 15.4%, to $5.0 million for the three months ended December 31, 2024. The increase is attributable to amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs increased 92 basis points to 8.0% from 7.0% for the three months ended December 31, 2024 and 2023, respectively.

Lease termination costs are primarily due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility in British Columbia in order to expand our existing operations.

Our increase in net income is driven principally by decreased operating partner commissions and increased adjusted gross profit, partially offset by lease termination costs and increased income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2024 and 2023 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$12,080	$463	$(6,076)	$6,467	$4,951	$2,903	$(6,869)	$985

Income tax expense	—	—	2,163	2,163	—	—	404	404
Depreciation and amortization (1)	978	1,051	3,009	5,038	960	964	2,555	4,479
Net interest expense	—	—	(56)	(56)	—	—	(330)	(330)

EBITDA	13,058	1,514	(960)	13,612	5,911	3,867	(4,240)	5,538

Share-based compensation	(923)	(61)	(829)	(1,813)	412	79	204	695
Change in fair value of contingent consideration	—	—	(1,300)	(1,300)	—	—	(204)	(204)
Acquisition related costs	—	—	101	101	—	—	252	252
Litigation costs	—	—	130	130	—	—	741	741
Lease termination costs	36	1,130	—	1,166	—	76	—	76
Change in fair value of interest rate swap contracts	—	—	301	301	—	—	531	531
Foreign currency transaction loss (gain)	—	(181)	—	(181)	(84)	163	—	79

Adjusted EBITDA	$12,171	$2,402	$(2,557)	$12,016	$6,239	$4,185	$(2,716)	$7,708
Adjusted EBITDA as a % of adjusted gross profit (2)	22.5%	26.0%	N/A	19.0%	12.2%	38.6%	N/A	12.4%

(1) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

(2) Adjusted gross profit is revenues less the cost of transportation and other services.

Six months ended December 31, 2024 and 2023 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31, 2024				Six Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$405,740	$38,272	$(129)	$443,883	$342,945	$42,963	$(125)	$385,783
Value-added services	7,838	16,388	—	24,226	6,851	19,246	—	26,097
	413,578	54,660	(129)	468,109	349,796	62,209	(125)	411,880
Cost of transportation and other services
Transportation	307,423	29,393	(129)	336,687	244,925	32,567	(125)	277,367
Value-added services	3,337	7,226	—	10,563	2,905	8,785	—	11,690
	310,760	36,619	(129)	347,250	247,830	41,352	(125)	289,057
Adjusted gross profit (1)
Transportation	98,317	8,879	—	107,196	98,020	10,396	—	108,416
Value-added services	4,501	9,162	—	13,663	3,946	10,461	—	14,407
	$102,818	$18,041	$—	$120,859	$101,966	$20,857	$—	$122,823
Adjusted gross profit percentage
Transportation	24.2%	23.2%	N/A	24.1%	28.6%	24.2%	N/A	28.1%
Value-added services	57.4%	55.9%	N/A	56.4%	57.6%	54.4%	N/A	55.2%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $443.9 million and $385.8 million for the six months ended December 31, 2024 and 2023, respectively. The increase of $58.1 million, or 15.1%, is primarily due to meaningful project charter revenues and additional incremental revenues generated from acquisitions. Adjusted transportation gross profit was $107.2 million and $108.4 million for the six months ended December 31, 2024 and 2023, respectively. Net transportation margins decreased from 28.1% to 24.1%, primarily due to project charter revenues, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $24.2 million and $26.1 million for the six months ended December 31, 2024 and 2023, respectively. The decrease is driven by lower volumes from certain customers primarily in our Canadian segment compared to the prior year period. Adjusted value-added services gross profit was $13.7 million for the six months ended December 31, 2024, compared to $14.4 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 55.2% to 56.4%.

The following table provides a reconciliation for the six months ended December 31, 2024 and 2023 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Six Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2024	2023
Revenues	$468,109	$411,880
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(347,250)	(289,057)
Depreciation and amortization	(7,195)	(6,538)
GAAP gross profit	$113,664	$116,285
Depreciation and amortization	7,195	6,538
Adjusted gross profit	$120,859	$122,823

GAAP gross profit percentage	24.3%	28.2%
Adjusted gross profit percentage	25.8%	29.8%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the six months ended December 31, 2024 and 2023:

	Six Months Ended December 31, 2024				Six Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$102,818	$18,041	$—	$120,859	$101,966	$20,857	$—	$122,823

Operating expenses:
Operating partner commissions	38,092	—	—	38,092	49,601	—	—	49,601
Personnel costs	28,147	9,252	1,778	39,177	26,559	9,745	3,083	39,387
Selling, general and administrative expenses	13,303	4,458	3,394	21,155	11,381	4,187	4,425	19,993
Depreciation and amortization	1,938	2,082	5,823	9,843	1,770	1,920	5,200	8,890
Lease termination costs	36	1,130	—	1,166	—	76	—	76
Change in fair value of contingent consideration	—	—	(1,100)	(1,100)	—	—	(450)	(450)

Total operating expenses	81,516	16,922	9,895	108,333	89,311	15,928	12,258	117,497

Income (loss) from operations	21,302	1,119	(9,895)	12,526	12,655	4,929	(12,258)	5,326
Other income (expense)	34	138	543	715	152	25	(119)	58

Income (loss) before income taxes	21,336	1,257	(9,352)	13,241	12,807	4,954	(12,377)	5,384
Income tax expense	—	—	(3,308)	(3,308)	—	—	(1,418)	(1,418)

Net income (loss)	21,336	1,257	(12,660)	9,933	12,807	4,954	(13,795)	3,966
Less: net income attributable to non- controlling interest	(90)	—	—	(90)	(359)	—	—	(359)

Net income (loss) attributable to Radiant Logistics, Inc.	$21,246	$1,257	$(12,660)	$9,843	$12,448	$4,954	$(13,795)	$3,607

	Six Months Ended December 31, 2024				Six Months Ended December 31, 2023
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	37.0%	0.0%	N/A	31.5%	48.6%	0.0%	N/A	40.4%
Personnel costs	27.4%	51.3%	N/A	32.4%	26.0%	46.7%	N/A	32.1%
Selling, general and administrative expenses	12.9%	24.7%	N/A	17.5%	11.2%	20.1%	N/A	16.3%
Depreciation and amortization	1.9%	11.5%	N/A	8.1%	1.7%	9.2%	N/A	7.2%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $11.5 million, or 23.2%, to $38.1 million for the six months ended December 31, 2024. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, and the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 887 basis points to 31.5% from 40.4% for the six months ended December 31, 2024 and 2023, respectively, as a result of a higher percentage of adjusted gross profit generated from Company-owned locations.

Personnel costs decreased $0.2 million, or 0.5%, to $39.2 million for the six months ended December 31, 2024. The decrease is primarily due to the share-based compensation benefit in the period, offset by an increase in headcount from acquisitions, higher sales commissions and bonus expenses. As a percentage of adjusted gross profit, personnel costs increased 35 basis points to 32.4% from 32.1% for the six months ended December 31, 2024 and 2023, respectively.

SG&A expenses increased $1.2 million, or 5.8%, to $21.2 million for the six months ended December 31, 2024. The increase is primarily due to increased technology spending, facilities costs from acquisitions, and allowance for credit losses, partially offset by lower professional service fees. As a percentage of adjusted gross profit, SG&A increased 123 basis points to 17.5% from 16.3% for the six months ended December 31, 2024 and 2023, respectively.

Depreciation and amortization costs increased $0.9 million, or 10.7%, to $9.8 million for the six months ended December 31, 2024. The increase is attributable to amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs increased 91 basis points to 8.1% from 7.2% for the six months ended December 31, 2024 and 2023, respectively.

Lease termination costs are primarily due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility in British Columbia in order to expand our existing operations.

Our increase in net income is driven principally by decreased operating partner commissions, partially offset by lease termination costs, and increased other income and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, gains or losses from changes in fair value of contingent consideration, and changes in fair value of interest rate swap contracts, which are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2024 and 2023 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Six Months Ended December 31, 2024				Six Months Ended December 31, 2023
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$21,246	$1,257	$(12,660)	$9,843	$12,448	$4,954	$(13,795)	$3,607

Income tax expense	—	—	3,308	3,308	—	—	1,418	1,418
Depreciation and amortization (1)	2,052	2,082	5,823	9,957	1,998	1,920	5,200	9,118
Net interest expense	—	—	(284)	(284)	—	—	(614)	(614)

EBITDA	23,298	3,339	(3,813)	22,824	14,446	6,874	(7,791)	13,529

Share-based compensation	(832)	(19)	(799)	(1,650)	795	152	628	1,575
Change in fair value of contingent consideration	—	—	(1,100)	(1,100)	—	—	(450)	(450)
Acquisition related costs	—	—	185	185	—	—	321	321
Litigation costs	—	—	421	421	—	—	1,105	1,105
Gain on litigation settlement	—	—	(1,000)	(1,000)	—	—	—	—
Lease termination costs	36	1,130	—	1,166	—	76	—	76
Change in fair value of interest rate swap contracts	—	—	741	741	—	—	733	733
Foreign currency transaction loss (gain)	22	(141)	—	(119)	(108)	93	—	(15)

Adjusted EBITDA	$22,524	$4,309	$(5,365)	$21,468	$15,133	$7,195	$(5,454)	$16,874
Adjusted EBITDA as a % of adjusted gross profit (2)	21.9%	23.9%	N/A	17.8%	14.8%	34.5%	N/A	13.7%

(1) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

(2) Adjusted gross profit is revenues less the cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of December 31, 2024, we have $19.9 million in unrestricted cash on hand and access to a revolving credit facility to serve as adequate working capital.

Net cash provided by operating activities was $15.9 million and $12.1 million for the six months ended December 31, 2024 and 2023, respectively. The cash provided by operating activities primarily consisted of net income adjusted for depreciation and amortization, offset by changes in operating assets and liabilities. Cash flow from operating activities for the six months ended December 31, 2024 increased by $3.8 million, compared with the same period in fiscal year 2024, primarily due to increased net income and net changes in operating assets and liabilities.

Net cash used for investing activities was $19.4 million and $4.9 million for the six months ended December 31, 2024 and 2023, respectively. Cash paid for acquisitions were $15.9 million and $0.1 million for the six months ended December 31, 2024 and 2023, respectively. Cash paid for purchases of property, technology, and equipment were $3.6 million and $5.0 million for the six months ended December 31, 2024 and 2023, respectively. Proceeds from sale of property, technology, and equipment were $0.1 million and $0.2 million for the six months ended December 31, 2024 and 2023, respectively.

Net cash used for financing activities was $1.4 million and $6.8 million for the six months ended December 31, 2024 and 2023, respectively. Payments of debt issuance costs were $0.1 million for the six months ended December 31, 2023. Repayments of notes payable and finance lease liabilities were $0.4 million and $2.6 million for the six months ended December 31, 2024 and 2023, respectively. Payments for repurchases of common stock were $0.7 million and $3.1 million for the six months ended December 31, 2024 and 2023, respectively. Payments of contingent consideration were $0.1 and $0.3 million for the six months ended December 31, 2024 and 2023, respectively Distributions to non-controlling interest were $0.1 million and $0.3 million for the six months ended December 31, 2024 and 2023, respectively. Proceeds from exercise of stock options were $0.4 and less than $0.1 million for the six months ended December 31, 2024 and 2023, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.6 million and $0.4 million for the six months ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, there were no borrowings outstanding on the Revolving Credit Facility. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the six months ended December 31, 2024 would have changed by approximately $0.01 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2024 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2024 due to the existence of the material weakness in internal control over financial reporting described below.

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

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of our management and directors; and
•
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

As of December 31, 2024, we concluded that our internal control over financial reporting was not effective due to the material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness over the Recording and Processing of Revenue Transactions and Remediation Progress

As of June 30, 2023, we concluded that a material weakness existed in our internal controls over financial reporting related to the recording and processing of revenues. As of December 31, 2024, remediation was ongoing. As such, as of December 31, 2024, we concluded that a material weakness still existed in our internal controls over financial reporting related to the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lack the level of precision necessary to ensure the completeness and accuracy of revenues.

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
•
Significant weekly and monthly revenue variances are identified and analyzed by Revenue Accounting to ensure that revenue is reasonably accurate by comparing historical data, other corroborating support, or confirming with operators at individual locations, and are reviewed by the Regional Vice Presidents;
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

Management believes that the suite of controls it has implemented or enhanced during fiscal year 2024 and 2025, which operate at various frequencies and levels of precision, will provide reasonable assurance that a potential material misstatement in revenue would be prevented or detected in a timely manner. Management has implemented targeted enhancements to refine control precision, which improvements have not yet been fully tested to confirm implementation and effectiveness. We may also need to refine the underlying design and implementation as we continue to evaluate the manner in which they operate over a longer period before concluding that the material weakness has been resolved. Nevertheless, in recognition of the progress made during fiscal year 2024, and management’s resolve to address the remaining weakness, it is our goal to resolve the material weakness in fiscal year 2025.

Changes in Internal Control over Financial Reporting

Except for the remediation activities of the material weakness over the recording and processing of revenue transactions described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. The Company did not purchase shares of common stock during the three months ended December 31, 2024. As of December 31, 2024, the company may purchase 4,676,592 shares under the repurchase program.

Item 5. Other Information

(a) None

(b) None

(c) During the nine months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Securities and Exchange Commission Regulation S-K.

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

RADIANT LOGISTICS, INC.

Date: February 10, 2025	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2025	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)