Form 10-Q
period 2025-03-31
RADIANT LOGISTICS, INC
filed 2025-05-12
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

There were 47,143,178 shares outstanding of the registrant’s common stock as of May 5, 2025.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,041	$24,874
Accounts receivable, net of allowance of $2,029 and $2,103, respectively	134,730	118,016
Contract assets	6,596	7,615
Income tax receivable	759	3,133
Prepaid expenses and other current assets	9,117	10,567
Total current assets	170,243	164,205

Property, technology, and equipment, net	23,559	25,558

Goodwill	115,385	93,043
Intangible assets, net	47,785	34,943
Operating lease right-of-use assets	55,242	49,850
Deposits and other assets	2,288	3,586
Total other long-term assets	220,700	181,422
Total assets	$414,502	$371,185

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,051	$73,558
Operating partner commissions payable	10,603	13,291
Accrued expenses	9,876	8,948
Current portion of operating lease liabilities	12,484	11,629
Current portion of finance lease liabilities	566	643
Current portion of contingent consideration	6,193	455
Other current liabilities	603	1,927
Total current liabilities	114,376	110,451

Notes payable	15,000	—
Operating lease liabilities, net of current portion	49,855	45,026
Finance lease liabilities, net of current portion	1,036	677
Contingent consideration, net of current portion	13,620	4,710
Deferred tax liabilities	2,088	812
Other long-term liabilities	210	—
Total long-term liabilities	81,809	51,225
Total liabilities	196,185	161,676

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,323,827 and 51,844,249 shares issued, and 47,159,161 and 46,808,943 shares outstanding, respectively	34	33
Additional paid-in capital	110,224	110,763
Treasury stock, at cost, 5,164,666 and 5,035,306 shares, respectively	(31,874)	(31,166)
Retained earnings	145,662	133,278
Accumulated other comprehensive loss	(5,808)	(3,546)
Total Radiant Logistics, Inc. stockholders’ equity	218,238	209,362
Non-controlling interest	79	147
Total equity	218,317	209,509
Total liabilities and equity	$414,502	$371,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$214,007	$184,559	$682,116	$596,438

Operating expenses:
Cost of transportation and other services	155,832	131,438	503,082	420,495
Operating partner commissions	19,256	20,077	57,348	69,678
Personnel costs	20,450	19,416	59,627	58,803
Selling, general and administrative expenses	9,739	9,994	30,894	29,987
Depreciation and amortization	4,936	4,540	14,779	13,430
Lease termination costs	210	—	1,376	76
Change in fair value of contingent consideration	250	—	(850)	(450)
Total operating expenses	210,673	185,465	666,256	592,019

Income (loss) from operations	3,334	(906)	15,860	4,419

Other income (expense):
Interest income	292	623	1,124	1,829
Interest expense	(303)	(250)	(851)	(843)
Foreign currency transaction gain	96	105	215	121
Change in fair value of interest rate swap contracts	(291)	(170)	(1,032)	(903)
Other	17	32	1,070	195
Total other income (expense)	(189)	340	526	399

Income (loss) before income taxes	3,145	(566)	16,386	4,818

Income tax expense	(573)	(49)	(3,881)	(1,467)

Net income (loss)	2,572	(615)	12,505	3,351
Less: net income attributable to non-controlling interest	(31)	(88)	(121)	(447)

Net income (loss) attributable to Radiant Logistics, Inc.	$2,541	$(703)	$12,384	$2,904

Other comprehensive income (loss):
Foreign currency translation gain (loss)	9	(1,151)	(2,262)	(882)
Comprehensive income (loss)	$2,581	$(1,766)	$10,243	$2,469

Income (loss) per share:
Basic	$0.05	$(0.02)	$0.26	$0.06
Diluted	$0.05	$(0.02)	$0.25	$0.06

Weighted average common shares outstanding:
Basic	47,073,339	46,963,845	46,911,231	47,084,645
Diluted	48,666,557	46,963,845	48,743,999	48,899,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Nine Months Ended March 31, 2025

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509
Repurchase of common stock	(129,360)	—	—	(708)	—	—	(708)	—	(708)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	143,036	—	(41)	—	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	22,527	—	(421)	—	—	—	(421)	—	(421)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(78)	(78)
Share-based compensation	—	—	163	—	—	—	163	—	163
Net income	—	—	—	—	3,376	—	3,376	48	3,424
Other comprehensive income	—	—	—	—	—	640	640	—	640
Balance as of September 30, 2024	46,845,146	$33	$110,464	$(31,874)	$136,654	$(2,906)	$212,371	$117	$212,488

Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	18,433	1	(390)	—	—	—	(389)	—	(389)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	133,891	—	724	—	—	—	724	—	724
Distribution to non-controlling interest	—	—		—	—	—	—	(60)	(60)
Share-based compensation	—	—	(1,813)	—	—	—	(1,813)	—	(1,813)
Net income	—	—	—	—	6,467	—	6,467	42	6,509
Other comprehensive loss	—	—	—	—	—	(2,911)	(2,911)	—	(2,911)
Balance as of December 31, 2024	46,997,470	$34	$108,985	$(31,874)	$143,121	$(5,817)	$214,449	$99	$214,548

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	161,691	—	769	—	—	—	769	—	769
Distribution to non-controlling interest	—	—	—	—	—	—	—	(51)	(51)
Share-based compensation	—	—	470	—	—	—	470	—	470
Net income	—	—	—	—	2,541	—	2,541	31	2,572
Other comprehensive income	—	—	—	—	—	9	9	—	9
Balance as of March 31, 2025	47,159,161	$34	$110,224	$(31,874)	$145,662	$(5,808)	$218,238	$79	$218,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Nine Months Ended March 31, 2024

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096
Repurchase of common stock	(35,349)	—	—	(230)	—	—	(230)	—	(230)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	127,868	—	(331)	—	—	—	(331)	—	(331)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,933	—	—	—	—	—	—	—	—
Share-based compensation	—	—	881	—	—	—	881	—	881
Net income	—	—	—	—	2,622	—	2,622	229	2,851
Other comprehensive loss	—	—	—	—	—	(1,128)	(1,128)	—	(1,128)
Balance as of September 30, 2023	47,388,981	$33	$109,066	$(27,297)	$128,215	$(3,333)	$206,684	$455	$207,139

Repurchase of common stock	(497,052)	—	—	(2,851)	—	—	(2,851)	—	(2,851)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	27,980	—	(32)	—	—	—	(32)	—	(32)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	1,539	—	—	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	(345)	(345)
Share-based compensation	—	—	694	—	—	—	694	—	694
Net income	—	—	—	—	985	—	985	130	1,115
Other comprehensive income	—	—	—	—	—	1,397	1,397	—	1,397
Balance as of December 31, 2023	46,921,448	$33	$109,728	$(30,148)	$129,200	$(1,936)	$206,877	$240	$207,117

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	80,149	—	(3)	—	—	—	(3)	—	(3)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(150)	(150)
Share-based compensation	—	—	951	—	—	—	951	—	951
Net loss	—	—	—	—	(703)	—	(703)	88	(615)
Other comprehensive loss	—	—	—	—	—	(1,151)	(1,151)	—	(1,151)
Balance as of March 31, 2024	47,001,597	$33	$110,676	$(30,148)	$128,497	$(3,087)	$205,971	$178	$206,149

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$12,505	$3,351
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	(1,180)	2,526
Amortization of intangible assets	8,821	7,780
Depreciation and amortization of property, technology, and equipment	5,958	5,650
Deferred income tax benefit	(262)	(186)
Amortization of debt issuance costs	300	384
Change in fair value of contingent consideration	(850)	(450)
Change in fair value of interest rate swap contracts	1,032	903
Other	1,432	1,013
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(9,360)	20,718
Contract assets	991	(1,076)
Income tax receivable	1,693	(4,582)
Prepaid expenses, deposits, and other assets	1,706	3,743
Operating lease right-of-use assets	8,377	8,595
Accounts payable	(4,636)	(14,235)
Operating partner commissions payable	(2,688)	(5,380)
Accrued expenses and other liabilities	(4,811)	(999)
Operating lease liabilities	(8,875)	(8,286)
Payment of contingent consideration	—	(3,473)
Net cash provided by operating activities	10,153	15,996

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(25,677)	(1,959)
Purchases of property, technology, and equipment	(4,229)	(7,151)
Proceeds from sale of property, technology, and equipment	114	235
Net cash used for investing activities	(29,792)	(8,875)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	35,200	—
Repayments of revolving credit facility	(20,200)	—
Payments of debt issuance costs	—	(119)
Repayments of notes payable and finance lease liabilities	(555)	(3,946)
Repurchases of common stock	(708)	(3,081)
Payments of contingent consideration	(252)	(250)
Distributions to non-controlling interest	(189)	(495)
Proceeds from exercise of stock options	1,207	5
Payments of employee tax withholdings related to restricted stock units and stock options	(566)	(371)
Net cash provided by (used for) financing activities	13,937	(8,257)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(131)	(100)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,833)	(1,236)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	24,874	33,062

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$19,041	$31,826

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$19,041	$31,233
Restricted cash	—	593
Total cash, cash equivalents, and restricted cash	$19,041	$31,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$5,053	$6,236
Interest paid	$564	$394

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

b) Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

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

e) Accounts Receivable

Accounts receivable, which includes billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $23,312 and $22,908 as of March 31, 2025 and June 30, 2024, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2024	$2,103
Write-offs	(981)
Recoveries	175
Provision for expected credit losses	696
Foreign currency translation and other	36

Balance as of March 31, 2025	$2,029

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

As of March 31, 2025, management believes no impairment exists.

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

Definite-lived intangible assets consist of customer related intangible assets, trade names and trademarks, licenses, developed technology, and non-compete agreements arising from the Company’s acquisitions. Customer related intangible assets and trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, licenses are amortized using the straight-line method over 10 years, developed technology is amortized using the straight-line method over five years, and non-compete agreements are amortized using the straight-line method over periods of up to five years.

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

Operating Partner and Other Commissions

The Company enters into contractual arrangements with strategic operating partners that operate, on behalf of the Company, an office in a specific location that engages primarily in arranging domestic and international transportation services. In return, the strategic operating partner is compensated through the payment of sales commissions, which are based on individual shipments. The Company accrues the strategic operating partners’ commission obligation ratably as the goods are transferred to the customer.

The Company records employee sales commissions related to transportation services as an expense when incurred since the amortization period of such costs is less than one year.

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $583 and $1,518 for the three and nine months ended March 31, 2025, respectively, and $549 and $1,401 for the three and nine months ended March 31, 2024, respectively.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2025 and 2024 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three and nine months ended March 31, 2025 and 2024 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of March 31, 2025, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of March 31, 2025, there have been no reissuances of treasury stock.

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

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$182,034	$20,440	$(88)	$202,386
Value-added services (1)	3,976	7,645	—	11,621
Total	$186,010	$28,085	$(88)	$214,007

Timing of revenue recognition:
Services transferred over time	$184,698	$28,030	$(88)	$212,640
Services transferred at a point in time	1,312	55	—	1,367
Total	$186,010	$28,085	$(88)	$214,007

	Nine Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$587,774	$58,712	$(217)	$646,269
Value-added services (1)	11,814	24,033	—	35,847
Total	$599,588	$82,745	$(217)	$682,116

Timing of revenue recognition:
Services transferred over time	$594,950	$82,625	$(217)	$677,358
Services transferred at a point in time	4,638	120	—	4,758
Total	$599,588	$82,745	$(217)	$682,116

	Three Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$153,428	$20,055	$(42)	$173,441
Value-added services (1)	3,419	7,699	—	11,118
Total	$156,847	$27,754	$(42)	$184,559

Timing of revenue recognition:
Services transferred over time	$155,369	$27,734	$(42)	$183,061
Services transferred at a point in time	1,478	20	—	1,498
Total	$156,847	$27,754	$(42)	$184,559

	Nine Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$496,372	$63,018	$(167)	$559,223
Value-added services (1)	10,270	26,945	—	37,215
Total	$506,642	$89,963	$(167)	$596,438

Timing of revenue recognition:
Services transferred over time	$502,060	$89,904	$(167)	$591,797
Services transferred at a point in time	4,582	59	—	4,641
Total	$506,642	$89,963	$(167)	$596,438

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Radiant Logistics, Inc.	$2,541	$(703)	$12,384	$2,904

Denominator:
Weighted average common shares outstanding, basic	47,073,339	46,963,845	46,911,231	47,084,645
Dilutive effect of share-based awards	1,593,218	—	1,832,768	1,814,493

Weighted average common shares outstanding, diluted	48,666,557	46,963,845	48,743,999	48,899,138

Potentially dilutive common shares excluded	100,000	2,291,322	103,333	106,667

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034. During the three and nine months ended March 31, 2025, the Company recorded lease termination costs of $210 and $1,376 for exiting an existing warehouse facility prior to the conclusion of the lease term and relocating to a larger facility in British Columbia to expand its existing operations. These amounts are included in the components of lease expense below.

The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$3,591	$3,529	$12,254	$10,905

Finance leases:
Amortization of leased assets	186	171	526	555
Interest on lease liabilities	24	20	67	53

Total finance lease cost	$210	$191	$593	$608

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended March 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8,954	$10,595
Operating cash flows paid for interest portion of finance leases	67	53
Financing cash flows paid for principal portion of finance leases	555	452

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16,969	$5,278
Finance leases	848	211

Supplemental balance sheet information related to leases are as follows:

	March 31,	June 30,
(In thousands)	2025	2024
Operating leases:
Operating lease right-of-use assets	$55,242	$49,850

Current portion of operating lease liabilities	12,484	11,629
Operating lease liabilities, net of current portion	49,855	45,026

Total operating lease liabilities	$62,339	$56,655

Finance leases:
Property, technology, and equipment, net	$1,536	$1,236

Current portion of finance lease liabilities	566	643
Finance lease liabilities, net of current portion	1,036	677

Total finance lease liabilities	$1,602	$1,320

Weighted average remaining lease term:
Operating leases	6.2 years	5.7 years
Finance leases	4.1 years	3.3 years

Weighted average discount rate:
Operating leases	5.79%	5.52%
Finance leases	5.83%	5.62%

As of March 31, 2025, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2025 (remaining)	$5,408	$284
2026	15,028	511
2027	13,716	296
2028	9,411	282
2029	6,565	271
Thereafter	26,285	238

Total lease payments	76,413	1,882

Less imputed interest	(14,074)	(280)

Total lease liabilities	$62,339	$1,602

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		March 31,	June 30,
(In thousands)	Useful Life	2025	2024
Computer software	3 − 5 years	$28,500	$28,165
Office and warehouse equipment	3 − 15 years	17,568	16,275
Leasehold improvements	(1)	11,515	11,170
Trailers and related equipment	3 − 15 years	6,874	6,946
Computer equipment	3 − 5 years	5,582	5,240
Furniture and fixtures	3 − 15 years	1,994	1,836

Property, technology, and equipment		72,033	69,632
Less: accumulated depreciation and amortization		(48,474)	(44,074)

Property, technology, and equipment, net		$23,559	$25,558
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,924 and $5,958 for the three and nine months ended March 31, 2025, respectively; and $1,957 and $5,650 for the three and nine months ended March 31, 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

(In thousands)
Balance as of June 30, 2024	$93,043
Acquisitions	23,315
Foreign currency translation loss	(973)

Balance as of March 31, 2025	$115,385

Intangible Assets

Intangible assets consist of the following:

	March 31, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.4 years	$145,852	$(101,812)	$44,040
Trade names and trademarks	5.9 years	15,130	(12,894)	2,236
Developed technology	1.7 years	4,091	(2,727)	1,364
Licenses	2.0 years	723	(578)	145
Covenants not to compete	−	889	(889)	—

		$166,685	$(118,900)	$47,785

	June 30, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$125,552	$(95,383)	$30,169
Trade names and trademarks	6.6 years	15,382	(12,857)	2,525
Developed technology	2.4 years	4,091	(2,114)	1,977
Licenses	2.7 years	760	(551)	209
Covenants not to compete	0.6 years	1,433	(1,370)	63

		$147,218	$(112,275)	$34,943

Amortization expense amounted to $3,012 and $8,821 for the three and nine months ended March 31, 2025, respectively, and $2,583 and $7,780 for the three and nine months ended March 31, 2024, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2025 (remaining)	$1,697
2026	6,503
2027	5,933
2028	5,327
2029	4,744

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its guarantors. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of March 31, 2025, the one-month SOFR was 4.32%.

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

Borrowings outstanding on the Revolving Credit Facility were $15,000 as of March 31, 2025. There were no borrowing outstanding as of June 30, 2024. As of March 31, 2025, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

All derivatives are recognized on the Company’s condensed consolidated balance sheets at their fair values and consist of interest rate swap contracts as of June 30, 2024. The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s Revolving Credit Facility from a floating to a fixed rate. The interest rate swaps are agreements between the Company and Bank of America to pay, in the future, a fixed rate payment in exchange for Bank of America paying the Company a variable payment. The net payment obligation is based on the notional amount of the swap contracts and the prevailing market interest rates.

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

The derivative instruments had a total notional amount of $30,000 and a fair value of $1,032 recorded in deposits and other assets in the condensed consolidated balance sheets as of June 30, 2024. Both interest rate swap contracts matured and terminated on March 13, 2025 and there is no notional amount or fair value as of March 31, 2025.

Neither interest rate swap contract is designated as a hedge, and gains and losses from changes in fair value are recognized in the condensed consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding on March 31, 2025 or June 30, 2024.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The programs do not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. Under these repurchase programs, the Company purchased 129,360 shares of its common stock at an average cost of $5.47 per share for an aggregate cost of $708, and 532,401 shares of its common stock at an average cost of $5.79 per share for an aggregate cost of $3,081 during the nine months ended March 31, 2025 and 2024, respectively.

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

RLP recorded $52 and $202 in net income, of which RCP’s distributable share was $31 and $121 for the three and nine months ended March 31, 2025, respectively. RLP recorded $148 and $746 in net income, of which RCP’s distributable share was $88 and $447 for the three and nine months ended March 31, 2024, respectively. The non-controlling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(19,813)	$(19,813)
Interest rate swap contracts (derivatives)	—	—

	Fair Value Measurements as of June 30, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(5,165)	$(5,165)
Interest rate swap contracts (derivatives)	1,032	1,032

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2024	$(5,165)	$1,032
Increase related to acquisitions	(15,750)	—
Contingent consideration paid	252	—
Change in fair value	850	(1,032)

Balance as of March 31, 2025	$(19,813)	$—

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $42,722 through earn-out periods measured through February 2027.

As discussed in Note 9, derivative instruments are carried at fair value on the condensed consolidated balance sheets. The fair market value of interest rate swaps are determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America. The interest rate swap contracts matured and there is no fair value as of March 31, 2025.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three and nine months ended March 31, 2025, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Current income tax expense (benefit)	$1,024	$(1,254)	$4,143	$1,653
Deferred income tax expense (benefit)	(451)	1,303	(262)	(186)

Income tax expense	$573	$49	$3,881	$1,467

The Company’s effective tax rate is 25.8% and 30.2% for the nine months ended March 31, 2025 and 2024, respectively. Income tax expense for the nine months ended March 31, 2025 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal and state taxes. Income tax expense for the nine months ended March 31, 2024 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal, state and foreign income taxes, and reduced by share-based compensation benefits, which was discretely recognized and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $452 and share-based compensation benefit of $1,234 for the three and nine months ended March 31, 2025, respectively. The benefit recorded during the nine months ended March 31, 2025 is due to forfeitures of certain PSU grants, and a change in the probable outcome of performance conditions being achieved for other PSU grants. The Company recognized share-based compensation expense related to restricted stock units of $933 and $2,472 for the three and nine months ended March 31, 2024, respectively. As of March 31, 2025, the Company had approximately $3,261 of total unrecognized share-based compensation expense for restricted stock units expected to be recognized over a weighted average period of approximately 2.14 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2024	1,553,127	$6.63
Vested	(226,461)	6.60
Granted	529,598	6.85
Forfeited	(385,680)	7.05

Unvested balance as of March 31, 2025	1,470,584	$6.60

The table above includes 892,578 and 870,252 PSUs with performance-based conditions as of March 31, 2025 and June 30, 2024, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $54 for the three and nine months ended March 31, 2025, respectively, and $18 and $54 for the three and nine months ended March 31, 2024, respectively. As of March 31, 2025, the Company had approximately $84 of total unrecognized share-based compensation expense for stock options expected to be recognized over a weighted average period of approximately 1.18 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2024	733,093	$4.63	1.73	$963
Exercised	(447,719)	4.47	—	1,165

Outstanding as of March 31, 2025	285,374	$4.89	2.79	$490

Exercisable as of March 31, 2025	245,374	$4.47	2.24	$490

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2025 (remaining)	$223
2026	5,970
2027	11,160
2028	2,460

Total	$19,813

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

As of and for the Three Months Ended March 31, 2025			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$186,010	$28,085	$(88)	$214,007
Income (loss) from operations	8,261	1,506	(6,433)	3,334
Other income (expense)	91	22	(302)	(189)
Income (loss) before income taxes	8,352	1,528	(6,735)	3,145
Depreciation and amortization	954	963	3,019	4,936
Total assets	308,254	106,248	—	414,502
Property, technology, and equipment, net	7,944	15,615	—	23,559
Goodwill	96,619	18,766	—	115,385

As of and for the Three Months Ended March 31, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$156,847	$27,754	$(42)	$184,559
Income (loss) from operations	3,993	1,021	(5,920)	(906)
Other income	10	127	203	340
Income (loss) before income taxes	4,003	1,148	(5,717)	(566)
Depreciation and amortization	937	1,014	2,589	4,540
Total assets	254,702	109,264	—	363,966
Property, technology, and equipment, net	9,714	16,512	—	26,226
Goodwill	70,483	19,941	—	90,424

As of and for the Nine Months Ended March 31, 2025			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$599,588	$82,745	$(217)	$682,116
Income (loss) from operations	29,564	2,625	(16,329)	15,860
Other income	125	160	241	526
Income (loss) before income taxes	29,689	2,785	(16,088)	16,386
Depreciation and amortization	2,892	3,045	8,842	14,779
Total assets	308,254	106,248	—	414,502
Property, technology, and equipment, net	7,944	15,615	—	23,559
Goodwill	96,619	18,766	—	115,385

As of and for the Nine Months Ended March 31, 2024			Corporate/
(In thousands)	United States	Canada	Eliminations	Total
Revenues	$506,642	$89,963	$(167)	$596,438
Income (loss) from operations	16,569	6,026	(18,176)	4,419
Other income	163	153	83	399
Income (loss) before income taxes	16,732	6,179	(18,093)	4,818
Depreciation and amortization	2,707	2,934	7,789	13,430
Total assets	254,702	109,264	—	363,966
Property, technology, and equipment, net	9,714	16,512	—	26,226
Goodwill	70,483	19,941	—	90,424

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

Effective March 1, 2025, the Company acquired Transcon Shipping Co., Inc. (“Transcon”), a California-based, privately held company that combines decades of excellence in ocean freight forwarding services with a complementary portfolio of air freight and other transportation services from strategic gateway locations in Los Angeles, New York and Chicago. Transcon is expected to combine with the Company’s existing operations in New York and Chicago.

The Company structured each of these transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation. Goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years, except for the goodwill recorded for Transcon. Intangible assets acquired consist primarily of customer related intangible assets and have an estimated useful life of 10 years.

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

NOTE 18 – SUBSEQUENT EVENTS

Fiscal Year 2025 Acquisition

Effective April 1, 2025, the Company acquired USA Logistics Services, Inc. and USA Carrier Services, LLC (collectively, “USA Logistics”), both Philadelphia, Pennsylvania based, privately held companies that have operated as part of the Company’s Service By Air brand since 2014. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations.

Effective May 1, 2025, the Company acquired Universal Logistics, Inc. a Houston, Texas based privately held company that has operated as part of the Company’s Airgroup brand since 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in-line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from the cybersecurity incident that we reported in March 2024 or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our inability to remediate during fiscal year 2024 a material weakness in our internal controls over financial reporting, and the further risks that may arise should we be unable to remediate that material weakness during fiscal year 2025; and such other factors that may be identified from time to time in our U.S Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth herein and under the caption “Risk Factors” in Part 1 Item 1A of our Form 10-K for the year ended June 30, 2024. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, including inflation, geopolitical tensions, and changes in consumer behavior could have a negative impact on our business and financial results.

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

Results of Operations

Three months ended March 31, 2025 and 2024 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$182,034	$20,440	$(88)	$202,386	$153,428	$20,055	$(42)	$173,441
Value-added services	3,976	7,645	—	11,621	3,419	7,699	—	11,118
	186,010	28,085	(88)	214,007	156,847	27,754	(42)	184,559
Cost of transportation and other services
Transportation	135,077	15,974	(88)	150,963	110,602	15,513	(42)	126,073
Value-added services	1,588	3,281	—	4,869	1,748	3,617	—	5,365
	136,665	19,255	(88)	155,832	112,350	19,130	(42)	131,438
Adjusted gross profit (1)
Transportation	46,957	4,466	—	51,423	42,826	4,542	—	47,368
Value-added services	2,388	4,364	—	6,752	1,671	4,082	—	5,753
	$49,345	$8,830	$—	$58,175	$44,497	$8,624	$—	$53,121
Adjusted gross profit percentage
Transportation	25.8%	21.8%	N/A	25.4%	27.9%	22.6%	N/A	27.3%
Value-added services	60.1%	57.1%	N/A	58.1%	48.9%	53.0%	N/A	51.7%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $202.4 million and $173.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $29.0 million, or 16.7% is primarily due to incremental revenues generated from acquisitions of $16.7 million. Adjusted transportation gross profit was $51.4 million and $47.4 million for the three months ended March 31, 2025 and 2024, respectively. Net transportation margins decreased from 27.3% to 25.4%, primarily due to increases in ocean revenues, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $11.6 million and $11.1 million for the three months ended March 31, 2025 and 2024, respectively. Adjusted value-added services gross profit was $6.8 million for the three months ended March 31, 2025, compared to $5.8 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 51.7% to 58.1%.

The following table provides a reconciliation for the three months ended March 31, 2025 and 2024 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2025	2024
Revenues	$214,007	$184,559
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(155,832)	(131,438)
Depreciation and amortization	(3,632)	(4,370)
GAAP gross profit	$54,543	$48,751
Depreciation and amortization	3,632	4,370
Adjusted gross profit	$58,175	$53,121

GAAP gross profit percentage	25.5%	26.4%
Adjusted gross profit percentage	27.2%	28.8%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$49,345	$8,830	$—	$58,175	$44,497	$8,624	$—	$53,121

Operating expenses:
Operating partner commissions	19,256	—	—	19,256	20,077	—	—	20,077
Personnel costs	14,441	4,222	1,787	20,450	13,134	4,638	1,644	19,416
Selling, general and administrative expenses	6,416	1,945	1,378	9,739	6,356	1,951	1,687	9,994
Depreciation and amortization	954	963	3,019	4,936	937	1,014	2,589	4,540
Lease termination costs	16	194	—	210	—	—	—	—
Change in fair value of contingent consideration	—	—	250	250	—	—	—	—

Total operating expenses	41,083	7,324	6,434	54,841	40,504	7,603	5,920	54,027

Income (loss) from operations	8,261	1,506	(6,433)	3,334	3,993	1,021	(5,920)	(906)
Other income (expense)	91	22	(302)	(189)	10	127	203	340

Income (loss) before income taxes	8,352	1,528	(6,735)	3,145	4,003	1,148	(5,717)	(566)
Income tax expense	—	—	(573)	(573)	—	—	(49)	(49)

Net income (loss)	8,352	1,528	(7,308)	2,572	4,003	1,148	(5,766)	(615)
Less: Net income attributable to non-controlling interest	(31)	—	—	(31)	(88)	—	—	(88)

Net income (loss) attributable to Radiant Logistics, Inc.	$8,321	$1,528	$(7,308)	$2,541	$3,915	$1,148	$(5,766)	$(703)

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	39.0%	0.0%	N/A	33.1%	45.1%	0.0%	N/A	37.8%
Personnel costs	29.3%	47.8%	N/A	35.2%	29.5%	53.8%	N/A	36.6%
Selling, general and administrative expenses	13.0%	22.0%	N/A	16.7%	14.3%	22.6%	N/A	18.8%
Depreciation and amortization	1.9%	10.9%	N/A	8.5%	2.1%	11.8%	N/A	8.5%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $0.8 million, or 4.1%, to $19.3 million for the three months ended March 31, 2025. The decrease is primarily due to the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 469 basis points to 33.1% from 37.8% for the three months ended March 31, 2025 and 2024, respectively, as a result of a higher percentage of adjusted gross profit generated from Company-owned locations.

Personnel costs increased $1.1 million, or 5.3%, to $20.5 million for the three months ended March 31, 2025. The increase is primarily due to an increase in headcount from acquisitions. As a percentage of adjusted gross profit, personnel costs decreased 140 basis points to 35.2% from 36.6% for the three months ended March 31, 2025 and 2024, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $0.3 million, or 2.6%, to $9.7 million for the three months ended March 31, 2025. The decrease is primarily due to lower professional services fees, partially offset by increased facilities costs from acquisitions. As a percentage of adjusted gross profit, SG&A decreased 210 basis points to 16.7% from 18.8% for the three months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization costs increased $0.4 million, or 8.7%, to $4.9 million for the three months ended March 31, 2025. The increase is attributable to amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 6 basis points to 8.5% from 8.5% for the three months ended March 31, 2025 and 2024, respectively.

Our increase in net income is driven principally by increased adjusted gross profit, partially offset by increased other expenses and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2025 and 2024 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States (3)	Canada	Corporate/ Eliminations (3)	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$8,321	$1,528	$(7,308)	$2,541	$3,915	$1,148	$(5,766)	$(703)

Income tax expense	—	—	573	573	—	—	49	49
Depreciation and amortization (1)	954	963	3,019	4,936	1,051	1,014	2,589	4,654
Net interest expense	—	—	11	11	—	—	(373)	(373)

EBITDA	9,275	2,491	(3,705)	8,061	4,966	2,162	(3,501)	3,627

Share-based compensation	200	33	237	470	429	83	439	951
Change in fair value of contingent consideration	—	—	250	250	—	—	—	—
Acquisition related costs	—	—	179	179	—	—	129	129
Cybersecurity event	—	—	—	—	—	—	266	266
Litigation costs	—	—	33	33	—	—	170	170
Lease termination costs	16	194	—	210	—	—	—	—
Change in fair value of interest rate swap contracts	—	—	291	291	—	—	170	170
Foreign currency transaction loss (gain)	(34)	(62)	—	(96)	11	(116)	—	(105)

Adjusted EBITDA	$9,457	$2,656	$(2,715)	$9,398	$5,406	$2,129	$(2,327)	$5,208
Adjusted EBITDA as a % of adjusted gross profit (2)	19.2%	30.1%	N/A	16.2%	12.1%	24.7%	N/A	9.8%

(1) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

(2) Adjusted gross profit is revenues less the cost of transportation and other services.

Nine months ended March 31, 2025 and 2024 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31, 2025				Nine Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$587,774	$58,712	$(217)	$646,269	$496,372	$63,018	$(167)	$559,223
Value-added services	11,814	24,033	—	35,847	10,270	26,945	—	37,215
	599,588	82,745	(217)	682,116	506,642	89,963	(167)	596,438
Cost of transportation and other services
Transportation	442,500	45,367	(217)	487,650	355,527	48,080	(167)	403,440
Value-added services	4,925	10,507	—	15,432	4,653	12,402	—	17,055
	447,425	55,874	(217)	503,082	360,180	60,482	(167)	420,495
Adjusted gross profit (1)
Transportation	145,274	13,345	—	158,619	140,845	14,938	—	155,783
Value-added services	6,889	13,526	—	20,415	5,617	14,543	—	20,160
	$152,163	$26,871	$—	$179,034	$146,462	$29,481	$—	$175,943
Adjusted gross profit percentage
Transportation	24.7%	22.7%	N/A	24.5%	28.4%	23.7%	N/A	27.9%
Value-added services	58.3%	56.3%	N/A	57.0%	54.7%	54.0%	N/A	54.2%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $646.3 million and $559.2 million for the nine months ended March 31, 2025 and 2024, respectively. The increase of $87.1 million, or 15.6%, is primarily due to meaningful project charter revenues of $58.5 million and additional incremental revenues generated from acquisitions of $28.8 million. Adjusted transportation gross profit was $158.6 million and $155.8 million for the nine months ended March 31, 2025 and 2024, respectively. Net transportation margins decreased from 27.9% to 24.5%, primarily due to project charter revenues and increases in ocean revenues, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $35.8 million and $37.2 million for the nine months ended March 31, 2025 and 2024, respectively. The decrease is driven by lower volumes from certain customers primarily in our Canadian segment compared to the prior year period. Adjusted value-added services gross profit was $20.4 million for the nine months ended March 31, 2025, compared to $20.2 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 54.2% to 57.0%.

The following table provides a reconciliation for the nine months ended March 31, 2025 and 2024 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Nine Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2025	2024
Revenues	$682,116	$596,438
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(503,082)	(420,495)
Depreciation and amortization	(10,827)	(10,908)
GAAP gross profit	$168,207	$165,035
Depreciation and amortization	10,827	10,908
Adjusted gross profit	$179,034	$175,943

GAAP gross profit percentage	24.7%	27.7%
Adjusted gross profit percentage	26.2%	29.5%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31, 2025				Nine Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$152,163	$26,871	$—	$179,034	$146,462	$29,481	$—	$175,943

Operating expenses:
Operating partner commissions	57,348	—	—	57,348	69,678	—	—	69,678
Personnel costs	42,588	13,474	3,565	59,627	39,693	14,384	4,726	58,803
Selling, general and administrative expenses	19,719	6,403	4,772	30,894	17,815	6,061	6,111	29,987
Depreciation and amortization	2,892	3,045	8,842	14,779	2,707	2,934	7,789	13,430
Lease termination costs	52	1,324	—	1,376	—	76	—	76
Change in fair value of contingent consideration	—	—	(850)	(850)	—	—	(450)	(450)

Total operating expenses	122,599	24,246	16,329	163,174	129,893	23,455	18,176	171,524

Income (loss) from operations	29,564	2,625	(16,329)	15,860	16,569	6,026	(18,176)	4,419
Other Income	125	160	241	526	163	153	83	399

Income (loss) before income taxes	29,689	2,785	(16,088)	16,386	16,732	6,179	(18,093)	4,818
Income tax expense	—	—	(3,881)	(3,881)	—	—	(1,467)	(1,467)

Net income (loss)	29,689	2,785	(19,969)	12,505	16,732	6,179	(19,560)	3,351
Less: net income attributable to non- controlling interest	(121)	—	—	(121)	(447)	—	—	(447)

Net income (loss) attributable to Radiant Logistics, Inc.	$29,568	$2,785	$(19,969)	$12,384	$16,285	$6,179	$(19,560)	$2,904

	Nine Months Ended March 31, 2025				Nine Months Ended March 31, 2024
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	37.7%	0.0%	N/A	32.0%	47.6%	0.0%	N/A	39.6%
Personnel costs	28.0%	50.1%	N/A	33.3%	27.1%	48.8%	N/A	33.4%
Selling, general and administrative expenses	13.0%	23.8%	N/A	17.3%	12.2%	20.6%	N/A	17.0%
Depreciation and amortization	1.9%	11.3%	N/A	8.3%	1.8%	10.0%	N/A	7.6%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $12.4 million, or 17.7%, to $57.3 million for the nine months ended March 31, 2025. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, and the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions decreased 757 basis points to 32.0% from 39.6% for the nine months ended March 31, 2025 and 2024, respectively, as a result of a higher percentage of adjusted gross profit generated from Company-owned locations.

Personnel costs increased $0.8 million, or 1.4%, to $59.6 million for the nine months ended March 31, 2025. The increase is primarily due to an increase in headcount from acquisitions, offset by the share-based compensation benefit in the period. As a percentage of adjusted gross profit, personnel costs decreased 12 basis points to 33.3% from 33.4% for the nine months ended March 31, 2025 and 2024, respectively.

SG&A expenses increased $0.9 million, or 3.0%, to $30.9 million for the nine months ended March 31, 2025. The increase is primarily due to increased technology spending, facilities costs from acquisitions, and travel costs, partially offset by lower professional service fees. As a percentage of adjusted gross profit, SG&A increased 21 basis points to 17.3% from 17.0% for the nine months ended March 31, 2025 and 2024, respectively.

Depreciation and amortization costs increased $1.4 million, or 10.0%, to $14.8 million for the nine months ended March 31, 2025. The increase is attributable to amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs increased 62 basis points to 8.3% from 7.6% for the nine months ended March 31, 2025 and 2024, respectively.

Lease termination costs are primarily due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility in British Columbia in order to expand our existing operations.

Our increase in net income is driven principally by decreased operating partner commissions, partially offset by lease termination costs, and increased income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2025 and 2024 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Nine Months Ended March 31, 2025				Nine Months Ended March 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$29,568	$2,785	$(19,969)	$12,384	$16,285	$6,179	$(19,560)	$2,904

Income tax expense	—	—	3,881	3,881	—	—	1,467	1,467
Depreciation and amortization (1)	3,006	3,045	8,842	14,893	3,050	2,934	7,789	13,773
Net interest expense	—	—	(273)	(273)	—	—	(986)	(986)

EBITDA	32,574	5,830	(7,519)	30,885	19,335	9,113	(11,290)	17,158

Share-based compensation	(632)	14	(562)	(1,180)	1,224	235	1,067	2,526
Change in fair value of contingent consideration	—	—	(850)	(850)	—	—	(450)	(450)
Acquisition related costs	—	—	364	364	—	—	450	450
Cybersecurity event	—	—	—	—	—	—	266	266
Litigation costs	—	—	454	454	—	—	1,275	1,275
Gain on litigation settlement	—	—	(1,000)	(1,000)	—	—	—	—
Lease termination costs	52	1,324	—	1,376	—	76	—	76
Change in fair value of interest rate swap contracts	—	—	1,032	1,032	—	—	903	903
Foreign currency transaction gain	(12)	(203)	—	(215)	(97)	(24)	—	(121)

Adjusted EBITDA	$31,982	$6,965	$(8,081)	$30,866	$20,462	$9,400	$(7,779)	$22,083
Adjusted EBITDA as a % of adjusted gross profit (2)	21.0%	25.9%	N/A	17.2%	14.0%	31.9%	N/A	12.6%

(1) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expenses recognized on certain computer software as a service.

(2) Adjusted gross profit is revenues less the cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of March 31, 2025, we have $19.0 million in unrestricted cash on hand and access to a revolving credit facility to serve as adequate working capital.

Net cash provided by operating activities was $10.2 million and $16.0 million for the nine months ended March 31, 2025 and 2024, respectively. The cash provided by operating activities primarily consisted of net income adjusted for depreciation and amortization, offset by changes in operating assets and liabilities. Cash flow from operating activities for the nine months ended March 31, 2025 decreased by $5.8 million, compared with the same period in fiscal year 2024, primarily due to net changes in operating assets and liabilities offset by increased net income.

Net cash used for investing activities was $29.8 million and $8.9 million for the nine months ended March 31, 2025 and 2024, respectively. Cash paid for acquisitions were $25.7 million and $2.0 million for the nine months ended March 31, 2025 and 2024, respectively. Cash paid for purchases of property, technology, and equipment were $4.2 million and $7.2 million for the nine months ended March 31, 2025 and 2024, respectively. Proceeds from sale of property, technology, and equipment were $0.1 million and $0.2 million for the nine months ended March 31, 2025 and 2024, respectively.

Net cash provided by financing activities was $13.9 million and net cash used for financing activities was $8.3 million for the nine months ended March 31, 2025 and 2024, respectively. Net proceeds from the Revolving Credit Facility were $15.0 million for the nine months ended March 31, 2025. There were no proceeds or repayments for the nine months ended March 31, 2024. Repayments of notes payable and finance lease liabilities were $0.6 million and $3.9 million for the nine months ended March 31, 2025 and 2024, respectively. Payments for repurchases of common stock were $0.7 million and $3.1 million for the nine months ended March 31, 2025 and 2024, respectively. Payments of contingent consideration were $0.3 million for each of the nine months ended March 31, 2025 and 2024, respectively. Distributions to non-controlling interest were $0.2 million and $0.5 million for the nine months ended March 31, 2025 and 2024, respectively. Proceeds from exercise of stock options were $1.2 million and less than $0.1 million for the nine months ended March 31, 2025 and 2024, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.6 million and $0.4 million for the nine months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, borrowings outstanding on the Revolving Credit Facility were $15.0 million. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the nine months ended March 31, 2025 would have changed by approximately $0.02 million.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2025 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were ineffective as of March 31, 2025 due to the existence of the material weakness in internal control over financial reporting described below.

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

As of March 31, 2025, we concluded that our internal control over financial reporting was not effective due to the material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Material Weakness over the Recording and Processing of Revenue Transactions and Remediation Progress

As of June 30, 2023, we concluded that a material weakness existed in our internal controls over financial reporting related to the recording and processing of revenues. As of March 31, 2025, remediation was ongoing. As such, as of March 31, 2025, we concluded that a material weakness still existed in our internal controls over financial reporting related to the recording and processing of revenues. Specifically, the controls as currently designed are not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lack the level of precision necessary to ensure the completeness and accuracy of revenues.

During fiscal year 2024 and 2025, management made significant progress designing and implementing a series of new, or enhanced existing controls aimed at mitigating risks associated with the accuracy, completeness, occurrence, and cut-off of reported revenue. This included a series of controls operating at various frequencies and levels of precision to detect material misstatements, including, among others:

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

These controls are in the process of being fully tested for operating effectiveness. Testing and monitoring will continue through year-end to obtain reasonable assurance that a potential material misstatement in revenue would be prevented or detected in a timely manner. Nevertheless, in recognition of the progress made, and management’s resolve to address the remaining weakness, it is our goal to resolve the material weakness in fiscal year 2025.

Changes in Internal Control over Financial Reporting

Except for the remediation activities of the material weakness over the recording and processing of revenue transactions described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2024, other than the new and revised risk factors below.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the United States or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. Tariffs imposed to date have caused freight volumes to decline, which may have a material adverse effect on our business and results of operations.

The imposition of further tariffs by the U.S. and retaliatory trade measures taken by other countries in response to tariffs imposed by the U.S. could cause freight volumes to decline further and/or for greater lengths of time, which could adversely affect our results of operations. The impact of these trade measures on our business operations and financial results remains uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

Comparisons of our operating results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance.

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control including inflationary pressures and supply chain disruptions. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends, such as inflation, supply chain irregularities, the impacts of tariffs on international trade, and consumer demand that can be difficult to predict or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. The Company did not purchase shares of common stock during the three months ended March 31, 2025. As of March 31, 2025, the company may purchase 4,676,592 shares under the repurchase program.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

RADIANT LOGISTICS, INC.

Date: May 12, 2025	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)