Form 10-K
period 2025-06-30
RADIANT LOGISTICS, INC
filed 2025-09-15
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

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

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2024 was approximately $239 million.

As of September 8, 2025, 47,143,178 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2025.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from prior or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our prior inability to remediate a material weakness in our internal control over financial reporting, and the further risks that may arise should we be unable to maintain an effective system of disclosure controls and internal control over financial reporting in the future; and such other factors that may be identified from time to time in our U.S Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States and Canada. We service a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international freight forwarding and freight brokerage services, including air, ocean, truckload, less-than-truckload (“LTL”), and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary transportation services involve arranging shipments, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL, and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services including materials management and distribution services (collectively, “materials management and distribution” or “MM&D” services), customs house brokerage (“CHB”) services and global trade management (“GTM”) services to complement our core transportation service offering.

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

Offer significant advantages to our strategic operating partners

Our current network is significantly represented by independent agents, who operate exclusively on our behalf, who we also refer to as our “strategic operating partners,” who rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partner networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of their business without diverting costs or expertise to the structural aspect of their operations, thus, providing our strategic operating partners with the regional, national and global brand recognition that they would not otherwise be able to achieve acting alone.

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

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender, and financial settlement process) drives significant efficiency across our network. We also have access to a proprietary global trade management platform that will provide purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery in the U.S. We believe this will allow us to further differentiate ourselves in the marketplace and provide additional support for both current and prospective customers.

Global network of transportation providers

We provide worldwide supply chain services, which include international air and ocean services that complement our domestic service offerings. Our offerings include heavyweight and small package air services, providing same day (next flight out) air charters, next day a.m./p.m., second day a.m./p.m. as well as time-definite surface transport moves. Our non-asset-based business model allows us to use commercial passenger and cargo flights, thus enabling us to have thousands of daily flight options to choose from, and pickup and delivery network options that provides us with zip-code-to-zip-code coverage throughout North America.

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

Shippers typically manage their supply chains using some combination of asset and non-asset-based service providers. We operate principally as a non-asset-based third-party logistics provider focused on freight forwarding, truck brokerage, and intermodal transportation services, along with associated value-added services. According to Statista, the market for third-party logistics services in the United States and Canada is estimated at approximately $336.3 billion annually.

Because non-asset-based companies select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than their asset-based competitors, who are typically focused on maximizing the utilization of their own captive fleets of trucks, aircraft and ships rather than the specific needs of the customer.

We believe there are several factors that are driving demand for global logistics solutions. These factors include:

•
outsourcing of non-core activities;
•
globalization of trade;
•
increased need for time-definite delivery;
•
consolidation of global logistics providers; and
•
increasing influence of e-business and the internet.

Our Growth Strategy

We are a Delaware corporation formed in 2001. Our objective is to provide customers with comprehensive multimodal transportation and logistics services offered by us through our Radiant®, Airgroup®, Adcom®, DBA™, Service by Air™, and Navegate® brands. Since inception of our business in 2006, we have executed a strategy to expand operations through a combination of organic growth and the strategic acquisition of non-asset-based transportation and logistics providers meeting our acquisition criteria. We have successfully completed 33 acquisitions since our initial acquisition of Airgroup in January of 2006, including:

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
•
Viking Worldwide, Inc., a Minnesota based company with operations in both Minneapolis, Minnesota, and Houston, Texas, from the conversion of a former operating partner, in 2024;
•
Cascade Transportation, Inc., adding a Company-owned location in Seattle, Washington, in 2024;
•
D.V.A. & Associates, Inc., adding a Company-owned location in Portland, Oregon, in 2024;
•
Foundation Logistics & Services, LLC, adding a Company-owned location near Houston, Texas, providing specialized logistics services for companies involved in the exploration, drilling, and production of oil and gas, in 2024;
•
Focus Logistics, Inc., expanding our operations in Romulus, Michigan, from the conversion of a former operating partner since 2006, in 2024;
•
TCB Transportation Associates, LLC d/b/a TCB Transportation, adding a Company-owned intermodal marketing office in St. Louis, Missouri, in 2024;
•
Transcon Shipping Co., Inc., expanding Company-owned operations in Los Angeles, New York, and Chicago, in 2025;
•
USA Logistics Services, Inc. and USA Carrier Services, LLC, expanding our operations in Philadelphia, Pennsylvania, from the conversion of a former operating partner since 2014, in 2025;
•
Universal Logistics, Inc., expanding our operations in Houston, Texas, from the conversion of a former operating partner since 2001, in 2025; and
•
Weport, S.A. de C.V., a global transportation and logistics solutions company headquartered in Mexico City, in 2025.

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

Our acquisition strategy has been designed to take advantage of shifting market dynamics. Demand for third-party logistics continues to grow as an increasing number of businesses outsource their logistics functions to more cost-effectively manage and extract value from their supply chains. The industry is positioned for further consolidation as it remains highly fragmented, and as customers are demanding the types of sophisticated and broad reaching service offerings that can more effectively be handled by larger more diverse organizations. We believe the highly fragmented composition of the marketplace, the industry participants’ need for capital, and their owners’ desire for liquidity has and will continue to produce a large number of attractive acquisition candidates. For the most part, our target acquisition candidates are generally smaller than those identified as acquisition targets of larger public companies and have limited ability to conduct their own public offerings or obtain financing that will provide them with capital for liquidity or rapid growth. We believe that many of these “smaller” companies are receptive to our acquisition program as a vehicle for realizing a liquidity or growth opportunity. We intend to be opportunistic in executing our acquisition strategy with a goal of expanding both our domestic and international capabilities.

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

Operations

Through our operating locations across North America, we offer domestic and international freight forwarding and freight brokerage services, including air, ocean, truckload, LTL, and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging shipments, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including MM&D, CHB, and GTM, to complement our core transportation service offering.

As a non-asset-based provider, we generally do not own the transportation equipment used to transport freight. We generally expect to neither own nor operate any material transportation assets and, consequently, arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, railroads, ocean carriers, and other non-asset-based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity, and cost. We may charter cargo aircraft and/or ocean vessels from time to time depending upon seasonality, freight volumes and other factors. We generate our gross margin on the difference between what we charge our customers for the services provided to them, and what we pay to the transportation providers to transport the customers freight.

We are organized functionally in two geographic operating segments: U.S. and Canada. Our transportation services for both the U.S. and Canada segments can be broadly placed into the categories of freight forwarding and freight brokerage services:

Freight forwarding. As a freight forwarder, we operate as a non-asset-based carrier providing domestic and international freight forwarding services. Our freight forwarding operations involve obtaining shipment or material orders from customers, creating and delivering a wide range of logistics solutions to meet customers' specific requirements for transportation and related services, and arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We arrange for transportation of our customers’ shipments via trucking companies, commercial airlines, air cargo carriers, ocean carriers and other asset-based and non-asset-based third-party providers. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors.

Freight brokerage. We also provide significant bi-modal brokerage capabilities providing truckload, LTL, and intermodal services throughout the United States and Canada, which is managed through our centralized service centers in Chicago, Illinois and Toronto, Ontario. We offer temperature-controlled, dry van, intermodal drayage, and flatbed services and specialize in the transport of food and beverage, consumer packaged goods and frozen food and refrigerated products.

As a truck broker, we match the customers’ needs with carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial number of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, electronically track shipments in-transit, and handle claims for freight loss or damage on behalf of our customers. For our LTL service, we employ a point-to-point model that we believe serves as a competitive advantage over the traditional hub and spoke LTL model in terms of faster transit times, lower incidence of damage, and reduced fuel consumption.

As an intermodal services company, we arrange for the movement of our customers’ freight in containers, trailers and rail boxcars, typically over long distances of at least 750 miles. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. As part of our intermodal services, we negotiate rates, electronically track shipments in-transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

To complement our core transportation service offerings, we also provide a number of value-added services, including MM&D, CHB, and GTM solutions.

Information Services

The continued enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partners to a common set of customer-facing and back-office applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments as well as enhanced reporting and visibility tools has become increasingly important and that our efforts in this area will result in competitive service advantages. We are also able to offer customers purchase order and vendor management tools that unlock SKU-level visibility from the manufacturing floor in Asia through final delivery in the U.S through our proprietary global trade management platform which we believe this will allow us to further differentiate ourselves in the marketplace. In addition, we believe that centralizing our operations into a single transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

In our forwarding operations, we primarily utilize SAP TM, and to a lesser extent Cargowise, as our primary third-party transportation management systems, both of which are integrated to our third-party accounting system (SAP ECC). These systems combine to form the foundation of our supply-chain technologies, which provide us with a common set of back-office operating, accounting, and customer-facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans and Revenova for intermodal services, and Profit Tools for drayage services. In our warehousing operations, we use Highjump, which has its own integrated order management services functionality. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. In an effort to enhance field operations and financial reporting, we continue to implement field training and other assistance in order to gradually migrate our transportation management systems into a singular SAP-based platform. In addition, we are planning to migrate our various other operating and financial reporting systems to a singular SAP-based platform. Future phases will include the transition of our legacy brokerage transportation management and financial reporting systems to SAP ECC.

Sales and Marketing

We principally market our services through our network of Company-owned and strategic operating partner locations across North America. Each office is staffed with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and perform customer service. Our current network is significantly represented by strategic operating partners that rely on us for operating authority, technology, sales and marketing support, access to working capital, our carrier and international partners networks, and collective purchasing power. Through this collaboration, our strategic operating partners have the ability to focus on the operational and sales support aspects of the business without diverting costs or expertise to the structural aspect of their operations, providing our partners with the regional, national and global brand recognition that they would not otherwise be able to achieve by solely serving their local market. We have no customers or strategic operating partners that separately account for more than 10% of our consolidated revenue, although we do have a number of significant customers and strategic operating partner locations with volume and stature, the loss of one or more of which could negatively impact our ability to retain and service our customers.

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

Air freight forwarding operations are subject to regulations, as an indirect air cargo carrier, under the Federal Aviation Act as enforced by the Federal Aviation Administration of the U.S. Department of Transportation, and the Transportation Security Administration of the Department of Homeland Security. While air freight forwarders are exempt from most of the Federal Aviation Act’s requirements by the Economic Aviation Regulations, the industry is subject to ongoing regulatory and legislative developments that can impact the economics of the industry by requiring changes to operating practices or influencing the demand for, and the costs of, providing services to customers.

Surface freight forwarding operations are subject to various state and federal statutes and are regulated by the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation and, to a very limited extent, the Surface Transportation Board. These federal agencies have broad investigatory and regulatory powers, including the power to issue a certificate of authority or license to engage in the business, to approve specified mergers, consolidations, and acquisitions, and to regulate the delivery of some types of domestic shipments and operations within particular geographic areas.

The Federal Motor Carrier Safety Administration also has the authority to regulate interstate motor carrier operations, including the regulation of certain rates, charges, and accounting systems, to require periodic financial reporting, and to regulate insurance, driver qualifications, operation of motor vehicles, parts, and accessories for motor vehicle equipment, hours of service of drivers, inspection, repair, maintenance standards and other safety related matters. The federal laws governing interstate motor carriers have both direct and indirect application to the Company. The breadth and scope of the federal regulations may affect our operations and the motor carriers that are used in the provisioning of the transportation services. In certain locations, state or local permits or registrations may also be required to provide or obtain intrastate motor carrier services.

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

Environmental, Social, and Governance Initiatives

We seek to maintain a best-in-class level of corporate governance on behalf of our stakeholders, including our associates, customers, consumers, communities, and shareholders. We also recognize the importance of environmental and social factors related to how we operate our business. We continue to enhance our Environmental, Social, and Governance (“ESG”) efforts and accelerate programs to manage our impact on climate change and reduce greenhouse gas (“GHG”) emissions. We also recognize our responsibility to act as a force for good in our communities and deliver value across our broad set of stakeholders.

The Board of Directors has oversight of ESG-related matters, including sustainability risks and opportunities. Our ESG Steering Committee leads the execution of our strategy through an ESG Task Force comprised of a cross-functional team representing our operations, products, and services. Guided by our ESG materiality assessment and International Financial Reporting Standards (“IFRS”) sustainability standards, we have identified relevant ESG issues impacting our business and stakeholders; this assessment provides a framework for our strategic plan. To test the resilience of our strategy, we are developing scenario analyses in alignment with the International Sustainability Standards Board (“ISSB”) to stress test and improve our resiliency. As part of this effort, we actively engage with leaders across the Company to identify and discuss material climate-related risks and opportunities. Climate-related risks identified through this scenario analysis will be incorporated into our Enterprise Risk Management (“ERM”) Framework and evaluated through the lens of both regulatory developments and customer expectations.

In our 2024 Annual Report on Form 10-K, we identified climate change as a financially-material topic and highlighted investments in external climate experts to expand our capabilities to map and measure GHG emissions in our operations and value chain. In 2025, we expanded our emissions inventory efforts to include upstream and downstream Scope 3 sources across our value chain, building on our completed Scope 1 and 2 data to advance toward a full GHG emissions baseline. Our comprehensive data set will inform future governance, strategy, risk management, and metrics and targets. Our 2025 Sustainability Report includes the results of this initiative and provides a baseline for our future Scope 1 and Scope 2 climate targets, which are currently under development and expected to be aligned with the Science Based Targets initiative (“SBTi”). As a non-asset-based provider of global transportation and logistics solutions, the majority of our climate impact is in our value chain including asset-based carriers utilized to transport goods for our customers. We are actively focused on measuring Scope 1 and Scope 2 emissions and improving our overall understanding of climate risks and opportunities. We are also finalizing a renewable energy strategy for our company-owned facilities to support our emissions goals. Our ongoing strategic initiatives include (1) reporting an annual GHG emissions inventory including those within our value chain, (2) establishing GHG reduction targets aligned with the SBTi, and (3) engaging with our suppliers, customers, and partners. We have also evaluated cost-effective pathways to achieve 100% renewable electricity for company-owned operations, including the use of Renewable Energy Certificates. This strategy will complement renewable energy partnerships with property managers at our leased facilities. Additionally, we continue to align our annual performance disclosure in accordance with the IFRS ISSB and the IFRS industry-based disclosure requirements for the Air Freight and Logistics sector.

We are committed to being a socially responsible employer and fostering a culture of employee engagement and inclusion at Radiant, while continuing to act as a good corporate citizen. In 2023, we launched a long-term partnership with the American Heart Association and have continued to seek partnerships with other local organizations.

Human Capital

Overview

We are committed to fostering a positive and engaging culture of employee inclusion and belonging. Our goal as a company is to create and maintain a high-performance environment where all people throughout our workforce can thrive. We believe that an inclusive workplace, built on equity, respect, and representation is crucial to our efforts to attract and retain key talent and foster a work culture that reflects our core values.

Our Associates

As of June 30, 2025, we have 1,026 employees, of which 988 are full-time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA, and Service by Air brands. For the fiscal years ended June 30, 2025 and 2024, approximately 42% and 50% of our consolidated adjusted gross profit (this is a non-U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of the stated term, in most situations the agreements can be terminated by the strategic operating partner with applicable contractual notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 10% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2025, approximately $1.3 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for credit losses when it is probable the amounts owed will not be collected.

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

We have been and may in the future be subject to cybersecurity attacks and other intentional hacking. For example, as previously disclosed, on December 8, 2021, we detected a ransomware incident impacting certain of our operational and information technology systems. On or about March 14, 2024, through our information technology systems monitoring tools, we detected what was determined to be the initial stages of a cybersecurity incident related to our Canadian operations. Even though in both instances, we recovered our systems and returned our operations to full functionality, the incident did result in a modest loss of revenue as well as certain incremental costs. Any failure to design or maintain our information technology systems so that they can prevent, or at least identify and address such cybersecurity risks could result in corruption or loss of our data, service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others for any potential loss of Personal Identifiable Information, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. Additionally, the insurance coverage we have in place may not apply to particular loss or it may not be sufficient to cover all liabilities to which we may be subject.

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

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our customers’ cargo. Consequently, our ability to provide services for our customers could be adversely impacted by, among other things: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, taxes, and labor, changes in the financial stability or operating capabilities of carriers, and other factors not within our control. Reductions in trucking, airfreight, or ocean freight capacity could negatively impact our yields. Material interruptions in service or stoppages in transportation, whether caused by supply chain irregularities, strike, work stoppage, lock-out, slowdown, other supply chain issues or otherwise, could adversely impact our business, results of operations and financial condition.

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
•
a significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers; and
•
we may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs. In addition, we have other variable expenses that are fixed for a period of time (e.g., operating lease commitments), and we may not be able to adequately adjust them in a period of rapid change in market demand.

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

Our operating results have fluctuated in the past and likely will continue to fluctuate in the future because of a variety of factors, many of which are beyond our control including inflationary pressures, supply chain disruptions, and tariff uncertainties. A substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to economic trends, such as inflation, tariff uncertainties, supply chain irregularities, and consumer demand that can be difficult to predict or are based on just-in-time production schedules. Because our quarterly revenues and operating results vary significantly, comparisons of our results from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. Additionally, the timing of acquisitions, as well as the revenue and expenses of the acquired operations, the transaction expenses, amortization of intangible assets, and interest expense associated with acquisitions can make our operating results from period to period difficult to compare. Accordingly, there can be no assurance that our historical operating patterns will continue in future periods or that comparisons to prior periods will be meaningful.

Higher carrier prices may result in decreased adjusted gross profit.

Carriers can be expected to charge higher prices if market conditions warrant, including increased costs of fuel, labor shortages, increased shipping times due to supply chain disruptions. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing.

We face intense competition in the freight forwarding, freight brokerage, logistics and supply chain management industry.

The freight forwarding, freight brokerage, logistics, and supply chain management industry is intensely competitive and is expected to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. Customers increasingly are turning to competitive bidding processes, in which they solicit bids from a number of competitors, including competitors that are larger than us. Increased competition may lead to revenue reductions, reduced profit margins, or a loss of market share, any one of which could harm our business. There are many factors that could impair our profitability, including the following:

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

In addition to legal liability, from time to time, customers may exert economic pressure when the underlying carrier fails to cover the costs of loss or damage. We have, from time to time, made payments to our customers for claims related to our services and may make such payments in the future. Should we experience an increase in the number or size of such claims or an increase in liability pursuant to claims or unfavorable resolutions of claims, our results could be adversely affected.

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

We currently maintain a $200 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, N.A. and BMO Capital Markets Corp. as joint book runners and joint lead arrangers, Bank of America, N.A. as Administrative Agent, Swingline Lender and Letter of Credit Issuer, Bank of Montreal as syndication agent, KeyBank National Association and MUFG Union Bank, N.A. as co-documentation agents and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A. and Washington Federal Bank, National Association as lenders (such named lenders are collectively referred to herein as “Lenders”), pursuant to a Credit Agreement dated as of August 5, 2022. Repayment of the foregoing credit facility is secured by our assets and the assets of our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries.

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

Although as of June 30, 2025, we only had $20.0 million of indebtedness outstanding under our Revolving Credit Facility, we may in the future incur substantial indebtedness, if needed to support our operations, to support our growth strategy, or for whatever other purpose is deemed necessary or appropriate at the time. If incurred, substantial indebtedness could have adverse consequences, such as:

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

As a result of the potential for terrorist attacks, federal, state, and municipal authorities have implemented and continue to follow various security measures, including, among others, checkpoints and travel restrictions on large trucks. Such measures may reduce the productivity of our independent contractors and transportation providers or increase the costs associated with their operations, which we could be forced to bear. For example, security measures imposed at bridges, tunnels, border crossings, and other points on key trucking routes may cause delays and increase the non-driving time of our independent contractors and transportation providers, which could have an adverse effect on our results of operations. We also have higher costs due to mandated security screening of air cargo traveling on passenger airlines and ocean freight. War, risk of war, or a terrorist attack also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could impact our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We intend to continue growing our international operations and will become increasingly subject to variations in the international trade market.

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the fiscal years ended June 30, 2025 and 2024, international services accounted for 45% and 40% of our adjusted gross profit, respectively. International services is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

•
currency exchange rates and currency control regulations;
•
interest rate fluctuations;
•
changes in governmental policies, such as taxation, quota restrictions, tariffs, other forms of trade barriers and/or restrictions and trade accords;
•
changes in and application of international and domestic customs, trade and security regulations;
•
wars, strikes, civil unrest, acts of terrorism, and other conflicts, such as the conflict that has led to the imposition of economic sanctions by the United States and the European Union (“EU”) against Russia;
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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. For the fiscal years ended June 30, 2025 and 2024, international services accounted for 45% and 40% of our adjusted gross profit, respectively. Revenue from our international operations may increase in recognition of our acquisition of a controlling interest in a Mexican logistics business effective September 1, 2025. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations.

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

During the second calendar quarter of 2025, the global forwarding market experienced significant policy shifts, volatile demand, and increasing capacity challenges, as the U.S. announced certain new tariffs on a significant portion of all imported goods along with higher reciprocal tariffs on goods imported from certain countries. This move prompted several nations to impose their own retaliatory tariffs on U.S. imports. This unprecedented wave of uncertainty and volatility in financial markets may result in, among others, continued retaliatory measures on U.S. goods, an increase in the cost of shipping goods domestically and internationally, and a decline in shipping volumes. As a material portion of our volumes derives from the movement of goods into and out of our country, these trends, if they continue for more than the short-term, may have a material adverse effect on our business and results of operations.

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

We previously identified material weaknesses in our internal control over financial reporting which have been remediated, and if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We have grown rapidly and face additional challenges of disparate systems and geographically dispersed management. Our internal control over financial reporting and disclosure may be strained at times due to acquisitions, changes in key personnel, cyber incidents, and other corporate development activities.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For example, in the course of preparing our financial statements for fiscal 2021, fiscal 2022, fiscal 2023, and fiscal 2024, we identified a material weakness in our internal control over financial reporting regarding the lack of effective internal control over the recording and processing of revenue. To address this material weakness, we made changes to our internal control framework and controls, as set forth in further detail in Part II, Item 9A “Controls and Procedures” and remediated this material weakness.

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses, including with regard to the matters previously remediated. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business or otherwise. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. As such, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be adversely affected.

The motor carriers we contract with are subject to increasingly restrictive environmental regulations, including those targeting greenhouse gas emissions and climate change, which may increase their operating costs and could directly or indirectly have a material adverse effect on our business.

Future and existing environmental regulatory requirements could adversely affect operations and increase operating expenses, which in turn could increase our purchased transportation costs. While we are generally not directly exposed to carbon taxes, we may face indirect cost exposure through our carrier network or value chain. If these costs cannot be passed through to our customers, our business could be materially and adversely affected. Even without new legislation, increased customer and investor scrutiny of GHG emissions from transportation carriers may affect purchasing decisions, reputations, and customer expectations. This could shift demand toward lower-emission logistics solutions or more localized supply chains, potentially reducing demand for our services.

We may be adversely affected by the physical effects of climate change as well as legal, regulatory, or market responses to climate-related concerns.

Risks associated with climate change are subject to increasing regulatory and market focus. Physical risks may lead to more frequent and severe natural disasters—such as hurricanes, wildfires, droughts, and flooding—which could result in business interruptions, increased costs, higher insurance premiums, and reputational or operational impacts. In some cases, however, such events may also create business opportunities for Radiant, including emergency logistics and government-chartered response services.

Increased concern over climate change could result in new or expanded legal and regulatory requirements designed to mitigate emissions—such as carbon pricing, clean energy standards, or reporting mandates. Although federal climate disclosure rules (e.g., the SEC’s final rule) have been abandoned, state-level laws like California’s SB 253 and SB 261 will begin requiring GHG disclosures and climate risk assessments in 2026. International rules such as the EU’s Corporate Sustainability Reporting Directive and Canada’s climate disclosure mandates may also affect Radiant directly or through customers and partners.

Emerging customer requirements are placing greater emphasis on fuel-efficient and intermodal transportation solutions, renewable energy procurement, and enhanced transparency around emissions in supply chains. These customer demands may affect bid competitiveness or supplier qualification. Costs associated with responding to such procurement criteria could impact our operations or operating results if not managed effectively.

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

In connection with our acquisitions, we generally obtain non-solicitation agreements from the professionals we hire, as well as non-competition agreements from senior managers and professionals in those instances where non-competition agreements are enforceable. The agreements prohibit such individuals from competing with us during the term of their employment and for a fixed period afterwards and seeking to solicit our employees or clients. In some cases, but not all, we may obtain non-competition or non-solicitation agreements from parties who sell us their business or assets. Certain activities may be carved out of or otherwise may not be prohibited by these arrangements. We cannot assure that one or more of the parties from whom we acquire assets or a business or who do not join us or leave our employment will not compete with us or solicit our employees or clients in the future. Even if ultimately resolved in our favor, any litigation associated with the non-competition or non-solicitation agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. Moreover, non-competition agreements are difficult to enforce in many jurisdictions and states, and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees.

Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, we may not pursue legal remedies if we determine that preserving cooperation and a professional relationship with the former employee or his clients, or other concerns, may outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Such persons, because they have worked for us or a business that we acquire, may be able to compete more effectively with us, or be more successful in soliciting our employees and clients, than unaffiliated third-parties.

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
•
our ability to effectively maintain our internal control over financial reporting; and
•
sales of our common stock by us or members of our management team.

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

Under applicable SEC rules, our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2025. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

At any time, we may make private offerings of our securities. We have issued, and may be required to issue, additional shares of common stock or common stock equivalents in payment of the purchase price of businesses we have acquired. This will have the effect of further increasing the number of shares outstanding. In connection with future acquisitions, we may undertake the issuance of more shares of common stock without notice to our then existing stockholders. We may also issue additional shares in order to, among other things, compensate employees or consultants or for other valid business reasons at the discretion of our board of directors, which could result in diluting the interests of our existing stockholders.

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 8, 2025, we had 47,143,178 outstanding shares of common stock. As of September 8, 2025, we may in the future issue up to 1,753,057 additional shares of our common stock upon exercise of outstanding stock options and vesting of restricted stock units.

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

We have not paid any cash dividends on our common stock since our inception, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any dividends that we may pay in the future will be at the discretion of our board of directors, and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. Our ability to pay dividends on our common stock is further limited by the terms of our credit facility. Accordingly, investors seeking dividend income should not purchase our common stock.

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
•
Access Management: Ensuring only authorized users have access to our Zero Trust approach network implementation.

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

Role of Management

Management has implemented risk management structures, policies and procedures, and is responsible for day-to-day cybersecurity risk management. Our Information Technology department that is led by our Chief Technology Officer (“CTO”) is responsible for the day-to-day assessment and management of cybersecurity risks. Our CTO has led IT departments, including cybersecurity teams, for the past 15 years in worldwide leading logistics companies. We have implemented several processes which allow the management team to be informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. These processes include, among other things, system alerts of potential malicious cyber activity, access to real-time dashboards that monitor and assess our systems, status reports provided on a daily, weekly and monthly basis, and regular ongoing communications with service providers regarding potential new attack vectors and vulnerabilities. Our CTO and his team share such information with our management team and reports information about such risks to our Audit and Executive Oversight Committee (“AEOC”).

Board Oversight

The Board of Directors, both directly and through the delegation of responsibilities to the AEOC, has risk management oversight, which includes the proper functioning of our cybersecurity risk management program. In particular, the AEOC assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data.

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

The AEOC regularly discusses with management, including our CTO, our enterprise risk management process, including our cybersecurity exposures, the steps management has taken to monitor and control such exposures and guidelines and policies to govern our risk assessment and risk management processes. The AEOC periodically reports to the Board regarding significant matters identified with respect to the foregoing, including, among others, our risk assessment and risk management approach to cybersecurity.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Renton, Washington. Our network is comprised of over 100 operating locations, including the following Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Romulus, Michigan	●	Folcroft, Pennsylvania
●	El Segundo, California	●	Mendota Heights, Minnesota	●	Pittsburgh, Pennsylvania
●	Long Beach, California	●	Kansas City, Missouri	●	Edinburgh, Texas
●	Miami, Florida	●	Saint Louis, Missouri	●	Humble, Texas
●	Woodridge, Illinois	●	Edison, New Jersey	●	Laredo, Texas
●	Overland Park, Kansas	●	Rockville Centre, New York	●	Alexandria, Virginia
●	Hebron, Kentucky	●	Woodbury, New York	●	Kent, Washington
●	Louisville, Kentucky	●	Portland, Oregon	●	Renton, Washington

Canada:

●	Calgary, Alberta	●	Brampton, Ontario	●	Mississauga, Ontario
●	Surrey, British Columbia	●	Caledon, Ontario

Other international locations:

●	Shanghai, China	●	Cebu City, Philippines	●	Mexico City, Mexico

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

Holders

As of September 8, 2025, the number of stockholders of record of our common stock was 64. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. Under this repurchase program, the Company purchased the following shares of common stock during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1 − 30, 2025	16,357	$5.50	16,357	4,660,235
May 1 − 31, 2025	—	—	—	4,660,235
June 1 − 30, 2025	—	—	—	4,660,235

Total	16,357	$5.50	16,357	4,660,235

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index, which is a SIC code 4731 line-of-business index, for the last five fiscal years. S&P Dow Jones Indices LLC prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the Russell 2000 Index, and the line-of-business index on June 30, 2020. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

	Investment value as of June 30,
	2020	2021	2022	2023	2024	2025
Radiant Logistics, Inc.	$100	$176	$189	$171	$145	$155
Dow Jones Transportation Average Index	100	162	143	169	168	168
Russell 2000 Index	100	160	118	131	142	151

$190
$170
$150
$130
$110
$90
$70
$50
2020
2021
2022
2023
2024
2025
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

Overview

We operate as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States and Canada. We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international freight forwarding and freight brokerage services, including air, ocean, truckload, LTL, and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging shipments, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including MM&D, CHB and GTM solutions to complement our core transportation service offering.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, including inflation, tariff uncertainties, geopolitical tensions, and changes in consumer behavior, any or all of which could have a negative impact on our business and financial results.

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

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean, and rail services. Our adjusted gross profit, a non-GAAP financial measure, is gross revenue less the direct cost of transportation and other services (excluding depreciation and amortization, which are reported separately), and is the primary indicator of our ability to source, add value, and resell services provided by third-parties, and is considered by management to be a key performance measure. Adjusted gross profit percentage is adjusted gross profit as a percentage of our total revenue. In addition, management believes measuring its operating costs as a function of adjusted gross profit provides a useful metric, as our ability to control costs as a function of adjusted gross profit directly impacts operating results. We believe that these metrics provide investors with meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

Our operating results will be affected as acquisitions occur. Since acquisitions are recorded using the acquisition method of accounting for business combinations, our financial statements will only include the results of operations and cash flows of acquired companies for periods subsequent to the date of acquisition.

Our GAAP-based net income will be affected by non-cash charges relating to the amortization of customer-related intangible assets and other intangible assets attributable to completed acquisitions. Under applicable accounting standards, purchasers are required to allocate the total consideration in a business combination to the identified assets acquired and liabilities assumed based on their fair values at the time of acquisition. The excess of the consideration paid over the fair value of the identifiable net assets acquired is to be allocated to goodwill, which is tested at least annually for impairment. Applicable accounting standards require that we separately account for, and value certain identifiable intangible assets based on the unique facts and circumstances of each acquisition. As a result of our acquisition strategy, our net income will include material non-cash charges relating to the amortization of customer-related intangible assets and other intangible assets acquired in our acquisitions. Although these charges may increase as we complete more acquisitions, we believe we will be growing the value of our intangible assets (e.g., customer relationships). Thus, we believe that earnings before interest, income taxes, depreciation and amortization, or EBITDA, is a useful financial measure for investors because it eliminates the effect of these non-cash charges and provides an important metric for our business.

EBITDA is a non-GAAP financial measure of income and does not include the effects of interest, income taxes, and the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude share-based compensation, costs unrelated to our core operations (primarily acquisition and litigation costs), and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and also is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Definite-lived intangible assets consist of customer-related intangible assets, trade names and trademarks, licenses, developed technology, and non-compete agreements arising from the Company’s acquisitions and are amortized using the straight-line method over periods of up to 15 years.

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

Results of Operations

Fiscal year ended June 30, 2025, compared to fiscal year ended June 30, 2024

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025				Year Ended June 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$776,807	$77,961	$(383)	$854,385	$670,169	$83,320	$(241)	$753,248
Value-added services	15,375	32,936	—	48,311	13,786	35,436	—	49,222
	792,182	110,897	(383)	902,696	683,955	118,756	(241)	802,470
Cost of transportation and other services
Transportation	582,750	60,630	(383)	642,997	481,492	63,090	(241)	544,341
Value-added services	6,226	14,054	—	20,280	5,924	15,682	—	21,606
	588,976	74,684	(383)	663,277	487,416	78,772	(241)	565,947
Adjusted gross profit (1)
Transportation	194,057	17,331	—	211,388	188,677	20,230	—	208,907
Value-added services	9,149	18,882	—	28,031	7,862	19,754	—	27,616
	$203,206	$36,213	$—	$239,419	$196,539	$39,984	$—	$236,523
Adjusted gross profit percentage
Transportation	25.0%	22.2%	N/A	24.7%	28.2%	24.3%	N/A	27.7%
Value-added services	59.5%	57.3%	N/A	58.0%	57.0%	55.7%	N/A	56.1%

(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $854.4 million and $753.2 million for the fiscal years ended June 30, 2025 and 2024, respectively. The increase of $101.2 million, or 13.4%, is primarily attributable to meaningful project charter revenues of $58.5 million and additional incremental revenues generated from acquisitions of $57.7 million. Adjusted transportation gross profit was $211.4 million and $208.9 million for the fiscal years ended June 30, 2025 and 2024, respectively. Net transportation margins decreased from 27.7% to 24.7%, primarily due to project charter revenues and increases in ocean revenues, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $48.3 million and $49.2 million for the fiscal years ended June 30, 2025 and 2024, respectively. Adjusted value-added services gross profit was $28.0 million and $27.6 million for the fiscal years ended June 30, 2025 and 2024, respectively. Adjusted value-added services gross profit percentage increased from 56.1% to 58.0%.

The following table provides a reconciliation for the fiscal years ended June 30, 2025 and 2024 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Year Ended June 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2025	2024
Revenues	$902,696	$802,470
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(663,277)	(565,947)
Depreciation and amortization	(13,340)	(13,055)
GAAP gross profit	$226,079	$223,468
Depreciation and amortization	13,340	13,055
Adjusted gross profit	$239,419	$236,523

GAAP gross profit percentage	25.0%	27.8%
Adjusted gross profit percentage	26.5%	29.5%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025				Year Ended June 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$203,206	$36,213	$—	$239,419	$196,539	$39,984	$—	$236,523

Operating expenses:
Operating partner commissions	78,493	—	—	78,493	92,668	—	—	92,668
Personnel costs	58,078	18,293	5,138	81,509	52,957	19,270	5,985	78,212
Selling, general and administrative expenses	26,262	9,724	6,485	42,471	23,526	8,222	6,952	38,700
Depreciation and amortization	3,676	4,058	10,645	18,379	3,670	3,948	10,477	18,095
Change in fair value of contingent consideration	—	—	(2,491)	(2,491)	—	—	(450)	(450)

Total operating expenses	166,509	32,075	19,777	218,361	172,821	31,440	22,964	227,225

Income (loss) from operations	36,697	4,138	(19,777)	21,058	23,718	8,544	(22,964)	9,298
Other income (expense)	206	10	(71)	145	148	194	80	422

Income (loss) before income taxes	36,903	4,148	(19,848)	21,203	23,866	8,738	(22,884)	9,720
Income tax expense	—	—	(3,765)	(3,765)	—	—	(1,523)	(1,523)

Net income (loss)	36,903	4,148	(23,613)	17,438	23,866	8,738	(24,407)	8,197
Less: net income attributable to noncontrolling interest	(147)	—	—	(147)	(512)	—	—	(512)

Net income (loss) attributable to Radiant Logistics, Inc.	$36,756	$4,148	$(23,613)	$17,291	$23,354	$8,738	$(24,407)	$7,685

	Year Ended June 30, 2025				Year Ended June 30, 2024
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	38.6%	0.0%	N/A	32.8%	47.1%	0.0%	N/A	39.2%
Personnel costs	28.6%	50.5%	N/A	34.0%	26.9%	48.2%	N/A	33.1%
Selling, general and administrative expenses	12.9%	26.9%	N/A	17.7%	12.0%	20.6%	N/A	16.4%
Depreciation and amortization	1.8%	11.2%	N/A	7.7%	1.9%	9.9%	N/A	7.7%

(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $14.2 million, or 15.3%, to $78.5 million for the fiscal year ended June 30, 2025. The decrease in commissions is primarily due to a reduction of adjusted gross profit generated from our strategic operating partners, and the conversions of strategic operating partners to Company-owned locations who earned commissions in the prior year. As a percentage of adjusted gross profit, operating partner commissions decreased 640 basis points to 32.8% from 39.2% for the fiscal years ended June 30, 2025 and 2024, respectively, as a result of a higher percentage of gross margin generated from Company-owned locations.

Personnel costs increased $3.3 million, or 4.2%, to $81.5 million for the fiscal year ended June 30, 2025. The increase is primarily due to an increase in headcount from acquisitions, offset by the share-based compensation benefit in the period. As a percentage of adjusted gross profit, personnel costs increased 90 basis points to 34.0% from 33.1% for the fiscal years ended June 30, 2025 and 2024, respectively.

Selling, general and administrative (“SG&A”) expenses increased $3.8 million, or 9.7%, to $42.5 million for the fiscal year ended June 30, 2025. The increase is primarily due to increased technology spending, facilities costs from acquisitions, travel costs, and $1.5 million of lease termination costs due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility to expand existing operations, partially offset by lower professional service fees.

As a percentage of adjusted gross profit, SG&A increased 130 basis points to 17.7% from 16.4% for the fiscal years ended June 30, 2025 and 2024, respectively.

Depreciation and amortization costs increased $0.3 million, or 1.6%, to $18.4 million for the fiscal year ended June 30, 2025. As a percentage of adjusted gross profit, depreciation and amortization remained at 7.7% for both fiscal years ended June 30, 2025 and 2024.

Change in fair value of contingent consideration was a gain of $2.5 million for the fiscal year ended June 30, 2025, compared to a gain of $0.5 million for the fiscal year ended June 30, 2024. The change in each fiscal year is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Our change in net income is driven by decreased operating partner commissions, partially offset by lease termination costs, and increased income tax expense.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2025 and 2024 of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Year Ended June 30, 2025				Year Ended June 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$36,756	$4,148	$(23,613)	$17,291	$23,354	$8,738	$(24,407)	$7,685
Income tax expense	—	—	3,765	3,765	—	—	1,523	1,523
Depreciation and amortization (1)	3,790	4,058	10,645	18,493	4,127	3,948	10,477	18,552
Net interest expense	—	—	39	39	—	—	(1,277)	(1,277)
Share-based compensation	(480)	59	(398)	(819)	1,268	266	1,077	2,611
Change in fair value of contingent consideration	—	—	(2,491)	(2,491)	—	—	(450)	(450)
Lease termination costs	64	1,427	—	1,491	—	76	—	76
Change in fair value of interest rate swap contracts	—	—	1,032	1,032	—	—	1,197	1,197
Other (2)	(111)	(53)	119	(45)	(66)	(77)	1,386	1,243

Adjusted EBITDA	$40,019	$9,639	$(10,902)	$38,756	$28,683	$12,951	$(10,474)	$31,160
Adjusted EBITDA as a % of adjusted gross profit (3)	19.7%	26.6%	N/A	16.2%	14.6%	32.4%	N/A	13.2%

(1)
Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expense recognized on certain computer software as a service.
(2)
Other includes costs unrelated to our core operations (primarily acquisition and litigation costs), and other non-cash charges.
(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2025, we have $22.9 million in unrestricted cash and cash equivalents on hand to serve as adequate working capital.

Fiscal year ended June 30, 2025 compared to fiscal year ended June 30, 2024

Net cash provided by operating activities was $13.3 million and $17.3 million for the fiscal years ended June 30, 2025 and 2024, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, contract assets, prepaid expenses, accounts payable, income taxes, and accrued expenses and other liabilities.

Net cash used for investing activities was $33.5 million and $15.2 million for the fiscal years ended June 30, 2025 and 2024, respectively. Cash paid for acquisitions were $28.5 million and $6.8 million for the fiscal years ended June 30, 2025 and 2024, respectively. Cash paid for purchases of property, technology, and equipment were $5.1 million and $8.6 million for the fiscal years ended June 30, 2025 and 2024, respectively.

Net cash provided by financing activities was $18.2 million and net cash used for financing activities was $10.2 million for the fiscal years ended June 30, 2025 and 2024, respectively. Net proceeds from the Revolving Credit Facility were $20.0 million for the fiscal year ended June 30, 2025. There were no proceeds or repayments for the year ended June 30, 2024. Repayments of notes payable and finance lease liabilities were $0.9 million and $4.8 million for the fiscal years ended June 30, 2025 and 2024, respectively. Repurchases of common stock were $0.8 million and $4.1 million for the fiscal years ended June 30, 2025 and 2024, respectively. Payments of contingent consideration were $0.5 million and $0.3 million for the fiscal years ended June 30, 2025 and 2024, respectively. Distributions to noncontrolling interest were $0.2 million and $0.6 million for the fiscal years ended June 30, 2025 and 2024, respectively. Proceeds from exercises of stock options were $1.2 million and less than $0.1 million for the fiscal years ended June 30, 2025 and 2024, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.6 million and $0.4 million for the fiscal years ended June 30, 2025 and 2024, respectively.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Acquisitions

We have not made any material acquisitions in the last two fiscal years.

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we have historically continuously developed and enhanced our technology platform to align with current and future business requirements, and we expect to continue to do so in the foreseeable future. We expect to increase our spending during the fiscal year ended June 30, 2026 to continue enhancing our technology platform, which we expect will include elements focused on customer-facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

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

The Revolving Credit Facility has a term of five years and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and our subsidiaries, including, without limitation, all of the capital stock of our subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility.

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

As of June 30, 2025, borrowings outstanding on the Revolving Credit Facility were $20.0 million. The Company was in compliance with its covenants.

For additional information regarding our indebtedness, see Note 8 to our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2025, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 to the consolidated financial statements contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada. If foreign exchange rates were 1.0% higher or lower, our net income for the fiscal year end June 30, 2025 would have changed by approximately $0.04 million. A fluctuation in foreign exchange rates could have a modest impact on the contingent consideration payments that could be due under our acquisition of Weport, S.A. de C.V.

We are also subject to risks related to an increase in interest rates. For every $1.0 million outstanding on our Revolving Credit Facility, we will incur approximately $0.01 million of interest expense. For every 1.0% increase in interest rates, our interest expense per $1.0 million in borrowings will increase by approximately $0.06 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Radiant Logistics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, effective September 1, 2024, the Company acquired Foundation Logistics & Services, LLC (“Foundation”), and, effective March 1, 2025, the Company acquired Transcon Shipping Co., Inc. (“Transcon”). For the purposes of assessing internal control over financial reporting, management excluded Foundation and Transcon, whose financial statements constitute 3.1% of the Company’s consolidated total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and 4.0% of consolidated revenues as of and for the year ended June 30, 2025. Accordingly, our audit did not include the internal control over financial reporting of Foundation and Transacon.

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

Period End Revenue Recognition

As of June 30, 2025, the Company’s contract assets and unbilled accounts receivable were $6.9 million and $21.5 million, respectively. As described in Note 2 to the consolidated financial statements, contract assets represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations. Upon completion of the performance obligations, which can vary in duration based upon the mode of transportation, the balance is included in accounts receivable.

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

/s/ Baker Tilly US, LLP

Seattle, Washington

September 15, 2025

We have served as the Company’s auditor since 2021.

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$22,942	$24,874
Accounts receivable, net of allowance of $2,128 and $2,103, respectively	134,911	118,016
Contract assets	6,904	7,615
Income tax receivable	2,194	3,133
Prepaid expenses and other current assets	12,299	10,567
Total current assets	179,250	164,205

Property, technology, and equipment, net	23,489	25,558

Goodwill	117,637	93,043
Intangible assets, net	49,123	34,943
Operating lease right-of-use assets	55,066	49,850
Deposits and other assets	2,209	3,586
Total other long-term assets	224,035	181,422
Total assets	$426,774	$371,185

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,411	$73,558
Operating partner commissions payable	10,541	13,291
Accrued expenses	10,637	8,948
Current portion of operating lease liabilities	12,741	11,629
Current portion of finance lease liabilities	282	643
Current portion of contingent consideration	6,050	455
Other current liabilities	483	1,927
Total current liabilities	115,145	110,451

Notes payable	20,000	—
Operating lease liabilities, net of current portion	49,245	45,026
Finance lease liabilities, net of current portion	969	677
Contingent consideration, net of current portion	13,300	4,710
Deferred tax liabilities	1,782	812
Other long-term liabilities	248	—
Total long-term liabilities	85,544	51,225
Total liabilities	200,689	161,676

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,324,201 and 51,844,249 shares issued, and 47,143,178 and 46,808,943 shares outstanding, respectively	34	33
Additional paid-in capital	110,588	110,763
Treasury stock, at cost, 5,181,023 and 5,035,306 shares, respectively	(31,964)	(31,166)
Retained earnings	150,569	133,278
Accumulated other comprehensive loss	(3,211)	(3,546)
Total Radiant Logistics, Inc. stockholders’ equity	226,016	209,362
Noncontrolling interest	69	147
Total equity	226,085	209,509
Total liabilities and equity	$426,774	$371,185

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2025	2024
Revenues	$902,696	$802,470

Operating expenses:
Cost of transportation and other services	663,277	565,947
Operating partner commissions	78,493	92,668
Personnel costs	81,509	78,212
Selling, general and administrative expenses	42,471	38,700
Depreciation and amortization	18,379	18,095
Change in fair value of contingent consideration	(2,491)	(450)
Total operating expenses	881,638	793,172

Income from operations	21,058	9,298

Other income (expense):
Interest income	1,303	2,333
Interest expense	(1,342)	(1,056)
Foreign currency transaction gain	164	143
Change in fair value of interest rate swap contracts	(1,032)	(1,197)
Other	1,052	199
Total other income	145	422

Income before income taxes	21,203	9,720

Income tax expense	(3,765)	(1,523)

Net income	17,438	8,197
Less: net income attributable to noncontrolling interest	(147)	(512)

Net income attributable to Radiant Logistics, Inc.	$17,291	$7,685

Other comprehensive income:
Foreign currency translation gain (loss)	335	(1,341)
Comprehensive income	$17,773	$6,856

Income per share:
Basic	$0.37	$0.16
Diluted	$0.35	$0.16

Weighted average common shares outstanding:
Basic	46,969,294	47,047,754
Diluted	48,730,674	48,822,017

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Noncontrolling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2023	47,294,529	$33	$108,516	$(27,067)	$125,593	$(2,205)	$204,870	$226	$205,096
Repurchase of common stock	(726,449)	—	—	(4,099)	—	—	(4,099)	—	(4,099)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	155,848		(363)	—	—	—	(363)	—	(363)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	85,015	—	(1)	—	—	—	(1)	—	(1)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(591)	(591)
Share-based compensation	—	—	2,611	—	—	—	2,611	—	2,611
Net income	—	—	—	—	7,685	—	7,685	512	8,197
Other comprehensive income	—	—	—	—	—	(1,341)	(1,341)	—	(1,341)

Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509

Repurchase of common stock	(145,717)	—	—	(798)	—	—	(798)	—	(798)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	161,469	1	(431)	—	—	—	(430)	—	(430)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	318,483	—	1,075	—	—	—	1,075	—	1,075
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(225)	(225)
Share-based compensation	—	—	(819)	—	—	—	(819)	—	(819)
Net income	—	—	—	—	17,291	—	17,291	147	17,438
Other comprehensive income	—	—	—	—	—	335	335	—	335
Balance as of June 30, 2025	47,143,178	$34	$110,588	$(31,964)	$150,569	$(3,211)	$226,016	$69	$226,085

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$17,438	$8,197
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	(819)	2,611
Amortization of intangible assets	10,618	10,461
Depreciation and amortization of property, technology, and equipment	7,761	7,634
Deferred income tax benefit	(569)	(2,135)
Amortization of debt issuance costs	400	484
Change in fair value of contingent consideration	(2,491)	(450)
Change in fair value of interest rate swap contracts	1,032	1,197
Other	1,654	(305)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(8,383)	9,435
Contract assets	712	(1,454)
Income tax receivable	359	(3,517)
Prepaid expenses, deposits, and other assets	(1,401)	4,120
Operating lease right-of-use assets	11,328	11,270
Accounts payable	(5,008)	(10,790)
Operating partner commissions payable	(2,751)	(5,168)
Accrued expenses and other liabilities	(4,361)	77
Operating lease liabilities	(12,253)	(10,939)
Payment of contingent consideration	—	(3,473)
Net cash provided by operating activities	13,266	17,255

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(28,534)	(6,812)
Purchases of property, technology, and equipment	(5,122)	(8,595)
Proceeds from sale of property, technology, and equipment	163	246
Net cash used for investing activities	(33,493)	(15,161)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	45,200	—
Repayments of revolving credit facility	(25,200)	—
Payments of debt issuance costs	—	(119)
Repayments of notes payable and finance lease liabilities	(917)	(4,759)
Repurchases of common stock	(798)	(4,099)
Payments of contingent consideration	(474)	(250)
Distributions to noncontrolling interest	(225)	(591)
Proceeds from exercise of stock options	1,209	7
Payments of employee tax withholdings related to restricted stock units and stock options	(565)	(371)
Net cash provided by (used for) financing activities	18,230	(10,182)

Effect of exchange rate changes on cash and cash equivalents	65	(100)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,932)	(8,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,874	33,062

CASH AND CASH EQUIVALENTS, END OF YEAR	$22,942	$24,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$6,581	$6,979
Interest paid	$946	$506

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States, Canada and Mexico. The Company services a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

Through its operating locations across North America, the Company offers domestic and international freight forwarding and freight brokerage services, including air, ocean, truckload, less-than-truckload (“LTL”), and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services including materials management and distribution services (collectively, “materials management and distribution” or “MM&D” services), and customs house brokerage (“CHB”) services to complement its core transportation service offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of Radiant Logistics, Inc. and its wholly-owned subsidiaries as well as a variable interest entity, Radiant Logistics Partners, LLC (“RLP”), which is 60% owned by Radiant Capital Partners, LLC (“RCP,” see Note 11), an entity owned by the Company’s Chief Executive Officer (“CEO”). All significant intercompany balances and transactions have been eliminated.

Noncontrolling interest in the consolidated balance sheets represents RCP’s proportionate share of equity in RLP. Net income (loss) of non-wholly-owned consolidated subsidiaries or variable interest entities is allocated to the Company and the holder(s) of the noncontrolling interest in proportion to their percentage ownership interests.

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

d) Accounts Receivable

Accounts receivable, which include billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $21,478 and $22,908 as of June 30, 2025 and 2024, respectively.

Through a contractual arrangement, the Company records trade accounts receivable from revenue generated from independently owned strategic operating partners operating under various Company brands. Under these contracts, each strategic operating partner is responsible for some or all of the collection of its customer accounts receivable. To facilitate this arrangement, certain strategic operating partners are required to maintain a deposit with the Company for these receivables. The Company charges the respective strategic operating partner’s deposit account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. If a deficit balance occurs in the strategic operating partners’ deposit account, these amounts are included as accounts receivable in the Company’s condensed consolidated financial statements. For those strategic operating partners not required to maintain a deposit, the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. The Company expects to replenish any deficit balance through the future business operations of these strategic operating partners, or as these amounts are ultimately collected from these customers. However, to the extent that any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit amounts, the Company would be at risk of loss for any such amounts. Due to the nature and specific risk characteristics of these accounts, the Company evaluates these accounts separately in determining an allowance for expected credit losses.

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2024	$2,103
Provision for expected credit losses	825
Write-offs, less recoveries, and other adjustments	(800)

Balance as of June 30, 2025	$2,128

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

As of June 30, 2025 and 2024, management believes no impairment exists.

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

Definite-lived intangible assets consist of customer-related intangible assets, trade names and trademarks, licenses, developed technology, and non-compete agreements arising from the Company’s acquisitions. Customer-related intangible assets and trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, licenses are amortized using the straight-line method over ten years, developed technology is amortized using the straight-line method over five years, and non-compete agreements are amortized using the straight-line method over periods of up to five years.

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

i) Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods and services. The Company’s revenues are primarily from transportation services, which include providing for the arrangement of freight, both domestically and internationally, through modes of transportation, such as air, ocean, truckload, LTL, and intermodal. The Company generates its transportation services revenue by purchasing transportation from carriers and reselling those services to its customers.

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

j) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $2,063 and $1,886 for the fiscal years ended June 30, 2025 and 2024, respectively.

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

l) Share-Based Compensation

The Company grants restricted stock units and stock options to certain directors, officers, and employees. The fair value of restricted stock units is the market price of the Company’s common stock as of the grant date, and the fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option pricing model. Determining the fair value of stock option awards at the grant date requires judgment about, among other things, stock volatility, the expected life of the award, and other inputs.

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock units and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions (“PSUs”) and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. Expense for PSUs is recognized over the requisite service period based on the most probable outcome of performance conditions. The probable outcome of performance conditions of each PSU grant is adjusted as of each reporting date. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation is reflected in personnel costs in the consolidated statements of comprehensive income.

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

n) Foreign Currency

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal years ended June 30, 2025 and 2024 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the fiscal years ended June 30, 2025 and 2024 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2025 and 2024, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the consolidated statements of comprehensive income.

q) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of June 30, 2025, there have been no reissuances of treasury stock.

r) Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires more disaggregated expense information about a public entity’s reportable segments if the significant segment expenses are regularly provided to the chief operating decision maker and included in each reported measure of segment profit or loss. Additionally, ASU 2023-07 allows public entities to disclose more than one measure of segment profit or loss used by the chief operating decision maker. ASU 2023-07 did not change the definition of a segment, the method of determining segments, or the criteria for aggregating operating segments into reportable segments. The Company retrospectively adopted ASU 2023-07 for the fiscal year ended June 30, 2025 and provided the required disclosures in Note 16.

s) Recent Accounting Guidance Not Yet Adopted

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

NOTE 3 – REVENUE

For the fiscal years ended June 30, 2025 and 2024, there was no customer whose revenue represented 10% or more of consolidated revenues. A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Year Ended June 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$776,807	$77,961	$(383)	$854,385
Value-added services (1)	15,375	32,936	—	48,311
Total	$792,182	$110,897	$(383)	$902,696

Timing of revenue recognition:
Services transferred over time	$787,003	$110,690	$(383)	$897,310
Services transferred at a point in time	5,179	207	—	5,386
Total	$792,182	$110,897	$(383)	$902,696

	Year Ended June 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$670,169	$83,320	$(241)	$753,248
Value-added services (1)	13,786	35,436	—	49,222
Total	$683,955	$118,756	$(241)	$802,470

Timing of revenue recognition:
Services transferred over time	$677,862	$118,678	$(241)	$796,299
Services transferred at a point in time	6,093	78	—	6,171
Total	$683,955	$118,756	$(241)	$802,470

(1)
Value-added services include MM&D, CHB, GTM and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2025	2024
Numerator:
Net income attributable to Radiant Logistics, Inc.	$17,291	$7,685

Denominator:
Weighted average common shares outstanding, basic	46,969,294	47,047,754
Dilutive effect of share-based awards	1,761,380	1,774,263

Weighted average common shares outstanding, diluted	48,730,674	48,822,017

Potentially dilutive common shares excluded	102,500	120,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034. During the year ended June 30, 2025, the Company recorded lease termination costs of $1,491 for exiting an existing warehouse facility prior to the conclusion of the lease term and relocating to a larger facility in British Columbia to expand its existing operations.

The components of lease expense, including the lease terminations costs, are as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Operating lease cost	$16,186	$14,357

Finance leases:
Amortization of leased assets	605	575
Interest on lease liabilities	86	67

Total finance lease cost	$691	$642

Supplemental cash flow information related to leases are as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$12,333	$11,096
Operating cash flows paid for interest portion of finance leases	86	67
Financing cash flows paid for principal portion of finance leases	917	612

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$17,290	$6,277
Finance leases	848	449

Supplemental balance sheet information related to leases are as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Operating leases:
Operating lease right-of-use assets	$55,066	$49,850

Current portion of operating lease liabilities	12,741	11,629
Operating lease liabilities, net of current portion	49,245	45,026

Total operating lease liabilities	$61,986	$56,655

Finance leases:
Property, technology, and equipment, net	$1,212	$1,236

Current portion of finance lease liabilities	282	643
Finance lease liabilities, net of current portion	969	677

Total finance lease liabilities	$1,251	$1,320

Weighted average remaining lease term:
Operating leases	6.1 years	5.7 years
Finance leases	4.1 years	3.3 years

Weighted average discount rate:
Operating leases	5.82%	5.52%
Finance leases	6.12%	5.62%

As of June 30, 2025, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2026	$15,931	$349
2027	14,414	296
2028	9,957	282
2029	6,932	271
2030	6,578	184
Thereafter	21,141	55

Total lease payments	74,953	1,437

Less imputed interest	(12,967)	(185)

Total lease liabilities	$61,986	$1,251

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,	June 30,
(In thousands)	Useful Life	2025	2024
Computer software	3 − 5 years	$29,103	$28,165
Office and warehouse equipment	3 − 15 years	18,980	16,275
Leasehold improvements	(1)	11,976	11,170
Trailers and related equipment	3 − 15 years	3,996	6,946
Computer equipment	3 − 5 years	5,616	5,240
Furniture and fixtures	3 − 15 years	2,027	1,836

Property, technology, and equipment		71,698	69,632
Less: accumulated depreciation and amortization		(48,209)	(44,074)

Property, technology, and equipment, net		$23,489	$25,558
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $7,761 and $7,634 for the fiscal years ended June 30, 2025 and 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reporting segment is as follows:

(In thousands)	United States	Canada	Total
Balance as of June 30, 2024	$73,304	$19,739	$93,043
Acquisitions	24,490	—	24,490
Foreign currency translation	—	104	104

Balance as of June 30, 2025	$97,794	$19,843	$117,637

Intangible Assets

Intangible assets consist of the following:

	June 30, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.2 years	$150,339	$(104,648)	$45,691
Trade names and trademarks	5.6 years	15,409	(13,269)	2,140
Developed technology	1.4 years	4,091	(2,932)	1,159
Licenses	1.7 years	764	(631)	133

		$170,603	$(121,480)	$49,123

	June 30, 2024
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$125,552	$(95,383)	$30,169
Trade names and trademarks	6.6 years	15,382	(12,857)	2,525
Developed technology	2.4 years	4,091	(2,114)	1,977
Licenses	2.7 years	760	(551)	209
Covenants not to compete	0.6 years	1,433	(1,370)	63

		$147,218	$(112,275)	$34,943

Amortization expense was $10,618 and $10,461 for the fiscal years ended June 30, 2025 and 2024, respectively.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2026	$6,952
2027	6,352
2028	5,607
2029	5,023
2030	4,826

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its subsidiaries, including, without limitation, all of the capital stock of the subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of June 30, 2025, the one-month SOFR rate was 4.32%.

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

As of June 30, 2025, there were $20.0 million borrowings outstanding on the Revolving Credit Facility. As of June 30, 2025, the Company was in compliance with its covenants.

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

Both interest rate swap contracts matured and terminated on March 13, 2025 and there is no notional amount or fair value as of June 30, 2025. The derivative instruments had a total notional amount of $30,000 and a fair value of $1,032 recorded in deposits and other assets in the consolidated balance sheets as of June 30, 2024.

Neither interest rate swap contract was designated as a hedge, and gains and losses from changes in fair value are recognized in the consolidated statements of comprehensive income. See Note 12 for discussion of fair value of the derivative instruments.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of June 30, 2025 or 2024.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. In February 2022, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2023. Under the current stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and could be suspended or terminated at any time without prior notice. The Company purchased 145,717 shares of its common stock at an average cost of $5.48 per share for an aggregate cost of $798 during the fiscal year ended June 30, 2025. During the fiscal year ended June 30, 2024, the Company purchased 726,449 shares of its common stock at an average cost of $5.64 per share for an aggregate cost of $4,099.

NOTE 11 – VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

RLP is owned 40% by a wholly-owned subsidiary of the Company and 60% by RCP, a company for which the CEO of the Company is the sole member. RLP is a certified minority business enterprise that was formed for the purpose of providing the Company with a national accounts strategy to pursue corporate and government accounts with diversity initiatives. RCP’s ownership interest entitles it to 60% of the profits and distributable cash, if any, generated by RLP. The operations of RLP are intended to provide certain benefits to the Company, including expanding the scope of services offered by the Company and participating in supplier diversity programs not otherwise available to the Company. In the course of evaluating and approving the ownership structure, operations and economics emanating from RLP, a committee consisting of the independent Board members of the Company, considered, among other factors, the significant benefits provided to the Company through association with a minority business enterprise, particularly as many of the Company’s largest current and potential customers have a need for diversity offerings. In addition, the committee concluded that the economic relationship with RLP was on terms no less favorable to the Company than terms generally available from unaffiliated third-parties.

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

RLP recorded $245 and $853 in net income for the fiscal years ended June 30, 2025 and 2024, respectively. RCP’s distributable share was $147 and $512 for the fiscal years ended June 30, 2025 and 2024, respectively. The noncontrolling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
(In thousands)	2025	2024
ASSETS
Accounts receivable − Radiant Global Logistics, Inc.	$115	$245

	$115	$245

LIABILITIES AND PARTNERS’ CAPITAL
Partners’ capital	$115	$245

	$115	$245

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial assets (liabilities) measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(19,350)	$(19,350)

	Fair Value Measurements as of June 30, 2024
(In thousands)	Level 3	Total
Contingent consideration	$(5,165)	$(5,165)
Interest rate swap contracts (derivatives)	1,032	1,032

The following table provides a reconciliation of the financial assets (liabilities) measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration	Interest Rate Swap Contracts (Derivatives)
Balance as of June 30, 2024	$(5,165)	$1,032
Increase related to acquisitions	(17,150)	—
Contingent consideration paid	474	—
Change in fair value	2,491	(1,032)

Balance as of June 30, 2025	$(19,350)	$—

The Company has contingent obligations to transfer cash payments to former shareholders of acquired operations in conjunction with certain acquisitions if specified operating results and financial objectives are met over their stated earn-out period. Contingent consideration is measured quarterly at fair value, and any change in the fair value of the liability is included in the consolidated statements of comprehensive income. The change in fair value in each period is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the earn-out periods.

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $45,501, through earn-out periods measured through March 2027.

As discussed in Note 9, derivative instruments are carried at fair value on the consolidated balance sheets. The fair market value of interest rate swaps were determined using Level 3 unobservable inputs, specifically a pricing service proprietary to Bank of America. The interest rate swap contracts matured and there is no fair value as of June 30, 2025.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the fiscal years ended June 30, 2025 and 2024, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The significant components of income tax expense are as follows:

	Year ended June 30,
(In thousands)	2025	2024
Current:
Federal	$1,930	$1,265
State	944	341
Foreign	1,460	2,052
Total current	4,334	3,658

Deferred:
Federal	(244)	(1,629)
State	(165)	(707)
Foreign	(160)	201
Total deferred	(569)	(2,135)

Income tax expense	$3,765	$1,523

The following table reconciles income taxes based on the U.S. statutory tax rate to the Company’s income tax expense:

	Year ended June 30,
(In thousands)	2025	2024
Income tax expense at U.S. statutory rate (21%)	$4,453	$2,041
State income taxes, net of federal benefit	616	(290)
Foreign tax rate differential	143	404
Permanent differences	474	274
Share-based compensation	(358)	(42)
GILTI & FDII	(222)	(161)
Minority interest from partnership	(31)	(107)
Loss on subsidiary	(1,100)	—
Amended tax return impact	—	(377)
Return to provision true-ups	(12)	(179)
Other, net	(198)	(40)

Income tax expense	$3,765	$1,523

The Company’s effective tax rate for the year ended June 30, 2025 is lower than the U.S. federal statutory rate primarily due to tax benefits resulting from a loss on subsidiary and share-based compensation. The Company’s effective tax rate for the fiscal year ended June 30, 2024 is lower than the U.S. federal statutory rate primarily due to an amendment of a prior year return resulting in a refund.

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2025	2024
Deferred tax assets (liabilities):
Allowance for credit losses	$449	$437
Accruals	1,283	1,075
Share-based compensation	905	1,664
Operating lease liabilities	15,904	14,376
Operating lease ROU asset	(14,158)	(12,685)
Property, technology, and equipment basis differences	(1,581)	(2,368)
Goodwill deductible for tax purposes	(7,106)	(4,419)
Intangible assets	3,427	2,010
Other, net	(905)	(902)

Net deferred tax liabilities	$(1,782)	$(812)

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by the IRS are the fiscal years ended June 30, 2022 through June 30, 2025. Tax years that remain subject to examination by state authorities are the fiscal years ended June 30, 2021 through June 30, 2025. Tax years that remain subject to examination by non-U.S. authorities are the periods ended December 31, 2019 through June 30, 2025. Acquired entities may have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment. The Company does not have any material uncertain tax positions.

NOTE 14 – SHARE-BASED COMPENSATION

The Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (the “2021 plan”) permits the Company’s Audit and Executive Committee to grant share-based awards to eligible employees, non-employee directors, and consultants of the Company. The 2021 plan became effective immediately upon approval by the Company’s stockholders and will expire on November 16, 2031, unless terminated earlier by the Board. The 2021 plan replaced the 2012 Radiant Logistics, Inc. Stock Option and Performance Award Plan (the “2012 plan”). The remaining shares available for grant under the 2012 plan will roll over into the 2021 plan, and no new awards will be granted under the 2012 plan. The terms of the 2012 plan, as applicable, will continue to govern awards outstanding under the 2012 plan, until exercised, expired, paid or otherwise terminated or canceled. Other than the 2021 plan, there are no other equity compensation plans under which equity awards can be granted. As of June 30, 2025, there are 2,347,057 shares available for grant under the 2021 Plan.

Restricted Stock Units

The Company recognized share-based compensation benefit related to restricted stock units of $890 and share-based compensation expense of $2,540 for the fiscal years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had approximately $2,294 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.92 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2024	1,553,127	$6.63
Vested	(226,461)	6.60
Granted	529,598	6.85
Forfeited	(388,207)	7.05

Unvested balance as of June 30, 2025	1,468,057	$6.60

The table above includes 892,578 and 870,252 PSUs with performance-based conditions as of June 30, 2025 and 2024, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $71 for each of the fiscal years ended June 30, 2025 and 2024. The aggregate intrinsic value of options exercised was $1,165 and $491, respectively, for the fiscal years ended June 30, 2025 and 2024. As of June 30, 2025, the Company had approximately $66 of total unrecognized share-based compensation cost for stock options expected to be recognized over a weighted average period of approximately 0.93 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2024	733,093	$4.63	1.73	$963
Exercised	(448,093)	4.47	—	1,166

Outstanding as of June 30, 2025	285,000	$4.89	2.54	$476

Exercisable as of June 30, 2025	265,000	$4.70	2.29	$476

The following table summarizes outstanding and exercisable options by exercise price range as of June 30, 2025:

	Outstanding Options				Exercisable Options
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
$3.00 − $3.99	160,000	$3.39	0.78	$431	160,000	$3.39	0.78	$431
$4.00 − $4.99	25,000	4.28	0.25	45	25,000	4.28	0.25	45
$7.00 − $7.99	100,000	7.45	5.93	—	80,000	7.45	5.93	—

	285,000	$4.89	2.54	$476	$265,000	$4.70	2.29	$476

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

The following table represents the estimated discounted earn-out payments to be paid in each of the fiscal years ending June 30:

(In thousands)
2026	$6,050
2027	10,560
2028	2,740

Total	$19,350

NOTE 16 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

In conjunction with the adoption of ASU 2023-07, the Company reevaluated its measure of segment profit or loss and determined that adjusted EBITDA provides a more meaningful representation of segment performance and aligns with how the Chief Operating Decision Maker ("CODM”) evaluates operating results and allocates resources, including employees, technology investments, and capital expenditures. The Company considers adjusted EBITDA as its primary performance metric. In connection with this segment reporting change, the Company has recast previously reported amounts for the reportable segments to conform with the current segment presentation.

The Company is organized in two reportable segments: United States and Canada. The Company’s segment structure is aligned with its geographic operations, as this reflects the way management assesses business performance and allocates resources. Each reportable segment derives its revenue primarily from providing transportation services, and to a lesser extent from other value-added services. Other segment expenses primarily include selling, general, and administrative expenses. Certain corporate costs, primarily the salaries and benefits of the Company’s executives, and other corporate functions, such as legal and financial reporting, amortization of intangible assets, and other corporate costs associated with operating as a public company are considered unallocated corporate costs and not reported in the segment results.

The CEO, who is the CODM, uses adjusted EBITDA to assess performance and allocate resources to each segment, primarily through performance reviews of the operating segment results and periodic reviews of the segment’s budget versus actual comparisons. The segment profit measure excludes the effects of interest, income taxes, depreciation and amortization, and further adjust for such items as share-based compensation, costs unrelated to our core operations, and other non-cash charges. The accounting policies of the reportable segments are the same as those described in Note 2. The Company does not report total assets by segment as its CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The following tables summarize key financial information by segment:

	Year Ended June 30, 2025
(In thousands)	United States	Canada	Total
Revenue	$792,182	$110,897	$903,079
Elimination from intersegment revenue			(383)
Total consolidated revenue			$902,696

Less segment expenses:
Cost of transportation and other services	(588,976)	(74,684)
Operating partner commissions	(78,493)	—
Personnel costs	(58,078)	(18,293)
Other segment expenses	(26,616)	(8,281)

Segment adjusted EBITDA	$40,019	$9,639	$49,658

	Year Ended June 30, 2024
(In thousands)	United States	Canada	Total
Revenue	$683,955	$118,756	$802,711
Elimination from intersegment revenue			(241)
Total consolidated revenue			$802,470

Less segment expenses:
Cost of transportation and other services	(487,416)	(78,772)
Operating partner commissions	(92,668)	—
Personnel costs	(52,957)	(19,270)
Other segment expenses	(22,231)	(7,763)

Segment adjusted EBITDA	$28,683	$12,951	$41,634

The following table presents a reconciliation of Segment adjusted EBITDA to income before income taxes:

	Year ended June 30,
(In thousands)	2025	2024
Segment adjusted EBITDA	$49,658	$41,634
Depreciation and amortization	(18,493)	(18,552)
Share-based compensation	819	(2,611)
Change in fair value of contingent consideration	2,491	450
Change in fair value of interest rate swap contracts	(1,032)	(1,197)
Lease termination costs	(1,491)	(76)
Interest income (expense), net	(39)	1,277
Other	311	655
Unallocated corporate costs	(11,021)	(11,860)

Income before income taxes	$21,203	$9,720

The following table presents depreciation and amortization expense by segment:

	Year ended June 30,
(In thousands)	2025	2024
United States	$3,790	$4,127
Canada	4,058	3,948
Corporate/Eliminations	10,645	10,477

Total	$18,493	$18,552

Long-lived tangible assets outside of the United States, including right-of-use assets, are primarily located in Canada and were $61,303 and $54,273 as of June 30, 2025 and 2024, respectively.

NOTE 17 − BUSINESS COMBINATIONS

Fiscal Year 2025 Acquisitions

Effective September 1, 2024, the Company acquired Foundation Logistics & Services, LLC, a Humble, Texas based, privately held company that provides a full range of specialized transportation and logistics services for companies involved in the exploration, drilling, and production of oil and gas.

Effective October 1, 2024, the Company acquired the assets and operations of Focus Logistics, Inc. (“Focus”), a privately held company with operations in Romulus, Michigan that has operated under the Company’s Service by Air brand since 2006. Focus combined with the Company’s existing operations in the Detroit area to solidify the Company’s offerings in the region.

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

Effective April 1, 2025, the Company acquired the assets and operations of USA Logistics Services, Inc. and USA Carrier Services, LLC (collectively, “USA Logistics”), both Philadelphia, Pennsylvania based, privately held companies that have operated as part of the Company’s Service By Air brand since 2014. USA Logistics is expected to combine with the Company’s existing operations in the Philadelphia area.

Effective May 1, 2025, the Company acquired Universal Logistics, Inc. (“Universal”) a Houston, Texas based privately held company that has operated as part of the Company’s Airgroup brand since 2001. Universal is expected to combine with the Company’s existing operations in the Houston area.

The fair value of the consideration transferred for the acquisitions consisted of the following:

(In thousands)
Cash	$28,180
Post closing payment	4,948
Contingent consideration, at fair value	17,150

$50,278

The purchase price allocations for the acquisitions are as follows:

(In thousands)
Current assets	$9,358
Property, technology, and equipment	848
Intangible assets	24,652
Other long-term assets	1,497
Liabilities assumed	(9,042)
Deferred tax liabilities	(1,536)

Total identifiable net assets	25,777
Goodwill	24,500
$50,278

The Company’s results for the year ended June 30, 2025 include revenue of approximately $47,599 and net income of approximately $2,518 since their respective acquisition dates. The following table provides the unaudited consolidated pro forma results as if these acquisitions had been acquired as of July 1, 2023:

	Year ended June 30,
(In thousands)	2025	2024
Pro forma revenue	$970,617	$897,231
Pro forma net income	17,985	12,207

The pro forma results include the effects of amortization of purchased intangible assets and income tax expense. The pro forma results are based upon unaudited financial statements of the acquired entities and are presented for informational purposes only and are not necessarily indicative of the results of future operations or the results that would have occurred had the acquisitions taken place as of July 1, 2023.

The Company structured each of these transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations. Goodwill and intangible assets totaling approximately $31,368 are expected to be deductible for income tax purposes over a period of 15 years. Goodwill is recorded in the United States operating segment. Intangible assets acquired consist of customer-related intangible assets and have an estimated useful life of 10 years.

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

Select has transitioned to the Radiant brand and combined with the operations of Daleray to solidify the Company’s cruise logistics service offerings in south Florida.

Effective April 1, 2024, the Company acquired the assets and operations of Viking Worldwide, Inc., a Minnesota based, privately held company with operations in both Minneapolis, Minnesota and Houston, Texas that has operated under the Company’s Service by Air brand since 2012.

On June 3, 2024, the Company acquired the assets and operations Cascade Transportation, Inc., a Seattle-based, privately held company that provides a full range of customized time critical domestic and international transportation and logistics services.

On June 3, 2024, the Company acquired the assets and operations of D.V.A & Associates, Inc., a Portland, Oregon based, privately held company that provides a full range of domestic and international transportation and logistics services.

The Company structured each of these transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations. The total consideration for the business combinations was not significant. Goodwill is recorded in the United States operating segment and is expected to be deductible for income tax purposes over a period of 15 years. Intangible assets acquired consist of customer-related intangible assets and have an estimated useful life of 10 years.

NOTE 18 − SUBSEQUENT EVENTS

Leases

Subsequent to year end, the Company entered into lease agreements totaling $1,150 to commence in fiscal year 2026.

Acquisition

Effective September 1, 2025, the Company acquired an 80% stock ownership interest in Weport, S.A. de C.V. (“Weport”), a Mexico City-based, privately held company. Weport provides national coverage for goods moving to and from Mexico with international ocean and airfreight forwarding services, multi-modal domestic services, along with customs brokerage, warehousing, and other value-added services. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation, along with the right to purchase the remaining 20% in the future.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2025 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Foundation and Transcon. The total of the acquisitions represented 3.1% of the Company’s consolidated total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting) as of June 30, 2025, and 4.0% of the consolidated revenues for the year ended June 30, 2025.

As of June 30, 2025, we concluded that our internal control over financial reporting was effective. Our independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025).

Remediation of the Material Weakness over the Recording and Processing of Revenue Transactions

As previously disclosed in our 2024 Form 10-K, management identified a material weakness in internal control over financial reporting related to the recording and processing of revenue transactions. Specifically, the controls as then designed were not sufficient to prevent or detect a material misstatement in revenues as the design of the controls lacked the level of precision necessary to ensure the completeness and accuracy of revenues. During fiscal years 2024 and 2025, we designed, implemented, and refined a series of new and enhanced controls to help ensure the accuracy, completeness, occurrence, and timing of reported revenue. These controls have operated for a sufficient period to be tested and confirmed to be operating effectively.

As of June 30, 2025, management has completed its remediation plan. Utilizing the criteria in the COSO 2013 Internal Control – Integrated Framework, we concluded that the enhanced suite of controls provides reasonable assurance that material misstatements in revenue would be prevented or detected in a timely manner.

Changes in Internal Control over Financial Reporting

Except for the remediation activities of the material weakness over the recording and processing of revenue transactions described above, there have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, (which we refer to as our “2025 Proxy Statement”).

Our Code of Ethics, which applies to all of our directors, executive officers and employees, is available in the “About—Governance” section of our website located at www.radiantdelivers.com. In addition, printed copies of our Code of Business Conduct and Ethics are available upon written request to Attn: Human Resources, Radiant Logistics, Inc., Triton Towers Two, 700 S. Renton Village Place, Seventh Floor, Renton, Washington 98057. Any waiver of our Code of Ethics for our employees may be made only by our CEO and, with respect to our directors or executive officers, by our Board of Directors and will be promptly disclosed as required by law and NYSE rules. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of our Code of Ethics by posting such information in the “About—Governance” section of our website located at www.radiantdelivers.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Audit and Executive Oversight Committee Report” and “Director Compensation” in our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference to the information be contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as part of this Report

(1) All Financial Statements and Supplemental Information

The Company’s consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/19

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.5	Description of Company’s Common Stock	X

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.5	Employment Agreement between the Company and Jaime Becker dated November 13, 2023+		8-K		10.2	12/22/23

10.6	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.7	Radiant Logistics, Inc. Management Incentive Compensation Plan (As Amended and Restated Effective as of July 1, 2021)+		8-K		10.1	10/4/21

10.8	Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.1	11/23/21

10.9	Form of Employee Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.2	11/23/21

10.10	Form of Employee Restricted Stock Unit Award Agreement (Canada) for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.3	11/23/21

10.11	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.4	11/23/21

10.12	Form of Employee Performance Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.5	11/23/21

10.13	Form of Employee Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.6	11/23/21

10.14	Form of Non-Employee Director Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.7	11/23/21

10.15	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

10.16	Form of Non-qualified Stock Option Award Agreement under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.1	11/9/16

10.17	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.3	11/9/16

10.18	Credit Agreement, dated August 5, 2022, by and among Radiant Logistics, Inc. and Radiant Global Logistics, Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A., the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K		10.1	8/11/22

10.19	First Amendment to Credit Agreement and Consent, dated September 27, 2023, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc. and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, Keybank National Association, U.S. Bank National Association (successor to MUFG Union Bank, N.A.), the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K		10.1	9/27/23

14.1	Code of Ethics	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Baker Tilly US, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Radiant Logistics, Inc. Clawback Policy		10-K	6/30/2024	97.1	9/12/24

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 15, 2025	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard P. Palmieri	Director	September 15, 2025
Richard P. Palmieri

/s/ Michael Gould	Director	September 15, 2025
Michael Gould

/s/ Kristin E. Toth	Director	September 15, 2025
Kristin E. Toth

/s/ Bohn H. Crain	Chairman and Chief Executive Officer	September 15, 2025
Bohn H. Crain	(Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 15, 2025
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)