Form 10-Q
period 2025-09-30
RADIANT LOGISTICS, INC
filed 2025-11-10
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

There were 46,886,380 shares outstanding of the registrant’s common stock as of November 7, 2025.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,106	$22,942
Accounts receivable, net of allowance of $3,526 and $2,128, respectively	148,002	134,911
Contract assets	5,749	6,904
Income tax receivable	3,010	2,194
Prepaid expenses and other current assets	10,403	12,299
Total current assets	195,270	179,250

Property, technology, and equipment, net	22,773	23,489

Goodwill	120,749	117,637
Intangible assets, net	49,878	49,123
Operating lease right-of-use assets	54,550	55,066
Deposits and other assets	2,109	2,209
Total other long-term assets	227,286	224,035
Total assets	$445,329	$426,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$79,979	$74,411
Operating partner commissions payable	11,328	10,541
Accrued expenses	9,952	10,637
Current portion of operating lease liabilities	12,916	12,741
Current portion of finance lease liabilities	272	282
Current portion of contingent consideration	6,200	6,050
Other current liabilities	750	483
Total current liabilities	121,397	115,145

Notes payable	30,000	20,000
Operating lease liabilities, net of current portion	48,087	49,245
Finance lease liabilities, net of current portion	909	969
Contingent consideration, net of current portion	15,350	13,300
Deferred tax liabilities	2,216	1,782
Other long-term liabilities	210	248
Total long-term liabilities	96,772	85,544
Total liabilities	218,169	200,689

Commitments and contingencies (Note 15)

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,528,861 and 52,324,201 shares issued, and 47,207,846 and 47,143,178 shares outstanding, respectively	34	34
Additional paid-in capital	110,767	110,588
Treasury stock, at cost, 5,321,015 and 5,181,023 shares, respectively	(32,798)	(31,964)
Retained earnings	151,862	150,569
Accumulated other comprehensive loss	(4,173)	(3,211)
Total Radiant Logistics, Inc. stockholders’ equity	225,692	226,016
Noncontrolling interest	1,468	69
Total equity	227,160	226,085
Total liabilities and equity	$445,329	$426,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2025	2024
Revenues	$226,655	$203,565

Operating expenses:
Cost of transportation and other services	167,202	146,011
Operating partner commissions	19,996	18,801
Personnel costs	21,571	19,623
Selling, general and administrative expenses	12,074	10,321
Depreciation and amortization	3,526	4,805
Change in fair value of contingent consideration	200	200
Total operating expenses	224,569	199,761

Income from operations	2,086	3,804

Other income (expense):
Interest income	44	465
Interest expense	(605)	(237)
Foreign currency transaction gain (loss)	4	(62)
Change in fair value of interest rate swap contracts	—	(440)
Other	85	1,039
Total other income (expense)	(472)	765

Income before income taxes	1,614	4,569

Income tax expense	(339)	(1,145)

Net income	1,275	3,424
Net loss (income) attributable to noncontrolling interest	18	(48)

Net income attributable to Radiant Logistics, Inc.	$1,293	$3,376

Other Comprehensive income attributable to Radiant Logistics, Inc.:
Foreign currency translation gain (loss)	(962)	640
Comprehensive loss attributable to noncontrolling interest	13	—

Comprehensive income attributable to Radiant Logistics, Inc.	$326	$4,064

Income per share:
Basic and Diluted	$0.03	$0.07

Weighted average common shares outstanding:
Basic	47,166,166	46,721,238
Diluted	48,738,595	48,585,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended September 30, 2025

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2025	47,143,178	$34	$110,588	$(31,964)	$150,569	$(3,211)	$226,016	$69	$226,085
Repurchase of common stock	(139,992)	—	—	(834)	—	—	(834)	—	(834)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	149,660	—	(464)	—	—	—	(464)	—	(464)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	55,000	—	219	—	—	—	219	—	219
Acquisition of Weport	—	—	—	—	—	—	—	1,430	1,430
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18)	(18)
Share-based compensation	—	—	424	—	—	—	424	—	424
Net income (loss)	—	—	—	—	1,293	—	1,293	(18)	1,275
Other comprehensive income (loss)	—	—	—	—	—	(962)	(962)	5	(957)
Balance as of September 30, 2025	47,207,846	$34	$110,767	$(32,798)	$151,862	$(4,173)	$225,692	$1,468	$227,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three Months Ended September 30, 2024

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509
Repurchase of common stock	(129,360)	—	—	(708)	—	—	(708)	—	(708)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	143,036	—	(41)	—	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	22,527	—	(421)	—	—	—	(421)	—	(421)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(78)	(78)
Share-based compensation	—	—	163	—	—	—	163	—	163
Net income	—	—	—	—	3,376	—	3,376	48	3,424
Other comprehensive loss	—	—	—	—	—	640	640	—	640
Balance as of September 30, 2024	46,845,146	$33	$110,464	$(31,874)	$136,654	$(2,906)	$212,371	$117	$212,488

The accompanying notes are an integral part of these condensed consolidated financial statements

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$1,275	$3,424
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	424	163
Amortization of intangible assets	1,761	2,807
Depreciation and amortization of property, technology, and equipment	1,765	1,998
Deferred income tax expense	432	239
Amortization of debt issuance costs	100	100
Change in fair value of contingent consideration	200	200
Change in fair value of interest rate swap contracts	—	440
Other	1,374	13
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(10,947)	(1,595)
Contract assets	1,380	234
Income tax receivable	(656)	(366)
Prepaid expenses, deposits, and other assets	3,600	(3,574)
Operating lease right-of-use assets	3,063	2,771
Accounts payable	2,733	(708)
Operating partner commissions payable	788	(1,391)
Accrued expenses and other liabilities	(1,399)	(1,725)
Operating lease liabilities	(3,434)	(2,825)
Net cash provided by operating activities	2,459	205

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(4,970)	(11,444)
Purchases of property, technology, and equipment	(1,482)	(2,059)
Proceeds from sale of property, technology, and equipment	422	30
Net cash used for investing activities	(6,030)	(13,473)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,000	5,200
Repayments of revolving credit facility	—	(5,000)
Repayments of notes payable and finance lease liabilities	(71)	(168)
Repurchases of common stock	(834)	(708)
Distributions to noncontrolling interest	(18)	(78)
Proceeds from exercise of stock options	220	8
Payments of employee tax withholdings related to restricted stock units and stock options	(465)	(470)
Net cash provided by (used for) financing activities	8,832	(1,216)

Effect of exchange rate changes on cash and cash equivalents	(97)	58

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,164	(14,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,942	24,874

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,106	$10,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$584	$542
Interest paid	$503	$156

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(Dollars in thousands, except share and per share data)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

The Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States, Canada, and Mexico. The Company services a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Radiant Logistics, Inc., and its wholly-owned and majority-owned subsidiaries, and a variable interest entity, Radiant Logistics Partners, LLC (“RLP”). RLP is 60% owned by Radiant Capital Partners, LLC (“RCP,” see Note 11), an entity controlled by the Company’s Chief Executive Officer (“CEO”). All significant intercompany balances and transactions have been eliminated.

Noncontrolling interest in the condensed consolidated financial statements represents the proportionate share of equity and earnings in subsidiaries not wholly-owned by the Company. Net income (loss) of these subsidiaries or variable interest entities is allocated between the Company and the noncontrolling interest holders based on their respective ownership percentages.

b) Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

c) Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts that may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

d) Accounts Receivable

Accounts receivable, which include billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $22,705 and $21,478 as of September 30, 2025 and June 30, 2025, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2025	$2,128
Provision for expected credit losses	1,499
Write-offs, less recoveries and other adjustments	(101)

Balance as of September 30, 2025	$3,526

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

As of September 30, 2025, management believes no impairment exists.

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

Definite-lived intangible assets consist of customer-related intangible assets, trade names and trademarks, licenses, developed technology, and non-compete agreements arising from the Company’s acquisitions. Customer-related intangible assets and trademarks and trade names are amortized using the straight-line method over periods of up to up to 15 years, licenses are amortized using the straight-line method over ten years, developed technology is amortized using the straight-line method over five years, and non-compete agreements are amortized using the straight-line method over periods of up to five years.

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

j) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $553 and $499 for the three months ended September 30, 2025 and 2024, respectively.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2025 and 2024 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three months ended September 30, 2025 and 2024 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of September 30, 2025 and June 30, 2025, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

q) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of September 30, 2025, there have been no reissuances of treasury stock.

r) Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders’ equity from such reclassification.

s) Recently Adopted Accounting Guidance

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

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$193,903	$19,234	$(97)	$213,040
Value-added services (1)	4,211	9,404	—	13,615
Total	$198,114	$28,638	$(97)	$226,655

Timing of revenue recognition:
Services transferred over time	$196,373	$28,570	$(97)	$224,846
Services transferred at a point in time	1,741	68	—	1,809
Total	$198,114	$28,638	$(97)	$226,655

	Three Months Ended September 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$172,878	$19,003	$(62)	$191,819
Value-added services (1)	3,937	7,809	—	11,746
Total	$176,815	$26,812	$(62)	$203,565

Timing of revenue recognition:
Services transferred over time	$175,092	$26,777	$(62)	$201,807
Services transferred at a point in time	1,723	35	—	1,758
Total	$176,815	$26,812	$(62)	$203,565

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2025	2024
Numerator:
Net income attributable to Radiant Logistics, Inc.	$1,293	$3,376

Denominator:
Weighted average common shares outstanding, basic	47,166,166	46,721,238
Dilutive effect of share-based awards	1,572,429	1,864,573

Weighted average common shares outstanding, diluted	48,738,595	48,585,811

Potentially dilutive common shares excluded	100,000	110,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034.

The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Operating lease cost	$4,213	$3,518

Finance leases:
Amortization of leased assets	77	151
Interest on lease liabilities	18	17

Total finance lease cost	$95	$168

Supplemental cash flow information related to leases are as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,435	$2,830
Operating cash flows paid for interest portion of finance leases	18	17
Financing cash flows paid for principal portion of finance leases	71	158

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,497	$796

Supplemental balance sheet information related to leases are as follows:

	September 30,	June 30,
(In thousands)	2025	2025
Operating leases:
Operating lease right-of-use assets	$54,550	$55,066

Current portion of operating lease liabilities	12,916	12,741
Operating lease liabilities, net of current portion	48,087	49,245

Total operating lease liabilities	$61,003	$61,986

Finance leases:
Property, technology, and equipment, net	$1,135	$1,212

Current portion of finance lease liabilities	272	282
Finance lease liabilities, net of current portion	909	969

Total finance lease liabilities	$1,181	$1,251

Weighted average remaining lease term:
Operating leases	5.9 years	6.1 years
Finance leases	4.5 years	4.6 years

Weighted average discount rate:
Operating leases	5.85%	5.82%
Finance leases	6.12%	6.12%

As of September 30, 2025, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2026 (Remaining)	$12,096	$260
2027	15,171	296
2028	10,794	282
2029	7,632	271
2030	6,765	184
Thereafter	20,854	55

Total lease payments	73,312	1,348

Less imputed interest	(12,309)	(167)

Total lease liabilities	$61,003	$1,181

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2025	2025
Computer software	3 − 5 years	$29,189	$29,103
Office and warehouse equipment	3 − 15 years	19,573	18,980
Leasehold improvements	(1)	11,864	11,976
Trailers and related equipment	3 − 15 years	3,442	3,996
Computer equipment	3 − 5 years	5,519	5,616
Furniture and fixtures	3 − 15 years	2,071	2,027

Property, technology, and equipment		71,658	71,698
Less: accumulated depreciation and amortization		(48,885)	(48,209)

Property, technology, and equipment, net		$22,773	$23,489
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,765 and $1,998 for the three months ended September 30, 2025 and 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reporting segment is as follows:

(In thousands)	United States	Canada	Total
Balance as of June 30, 2025	$97,794	$19,843	$117,637
Acquisitions	3,509	—	3,509
Foreign currency translation	49	(446)	(397)

Balance as of September 30, 2025	$101,352	$19,397	$120,749

Intangible Assets

Intangible assets consist of the following:

	September 30, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.0 years	$152,292	$(105,524)	$46,768
Trade names and trademarks	5.4 years	15,293	(13,250)	2,043
Developed technology	1.2 years	4,091	(3,136)	955
Licenses	1.5 years	747	(635)	112

		$172,423	$(122,545)	$49,878

	June 30, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.2 years	$150,339	$(104,648)	$45,691
Trade names and trademarks	5.6 years	15,409	(13,269)	2,140
Developed technology	1.4 years	4,091	(2,932)	1,159
Licenses	1.7 years	764	(631)	133

		$170,603	$(121,480)	$49,123

Amortization expense amounted to $1,761 and $2,807 for the three months ended September 30, 2025 and 2024, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2026 (Remaining)	$5,394
2027	6,599
2028	5,860
2029	5,276
2030	5,079

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its subsidiaries, including, without limitation, all of the capital stock of the subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of September 30, 2025, the one-month SOFR was 4.13%.

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

Borrowings outstanding on the Revolving Credit Facility were $30,000 and $20,000 as of September 30, 2025 and June 30, 2025, respectively. As of September 30, 2025, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

In 2020, the Company entered into interest rate swap contracts with Bank of America to trade variable interest cash inflows at one-month LIBOR for a total notional amount of $30,000 for fixed interest cash outflows. Both interest rate swap contracts matured and terminated on March 13, 2025 and there is no notional amount or fair value as of September 30, 2025.

The interest rate swap contracts were not designated as hedges, and gains and losses from changes in fair value were recognized in the condensed consolidated statements of comprehensive income.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of September 30, 2025 or June 30, 2025.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. Under the stock repurchase program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The Company is not obligated to repurchase any specific number of shares and the program could be suspended or terminated at any time without prior notice. The Company purchased 139,992 shares of its common stock at an average cost of $5.96 per share for an aggregate cost of $834, and 129,360 shares of its common stock at an average cost of $5.47 per share for an aggregate cost of $708 during the three months ended September 30, 2025 and 2024, respectively.

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

RLP recorded $13 and $80 in net income, of which RCP’s distributable share was $8 and $48 for the three months ended September 30, 2025 and 2024, respectively. The noncontrolling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(21,550)	$(21,550)

	Fair Value Measurements as of June 30, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(19,350)	$(19,350)

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2025	$(19,350)
Increase related to acquisitions	(2,000)
Change in fair value	(200)

Balance as of September 30, 2025	$(21,550)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $48,961 through earn-out periods measured through August 2029.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three months ended September 30, 2025, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Current income tax expense (benefit)	$(93)	$906
Deferred income tax expense	432	239

Income tax expense	$339	$1,145

The Company’s effective tax rate is 26.3% and 25.8% for the three months ended September 30, 2025 and 2024, respectively. Income tax expense for the three months ended September 30, 2025 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal and state taxes. Income tax expense for the three months ended September 30, 2024 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal, state and foreign income taxes, and reduced by share-based compensation, which was discretely recognized and was not a component of the Company’s annualized forecasted effective tax rate. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $406 and $145 for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had approximately $3,653 of total unrecognized share-based compensation expense for restricted stock units expected to be recognized over a weighted average period of approximately 2.35 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2025	1,468,057	$6.60
Vested	(217,369)	6.85
Granted	278,797	6.52
Forfeited	(259,462)	6.47

Unvested balance as of September 30, 2025	1,270,023	$6.57

The table above includes 641,043 and 892,578 PSUs with performance-based conditions as of September 30, 2025 and June 30, 2025, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 for each of the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had approximately $48 of total unrecognized share-based compensation expense for stock options expected to be recognized over a weighted average period of approximately 0.67 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2025	285,000	$4.89	2.54	$476
Exercised	(55,000)	4.00	—	129

Outstanding as of September 30, 2025	230,000	$5.10	2.82	$338

Exercisable as of September 30, 2025	210,000	$4.88	2.55	$338

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

Contingent Consideration and Earn-out Payments

The Company’s agreements with respect to previous acquisitions contain future consideration provisions, which provide for the selling equity owners to receive additional consideration if specified operating results and financial objectives are achieved in future periods. Earn-out payments are generally due annually on November 1st or 90 days following each anniversary of each respective acquisition.

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2026 (remaining)	$6,200
2027	11,310
2028	3,340
2029	500
2030	200

Total	$21,550

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

The Company is organized in two reportable segments: United States and Canada. The Company’s segment structure is aligned with its geographic operations, as this reflects the way management assesses business performance and allocates resources. The United States segment also includes the Company’s operations in Mexico. Each reportable segment derives its revenue primarily from providing transportation services, and to a lesser extent from other value-added services. Other segment expenses primarily include selling, general, and administrative expenses. Certain corporate costs, primarily the salaries and benefits of the Company’s executives, and other corporate functions, such as legal and financial reporting, amortization of intangible assets, and other corporate costs associated with operating as a public company are considered unallocated corporate costs and not reported in the segment results.

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

The following tables summarize key financial information by segment:

	Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Total
Revenues	$198,114	$28,638	$226,752
Elimination from intersegment revenues			(97)
Total consolidated revenues			$226,655

Less segment expenses:
Cost of transportation and other services	(148,513)	(18,786)
Operating partner commissions	(19,996)	—
Personnel costs	(15,184)	(4,718)
Other segment expenses	(7,896)	(2,058)

Segment adjusted EBITDA	$6,525	$3,076	$9,601

	Three Months Ended September 30, 2024
(In thousands)	United States	Canada	Total
Revenues	$176,815	$26,812	$203,627
Elimination from intersegment revenues			(62)
Total consolidated revenues			$203,565

Less segment expenses:
Cost of transportation and other services	(128,052)	(18,021)
Operating partner commissions	(18,801)	—
Personnel costs	(13,554)	(4,757)
Other segment expenses	(6,055)	(2,127)

Segment adjusted EBITDA	$10,353	$1,907	$12,260

The following table presents a reconciliation of Segment adjusted EBITDA to income before income taxes:

	Three Months Ended September 30,
(In thousands)	2025	2024
Segment adjusted EBITDA	$9,601	$12,260
Depreciation and amortization	(3,526)	(4,919)
Share-based compensation	(424)	(163)
Change in fair value of contingent consideration	(200)	(200)
Change in fair value of interest rate swap contracts	—	(440)
Interest income (expense), net	(561)	228
Other	(131)	(14)
Unallocated corporate costs	(3,145)	(2,183)

Income before income taxes	$1,614	$4,569

The following table presents depreciation and amortization expense by segment:

	Three Months Ended September 30,
(In thousands)	2025	2024
United States	$756	$1,074
Canada	1,023	1,031
Corporate/Eliminations	1,747	2,814

Total	$3,526	$4,919

Long-lived tangible assets outside of the United States, including right-of-use assets, are primarily located in Canada and were $60,432 and $61,303 as of September 30, 2025 and June 30, 2025, respectively.

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2026 Acquisitions

Effective September 1, 2025, the Company acquired an 80% stock ownership interest in Weport, S.A. de C.V. (“Weport”), a Mexico City-based, privately held company. Weport provides national coverage for goods moving to and from Mexico with international ocean and airfreight forwarding services, multi-modal domestic services, along with customs brokerage, warehousing, and other value-added services. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation, along with the right to purchase the remaining 20% in the future. Weport is included in the United States segment.

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The primary estimates not yet finalized relate to net assets acquired, identifiable intangible assets, working capital and contingent consideration.

NOTE 18 – SUBSEQUENT EVENTS

Repurchase of Common Stock

Pursuant to the stock repurchase program described in Note 10, the Company purchased 341,466 shares of Common Stock subsequent to September 30, 2025 and through November 7, 2025 for a total cost of $2,041 inclusive of transaction costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our indebtedness; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from prior or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our prior inability to remediate a material weakness in our internal control over financial reporting, and the further risks that may arise should we be unable to maintain an effective system of disclosure controls and internal control over financial reporting in the future; and such other factors that may be identified from time to time in our U.S Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1 Item 1A of our Form 10-K for the year ended June 30, 2025. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States and Canada. We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and generally stronger net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international freight forwarding and freight brokerage services, including air, ocean, truckload, less than truckload ("LTL"), and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging shipments, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including materials management and distributions ("MM&D"), customs house brokerage ("CHB") and global trade management ("GTM") solutions which complement our core transportation service offering.

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s technology platform, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes, enhances our ability to efficiently source and manage its transportation capacity.

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

Impact of Notable External Conditions

The global economic and trade environments remain uncertain, due to factors including inflation, tariff uncertainties, geopolitical tensions, and changes in consumer behavior, any or all of which could adversely affect our business and financial results.

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

Our transportation revenue represents the total dollar value of services we sell to our customers. Our cost of transportation includes direct costs of transportation, including motor carrier, air, ocean, and rail services. Our adjusted gross profit, a non-GAAP financial measure, is gross revenue less the direct cost of transportation and other services (excluding depreciation and amortization, which are reported separately), and is used as an indicator of our ability to source, add value, and resell services provided by third-parties, and is considered by management to be a key performance measure. Adjusted gross profit percentage is adjusted gross profit as a percentage of our total revenue. In addition, management believes measuring its operating costs as a function of adjusted gross profit provides a useful metric, as our ability to control costs as a function of adjusted gross profit directly impacts operating results. We believe that these metrics provide investors with meaningful information to understand our results of operations and the ability to analyze financial and business trends on a period-to-period basis.

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

EBITDA is a non-GAAP financial measure of income and does not include the effects of interest, income taxes, and the “non-cash” effects of depreciation and amortization on long-term assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, technology, and equipment and all amortization charges (including amortization of leasehold improvements). We then further adjust EBITDA to exclude share-based compensation, costs unrelated to our core operations (primarily acquisition and litigation costs), allocation of earnings attributable to noncontrolling interests in subsidiaries, and other non-cash charges. While management considers EBITDA and adjusted EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our condensed consolidated financial statements. The Company’s financial covenants with its lenders define an adjusted EBITDA as a key component of its covenant calculations. The Company’s ability to grow adjusted EBITDA is closely monitored by management as it’s directly tied to financial borrowing capacity and is a frequent point of discussion with its investors as well as the Company’s earnings calls.

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

Results of Operations

Three months ended September 30, 2025 and 2024 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$193,903	$19,234	$(97)	$213,040	$172,878	$19,003	$(62)	$191,819
Value-added services	4,211	9,404	—	13,615	3,937	7,809	—	11,746
	198,114	28,638	(97)	226,655	176,815	26,812	(62)	203,565
Cost of transportation and other services
Transportation	147,081	15,123	(97)	162,107	126,499	14,599	(62)	141,036
Value-added services	1,432	3,663	—	5,095	1,553	3,422	—	4,975
	148,513	18,786	(97)	167,202	128,052	18,021	(62)	146,011
Adjusted gross profit (1)
Transportation	46,822	4,111	—	50,933	46,379	4,404	—	50,783
Value-added services	2,779	5,741	—	8,520	2,384	4,387	—	6,771
	$49,601	$9,852	$—	$59,453	$48,763	$8,791	$—	$57,554
Adjusted gross profit percentage
Transportation	24.1%	21.4%	N/A	23.9%	26.8%	23.2%	N/A	26.5%
Value-added services	66.0%	61.0%	N/A	62.6%	60.6%	56.2%	N/A	57.6%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $213.0 million and $191.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $21.2 million, or 11.1%, is primarily attributable to incremental revenues generated from prior year acquisitions. Adjusted transportation gross profit was $50.9 million and $50.8 million for the three months ended September 30, 2025 and 2024, respectively. Net transportation margins decreased from 26.5% to 23.9%, primarily due to increases in ocean revenues, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $13.6 million and $11.7 million for the three months ended September 30, 2025 and 2024, respectively. Adjusted value-added services gross profit was $8.5 million for the three months ended September 30, 2025, compared to $6.8 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 57.6% to 62.6%.

The following table provides a reconciliation for the three months ended September 30, 2025 and 2024 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2025	2024
Revenues	$226,655	$203,565
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(167,202)	(146,011)
Depreciation and amortization	(2,339)	(3,488)
GAAP gross profit	$57,114	$54,066
Depreciation and amortization	2,339	3,488
Adjusted gross profit	$59,453	$57,554

GAAP gross profit percentage	25.2%	26.6%
Adjusted gross profit percentage	26.2%	28.3%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$49,601	$9,852	$—	$59,453	$48,763	$8,791	$—	$57,554

Operating expenses:
Operating partner commissions	19,996	—	—	19,996	18,801	—	—	18,801
Personnel costs	15,184	4,718	1,669	21,571	13,554	4,757	1,312	19,623
Selling, general and administrative expenses	8,258	2,125	1,691	12,074	6,250	2,170	1,901	10,321
Depreciation and amortization	756	1,023	1,747	3,526	960	1,031	2,814	4,805
Change in fair value of contingent consideration	—	—	200	200	—	—	200	200

Total operating expenses	44,194	7,866	5,307	57,367	39,565	7,958	6,227	53,750

Income (loss) from operations	5,407	1,986	(5,307)	2,086	9,198	833	(6,227)	3,804
Other income (expense)	26	63	(561)	(472)	16	(39)	788	765

Income (loss) before income taxes	5,433	2,049	(5,868)	1,614	9,214	794	(5,439)	4,569
Income tax expense	—	—	(339)	(339)	—	—	(1,145)	(1,145)

Net income (loss)	5,433	2,049	(6,207)	1,275	9,214	794	(6,584)	3,424
Less: Net income (loss) attributable to non- controlling interest	18	—	—	18	(48)	—	—	(48)

Net income (loss) attributable to Radiant Logistics, Inc.	$5,451	$2,049	$(6,207)	$1,293	$9,166	$794	$(6,584)	$3,376

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
Operating expenses as a percent of adjusted gross profit:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	40.3%	0.0%	N/A	33.6%	38.6%	0.0%	N/A	32.7%
Personnel costs	30.6%	47.9%	N/A	36.3%	27.8%	54.1%	N/A	34.1%
Selling, general and administrative expenses	16.6%	21.6%	N/A	20.3%	12.8%	24.7%	N/A	17.9%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions increased $1.2 million, or 6.4%, to $20.0 million for the three months ended September 30, 2025. The increase is primarily due to an increase of adjusted gross profit generated from our strategic operating partners, partially offset by the conversions of strategic operating partners to Company-owned locations who earned commissions in the prior year. As a percentage of adjusted gross profit, operating partner commissions increased 97 basis points to 33.6% from 32.7% for the three months ended September 30, 2025 and 2024, respectively, as a result of a higher percentage of gross margin generated from Company-owned locations.

Personnel costs increased $2.0 million, or 9.9%, to $21.6 million for the three months ended September 30, 2025. The increase is primarily due to an increase in headcount from recent acquisitions and the share-based compensation expense in the period. As a percentage of adjusted gross profit, personnel costs increased 219 basis points to 36.3% from 34.1% for the three months ended September 30, 2025 and 2024, respectively.

Selling, general and administrative (“SG&A”) expenses increased $1.8 million, or 17.0%, to $12.1 million for the three months ended September 30, 2025. The increase is primarily due to increased allowance for credit losses and technology spending, partially offset by lower professional service fees. As a percentage of adjusted gross profit, SG&A increased 238 basis points to 20.3% from 17.9% for the three months ended September 30, 2025 and 2024, respectively.

Depreciation and amortization costs decreased $1.3 million, or 26.6%, to $3.5 million for the three months ended September 30, 2025. The decrease is primarily attributable to amortization of intangible assets from acquisitions that are now fully amortized, partially offset by amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 242 basis points to 5.9% from 8.3% for the three months ended September 30, 2025 and 2024, respectively.

Change in fair value of contingent consideration was a loss of $0.2 million for each of the three months ended September 30, 2025 and 2024. The change in each fiscal year is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Our decrease in net income is driven by increased personnel costs, SG&A, offset by decreases to depreciation and amortization.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2025 and 2024 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$5,451	$2,049	$(6,207)	$1,293	$9,166	$794	$(6,584)	$3,376
Income tax expense	—	—	339	339	—	—	1,145	1,145
Depreciation and amortization (1)	756	1,023	1,747	3,526	1,074	1,031	2,814	4,919
Net interest expense	—	—	561	561	—	—	(228)	(228)
Share-based compensation	193	16	215	424	91	42	30	163
Change in fair value of contingent consideration	—	—	200	200	—	—	200	200
Lease termination costs	16	92	—	108	—	—	—	—
Change in fair value of interest rate swap contracts	—	—	—	—	—	—	440	440
Other (2)	109	(104)	341	346	22	40	(625)	(563)

Adjusted EBITDA	$6,525	$3,076	$(2,804)	$6,797	$10,353	$1,907	$(2,808)	$9,452
Adjusted EBITDA as a % of adjusted gross profit (3)	13.2%	31.2%	N/A	11.4%	21.2%	21.7%	N/A	16.4%

(1) Depreciation and amortization for the purposes of calculating adjusted EBITDA, a non-GAAP financial measure, includes depreciation expense recognized on certain computer software as a service.

(2) Other includes costs unrelated to our core operations (primarily acquisition and litigation costs), and other non-cash charges.

(3) Adjusted gross profit is revenues less the cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2025, we have $28.1 million in unrestricted cash and cash equivalents on hand to serve as adequate working capital.

Net cash provided by operating activities was $2.5 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, prepaid expenses, accounts payable, operating partner commissions payable, and accrued expenses and other liabilities. Cash flow from operating activities for the three months ended September 30, 2025 increased by $2.3 million, compared with the same period in fiscal year 2025, primarily due to net changes in operating assets and liabilities offset by increased net income.

Net cash used for investing activities was $6.0 million and $13.5 million for the three months ended September 30, 2025 and 2024, respectively. Cash paid for acquisitions were $5.0 million and $11.4 million for the three months ended September 30, 2025 and 2024, respectively. Cash paid for purchases of property, technology, and equipment were $1.5 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. Proceeds from sale of property, technology, and equipment were $0.4 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively.

Net cash provided by financing activities was $8.8 million and net cash used for financing activities was $1.2 million for the three months ended September 30, 2025 and 2024, respectively. Net proceeds from the Revolving Credit Facility were $10.0 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Repayments of notes payable and finance lease liabilities were $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Repurchases of common stock were $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. Distributions to noncontrolling interest were less than $0.1 million for each of the three months ended September 30, 2025 and 2024, respectively. Proceeds from exercise of stock options were $0.2 million and less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million for each of the three months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, borrowings outstanding on the Revolving Credit Facility were $30.0 million. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada and Mexico. If foreign exchange rates were 1.0% higher or lower, our net income for the three months ended September 30, 2025 would have changed by approximately $0.1 million. A fluctuation in foreign exchange rates could have a modest impact on the contingent consideration payments that could be due under our acquisition of Weport, S.A. de C.V.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2025 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. Under the repurchase program, the Company purchased the following shares of Common Stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1 − 31, 2025	—	—	—	4,660,235
August 1 − 31, 2025	—	—	—	4,660,235
September 1 − 30, 2025	139,992	$5.96	139,992	4,520,243

Total	139,992	$5.96	139,992	4,520,243

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

RADIANT LOGISTICS, INC.

Date: November 10, 2025	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)