Form 10-Q
period 2025-12-31
RADIANT LOGISTICS, INC
filed 2026-02-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

There were 46,826,544 shares outstanding of the registrant’s common stock as of February 2, 2026.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
(In thousands, except share and per share data)	2025	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,884	$22,942
Accounts receivable, net of allowance of $3,454 and $2,128, respectively	139,947	134,911
Contract assets	6,477	6,904
Income tax receivable	1,887	2,194
Prepaid expenses and other current assets	11,196	12,299
Total current assets	191,391	179,250

Property, technology, and equipment, net	21,944	23,489

Goodwill	121,146	117,637
Intangible assets, net	48,290	49,123
Operating lease right-of-use assets	54,669	55,066
Deposits and other assets	2,007	2,209
Total other long-term assets	226,112	224,035
Total assets	$439,447	$426,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,124	$74,411
Operating partner commissions payable	10,469	10,541
Accrued expenses	11,959	10,637
Current portion of operating lease liabilities	13,445	12,741
Current portion of finance lease liabilities	263	282
Current portion of contingent consideration	9,170	6,050
Other current liabilities	806	483
Total current liabilities	120,236	115,145

Notes payable	30,000	20,000
Operating lease liabilities, net of current portion	47,568	49,245
Finance lease liabilities, net of current portion	846	969
Contingent consideration, net of current portion	7,130	13,300
Deferred tax liabilities	2,400	1,782
Other long-term liabilities	10	248
Total long-term liabilities	87,954	85,544
Total liabilities	208,190	200,689

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	1,321	—

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,592,617 and 52,324,201 shares issued, and 46,826,544 and 47,143,178 shares outstanding, respectively	34	34
Additional paid-in capital	111,388	110,588
Treasury stock, at cost, 5,766,073 and 5,181,023 shares, respectively	(35,457)	(31,964)
Retained earnings	157,167	150,569
Accumulated other comprehensive loss	(3,304)	(3,211)
Total Radiant Logistics, Inc. stockholders’ equity	229,828	226,016
Noncontrolling interest	108	69
Total equity	229,936	226,085
Total liabilities and equity	$439,447	$426,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$232,130	$264,544	$458,785	$468,109

Operating expenses:
Cost of transportation and other services	168,669	201,239	335,871	347,250
Operating partner commissions	20,307	19,291	40,303	38,092
Personnel costs	22,589	19,554	44,160	39,177
Selling, general and administrative expenses	9,609	12,000	21,683	22,321
Depreciation and amortization	3,566	5,038	7,092	9,843
Change in fair value of contingent consideration	(90)	(1,300)	110	(1,100)
Total operating expenses	224,650	255,822	449,219	455,583

Income from operations	7,480	8,722	9,566	12,526

Other income (expense):
Interest income	36	367	80	832
Interest expense	(625)	(311)	(1,230)	(548)
Foreign currency transaction gain (loss)	(120)	181	(116)	119
Change in fair value of interest rate swap contracts	—	(301)	—	(741)
Other	174	14	259	1,053
Total other income (expense)	(535)	(50)	(1,007)	715

Income before income taxes	6,945	8,672	8,559	13,241

Income tax expense	(1,725)	(2,163)	(2,064)	(3,308)

Net income	5,220	6,509	6,495	9,933
Net loss (income) attributable to noncontrolling interest	85	(42)	103	(90)

Net income attributable to Radiant Logistics, Inc.	$5,305	$6,467	$6,598	$9,843

Other Comprehensive income attributable to Radiant Logistics, Inc.:
Foreign currency translation gain (loss)	869	(2,911)	(93)	(2,271)
Comprehensive loss attributable to noncontrolling interest	40	—	53	—

Comprehensive income attributable to Radiant Logistics, Inc.	$6,129	$3,598	$6,455	$7,662

Income per share:
Basic	$0.11	$0.14	$0.14	$0.21
Diluted	$0.11	$0.13	$0.14	$0.20

Weighted average common shares outstanding:
Basic	46,912,966	46,942,639	47,039,566	46,831,938
Diluted	48,665,202	48,983,153	48,701,899	48,784,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Six Months Ended December 31, 2025

(unaudited)

	TOTAL EQUITY
	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total	Redeemable Non- Controlling
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity	Interest
Balance as of June 30, 2025	47,143,178	$34	$110,588	$(31,964)	$150,569	$(3,211)	$226,016	$69	$226,085	$—
Repurchase of common stock	(139,992)	—	—	(834)	—	—	(834)	—	(834)	—
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	149,660	—	(464)	—	—	—	(464)	—	(464)	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	55,000	—	219	—	—	—	219	—	219	—
Acquisition of Weport	—	—	—	—	—	—	—	1,430	1,430	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18)	(18)	—
Share-based compensation	—	—	424	—	—	—	424	—	424	—
Net income (loss)	—	—	—	—	1,293	—	1,293	(18)	1,275	—
Other comprehensive income (loss)	—	—	—	—	—	(962)	(962)	5	(957)	—
Balance as of September 30, 2025	47,207,846	$34	$110,767	$(32,798)	$151,862	$(4,173)	$225,692	$1,468	$227,160	$—

Repurchase of common stock	(445,058)	—	—	(2,659)	—	—	(2,659)	—	(2,659)	—
Weport measurement period adjustment	—	—	—	—	—	—	—	(1,409)	(1,409)	1,409
Issuance of common stock upon vesting of restricted stock units	33,756	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	30,000	—	113	—	—	—	113	—	113	—
Share-based compensation	—	—	508	—	—	—	508	—	508	—
Net income (loss)	—	—	—	—	5,305	—	5,305	49	5,354	(134)
Other comprehensive income	—	—	—	—	—	869	869	—	869	46
Balance as of December 31, 2025	46,826,544	$34	$111,388	$(35,457)	$157,167	$(3,304)	$229,828	$108	$229,936	$1,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Six Months Ended December 31, 2024

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509
Repurchase of common stock	(129,360)	—	—	(708)	—	—	(708)	—	(708)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	143,036	—	(41)	—	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	22,527	—	(421)	—	—	—	(421)	—	(421)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(78)	(78)
Share-based compensation	—	—	163	—	—	—	163	—	163
Net income	—	—	—	—	3,376	—	3,376	48	3,424
Other comprehensive income	—	—	—	—	—	640	640	—	640
Balance as of September 30, 2024	46,845,146	$33	$110,464	$(31,874)	$136,654	$(2,906)	$212,371	$117	$212,488

Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	18,433	1	(390)	—	—	—	(389)	—	(389)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	133,891	—	724	—	—	—	724	—	724
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(60)	(60)
Share-based compensation	—	—	(1,813)	—	—	—	(1,813)	—	(1,813)
Net income	—	—	—	—	6,467	—	6,467	42	6,509
Other comprehensive loss	—	—	—	—	—	(2,911)	(2,911)	—	(2,911)
Balance as of December 31, 2024	46,997,470	$34	$108,985	$(31,874)	$143,121	$(5,817)	$214,449	$99	$214,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$6,495	$9,933
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	932	(1,650)
Amortization of intangible assets	3,587	5,809
Depreciation and amortization of property, technology, and equipment	3,505	4,034
Deferred income tax expense	575	188
Amortization of debt issuance costs	200	200
Change in fair value of contingent consideration	110	(1,100)
Change in fair value of interest rate swap contracts	—	741
Other	1,235	1,429
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(2,329)	5,814
Contract assets	658	(610)
Income tax receivable	471	(109)
Prepaid expenses, deposits, and other assets	2,834	2,530
Operating lease right-of-use assets	6,198	5,552
Accounts payable	(3,335)	(9,323)
Operating partner commissions payable	(72)	(3,094)
Accrued expenses and other liabilities	476	1,280
Operating lease liabilities	(6,725)	(5,734)
Net cash provided by operating activities	14,815	15,890

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,195)	(15,856)
Purchases of property, technology, and equipment	(2,198)	(3,605)
Proceeds from sale of property, technology, and equipment	505	78
Net cash used for investing activities	(6,888)	(19,383)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,000	15,200
Repayments of revolving credit facility	—	(15,200)
Repayments of notes payable and finance lease liabilities	(142)	(360)
Repurchases of common stock	(3,493)	(708)
Payments of contingent consideration	(5,160)	(63)
Distributions to noncontrolling interest	(18)	(138)
Proceeds from exercise of stock options	332	434
Payments of employee tax withholdings related to restricted stock units and stock options	(464)	(562)
Net cash provided by (used for) financing activities	1,055	(1,397)

Effect of exchange rate changes on cash and cash equivalents	(40)	(76)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,942	(4,966)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,942	24,874

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,884	$19,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$1,069	$1,718
Interest paid	$1,038	$351

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Radiant Logistics, Inc., and its consolidated subsidiaries, including a variable interest entity, Radiant Logistics Partners, LLC (“RLP”). RLP is 60% owned by Radiant Capital Partners, LLC (“RCP,” see Note 11), an entity controlled by the Company’s Chief Executive Officer (“CEO”). All significant intercompany balances and transactions have been eliminated.

Noncontrolling interest in the condensed consolidated financial statements represents the proportionate share of equity and earnings in subsidiaries not wholly-owned by the Company. Net income (loss) of these subsidiaries, including the variable interest entity, is allocated between the Company and the noncontrolling interest holders based on their respective ownership percentages.

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

d) Accounts Receivable

Accounts receivable, which include billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $24,387 and $21,478 as of December 31, 2025 and June 30, 2025, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2025	$2,128
Provision for expected credit losses	1,440
Write-offs, less recoveries and other adjustments	(114)

Balance as of December 31, 2025	$3,454

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

As of December 31, 2025, management believes no impairment exists.

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

h) Redeemable Noncontrolling Interest

The Company accounts for redeemable noncontrolling interest at the greater of the redemption fair value or the carrying value of the noncontrolling interest, adjusted for net income or loss, and changes in other comprehensive income. The redeemable noncontrolling interest is related to the acquisition of Weport, S.A. de C.V. (“Weport”) and was initially measured at its fair value at acquisition (see Note 17). The amount is subsequently measured quarterly at its redemption amount, as adjusted for net income or loss, and changes in other comprehensive income. The offset of any fair value adjustment is recorded to equity. There was no remeasurement adjustment as of December 31, 2025.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $486 and $1,039 for the three and six months ended December 31, 2025, respectively, and $437 and $935 for the three and six months ended December 31, 2024, respectively.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and six months ended December 31, 2025 and 2024 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three and six months ended December 31, 2025 and 2024 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of December 31, 2025 and June 30, 2025, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of December 31, 2025, there have been no reissuances of treasury stock.

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

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended December 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$198,874	$19,089	$(123)	$217,840
Value-added services (1)	4,151	10,139	—	14,290
Total	$203,025	$29,228	$(123)	$232,130

Timing of revenue recognition:
Services transferred over time	$201,205	$29,143	$(123)	$230,225
Services transferred at a point in time	1,820	85	—	1,905
Total	$203,025	$29,228	$(123)	$232,130

	Six Months Ended December 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$392,777	$38,323	$(220)	$430,880
Value-added services (1)	8,362	19,543	—	27,905
Total	$401,139	$57,866	$(220)	$458,785

Timing of revenue recognition:
Services transferred over time	$397,578	$57,713	$(220)	$455,071
Services transferred at a point in time	3,561	153	—	3,714
Total	$401,139	$57,866	$(220)	$458,785

	Three Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$232,862	$19,269	$(67)	$252,064
Value-added services (1)	3,901	8,579	—	12,480
Total	$236,763	$27,848	$(67)	$264,544

Timing of revenue recognition:
Services transferred over time	$235,162	$27,816	$(67)	$262,911
Services transferred at a point in time	1,601	32	—	1,633
Total	$236,763	$27,848	$(67)	$264,544

	Six Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$405,740	$38,272	$(129)	$443,883
Value-added services (1)	7,838	16,388	—	24,226
Total	$413,578	$54,660	$(129)	$468,109

Timing of revenue recognition:
Services transferred over time	$410,252	$54,595	$(129)	$464,718
Services transferred at a point in time	3,326	65	—	3,391
Total	$413,578	$54,660	$(129)	$468,109

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share data)	2025	2024	2025	2024
Numerator:
Net income attributable to Radiant Logistics, Inc.	$5,305	$6,467	$6,598	$9,843

Denominator:
Weighted average common shares outstanding, basic	46,912,966	46,942,639	47,039,566	46,831,938
Dilutive effect of share-based awards	1,752,236	2,040,514	1,662,333	1,952,544

Weighted average common shares outstanding, diluted	48,665,202	48,983,153	48,701,899	48,784,482

Potentially dilutive common shares excluded	100,000	105,000	100,000	105,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034.

The components of lease expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Operating lease cost	$4,233	$5,146	$8,446	$8,663

Finance leases:
Amortization of leased assets	77	189	153	340
Interest on lease liabilities	17	26	36	43

Total finance lease cost	$94	$215	$189	$383

Supplemental cash flow information related to leases are as follows:

	Six Months Ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$6,733	$5,813
Operating cash flows paid for interest portion of finance leases	36	43
Financing cash flows paid for principal portion of finance leases	142	360

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,144	$16,420

Supplemental balance sheet information related to leases are as follows:

	December 31,	June 30,
(In thousands)	2025	2025
Operating leases:
Operating lease right-of-use assets	$54,669	$55,066

Current portion of operating lease liabilities	13,445	12,741
Operating lease liabilities, net of current portion	47,568	49,245

Total operating lease liabilities	$61,013	$61,986

Finance leases:
Property, technology, and equipment, net	$1,059	$1,212

Current portion of finance lease liabilities	263	282
Finance lease liabilities, net of current portion	846	969

Total finance lease liabilities	$1,109	$1,251

Weighted average remaining lease term:
Operating leases	5.8 years	6.1 years
Finance leases	4.3 years	4.6 years

Weighted average discount rate:
Operating leases	5.87%	5.82%
Finance leases	6.12%	6.12%

As of December 31, 2025, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2026 (Remaining)	$8,344	$171
2027	15,886	296
2028	11,508	282
2029	8,340	271
2030	7,480	184
Thereafter	21,432	55

Total lease payments	72,990	1,259

Less imputed interest	(11,977)	(150)

Total lease liabilities	$61,013	$1,109

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		December 31,	June 30,
(In thousands)	Useful Life	2025	2025
Computer software	3 − 5 years	$29,567	$29,103
Office and warehouse equipment	3 − 15 years	19,917	18,980
Leasehold improvements	(1)	11,744	11,976
Trailers and related equipment	3 − 15 years	3,323	3,996
Computer equipment	3 − 5 years	5,662	5,616
Furniture and fixtures	3 − 15 years	2,079	2,027

Property, technology, and equipment		72,292	71,698
Less: accumulated depreciation and amortization		(50,348)	(48,209)

Property, technology, and equipment, net		$21,944	$23,489
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,740 and $3,505 for the three and six months ended December 31, 2025, respectively, and $2,036 and $4,034 for the three and six months ended December 31, 2024, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reporting segment is as follows:

(In thousands)	United States	Canada	Total
Balance as of June 30, 2025	$97,794	$19,843	$117,637
Acquisitions	3,552	—	3,552
Foreign currency translation	127	(170)	(43)

Balance as of December 31, 2025	$101,473	$19,673	$121,146

Intangible Assets

Intangible assets consist of the following:

	December 31, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.8 years	$152,881	$(107,383)	$45,498
Trade names and trademarks	5.2 years	15,365	(13,418)	1,947
Developed technology	0.9 years	4,091	(3,341)	750
Licenses	1.2 years	758	(663)	95

		$173,095	$(124,805)	$48,290

	June 30, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.2 years	$150,339	$(104,648)	$45,691
Trade names and trademarks	5.6 years	15,409	(13,269)	2,140
Developed technology	1.4 years	4,091	(2,932)	1,159
Licenses	1.7 years	764	(631)	133

		$170,603	$(121,480)	$49,123

Amortization expense amounted to $1,826 and $3,587 for the three and six months ended December 31, 2025, respectively, and $3,002 and $5,809 for the three and six months ended December 31, 2024, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2026 (Remaining)	$3,657
2027	6,700
2028	5,866
2029	5,282
2030	5,085

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its subsidiaries, including, without limitation, all of the capital stock of the subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of December 31, 2025, the one-month SOFR was 3.69%.

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

Borrowings outstanding on the Revolving Credit Facility were $30,000 and $20,000 as of December 31, 2025 and June 30, 2025, respectively. As of December 31, 2025, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

In 2020, the Company entered into interest rate swap contracts with Bank of America to trade variable interest cash inflows at one-month LIBOR for a total notional amount of $30,000 for fixed interest cash outflows. Both interest rate swap contracts matured and terminated on March 13, 2025 and there is no notional amount or fair value as of December 31, 2025 or June 30, 2025.

The interest rate swap contracts were not designated as hedges, and gains and losses from changes in fair value were recognized in the condensed consolidated statements of comprehensive income.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of December 31, 2025 or June 30, 2025.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. On November 13, 2025, the Company’s board of directors extended the program and authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2027. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The Company is not obligated to repurchase any specific number of shares and the program could be suspended or terminated at any time without prior notice. The Company purchased 585,050 shares of its common stock at an average cost of $5.97 per share for an aggregate cost of $3,493, and 129,360 shares of its common stock at an average cost of $5.47 per share for an aggregate cost of $708 during the six months ended December 31, 2025 and 2024, respectively.

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

RLP recorded $82 and $95 in net income, of which RCP’s distributable share was $49 and $57 for the three and six months ended December 31, 2025, respectively. RLP recorded $70 and $150 in net income, of which RCP’s distributable share was $42 and $90 for the three and six months ended December 31, 2024, respectively. The noncontrolling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(16,300)	$(16,300)

	Fair Value Measurements as of June 30, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(19,350)	$(19,350)

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2025	$(19,350)
Increase related to acquisitions	(2,000)
Contingent consideration paid	5,160
Change in fair value	(110)

Balance as of December 31, 2025	$(16,300)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $43,801 through earn-out periods measured through August 2029.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three and six months ended December 31, 2025, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Current income tax expense	$1,582	$2,214	$1,489	$3,120
Deferred income tax expense (benefit)	143	(51)	575	188

Income tax expense	$1,725	$2,163	$2,064	$3,308

The Company’s effective tax rate is 24.6% and 25.4% for the six months ended December 31, 2025 and 2024, respectively. Income tax expense for the six months ended December 31, 2025 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal and state taxes. Income tax expense for the six months ended December 31, 2024 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal and state income taxes. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $490 and $896 for the three and six months ended December 31, 2025, respectively, and share-based compensation benefit of $1,831 and $1,686 for the three and six months ended December 31, 2024, respectively. As of December 31, 2025, the Company had approximately $4,505 of total unrecognized share-based compensation expense for restricted stock units expected to be recognized over a weighted average period of approximately 2.31 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2025	1,468,057	$6.60
Vested	(251,125)	6.80
Granted	708,981	6.21
Forfeited/Cancelled	(268,596)	6.47

Unvested balance as of December 31, 2025	1,657,317	$6.42

The table above includes 1,034,821 and 892,578 PSUs with performance-based conditions as of December 31, 2025 and June 30, 2025, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $36 for each of the three and six months ended December 31, 2025, respectively, and $18 and $36 for the three and six months ended December 31, 2024, respectively. As of December 31, 2025, the Company had approximately $30 of total unrecognized share-based compensation expense for stock options expected to be recognized over a weighted average period of approximately 0.42 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2025	285,000	$4.89	2.54	$476
Exercised	(85,000)	3.91	—	198

Outstanding as of December 31, 2025	200,000	$5.31	2.98	$317

Exercisable as of December 31, 2025	180,000	$5.07	2.70	$317

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2026 (remaining)	$900
2027	10,770
2028	3,930
2029	500
2030	200

Total	$16,300

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

The following tables summarize key financial information by segment:

	Three months ended December 31, 2025
(In thousands)	United States	Canada	Total
Revenue	$203,025	$29,228	$232,253
Elimination from intersegment revenue			(123)
Total consolidated revenue			$232,130

Less segment expenses:
Cost of transportation and other services	(149,903)	(18,889)
Operating partner commissions	(20,307)	—
Personnel costs	(16,350)	(4,584)
Other segment expenses	(5,721)	(1,919)

Segment adjusted EBITDA	$10,744	$3,836	$14,580

	Six Months Ended December 31, 2025
(In thousands)	United States	Canada	Total
Revenues	$401,139	$57,866	$459,005
Elimination from intersegment revenues			(220)
Total consolidated revenues			$458,785

Less segment expenses:
Cost of transportation and other services	(298,416)	(37,675)
Operating partner commissions	(40,303)	—
Personnel costs	(31,534)	(9,302)
Other segment expenses	(13,617)	(3,977)

Segment adjusted EBITDA	$17,269	$6,912	$24,181

	Three months ended December 31, 2024
(In thousands)	United States	Canada	Total
Revenue	$236,763	$27,848	$264,611
Elimination from intersegment revenue			(67)
Total consolidated revenue			$264,544

Less segment expenses:
Cost of transportation and other services	(182,708)	(18,598)
Operating partner commissions	(19,291)	—
Personnel costs	(14,593)	(4,495)
Other segment expenses	(8,000)	(2,353)

Segment adjusted EBITDA	$12,171	$2,402	$14,573

	Six Months Ended December 31, 2024
(In thousands)	United States	Canada	Total
Revenues	$413,578	$54,660	$468,238
Elimination from intersegment revenues			(129)
Total consolidated revenues			$468,109

Less segment expenses:
Cost of transportation and other services	(310,760)	(36,619)
Operating partner commissions	(38,092)	—
Personnel costs	(28,147)	(9,252)
Other segment expenses	(14,055)	(4,480)

Segment adjusted EBITDA	$22,524	$4,309	$26,833

The following table presents a reconciliation of Segment adjusted EBITDA to income before income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Segment adjusted EBITDA	$14,580	$14,573	$24,181	$26,833
Depreciation and amortization	(3,566)	(5,038)	(7,092)	(9,957)
Share-based compensation	(508)	1,813	(932)	1,650
Change in fair value of contingent consideration	90	1,300	(110)	1,100
Change in fair value of interest rate swap contracts	—	(301)	—	(741)
Interest income (expense), net	(589)	56	(1,150)	284
Other	(175)	223	(306)	209
Unallocated corporate costs	(2,887)	(3,954)	(6,032)	(6,137)

Income before income taxes	$6,945	$8,672	$8,559	$13,241

The following table presents depreciation and amortization expense by segment:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
United States	$730	$978	$1,486	$2,052
Canada	1,003	1,051	2,026	2,082
Corporate/Eliminations	1,833	3,009	3,580	5,823

Total	$3,566	$5,038	$7,092	$9,957

Long-lived tangible assets outside of the United States, including right-of-use assets, are primarily located in Canada and were $58,534 and $61,303 as of December 31, 2025 and June 30, 2025, respectively.

NOTE 17 – BUSINESS COMBINATION

Fiscal Year 2026 Acquisitions

Effective September 1, 2025, the Company acquired an 80% stock ownership interest in Weport, a Mexico City-based, privately held company. Weport provides national coverage for goods moving to and from Mexico with international ocean and airfreight forwarding services, multi-modal domestic services, along with customs brokerage, warehousing, and other value-added services. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations, along with the right to purchase the remaining 20% in the future at the option of the Company or remaining shareholders. Weport is included in the United States segment.

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The primary estimates not yet finalized relate to net assets acquired, identifiable intangible assets, working capital, noncontrolling interest, and contingent consideration.

During the current quarter ended December 31, 2025, the Company continued to finalize the purchase accounting of Weport and determined a measurement period adjustment was needed due to the embedded nature of the put option and reclassified the 20% noncontrolling interest from permanent equity to temporary or mezzanine equity.

The Company and the existing shareholders agreed to certain put and call options with regards to the remaining 20% interest. Commencing on September 1, 2027, the existing shareholders may exercise a put option to sell their shares to the Company. The Company is irrevocably obligated to purchase the shares. In addition, the Company has a call option to purchase, at its option, the remaining shares. The put and call options continue as long as the shares are held by the existing shareholders. The Company determined that the put option is embedded within the noncontrolling interest requiring that the amount be classified as redeemable noncontrolling interest outside of equity in the condensed consolidated balance sheets.

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

Overview

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), is a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States, Canada, and Mexico. We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported by an extensive network of operating locations across North America as well as an integrated international service partner network located in other key markets around the globe. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are a number of independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has a vast carrier network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines in its carrier network. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and generally stronger net cash flows than our asset-based competitors.

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

Impact of Notable External Conditions

Global economic and trade conditions remain uncertain, due to inflationary pressures, tariff and trade policy uncertainty, geopolitical tensions, and shifts in consumer demand, which may adversely affect shipment volumes, pricing dynamics and operating margins, and our overall business and financial results.

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

Results of Operations

Three months ended December 31, 2025 and 2024 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$198,874	$19,089	$(123)	$217,840	$232,862	$19,269	$(67)	$252,064
Value-added services	4,151	10,139	—	14,290	3,901	8,579	—	12,480
	203,025	29,228	(123)	232,130	236,763	27,848	(67)	264,544
Cost of transportation and other services
Transportation	148,663	15,079	(123)	163,619	180,924	14,794	(67)	195,651
Value-added services	1,240	3,810	—	5,050	1,784	3,804	—	5,588
	149,903	18,889	(123)	168,669	182,708	18,598	(67)	201,239
Adjusted gross profit (1)
Transportation	50,211	4,010	—	54,221	51,938	4,475	—	56,413
Value-added services	2,911	6,329	—	9,240	2,117	4,775	—	6,892
	$53,122	$10,339	$—	$63,461	$54,055	$9,250	$—	$63,305
Adjusted gross profit percentage
Transportation	25.2%	21.0%	N/A	24.9%	22.3%	23.2%	N/A	22.4%
Value-added services	70.1%	62.4%	N/A	64.7%	54.3%	55.7%	N/A	55.2%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $217.8 million and $252.1 million for the three months ended December 31, 2025 and 2024, respectively. The decrease of $34.3 million, or 13.6% is primarily attributable to meaningful project charter revenues in the prior year period, offset by incremental revenues generated from current and prior year acquisitions. Adjusted transportation gross profit was $54.2 million and $56.4 million for the three months ended December 31, 2025 and 2024, respectively. Net transportation margins increased from 22.4% to 24.9%, primarily due to project charter revenues in the prior year period, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $14.3 million and $12.5 million for the three months ended December 31, 2025 and 2024, respectively. The increase is driven by higher volumes and incremental revenue from expanded warehouse operations in Canada. Adjusted value-added services gross profit was $9.2 million for the three months ended December 31, 2025, compared to $6.9 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 55.2% to 64.7%.

The following table provides a reconciliation for the three months ended December 31, 2025 and 2024 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2025	2024
Revenues	$232,130	$264,544
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(168,669)	(201,239)
Depreciation and amortization	(2,445)	(3,707)
GAAP gross profit	$61,016	$59,598
Depreciation and amortization	2,445	3,707
Adjusted gross profit	$63,461	$63,305

GAAP gross profit percentage	26.3%	22.5%
Adjusted gross profit percentage	27.3%	23.9%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$53,122	$10,339	$—	$63,461	$54,055	$9,250	$—	$63,305

Operating expenses:
Operating partner commissions	20,307	—	—	20,307	19,291	—	—	19,291
Personnel costs	16,350	4,584	1,655	22,589	14,593	4,495	466	19,554
Selling, general and administrative expenses	6,114	2,024	1,471	9,609	7,089	3,418	1,493	12,000
Depreciation and amortization	730	1,003	1,833	3,566	978	1,051	3,009	5,038
Change in fair value of contingent consideration	—	—	(90)	(90)	—	—	(1,300)	(1,300)

Total operating expenses	43,501	7,611	4,869	55,981	41,951	8,964	3,668	54,583

Income (loss) from operations	9,621	2,728	(4,869)	7,480	12,104	286	(3,668)	8,722
Other income (expense)	121	(67)	(589)	(535)	18	177	(245)	(50)

Income (loss) before income taxes	9,742	2,661	(5,458)	6,945	12,122	463	(3,913)	8,672
Income tax expense	—	—	(1,725)	(1,725)	—	—	(2,163)	(2,163)

Net income (loss)	9,742	2,661	(7,183)	5,220	12,122	463	(6,076)	6,509
Less: net income attributable to non- controlling interest	85	—	—	85	(42)	—	—	(42)

Net income (loss) attributable to Radiant Logistics, Inc.	$9,827	$2,661	$(7,183)	$5,305	$12,080	$463	$(6,076)	$6,467

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	38.2%	0.0%	N/A	32.0%	35.7%	0.0%	N/A	30.5%
Personnel costs	30.8%	44.3%	N/A	35.6%	27.0%	48.6%	N/A	30.9%
Selling, general and administrative expenses	11.5%	19.6%	N/A	15.1%	13.1%	37.0%	N/A	19.0%
Depreciation and amortization	1.4%	9.7%	N/A	5.6%	1.8%	11.4%	N/A	8.0%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions increased $1.0 million, or 5.3%, to $20.3 million for the three months ended December 31, 2025. The increase is primarily due to an increase of adjusted gross profit generated from our strategic operating partners, partially offset by the conversions of strategic operating partners to Company-owned locations who earned commissions in the prior year. As a percentage of adjusted gross profit, operating partner commissions increased 153 basis points to 32.0% from 30.5% for the three months ended December 31, 2025 and 2024, respectively, as a result of a higher mix of gross margin generated from strategic operating partners compared to Company-owned locations due to the project charter revenues in the prior year period.

Personnel costs increased $3.0 million, or 15.5%, to $22.6 million for the three months ended December 31, 2025. The increase is primarily due to an increase in headcount from recent acquisitions and the share-based compensation expense in the period compared to a benefit in the prior year period, offset by decreases in sales commissions and bonus expenses. As a percentage of adjusted gross profit, personnel costs increased 471 basis points to 35.6% from 30.9% for the three months ended December 31, 2025 and 2024, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $2.4 million, or 19.9%, to $9.6 million for the three months ended December 31, 2025. The decrease is primarily due to $1.1 million of lease termination costs in the prior year period due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility to expand existing operations, decreased technology spending, and a decrease in the allowance for credit losses. As a percentage of adjusted gross profit, SG&A decreased 381 basis points to 15.1% from 19.0% for the three months ended December 31, 2025 and 2024, respectively.

Depreciation and amortization costs decreased $1.4 million, or 29.2%, to $3.6 million for the three months ended December 31, 2025. The decrease is primarily attributable to amortization of intangible assets from acquisitions that are now fully amortized, partially offset by amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 234 basis points to 5.6% from 8.0% for the three months ended December 31, 2025 and 2024, respectively.

Our decrease in net income is driven by increased personnel costs, offset by decreases to SG&A, depreciation and amortization, and income tax expense.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the three months ended December 31, 2025 and 2024 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$9,827	$2,661	$(7,183)	$5,305	$12,080	$463	$(6,076)	$6,467
Income tax expense	—	—	1,725	1,725	—	—	2,163	2,163
Depreciation and amortization	730	1,003	1,833	3,566	978	1,051	3,009	5,038
Net interest expense	—	—	589	589	—	—	(56)	(56)
Share-based compensation	233	36	239	508	(923)	(61)	(829)	(1,813)
Change in fair value of contingent consideration	—	—	(90)	(90)	—	—	(1,300)	(1,300)
Lease termination costs	13	41	—	54	36	1,130	—	1,166
Change in fair value of interest rate swap contracts	—	—	—	—	—	—	301	301
Other (1)	(59)	95	81	117	—	(181)	231	50

Adjusted EBITDA	$10,744	$3,836	$(2,806)	$11,774	$12,171	$2,402	$(2,557)	$12,016
Adjusted EBITDA as a % of adjusted gross profit (2)	20.2%	37.1%	N/A	18.6%	22.5%	26.0%	N/A	19.0%

(1) Other includes costs unrelated to our core operations (primarily acquisition and litigation costs), and other non-cash charges.

(2) Adjusted gross profit is revenues less the cost of transportation and other services.

Six months ended December 31, 2025 and 2024 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31, 2025				Six Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$392,777	$38,323	$(220)	$430,880	$405,740	$38,272	$(129)	$443,883
Value-added services	8,362	19,543	—	27,905	7,838	16,388	—	24,226
	401,139	57,866	(220)	458,785	413,578	54,660	(129)	468,109
Cost of transportation and other services
Transportation	295,744	30,202	(220)	325,726	307,423	29,393	(129)	336,687
Value-added services	2,672	7,473	—	10,145	3,337	7,226	—	10,563
	298,416	37,675	(220)	335,871	310,760	36,619	(129)	347,250
Adjusted gross profit (1)
Transportation	97,033	8,121	—	105,154	98,317	8,879	—	107,196
Value-added services	5,690	12,070	—	17,760	4,501	9,162	—	13,663
	$102,723	$20,191	$—	$122,914	$102,818	$18,041	$—	$120,859
Adjusted gross profit percentage
Transportation	24.7%	21.2%	N/A	24.4%	24.2%	23.2%	N/A	24.1%
Value-added services	68.0%	61.8%	N/A	63.6%	57.4%	55.9%	N/A	56.4%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $430.9 million and $443.9 million for the six months ended December 31, 2025 and 2024, respectively. The decrease of $13.0 million, or 2.9%, is primarily attributable to meaningful project charter revenues in the prior year period, offset by incremental revenues generated from current and prior year acquisitions. Adjusted transportation gross profit was $105.2 million and $107.2 million for the six months ended December 31, 2025 and 2024, respectively. Net transportation margins increased from 24.1% to 24.4%, primarily due to project charter revenues in the prior year period, which have lower gross profit margin characteristics than other service levels.

Value-added services revenue was $27.9 million and $24.2 million for the six months ended December 31, 2025 and 2024, respectively. The increase is driven by higher volumes and incremental revenue from expanded warehouse operations primarily in our Canadian segment compared to the prior year period. Adjusted value-added services gross profit was $17.8 million for the six months ended December 31, 2025, compared to $13.7 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 56.4% to 63.6%.

The following table provides a reconciliation for the six months ended December 31, 2025 and 2024 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Six Months Ended December 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2025	2024
Revenues	$458,785	$468,109
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(335,871)	(347,250)
Depreciation and amortization	(4,784)	(7,195)
GAAP gross profit	$118,130	$113,664
Depreciation and amortization	4,784	7,195
Adjusted gross profit	$122,914	$120,859

GAAP gross profit percentage	25.7%	24.3%
Adjusted gross profit percentage	26.8%	25.8%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31, 2025				Six Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$102,723	$20,191	$—	$122,914	$102,818	$18,041	$—	$120,859

Operating expenses:
Operating partner commissions	40,303	—	—	40,303	38,092	—	—	38,092
Personnel costs	31,534	9,302	3,324	44,160	28,147	9,252	1,778	39,177
Selling, general and administrative expenses	14,372	4,149	3,162	21,683	13,339	5,588	3,394	22,321
Depreciation and amortization	1,486	2,026	3,580	7,092	1,938	2,082	5,823	9,843
Change in fair value of contingent consideration	—	—	110	110	—	—	(1,100)	(1,100)

Total operating expenses	87,695	15,477	10,176	113,348	81,516	16,922	9,895	108,333

Income (loss) from operations	15,028	4,714	(10,176)	9,566	21,302	1,119	(9,895)	12,526
Other income (expense)	147	(4)	(1,150)	(1,007)	34	138	543	715

Income (loss) before income taxes	15,175	4,710	(11,326)	8,559	21,336	1,257	(9,352)	13,241
Income tax expense	—	—	(2,064)	(2,064)	—	—	(3,308)	(3,308)

Net income (loss)	15,175	4,710	(13,390)	6,495	21,336	1,257	(12,660)	9,933
Less: net income attributable to non- controlling interest	103	—	—	103	(90)	—	—	(90)

Net income (loss) attributable to Radiant Logistics, Inc.	$15,278	$4,710	$(13,390)	$6,598	$21,246	$1,257	$(12,660)	$9,843

	Six Months Ended December 31, 2025				Six Months Ended December 31, 2024
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	39.2%	0.0%	N/A	32.8%	37.0%	0.0%	N/A	31.5%
Personnel costs	30.7%	46.1%	N/A	35.9%	27.4%	51.3%	N/A	32.4%
Selling, general and administrative expenses	14.0%	20.5%	N/A	17.6%	13.0%	31.0%	N/A	18.5%
Depreciation and amortization	1.4%	10.0%	N/A	5.8%	1.9%	11.5%	N/A	8.1%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions increased $2.2 million, or 5.8%, to $40.3 million for the six months ended December 31, 2025. The increase in commissions is primarily due to an increase of adjusted gross profit generated from our strategic operating partners, partially offset by the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions increased 127 basis points to 32.8% from 31.5% for the six months ended December 31, 2025 and 2024, respectively, as a result of a higher mix of adjusted gross profit generated from strategic operating partners compared to Company-owned locations due to the project charter revenues in the prior year period.

Personnel costs increased $5.0 million, or 12.7%, to $44.2 million for the six months ended December 31, 2025. The increase is primarily due to an increase in headcount from acquisitions in the current and prior year and the share-based compensation expense in the current period compared to a benefit in the prior year period, offset by decreases in sales commissions and bonus expenses. As a percentage of adjusted gross profit, personnel costs increased 351 basis points to 35.9% from 32.4% for the six months ended December 31, 2025 and 2024, respectively.

SG&A expenses decreased $0.6 million, or 2.9%, to $21.7 million for the six months ended December 31, 2025. The decrease is primarily due to $1.1 million of lease termination costs in the prior year period due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility to expand existing operations, lower travel and entertainment, and lower professional service fees, partially offset by an increase to the allowance for credit losses and facilities costs from acquisitions. As a percentage of adjusted gross profit, SG&A decreased 83 basis points to 17.6% from 18.5% for the six months ended December 31, 2025 and 2024, respectively.

Depreciation and amortization costs decreased $2.7 million, or 27.9%, to $7.1 million for the six months ended December 31, 2025. The decrease is primarily attributable to amortization of intangible assets from acquisitions that are now fully amortized, partially offset by amortization of intangibles from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 237 basis points to 5.8% from 8.1% for the six months ended December 31, 2025 and 2024, respectively.

Our decrease in net income is driven principally by increased operating partner commissions and personnel costs, partially offset by decreases to depreciation and amortization and income tax expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the six months ended December 31, 2025 and 2024 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Six Months Ended December 31, 2025				Six Months Ended December 31, 2024
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$15,278	$4,710	$(13,390)	$6,598	$21,246	$1,257	$(12,660)	$9,843
Income tax expense	—	—	2,064	2,064	—	—	3,308	3,308
Depreciation and amortization (1)	1,486	2,026	3,580	7,092	2,052	2,082	5,823	9,957
Net interest expense	—	—	1,150	1,150	—	—	(284)	(284)
Share-based compensation	426	52	454	932	(832)	(19)	(799)	(1,650)
Change in fair value of contingent consideration	—	—	110	110	—	—	(1,100)	(1,100)
Lease termination costs	29	133	—	162	36	1,130	—	1,166
Change in fair value of interest rate swap contracts	—	—	—	—	—	—	741	741
Other (2)	50	(9)	422	463	22	(141)	(394)	(513)

Adjusted EBITDA	$17,269	$6,912	$(5,610)	$18,571	$22,524	$4,309	$(5,365)	$21,468
Adjusted EBITDA as a % of adjusted gross profit (3)	16.8%	34.2%	N/A	15.1%	21.9%	23.9%	N/A	17.8%

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

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of December 31, 2025, we have $31.9 million in unrestricted cash and cash equivalents on hand available for working capital and general corporate purposes.

Net cash provided by operating activities was $14.8 million and $15.9 million for the six months ended December 31, 2025 and 2024, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in accounts receivable, prepaid expenses, accounts payable, operating partner commissions payable, and accrued expenses and other liabilities. Cash flow from operating activities for the six months ended December 31, 2025 decreased by $1.1 million, compared with the same period in fiscal year 2025, primarily due to decreased net income, offset by net changes in operating assets and liabilities.

Net cash used for investing activities was $6.9 million and $19.4 million for the six months ended December 31, 2025 and 2024, respectively. Cash paid for acquisitions were $5.2 million and $15.9 million for the six months ended December 31, 2025 and 2024, respectively. Cash paid for purchases of property, technology, and equipment were $2.2 million and $3.6 million for the six months ended December 31, 2025 and 2024, respectively. Proceeds from sale of property, technology, and equipment were $0.5 million and $0.1 million for the six months ended December 31, 2025 and 2024, respectively.

Net cash provided by financing activities was $1.1 million and net cash used for financing activities was $1.4 million for the six months ended December 31, 2025 and 2024, respectively. Net proceeds from the Revolving Credit Facility were $10.0 million and $0.0 million for the six months ended December 31, 2025 and 2024, respectively. Repayments of notes payable and finance lease liabilities were $0.1 million and $0.4 million for the six months ended December 31, 2025 and 2024, respectively. Repurchases of common stock were $3.5 million and $0.7 million for the six months ended December 31, 2025 and 2024, respectively. Distributions to noncontrolling interest were less than $0.1 million for each of the six months ended December 31, 2025 and 2024, respectively. Proceeds from exercise of stock options were $0.3 million and $0.4 million for the six months ended December 31, 2025 and 2024, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million and $0.6 million for the six months ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, borrowings outstanding on the Revolving Credit Facility were $30.0 million. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada and Mexico. If foreign exchange rates were 1.0% higher or lower, our net income for the six months ended December 31, 2025 would have changed by approximately $0.15 million. A fluctuation in foreign exchange rates could have a modest impact on the contingent consideration payments that could be due under our acquisition of Weport, S.A. de C.V.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2025 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. On November 13, 2025, the Company’s board of directors extended the program and authorized the repurchase of up to 5,000,000 shares of the Company’s common stock from November 14, 2025 through December 31, 2027. Under the repurchase programs, the Company purchased the following shares of Common Stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 − 31, 2025	302,600	$5.97	302,600	4,217,643
November 1 − 30, 2025	142,458	5.98	142,458	4,916,637
December 1 − 31, 2025	—	—	—	4,916,637

Total	445,058	$5.97	445,058	4,916,637

(1) The maximum number of shares yet to be purchased for November is calculated as the 5,000,000 shares approved on November 13, 2025 less purchases subsequent to November 13, 2025.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended December 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

RADIANT LOGISTICS, INC.

Date: February 9, 2026	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2026	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)