Form 10-Q
period 2026-03-31
RADIANT LOGISTICS, INC
filed 2026-05-11
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

There were 46,831,666 shares outstanding of the registrant’s common stock as of May 4, 2026.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
(In thousands, except share and per share data)	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,688	$22,942
Accounts receivable, net of allowance of $3,904 and $2,128, respectively	135,317	134,911
Contract assets	6,170	6,904
Income tax receivable	92	2,194
Prepaid expenses and other current assets	7,995	12,299
Total current assets	189,262	179,250

Property, technology, and equipment, net	21,191	23,489

Goodwill	120,858	117,637
Intangible assets, net	46,443	49,123
Operating lease right-of-use assets	51,562	55,066
Deposits and other assets	1,895	2,209
Total other long-term assets	220,758	224,035
Total assets	$431,211	$426,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,560	$74,411
Operating partner commissions payable	10,878	10,541
Accrued expenses	11,916	10,637
Current portion of operating lease liabilities	13,602	12,741
Current portion of finance lease liabilities	252	282
Current portion of contingent consideration	8,190	6,050
Other current liabilities	676	483
Total current liabilities	119,074	115,145

Notes payable	25,000	20,000
Operating lease liabilities, net of current portion	44,156	49,245
Finance lease liabilities, net of current portion	783	969
Contingent consideration, net of current portion	4,010	13,300
Deferred tax liabilities	2,519	1,782
Other long-term liabilities	10	248
Total long-term liabilities	76,478	85,544
Total liabilities	195,552	200,689

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	1,210	—

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,597,739 and 52,324,201 shares issued, and 46,831,666 and 47,143,178 shares outstanding, respectively	34	34
Additional paid-in capital	111,949	110,588
Treasury stock, at cost, 5,766,073 and 5,181,023 shares, respectively	(35,457)	(31,964)
Retained earnings	161,838	150,569
Accumulated other comprehensive loss	(4,026)	(3,211)
Total Radiant Logistics, Inc. stockholders’ equity	234,338	226,016
Noncontrolling interest	111	69
Total equity	234,449	226,085
Total liabilities and equity	$431,211	$426,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenues	$214,135	$214,007	$672,920	$682,116

Operating expenses:
Cost of transportation and other services	157,819	155,832	493,690	503,082
Operating partner commissions	19,136	19,256	59,439	57,348
Personnel costs	21,469	20,450	65,629	59,627
Selling, general and administrative expenses	9,252	9,949	30,935	32,270
Depreciation and amortization	3,614	4,936	10,706	14,779
Change in fair value of contingent consideration	(3,700)	250	(3,590)	(850)
Total operating expenses	207,590	210,673	656,809	666,256

Income from operations	6,545	3,334	16,111	15,860

Other income (expense):
Interest income	56	292	136	1,124
Interest expense	(564)	(303)	(1,794)	(851)
Foreign currency transaction gain	319	96	203	215
Change in fair value of interest rate swap contracts	—	(291)	—	(1,032)
Other	88	17	347	1,070
Total other income (expense)	(101)	(189)	(1,108)	526

Income before income taxes	6,444	3,145	15,003	16,386

Income tax expense	(1,876)	(573)	(3,940)	(3,881)

Net income	4,568	2,572	11,063	12,505
Net income (loss) attributable to noncontrolling interest	103	(31)	206	(121)

Net income attributable to Radiant Logistics, Inc.	$4,671	$2,541	$11,269	$12,384

Other Comprehensive income attributable to Radiant Logistics, Inc.:
Foreign currency translation gain (loss)	(722)	9	(815)	(2,262)
Comprehensive income attributable to noncontrolling interest	108	—	160	—

Comprehensive income attributable to Radiant Logistics, Inc.	$3,954	$2,581	$10,408	$10,243

Income per share:
Basic	$0.10	$0.05	$0.24	$0.26
Diluted	$0.10	$0.05	$0.23	$0.25

Weighted average common shares outstanding:
Basic	46,829,219	47,073,339	46,970,474	46,911,231
Diluted	48,541,491	48,666,557	48,649,453	48,743,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three and Nine Months Ended March 31, 2026

(unaudited)

	TOTAL EQUITY
	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total	Redeemable Non- Controlling
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity	Interest
Balance as of June 30, 2025	47,143,178	$34	$110,588	$(31,964)	$150,569	$(3,211)	$226,016	$69	$226,085	$—
Repurchase of common stock	(139,992)	—	—	(834)	—	—	(834)	—	(834)	—
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	149,660	—	(464)	—	—	—	(464)	—	(464)	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	55,000	—	219	—	—	—	219	—	219	—
Acquisition of Weport	—	—	—	—	—	—	—	1,430	1,430	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18)	(18)	—
Share-based compensation	—	—	424	—	—	—	424	—	424	—
Net income (loss)	—	—	—	—	1,293	—	1,293	(18)	1,275	—
Other comprehensive income (loss)	—	—	—	—	—	(962)	(962)	5	(957)	—
Balance as of September 30, 2025	47,207,846	$34	$110,767	$(32,798)	$151,862	$(4,173)	$225,692	$1,468	$227,160	$—

Repurchase of common stock	(445,058)	—	—	(2,659)	—	—	(2,659)	—	(2,659)	—
Weport measurement period adjustment	—	—	—	—	—	—	—	(1,409)	(1,409)	1,409
Issuance of common stock upon vesting of restricted stock units	33,756	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	30,000	—	113	—	—	—	113	—	113	—
Share-based compensation	—	—	508	—	—	—	508	—	508	—
Net income (loss)	—	—	—	—	5,305	—	5,305	49	5,354	(134)
Other comprehensive income	—	—	—	—	—	869	869	—	869	46
Balance as of December 31, 2025	46,826,544	$34	$111,388	$(35,457)	$157,167	$(3,304)	$229,828	$108	$229,936	$1,321

Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	5,122	—	(16)	—	—	—	(16)	—	(16)	—
Share-based compensation	—	—	577	—	—	—	577	—	577	—
Net income	—	—	—	—	4,671	—	4,671	3	4,674	(106)
Other comprehensive loss	—	—	—	—	—	(722)	(722)	—	(722)	(5)
Balance as of March 31, 2026	46,831,666	$34	$111,949	$(35,457)	$161,838	$(4,026)	$234,338	$111	$234,449	$1,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three and Nine Months Ended March 31, 2025

(unaudited)

	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509
Repurchase of common stock	(129,360)	—	—	(708)	—	—	(708)	—	(708)
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	143,036	—	(41)	—	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	22,527	—	(421)	—	—	—	(421)	—	(421)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(78)	(78)
Share-based compensation	—	—	163	—	—	—	163	—	163
Net income	—	—	—	—	3,376	—	3,376	48	3,424
Other comprehensive income	—	—	—	—	—	640	640	—	640
Balance as of September 30, 2024	46,845,146	$33	$110,464	$(31,874)	$136,654	$(2,906)	$212,371	$117	$212,488

Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	18,433	1	(390)	—	—	—	(389)	—	(389)
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	133,891	—	724	—	—	—	724	—	724
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(60)	(60)
Share-based compensation	—	—	(1,813)	—	—	—	(1,813)	—	(1,813)
Net income	—	—	—	—	6,467	—	6,467	42	6,509
Other comprehensive loss	—	—	—	—	—	(2,911)	(2,911)	—	(2,911)
Balance as of December 31, 2024	46,997,470	$34	$108,985	$(31,874)	$143,121	$(5,817)	$214,449	$99	$214,548

Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	161,691	—	769	—	—	—	769	—	769
Distribution to non-controlling interest	—	—	—	—	—	—	—	(51)	(51)
Share-based compensation	—	—	470	—	—	—	470	—	470
Net loss	—	—	—	—	2,541	—	2,541	31	2,572
Other comprehensive loss	—	—	—	—	—	9	9	—	9
Balance as of March 31, 2025	47,159,161	$34	$110,224	$(31,874)	$145,662	$(5,808)	$218,238	$79	$218,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net income	$11,063	$12,505
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,509	(1,180)
Amortization of intangible assets	5,417	8,821
Depreciation and amortization of property, technology, and equipment	5,289	5,958
Deferred income tax expense (benefit)	689	(262)
Amortization of debt issuance costs	300	300
Change in fair value of contingent consideration	(3,590)	(850)
Change in fair value of interest rate swap contracts	—	1,032
Other	1,673	1,432
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	1,521	(9,360)
Contract assets	920	991
Income tax receivable	2,241	1,693
Prepaid expenses, deposits, and other assets	6,048	1,706
Operating lease right-of-use assets	9,456	8,377
Accounts payable	(3,734)	(4,636)
Operating partner commissions payable	337	(2,688)
Accrued expenses and other liabilities	370	(4,811)
Operating lease liabilities	(10,077)	(8,875)
Net cash provided by operating activities	29,432	10,153

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,195)	(25,677)
Purchases of property, technology, and equipment	(3,450)	(4,229)
Proceeds from sale of property, technology, and equipment	518	114
Net cash used for investing activities	(8,127)	(29,792)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,000	35,200
Repayments of revolving credit facility	(5,000)	(20,200)
Repayments of finance lease liabilities	(215)	(555)
Repurchases of common stock	(3,493)	(708)
Payments of contingent consideration	(5,560)	(252)
Distributions to noncontrolling interest	(18)	(189)
Proceeds from exercise of stock options	332	1,207
Payments of employee tax withholdings related to restricted stock units and stock options	(480)	(566)
Net cash provided by (used for) financing activities	(4,434)	13,937

Effect of exchange rate changes on cash and cash equivalents	(125)	(131)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,746	(5,833)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,942	24,874

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,688	$19,041

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2,183	$5,053
Interest paid	$1,503	$564

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

d) Accounts Receivable

Accounts receivable, which include billed and unbilled amounts, are stated net of the allowance for expected credit losses and represents the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool when similar risk characteristics exist. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $22,123 and $21,478 as of March 31, 2026 and June 30, 2025, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2025	$2,128
Provision for expected credit losses	1,601
Write-offs, less recoveries and other adjustments	175

Balance as of March 31, 2026	$3,904

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

As of March 31, 2026, management believes no impairment exists.

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

h) Redeemable Noncontrolling Interest

The Company accounts for redeemable noncontrolling interest at the greater of the redemption fair value or the carrying value of the noncontrolling interest, adjusted for net income or loss, and changes in other comprehensive income. The redeemable noncontrolling interest is related to the acquisition of Weport, S.A. de C.V. (“Weport”) and was initially measured at its fair value at acquisition (see Note 17). The amount is subsequently measured quarterly at its redemption amount, as adjusted for net income or loss, and changes in other comprehensive income. The offset of any fair value adjustment is recorded to equity. There was no remeasurement adjustment as of March 31, 2026.

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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company controls the service prior to transfer to the customer, as evidenced by its discretion in establishing pricing for the specified services, its control over carrier selection, and its responsibility for fulfillment of the transportation services, including managing all aspects of the shipment process and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the condensed consolidated statements of comprehensive income.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $598 and $1,637 for the three and nine months ended March 31, 2026, respectively, and $583 and $1,518 for the three and nine months ended March 31, 2025, respectively.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three and nine months ended March 31, 2026 and 2025 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three and nine months ended March 31, 2026 and 2025 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of March 31, 2026 and June 30, 2025, the Company does not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the condensed consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for treasury stock under the cost method, and repurchases are reflected as reductions of stockholders’ equity at cost (see Note 10). As of March 31, 2026, there have been no reissuances of treasury stock.

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

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended March 31, 2026
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$184,499	$18,103	$(202)	$202,400
Value-added services (1)	4,109	7,626	—	11,735
Total	$188,608	$25,729	$(202)	$214,135

Timing of revenue recognition:
Services transferred over time	$187,588	$25,631	$(202)	$213,017
Services transferred at a point in time	1,020	98	—	1,118
Total	$188,608	$25,729	$(202)	$214,135

	Nine Months Ended March 31, 2026
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$577,276	$56,426	$(422)	$633,280
Value-added services (1)	12,471	27,169	—	39,640
Total	$589,747	$83,595	$(422)	$672,920

Timing of revenue recognition:
Services transferred over time	$585,166	$83,344	$(422)	$668,088
Services transferred at a point in time	4,581	251	—	4,832
Total	$589,747	$83,595	$(422)	$672,920

	Three Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$182,034	$20,440	$(88)	$202,386
Value-added services (1)	3,976	7,645	—	11,621
Total	$186,010	$28,085	$(88)	$214,007

Timing of revenue recognition:
Services transferred over time	$184,698	$28,030	$(88)	$212,640
Services transferred at a point in time	1,312	55	—	1,367
Total	$186,010	$28,085	$(88)	$214,007

	Nine Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$587,774	$58,712	$(217)	$646,269
Value-added services (1)	11,814	24,033	—	35,847
Total	$599,588	$82,745	$(217)	$682,116

Timing of revenue recognition:
Services transferred over time	$594,950	$82,625	$(217)	$677,358
Services transferred at a point in time	4,638	120	—	4,758
Total	$599,588	$82,745	$(217)	$682,116

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share data)	2026	2025	2026	2025
Numerator:
Net income attributable to Radiant Logistics, Inc.	$4,671	$2,541	$11,269	$12,384

Denominator:
Weighted average common shares outstanding, basic	46,829,219	47,073,339	46,970,474	46,911,231
Dilutive effect of share-based awards	1,712,272	1,593,218	1,678,979	1,832,768

Weighted average common shares outstanding, diluted	48,541,491	48,666,557	48,649,453	48,743,999

Potentially dilutive common shares excluded	100,000	100,000	100,000	103,333

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034.

The components of lease expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$4,245	$3,591	$12,691	$12,254

Finance leases:
Amortization of leased assets	76	186	229	526
Interest on lease liabilities	16	24	52	67

Total finance lease cost	$92	$210	$281	$593

Supplemental cash flow information related to leases are as follows:

	Nine Months Ended March 31,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$10,089	$8,954
Operating cash flows paid for interest portion of finance leases	52	67
Financing cash flows paid for principal portion of finance leases	215	555

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,825	$16,969
Finance leases	—	848

Supplemental balance sheet information related to leases are as follows:

	March 31,	June 30,
(In thousands)	2026	2025
Operating leases:
Operating lease right-of-use assets	$51,562	$55,066

Current portion of operating lease liabilities	13,602	12,741
Operating lease liabilities, net of current portion	44,156	49,245

Total operating lease liabilities	$57,758	$61,986

Finance leases:
Property, technology, and equipment, net	$982	$1,212

Current portion of finance lease liabilities	252	282
Finance lease liabilities, net of current portion	783	969

Total finance lease liabilities	$1,035	$1,251

Weighted average remaining lease term:
Operating leases	5.7 years	6.1 years
Finance leases	4.1 years	4.6 years

Weighted average discount rate:
Operating leases	5.90%	5.82%
Finance leases	6.12%	6.12%

As of March 31, 2026, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2026 (Remaining)	$4,211	$82
2027	15,995	296
2028	11,497	282
2029	8,362	271
2030	7,514	184
Thereafter	21,260	54

Total lease payments	68,839	1,169

Less imputed interest	(11,081)	(134)

Total lease liabilities	$57,758	$1,035

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		March 31,	June 30,
(In thousands)	Useful Life	2026	2025
Computer software	3 − 5 years	$29,874	$29,103
Office and warehouse equipment	3 − 15 years	19,897	18,980
Leasehold improvements	(1)	11,673	11,976
Trailers and related equipment	3 − 15 years	3,390	3,996
Computer equipment	3 − 5 years	5,194	5,616
Furniture and fixtures	3 − 15 years	2,199	2,027

Property, technology, and equipment		72,227	71,698
Less: accumulated depreciation and amortization		(51,036)	(48,209)

Property, technology, and equipment, net		$21,191	$23,489
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,783 and $5,289 for the three and nine months ended March 31, 2026, respectively, and $1,924 and $5,958 for the three and nine months ended March 31, 2025, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reporting segment is as follows:

(In thousands)	United States	Canada	Total
Balance as of June 30, 2025	$97,794	$19,843	$117,637
Acquisitions	3,552	—	3,552
Foreign currency translation	107	(438)	(331)

Balance as of March 31, 2026	$101,453	$19,405	$120,858

Intangible Assets

Intangible assets consist of the following:

	March 31, 2026
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.6 years	$152,521	$(108,547)	$43,974
Trade names and trademarks	4.9 years	15,295	(13,445)	1,850
Developed technology	0.7 years	4,091	(3,546)	545
Licenses	1.0 years	747	(673)	74

		$172,654	$(126,211)	$46,443

	June 30, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.2 years	$150,339	$(104,648)	$45,691
Trade names and trademarks	5.6 years	15,409	(13,269)	2,140
Developed technology	1.4 years	4,091	(2,932)	1,159
Licenses	1.7 years	764	(631)	133

		$170,603	$(121,480)	$49,123

Amortization expense amounted to $1,831 and $5,417 for the three and nine months ended March 31, 2026, respectively, and $3,012 and $8,821 for the three and nine months ended March 31, 2025, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2026 (Remaining)	$1,827
2027	6,695
2028	5,864
2029	5,281
2030	5,083

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

The Revolving Credit Facility matures on August 5, 2027 and is collateralized by a first-priority security interest in the accounts receivable and other assets of the Company and its subsidiaries, including, without limitation, all of the capital stock of the subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.50% to 1.50%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.40% to 2.40%; or c) Term SOFR Daily Floating Rate plus 1.40% to 2.40%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of March 31, 2026, the one-month SOFR was 3.66%.

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

Borrowings outstanding on the Revolving Credit Facility were $25,000 and $20,000 as of March 31, 2026 and June 30, 2025, respectively. As of March 31, 2026, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

In 2020, the Company entered into interest rate swap contracts with Bank of America to trade variable interest cash inflows at one-month LIBOR for a total notional amount of $30,000 for fixed interest cash outflows. Both interest rate swap contracts matured and terminated on March 13, 2025 and there is no notional amount or fair value as of March 31, 2026 or June 30, 2025.

The interest rate swap contracts were not designated as hedges, and gains and losses from changes in fair value were recognized in the condensed consolidated statements of comprehensive income.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of March 31, 2026 or June 30, 2025.

Common Stock

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. On November 13, 2025, the Company’s board of directors extended the program and authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2027. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The Company is not obligated to repurchase any specific number of shares and the program could be suspended or terminated at any time without prior notice. The Company purchased 585,050 shares of its common stock at an average cost of $5.97 per share for an aggregate cost of $3,493, and 129,360 shares of its common stock at an average cost of $5.47 per share for an aggregate cost of $708 during the nine months ended March 31, 2026 and 2025, respectively.

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

RLP recorded $5 and $100 in net income, of which RCP’s distributable share was $3 and $60 for the three and nine months ended March 31, 2026, respectively. RLP recorded $52 and $202 in net income, of which RCP’s distributable share was $31 and $121 for the three and nine months ended March 31, 2025, respectively. The noncontrolling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2026
(In thousands)	Level 3	Total
Contingent consideration	$(12,200)	$(12,200)

	Fair Value Measurements as of June 30, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(19,350)	$(19,350)

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2025	$(19,350)
Increase related to acquisitions	(2,000)
Contingent consideration paid	5,560
Change in fair value	3,590

Balance as of March 31, 2026	$(12,200)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $41,000 through earn-out periods measured through August 2029.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three and nine months ended March 31, 2026, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Current income tax expense	$1,761	$1,024	$3,251	$4,143
Deferred income tax expense (benefit)	115	(451)	689	(262)

Income tax expense	$1,876	$573	$3,940	$3,881

The Company’s effective tax rate is 25.9% and 25.8% for the nine months ended March 31, 2026 and 2025, respectively. Income tax expense for the nine months ended March 31, 2026 and 2025 is higher than the U.S. federal statutory rate due to jurisdictional mix of federal and state taxes. The Company does not have any uncertain tax positions.

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

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $559 and $1,455 for the three and nine months ended March 31, 2026, respectively, and share-based compensation expense of $452 and share-based compensation benefit of $1,234 for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026, the Company had approximately $3,892 of total unrecognized share-based compensation expense for restricted stock units expected to be recognized over a weighted average period of approximately 2.10 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2025	1,468,057	$6.60
Vested	(258,408)	6.79
Granted	708,981	6.21
Forfeited/Cancelled	(285,401)	6.46

Unvested balance as of March 31, 2026	1,633,229	$6.42

The table above includes 1,018,666 and 892,578 PSUs with performance-based conditions as of March 31, 2026 and June 30, 2025, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of 10 years. Generally, grants vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 and $54 for each of the three and nine months ended March 31, 2026, respectively, and $18 and $54 for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026, the Company had approximately $12 of total unrecognized share-based compensation expense for stock options expected to be recognized over a weighted average period of approximately 0.18 years.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2025	285,000	$4.89	2.54	$476
Exercised	(85,000)	3.91	—	198

Outstanding as of March 31, 2026	200,000	$5.31	2.73	$389

Exercisable as of March 31, 2026	180,000	$5.07	2.46	$389

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2026 (remaining)	$500
2027	7,690
2028	3,210
2029	500
2030	300

Total	$12,200

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

The following tables summarize key financial information by segment:

	Three months ended March 31, 2026
(In thousands)	United States	Canada	Total
Revenue	$188,608	$25,729	$214,337
Elimination from intersegment revenue			(202)
Total consolidated revenue			$214,135

Less segment expenses:
Cost of transportation and other services	(140,525)	(17,496)
Operating partner commissions	(19,136)	—
Personnel costs	(15,271)	(4,452)
Other segment expenses	(5,013)	(1,868)

Segment adjusted EBITDA	$8,663	$1,913	$10,576

	Nine Months Ended March 31, 2026
(In thousands)	United States	Canada	Total
Revenues	$589,747	$83,595	$673,342
Elimination from intersegment revenues			(422)
Total consolidated revenues			$672,920

Less segment expenses:
Cost of transportation and other services	(438,941)	(55,171)
Operating partner commissions	(59,439)	—
Personnel costs	(46,805)	(13,754)
Other segment expenses	(18,630)	(5,845)

Segment adjusted EBITDA	$25,932	$8,825	$34,757

	Three months ended March 31, 2025
(In thousands)	United States	Canada	Total
Revenue	$186,010	$28,085	$214,095
Elimination from intersegment revenue			(88)
Total consolidated revenue			$214,007

Less segment expenses:
Cost of transportation and other services	(136,665)	(19,255)
Operating partner commissions	(19,256)	—
Personnel costs	(14,441)	(4,222)
Other segment expenses	(6,190)	(1,952)

Segment adjusted EBITDA	$9,458	$2,656	$12,114

	Nine Months Ended March 31, 2025
(In thousands)	United States	Canada	Total
Revenues	$599,588	$82,745	$682,333
Elimination from intersegment revenues			(217)
Total consolidated revenues			$682,116

Less segment expenses:
Cost of transportation and other services	(447,425)	(55,874)
Operating partner commissions	(57,348)	—
Personnel costs	(42,588)	(13,474)
Other segment expenses	(20,245)	(6,432)

Segment adjusted EBITDA	$31,982	$6,965	$38,947

The following table presents a reconciliation of Segment adjusted EBITDA to income before income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Segment adjusted EBITDA	$10,576	$12,114	$34,757	$38,947
Depreciation and amortization	(3,614)	(4,936)	(10,706)	(14,893)
Share-based compensation	(577)	(470)	(1,509)	1,180
Change in fair value of contingent consideration	3,700	(250)	3,590	850
Change in fair value of interest rate swap contracts	—	(291)	—	(1,032)
Interest income (expense), net	(508)	(11)	(1,658)	273
Other	271	127	(35)	336
Unallocated corporate costs	(3,404)	(3,138)	(9,436)	(9,275)

Income before income taxes	$6,444	$3,145	$15,003	$16,386

The following table presents depreciation and amortization expense by segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
United States	$743	$954	$2,229	$3,006
Canada	1,033	963	3,059	3,045
Corporate/Eliminations	1,838	3,019	5,418	8,842

Total	$3,614	$4,936	$10,706	$14,893

Long-lived tangible assets outside of the United States, including right-of-use assets, are primarily located in Canada and were $55,150 and $61,303 as of March 31, 2026 and June 30, 2025, respectively.

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

During the second fiscal quarter ended December 31, 2025, the Company continued to finalize the purchase accounting of Weport and determined a measurement period adjustment was needed due to the embedded nature of the put option and reclassified the 20% noncontrolling interest from permanent equity to temporary or mezzanine equity.

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

Effective March 1, 2025, the Company acquired Transcon Shipping Co., Inc. (“Transcon”), a California-based, privately held company that combines decades of excellence in ocean freight forwarding services with a complementary portfolio of air freight and other transportation services from strategic gateway locations in Los Angeles, New York and Chicago. Transcon combined with the Company’s existing operations in Los Angeles, New York, and Chicago.

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

Impact of Notable External Conditions

Global economic and trade conditions remain highly uncertain. Inflationary pressures, tariff and trade policy uncertainty, and geopolitical tensions – including the ongoing conflict in the Middle East and its effects on global energy markets, freight capacity, and shipping costs – continue to create volatility in shipment volumes, pricing dynamics, and operating margins. Elevated fuel prices, airspace restrictions, and conflict-related rerouting have added cost pressures across air and ocean freight markets, which may adversely affect our business and financial results.

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

Results of Operations

Three months ended March 31, 2026 and 2025 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$184,499	$18,103	$(202)	$202,400	$182,034	$20,440	$(88)	$202,386
Value-added services	4,109	7,626	—	11,735	3,976	7,645	—	11,621
	188,608	25,729	(202)	214,135	186,010	28,085	(88)	214,007
Cost of transportation and other services
Transportation	138,670	14,333	(202)	152,801	135,077	15,974	(88)	150,963
Value-added services	1,855	3,163	—	5,018	1,588	3,281	—	4,869
	140,525	17,496	(202)	157,819	136,665	19,255	(88)	155,832
Adjusted gross profit (1)
Transportation	45,829	3,770	—	49,599	46,957	4,466	—	51,423
Value-added services	2,254	4,463	—	6,717	2,388	4,364	—	6,752
	$48,083	$8,233	$—	$56,316	$49,345	$8,830	$—	$58,175
Adjusted gross profit percentage
Transportation	24.8%	20.8%	N/A	24.5%	25.8%	21.8%	N/A	25.4%
Value-added services	54.9%	58.5%	N/A	57.2%	60.1%	57.1%	N/A	58.1%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $202.4 million for each of the three months ended March 31, 2026 and 2025, respectively. Adjusted transportation gross profit was $49.6 million and $51.4 million for the three months ended March 31, 2026 and 2025, respectively. Net transportation margins decreased from 25.4% to 24.5%, primarily due to change in product mix.

Value-added services revenue was $11.7 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively. Adjusted value-added services gross profit was $6.7 million for the three months ended March 31, 2026, compared to $6.8 million for the comparable prior year period. Adjusted value-added services gross profit percentage decreased from 58.1% to 57.2%.

The following table provides a reconciliation for the three months ended March 31, 2026 and 2025 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2026	2025
Revenues	$214,135	$214,007
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(157,819)	(155,832)
Depreciation and amortization	(2,412)	(3,632)
GAAP gross profit	$53,904	$54,543
Depreciation and amortization	2,412	3,632
Adjusted gross profit	$56,316	$58,175

GAAP gross profit percentage	25.2%	25.5%
Adjusted gross profit percentage	26.3%	27.2%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$48,083	$8,233	$—	$56,316	$49,345	$8,830	$—	$58,175

Operating expenses:
Operating partner commissions	19,136	—	—	19,136	19,256	—	—	19,256
Personnel costs	15,271	4,452	1,746	21,469	14,441	4,222	1,787	20,450
Selling, general and administrative expenses	5,417	1,916	1,919	9,252	6,432	2,139	1,378	9,949
Depreciation and amortization	743	1,033	1,838	3,614	954	963	3,019	4,936
Change in fair value of contingent consideration	—	—	(3,700)	(3,700)	—	—	250	250

Total operating expenses	40,567	7,401	1,803	49,771	41,083	7,324	6,434	54,841

Income (loss) from operations	7,516	832	(1,803)	6,545	8,262	1,506	(6,434)	3,334
Other income (expense)	258	149	(508)	(101)	91	22	(302)	(189)

Income (loss) before income taxes	7,774	981	(2,311)	6,444	8,353	1,528	(6,736)	3,145
Income tax expense	—	—	(1,876)	(1,876)	—	—	(573)	(573)

Net income (loss)	7,774	981	(4,187)	4,568	8,353	1,528	(7,309)	2,572
Less: Net income attributable to non-controlling interest	103	—	—	103	(31)	—	—	(31)

Net income (loss) attributable to Radiant Logistics, Inc.	$7,877	$981	$(4,187)	$4,671	$8,322	$1,528	$(7,309)	$2,541

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	39.8%	0.0%	N/A	34.0%	39.0%	0.0%	N/A	33.1%
Personnel costs	31.8%	54.1%	N/A	38.1%	29.3%	47.8%	N/A	35.2%
Selling, general and administrative expenses	11.3%	23.3%	N/A	16.4%	13.0%	24.2%	N/A	17.1%
Depreciation and amortization	1.5%	12.5%	N/A	6.4%	1.9%	10.9%	N/A	8.5%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions decreased $0.2 million, or 0.6%, to $19.1 million for the three months ended March 31, 2026. As a percentage of adjusted gross profit, operating partner commissions increased 88 basis points to 34.0% from 33.1% for the three months ended March 31, 2026 and 2025, respectively, as a result of a higher mix of gross margin generated from strategic operating partners compared to Company-owned locations.

Personnel costs increased $1.0 million, or 5.0%, to $21.5 million for the three months ended March 31, 2026. The increase is primarily due to an increase in headcount from recent acquisitions. As a percentage of adjusted gross profit, personnel costs increased 297 basis points to 38.1% from 35.2% for the three months ended March 31, 2026 and 2025, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $0.6 million, or 7.0%, to $9.3 million for the three months ended March 31, 2026. The decrease is primarily due to decreased technology spending by consolidating transportation management systems, partially offset by an increase in professional service fees. As a percentage of adjusted gross profit, SG&A decreased 67 basis points to 16.4% from 17.1% for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization costs decreased $1.3 million, or 26.8%, to $3.6 million for the three months ended March 31, 2026. The decrease is primarily attributable to amortization of intangible assets from acquisitions that are now fully amortized, partially offset by amortization of intangible assets from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 207 basis points to 6.4% from 8.5% for the three months ended March 31, 2026 and 2025, respectively.

Change in fair value of contingent consideration was a gain of $3.7 million for the three months ended March 31, 2026, compared to an expense of $0.3 million for the three months ended March 31, 2025. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Our increase in net income is driven by the gain in fair value of contingent consideration and decreased depreciation and amortization, partially offset by the decrease in adjusted gross profit and increased income tax expense.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the three months ended March 31, 2026 and 2025 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$7,877	$981	$(4,187)	$4,671	$8,322	$1,528	$(7,309)	$2,541
Income tax expense	—	—	1,876	1,876	—	—	573	573
Depreciation and amortization	743	1,033	1,838	3,614	954	963	3,019	4,936
Net interest expense	—	—	508	508	—	—	11	11
Share-based compensation	270	46	261	577	200	33	237	470
Change in fair value of contingent consideration	—	—	(3,700)	(3,700)	—	—	250	250
Lease termination costs	3	—	—	3	16	194	—	210
Change in fair value of interest rate swap contracts	—	—	—	—	—	—	291	291
Other (1)	(230)	(147)	579	202	(34)	(62)	212	116

Adjusted EBITDA	$8,663	$1,913	$(2,825)	$7,751	$9,458	$2,656	$(2,716)	$9,398
Adjusted EBITDA as a % of adjusted gross profit (2)	18.0%	23.2%	N/A	13.8%	19.2%	30.1%	N/A	16.2%

(1) Other includes costs unrelated to our core operations (primarily acquisition and litigation costs), and other non-cash charges.

(2) Adjusted gross profit is revenues less the cost of transportation and other services.

Nine months ended March 31, 2026 and 2025 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended March 31, 2026				Nine Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$577,276	$56,426	$(422)	$633,280	$587,774	$58,712	$(217)	$646,269
Value-added services	12,471	27,169	—	39,640	11,814	24,033	—	35,847
	589,747	83,595	(422)	672,920	599,588	82,745	(217)	682,116
Cost of transportation and other services
Transportation	434,414	44,535	(422)	478,527	442,500	45,367	(217)	487,650
Value-added services	4,527	10,636	—	15,163	4,925	10,507	—	15,432
	438,941	55,171	(422)	493,690	447,425	55,874	(217)	503,082
Adjusted gross profit (1)
Transportation	142,862	11,891	—	154,753	145,274	13,345	—	158,619
Value-added services	7,944	16,533	—	24,477	6,889	13,526	—	20,415
	$150,806	$28,424	$—	$179,230	$152,163	$26,871	$—	$179,034
Adjusted gross profit percentage
Transportation	24.7%	21.1%	N/A	24.4%	24.7%	22.7%	N/A	24.5%
Value-added services	63.7%	60.9%	N/A	61.7%	58.3%	56.3%	N/A	57.0%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $633.3 million and $646.3 million for the nine months ended March 31, 2026 and 2025, respectively. The decrease of $13.0 million, or 2.0%, is primarily attributable to meaningful project charter revenues in the prior year period, offset by incremental revenues generated from current and prior year acquisitions. Adjusted transportation gross profit was $154.8 million and $158.6 million for the nine months ended March 31, 2026 and 2025, respectively. Net transportation margins decreased from 24.5% to 24.4%.

Value-added services revenue was $39.6 million and $35.8 million for the nine months ended March 31, 2026 and 2025, respectively. The increase is driven by higher volumes and incremental revenue from expanded warehouse operations primarily in our Canadian segment compared to the prior year period. Adjusted value-added services gross profit was $24.5 million for the nine months ended March 31, 2026, compared to $20.4 million for the comparable prior year period. Adjusted value-added services gross profit percentage increased from 57.0% to 61.7%.

The following table provides a reconciliation for the nine months ended March 31, 2026 and 2025 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Nine Months Ended March 31,
Reconciliation of adjusted gross profit to GAAP gross profit	2026	2025
Revenues	$672,920	$682,116
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(493,690)	(503,082)
Depreciation and amortization	(7,196)	(10,827)
GAAP gross profit	$172,034	$168,207
Depreciation and amortization	7,196	10,827
Adjusted gross profit	$179,230	$179,034

GAAP gross profit percentage	25.6%	24.7%
Adjusted gross profit percentage	26.6%	26.2%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended March 31, 2026				Nine Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$150,806	$28,424	$—	$179,230	$152,163	$26,871	$—	$179,034

Operating expenses:
Operating partner commissions	59,439	—	—	59,439	57,348	—	—	57,348
Personnel costs	46,805	13,754	5,070	65,629	42,588	13,474	3,565	59,627
Selling, general and administrative expenses	19,789	6,065	5,081	30,935	19,771	7,727	4,772	32,270
Depreciation and amortization	2,229	3,059	5,418	10,706	2,892	3,045	8,842	14,779
Change in fair value of contingent consideration	—	—	(3,590)	(3,590)	—	—	(850)	(850)

Total operating expenses	128,262	22,878	11,979	163,119	122,599	24,246	16,329	163,174

Income (loss) from operations	22,544	5,546	(11,979)	16,111	29,564	2,625	(16,329)	15,860
Other income (expense)	405	145	(1,658)	(1,108)	125	160	241	526

Income (loss) before income taxes	22,949	5,691	(13,637)	15,003	29,689	2,785	(16,088)	16,386
Income tax expense	—	—	(3,940)	(3,940)	—	—	(3,881)	(3,881)

Net income (loss)	22,949	5,691	(17,577)	11,063	29,689	2,785	(19,969)	12,505
Less: net income attributable to non- controlling interest	206	—	—	206	(121)	—	—	(121)

Net income (loss) attributable to Radiant Logistics, Inc.	$23,155	$5,691	$(17,577)	$11,269	$29,568	$2,785	$(19,969)	$12,384

	Nine Months Ended March 31, 2026				Nine Months Ended March 31, 2025
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	39.4%	0.0%	N/A	33.164%	37.7%	0.0%	N/A	32.0%
Personnel costs	31.0%	48.4%	N/A	36.6%	28.0%	50.1%	N/A	33.3%
Selling, general and administrative expenses	13.1%	21.3%	N/A	17.3%	13.0%	28.8%	N/A	18.0%
Depreciation and amortization	1.5%	10.8%	N/A	6.0%	1.9%	11.3%	N/A	8.3%

(1) Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions increased $2.1 million, or 3.6%, to $59.4 million for the nine months ended March 31, 2026. The increase in commissions is primarily due to a change in gross profit product mix generated from our strategic operating partners, partially offset by the conversions of strategic operating partners to Company-owned locations who earned commissions in the comparable prior year period. As a percentage of adjusted gross profit, operating partner commissions increased 113 basis points to 33.2% from 32.0% for the nine months ended March 31, 2026 and 2025, respectively, as a result of a higher mix of adjusted gross profit generated from strategic operating partners compared to Company-owned locations due to the project charter revenues in the prior year period.

Personnel costs increased $6.0 million, or 10.1%, to $65.6 million for the nine months ended March 31, 2026. The increase is primarily due to an increase in headcount from acquisitions in the current and prior year and the share-based compensation expense in the current period compared to a benefit in the prior year period. As a percentage of adjusted gross profit, personnel costs increased 331 basis points to 36.6% from 33.3% for the nine months ended March 31, 2026 and 2025, respectively.

SG&A expenses decreased $1.4 million, or 4.1%, to $30.9 million for the nine months ended March 31, 2026. The decrease is primarily due to $1.1 million of lease termination costs in the prior year period due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility to expand existing operations, lower technology spending by consolidating transportation management systems, and lower travel and entertainment costs, partially offset by an increase to the allowance for credit losses and professional service fees. As a percentage of adjusted gross profit, SG&A decreased 76 basis points to 17.3% from 18.0% for the nine months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization costs decreased $4.1 million, or 27.6%, to $10.7 million for the nine months ended March 31, 2026. The decrease is primarily attributable to amortization of intangible assets from acquisitions that are now fully amortized, partially offset by amortization of intangibles from acquisitions that have occurred since the prior year period. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 228 basis points to 6.0% from 8.3% for the nine months ended March 31, 2026 and 2025, respectively.

Change in fair value of contingent consideration was a gain of $3.6 million for the nine months ended March 31, 2026, compared to an gain of $0.9 million for the nine months ended March 31, 2025. The change in each year is attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Our decrease in net income is driven principally by increased operating partner commissions and personnel costs, partially offset by a gain in fair value of contingent consideration and decreases to depreciation and amortization expense compared to the comparable prior year period.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the nine months ended March 31, 2026 and 2025 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Nine Months Ended March 31, 2026				Nine Months Ended March 31, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$23,155	$5,691	$(17,577)	$11,269	$29,568	$2,785	$(19,969)	$12,384
Income tax expense	—	—	3,940	3,940	—	—	3,881	3,881
Depreciation and amortization (1)	2,229	3,059	5,418	10,706	3,006	3,045	8,842	14,893
Net interest expense	—	—	1,658	1,658	—	—	(273)	(273)
Share-based compensation	696	98	715	1,509	(632)	14	(562)	(1,180)
Change in fair value of contingent consideration	—	—	(3,590)	(3,590)	—	—	(850)	(850)
Lease termination costs	32	133	—	165	52	1,324	—	1,376
Change in fair value of interest rate swap contracts	—	—	—	—	—	—	1,032	1,032
Other (2)	(180)	(156)	1,001	665	(12)	(203)	(182)	(397)

Adjusted EBITDA	$25,932	$8,825	$(8,435)	$26,322	$31,982	$6,965	$(8,081)	$30,866
Adjusted EBITDA as a % of adjusted gross profit (3)	17.2%	31.0%	N/A	14.7%	21.0%	25.9%	N/A	17.2%

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

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of March 31, 2026, we have $39.7 million in unrestricted cash and cash equivalents on hand available for working capital and general corporate purposes.

Net cash provided by operating activities was $29.4 million and $10.2 million for the nine months ended March 31, 2026 and 2025, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in fair value of contingent consideration, accounts receivable, prepaid expenses, operating partner commissions payable, and accrued expenses and other liabilities. Cash flow from operating activities for the nine months ended March 31, 2026 increased by $19.2 million, compared with the same period in fiscal year 2025, primarily due to decreased net income, offset by net changes in operating assets and liabilities.

Net cash used for investing activities was $8.1 million and $29.8 million for the nine months ended March 31, 2026 and 2025, respectively. Cash paid for acquisitions were $5.2 million and $25.7 million for the nine months ended March 31, 2026 and 2025, respectively. Cash paid for purchases of property, technology, and equipment were $3.5 million and $4.2 million for the nine months ended March 31, 2026 and 2025, respectively. Proceeds from sale of property, technology, and equipment were $0.5 million and $0.1 million for the nine months ended March 31, 2026 and 2025, respectively.

Net cash used for financing activities was $4.4 million and net cash provided by financing activities was $13.9 million for the nine months ended March 31, 2026 and 2025, respectively. Net proceeds from the Revolving Credit Facility were $5.0 million and $15.0 million for the nine months ended March 31, 2026 and 2025, respectively. Repayments of finance lease liabilities were $0.2 million and $0.6 million for the nine months ended March 31, 2026 and 2025, respectively. Repurchases of common stock were $3.5 million and $0.7 million for the nine months ended March 31, 2026 and 2025, respectively. Distributions to noncontrolling interest were less than $0.1 million and $0.2 million for the nine months ended March 31, 2026 and 2025, respectively. Proceeds from exercise of stock options were $0.3 million and $1.2 million for the nine months ended March 31, 2026 and 2025, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million and $0.6 million for the nine months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, borrowings outstanding on the Revolving Credit Facility were $25.0 million. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada and Mexico. If foreign exchange rates were 1.0% higher or lower, our net income for the nine months ended March 31, 2026 would have changed by approximately $0.27 million. A fluctuation in foreign exchange rates could have a modest impact on the contingent consideration payments that could be due under our acquisition of Weport, S.A. de C.V.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2026 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. On November 13, 2025, the Company’s board of directors extended the program and authorized the repurchase of up to 5,000,000 shares of the Company’s common stock from November 14, 2025 through December 31, 2027. The Company did not purchase shares of common stock during the three months ended March 31, 2026. As of March 31, 2026, the Company may purchase 4,916,637 remaining shares under the repurchase program.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

RADIANT LOGISTICS, INC.

Date: May 11, 2026	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)