Form 10-K
period 2026-06-30
RADIANT LOGISTICS, INC
filed 2026-09-14
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing share price of the registrant’s common stock on December 31, 2025 was approximately $225 million.

As of September 8, 2026, 46,894,270 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended June 30, 2026.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our Revolving Credit Facility; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from prior or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the commercial, reputational and regulatory risks to our business that may arise as a consequence of our prior inability to remediate a material weakness in our internal control over financial reporting, and the further risks that may arise should we be unable to maintain an effective system of disclosure controls and internal control over financial reporting in the future; and such other factors that may be identified from time to time in our U.S. Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of this report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States, Canada, and Mexico. We service a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America, as well as an integrated international service partner network located in other key markets around the world. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has access to a broad network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and net cash flows than our asset-based competitors.

Through its locations across North America, we offer domestic and international air and ocean freight forwarding and freight brokerage services, including truckload, less-than-truckload (“LTL”), and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL, and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services including materials management and distribution (“MM&D”), customs house brokerage (“CHB”), global trade management (“GTM”), and related technology services to complement our core transportation service offering.

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

In addition to its focus on organic growth, the Company plans to continue to search for third-party acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to the current platform. As well, the Company seeks to focus on acquisitive growth through the acquisition of certain of its strategic operating partners. As the Company continues to grow and scale its business, it also remains focused on leveraging its back-office infrastructure and technology systems to drive productivity improvement across the organization.

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

Information technology resources

A primary component of our business strategy is the continued development of advanced information systems to provide accurate and timely information to our management, strategic operating partners and customers. We believe that the ability to provide accurate real-time information on the status of shipments has and will become increasingly important in our industry. Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments. Our centralized transportation management system (rating, routing, tender, and financial settlement process) drives significant efficiency across our network. We also have access to a proprietary global trade management platform that will provide purchase order and vendor management tools that unlock SKU-level visibility from manufacturing sites around the world through final delivery in the U.S. We believe this will allow us to further differentiate ourselves in the marketplace and provide additional support for both current and prospective customers.

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

Value-added services

In addition to our core transportation service offerings, we also provide value-added supply chain services including MM&D, CHB, GTM, and related technology services. We believe that our value-added services allow us to leverage our transportation services to generate additional revenue and provide additional convenience to our customers.

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

Operations

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding and freight brokerage services, including truckload, LTL, and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. As a third-party logistics provider, our primary business operations involve arranging shipments, on behalf of our customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added supply chain services, including MM&D, CHB, GTM, and related technology services to complement our core transportation service offering.

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

To complement our core transportation service offerings, we also provide a number of value-added services, including MM&D, CHB, GTM, and related technology services.

Information Services

The continued enhancement of our information systems and ultimate migration of acquired companies and additional strategic operating partners to a common set of customer-facing and back-office applications is a key component of our growth strategy. We believe that the ability to provide accurate real-time information on the status of shipments as well as enhanced reporting and visibility tools has become increasingly important and will result in competitive service advantages. We are also able to offer customers purchase order and vendor management tools that unlock SKU-level visibility from manufacturing sites around the world through final delivery in the U.S through our proprietary global trade management platform which we believe will allow us to further differentiate ourselves in the marketplace. In addition, we believe that centralizing our operations into a single transportation management system (rating, routing, tender and financial settlement processes) will continue to drive significant productivity improvement across our network.

In our forwarding operations, we utilize SAP TM as our primary third-party transportation management system, which is integrated to our third-party accounting system (SAP ECC). In addition, we use Cargowise as our primary CHB operating platform. These systems combine to form the foundation of our supply-chain technologies, which provide us with a common set of back-office operating, accounting, and customer-facing applications. In our brokerage operations, we utilize the TEDS system for transportation management and Megatrans and Revenova for intermodal services, and Profit Tools for drayage services. In our warehousing operations, we use Highjump, which has its own integrated order management services functionality. These systems are connected to Epicor and JD Edwards for accounting and financial reporting. To enhance field operations and financial reporting, we continue to implement field training and other assistance to gradually migrate our transportation management systems into a singular SAP-based platform. In addition, we are planning to migrate our various other operating and financial reporting systems to a singular SAP-based platform. Future phases will include the transition of our legacy brokerage transportation management and financial reporting systems to SAP ECC.

We are also investing in artificial intelligence (“AI”) to enhance our operations. We currently deploy AI agents in production that support shipment onboarding, data validation, and exception management. We are developing “Ray,” our AI orchestration platform, which is designed to enable us to build, deploy, govern, and continuously improve AI agents across our operations under our Navegate technology brand. We believe these initiatives will improve operational efficiency, data quality, and the consistency of service delivered to our customers and strategic operating partners.

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

Sustainability Initiatives

We recognize that environmental and social considerations may affect our operations, risk profile, customer relationships and long-term business strategy. Our sustainability initiatives are intended to help us identify and manage relevant risks and opportunities, improve the measurement of our environmental impacts and support responsible practices across our operations and business relationships.

Our Board of Directors provides oversight of sustainability-related matters, including risks, opportunities, strategy, and performance, and reviews these matters quarterly. Our Sustainability Steering Committee supports strategic direction, goal setting and integration across business units, while our cross-functional Sustainability Task Force supports implementation, data collection and performance tracking. We also engage external advisors for technical support, independent review and industry benchmarking.

Our sustainability priorities and reporting are informed by the sustainability disclosure standards issued by the International Sustainability Standards Board (“ISSB”) and the industry-based guidance applicable to the Air Freight and Logistics sector. We continue to evaluate climate-related risks and opportunities, including potential physical, regulatory, market, customer and value-chain considerations, and how those considerations may inform business strategy and enterprise risk management.

During fiscal year 2026, we expanded our greenhouse gas (“GHG”) emissions inventory efforts to include additional Scope 3 emissions associated with our value chain, including third-party transportation and distribution activities. We continued to measure Scope 1 and Scope 2 emissions and other relevant Scope 3 categories in accordance with the GHG Protocol Corporate Accounting and Reporting Standard.

We also continued to monitor progress toward our goal to reduce combined Scope 1 and Scope 2 GHG emissions by 30% by fiscal 2027, relative to our fiscal 2022 baseline. During fiscal 2026, we procured renewable electricity and certified Renewable Energy Certificates corresponding to 100% of the electricity consumption of our company-owned operations in North America and Asia Pacific. These certificates will be retired on our behalf and reflected in our fiscal 2026 sustainability reporting, including our market-based Scope 2 emissions, following completion of our annual GHG inventory.

As a primarily non-asset-based provider of global transportation and logistics solutions, we generally do not own the rail, ships or aircraft, and rarely the trucks, used to transport goods for our customers. Accordingly, a significant portion of emissions associated with the services we provide occurs within our value chain. We continue to improve our understanding of transportation-related Scope 3 emissions and engage with carriers, suppliers, customers, Strategic Operating Partners and other business partners regarding emissions data, transportation efficiency and lower-emission logistics alternatives.

Our ongoing sustainability priorities include: (i) maintaining and enhancing our annual GHG emissions inventory; (ii) monitoring progress toward our fiscal 2027 emissions reduction goal; and (iii) improving value-chain emissions data and continuing to develop our sustainability disclosures with reference to the sustainability disclosure standards issued by the ISSB and the industry-based guidance. We also remain committed to fostering a workplace characterized by respect, collaboration, opportunity and employee engagement and to supporting the communities in which we operate through partnerships and other community initiatives, including our ongoing partnership with the American Heart Association.

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

Our Associates

As of June 30, 2026, we had 1,107 employees, of which 1,080 were full-time. None of these employees are covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

We sell our services through Company-owned locations operating under the Radiant brands and through a network of independently owned strategic operating partners throughout North America operating under the Airgroup, Adcom, DBA, and Service by Air brands. For both fiscal years ended June 30, 2026 and 2025, approximately 42% of our consolidated adjusted gross profit (this is a non-U.S. Generally Accepted Accounting Principles (“GAAP”) measure, see further discussion and reconciliation to a GAAP measure in Item 7) was derived through our strategic operating partners. We believe our strategic operating partners will remain a critical component to our success for the foreseeable future. Although the terms of our strategic operating partner agreements vary widely, they generally cover the manner and amount of payments, the services to be performed, the length of the contract, and provide us with certain protections such as strategic operating partner-funded reserves against potential bad debts, indemnification obligations, and in certain instances include a personal guaranty of the independent owner(s) of the strategic operating partners. Certain of our strategic operating partner agreements are for defined terms, while others are subject to “evergreen” terms, or contain automatic renewal provisions or are at-will on a month-to-month basis. Regardless of the stated term, in most situations the agreements can be terminated by the strategic operating partner with applicable contractual notice. As certain agreements expire, there can be no assurance that we will be able to enter into new agreements that provide for the same terms and economics as those previously agreed upon, if at all. Thus, we are subject to the risk of strategic operating partner terminations and the failure or refusal of certain of our strategic operating partners to renew their existing agreements. This risk is often accentuated upon the acquisition of a new agency-based network. We have a number of customers and strategic operating partner locations with significant volume and stature; however, no single customer or strategic operating partner location represents more than 10% of our consolidated revenue. We cannot be certain that we will be able to maintain and expand our existing strategic operating partner relationships or enter into new strategic operating partner relationships, or that new or renewed strategic operating partner relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing strategic operating partner relationships, renew existing strategic operating partner relationships, or enter into new strategic operating partner relationships, we may lose customers, customer introductions and co-marketing benefits, and our operating results may be negatively impacted. We may also be restricted from growing in certain territories or with certain customers, except through our strategic operating partners.

If our strategic operating partners fail to maintain adequate reserves against unpaid customer invoices, or if we are unable to offset against commissions earned and payable by us to our strategic operating partners for unpaid customer invoices, our results of operations and financial condition may be adversely affected.

We derive a substantial portion of our revenue pursuant to agreements with strategic operating partners operating under our various brands. Under these agreements, each individual strategic operating partner is responsible for some or all of the collection of amounts due from customers being serviced by such strategic operating partner. Certain of our strategic operating partners are required to maintain a security deposit with us to be used to fund those customer accounts ultimately not collected by us. We charge each of the strategic operating partners for any accounts receivable aged beyond 90 days. If the strategic operating partner’s deposit with us has been depleted, an amount will be owed to us by our strategic operating partner. Based on legacy contracts assumed upon acquisition, some strategic operating partners are not required to maintain a security deposit, however, they are still responsible for deficits and their strategic operating partner agreements provide that we may withhold all or a portion of future commissions payable to the strategic operating partner in satisfaction of any deficit. As of June 30, 2026, approximately $1.8 million was owed to us by our strategic operating partners. To the extent any of these strategic operating partners cease operations or are otherwise unable to replenish these deficit accounts, we would be at risk of loss for any such amount. We include such amounts in the allowance for credit losses when it is probable the amounts owed will not be collected.

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

We have been and may in the future be subject to cybersecurity attacks and other intentional hacking. While we have experienced cybersecurity events in the past, those incidents have been fully investigated, remediated, and resolved, and did not have a material effect on our business strategy, results of operations, or financial condition. Any failure to design or maintain our information technology systems so that they can prevent or at least identify and address such cybersecurity risks could result in corruption or loss of our data, service interruptions, operational difficulties, loss of revenues or market share, liability to customers or others for any potential loss of Personal Identifiable Information, diversion of resources, injury to our reputation and increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to resulting claims or liability could similarly involve substantial cost. Additionally, the insurance coverage we have in place may not apply to particular loss or it may not be sufficient to cover all liabilities to which we may be subject.

The development and use of AI in our operations presents risks and challenges that could adversely affect our business.

We are increasingly incorporating AI, including AI agents, into our operations. AI technologies remain at a relatively early stage of development, may produce inaccurate, incomplete, or otherwise flawed outputs, may rely on third-party models and platforms that we do not control, and are subject to a rapidly evolving legal and regulatory landscape. If our AI initiatives fail to deliver the anticipated operational benefits, produce errors that affect our services or data, or expose us to new regulatory, contractual, intellectual property or cybersecurity risks, our business, results of operations and financial condition could be adversely affected.

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

We rely on commercial airfreight carriers and air charter operators, ocean freight carriers, trucking companies, major U.S. railroads, other transportation companies, draymen and longshoremen for the movement of our customers’ cargo. Consequently, our ability to provide services for our customers could be adversely impacted by, among other things: shortages in available cargo capacity; changes by carriers and transportation companies in policies and practices such as scheduling, pricing, payment terms and frequency of service, increases in the cost of fuel, taxes, and labor, changes in the financial stability or operating capabilities of carriers, and other factors not within our control. Reductions in trucking, airfreight, or ocean freight capacity could negatively impact our margins. Material interruptions in service or stoppages in transportation, whether caused by supply chain irregularities, strike, work stoppage, lock-out, slowdown, other supply chain issues or otherwise, could adversely impact our business, results of operations and financial condition.

In addition, any determination that our third-party carriers have violated laws and regulations could seriously damage our reputation and brands, resulting in diminished revenue and profit and increased operating costs.

Our profitability depends on our ability to effectively manage our cost structure as we grow the business.

We have increased, and intend to further increase, our revenue through organic growth, adding strategic operating partners, and acquisitions. We believe that certain of our costs, such as those related to information technology, physical locations, senior management, and sales and general operations, and excluding non-cash amortization, should grow more slowly than our adjusted gross profit, which would lead to improved cash flow margins over time. Historically, our cash flow margins have fluctuated, and have not always improved as we have grown. To the extent we fail to manage our costs, including purchased transportation, strategic operating partner commissions, personnel expenses, and sales and general expenses, our profitability may not improve or may decrease. This could adversely impact our business, results of operations, financial condition, and the trading price of our common stock.

Economic recessions, global unrest, and other factors that reduce freight volumes could have a material adverse impact on our business.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, interest rate fluctuations, inflation pressures, geopolitical events, and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks that may have a material impact on our operating results and cause us to not reach our long-term growth goals, and which may include the following:

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
•
Fuel prices have been subject to increases and shipping channels have been disrupted in response to recent geopolitical events; particularly in response to the current conflicts in the Middle East.

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

Carriers can be expected to charge higher prices if market conditions warrant, including as a result of increased fuel costs, labor shortages, and longer shipping times caused by supply chain disruptions. Our adjusted gross profit and income from operations may decrease if we are unable to increase our pricing to our customers. Increased demand for truckload services and pending changes in regulations may reduce available capacity and increase carrier pricing.

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

Our freight brokerage operations may subject us to increased liability and litigation as a result of recent legal developments.

Our freight brokerage and logistics activities expose us to potential claims arising from accidents involving third-party motor carriers transporting freight on behalf of our customers. These claims may include allegations that we negligently selected, engaged, retained or monitored a motor carrier. In May 2026, the U.S. Supreme Court's decision in Montgomery v. Caribe Transport II, LLC determined that certain state-law claims alleging negligent selection of a carrier by a freight broker are not preempted by the Federal Aviation Administration Authorization Act of 1994. Consequently, claims that previously may have been dismissed on federal preemption grounds may now proceed under applicable state law, which could increase the frequency, duration and expense of litigation involving freight brokers.

The full impact of the Montgomery decision remains uncertain, including the circumstances under which courts may impose liability on freight brokers based on their carrier selection, qualification and oversight practices. The decision could lead to increased scrutiny of our carrier selection, qualification, monitoring and safety procedures, as well as greater litigation and defense expenses and potentially higher judgments or settlements, including so-called “nuclear verdicts.” An increase in claims could also result in higher insurance premiums, greater self-insured exposure, increased deductibles or retention, or challenges in obtaining insurance at commercially reasonable rates or with sufficient coverage limits.

While we maintain insurance coverage that we believe is appropriate for our operations, claims may exceed our available coverage or fall outside the scope of our insurance policies. We may also incur additional expenses and allocate greater resources to carrier qualification, safety assessments, compliance and record keeping in response to changes in the legal and regulatory environment. Any material increase in litigation, claims or insurance-related costs, or any significant adverse development involving existing or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Our failure to comply with, or the costs of complying with, government regulation could negatively affect our results of operations.

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

We use both internally developed and purchased technology in conducting our business. Whether internally developed or purchased, it is possible that the use of these technologies could be claimed to infringe upon or violate the intellectual property rights of third-parties. In the event that a claim is made against us by a third-party for the infringement of intellectual property rights, any settlement or adverse judgment against us either in the form of increased costs of licensing or a cease and desist order in using the technology could have an adverse effect on us and our results of operations.

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

We seek to grow our operations, including by expanding our internal resources, by making acquisitions and entering into new markets. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets and change in revenue and business models.

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

We currently maintain a $200 million revolving credit facility (the “Revolving Credit Facility”) pursuant to an Amended and Restated Credit Agreement dated as of August 7, 2026. Repayment of the Revolving Credit Facility is secured by a first-priority security interest in substantially all personal property of the Company and its subsidiaries, including, accounts receivable and the capital stock of our U.S. and Canadian subsidiaries.

The Revolving Credit Facility includes a $100 million accordion feature to support future acquisition opportunities. For general borrowings under the Revolving Credit Facility, the Company is subject to the maximum consolidated net leverage ratio of 3.00 and minimum consolidated interest coverage ratio of 3.00. Additional minimum availability requirements and financial covenants apply in the event the Company seeks to use advances under the Revolving Credit Facility to pursue acquisitions or repurchase its common stock.

Our compliance with the financial covenants of our Revolving Credit Facility is particularly important given the materiality of such facility to our day-to-day operations and overall acquisition strategy. If we fail to comply with these covenants and are unable to secure a waiver or other relief, our financial condition would be materially weakened and our ability to fund day-to-day operations would be materially and adversely affected. Accordingly, we employ EBITDA and adjusted EBITDA as management tools to measure our historical financial performance and as a benchmark for future financial flexibility.

We may operate with a significant amount of indebtedness, which is secured by substantially all of our assets and subject to variable interest rates and restrictive covenants.

As of June 30, 2026, we had $25.0 million of indebtedness outstanding under our Revolving Credit Facility. In the future, we may incur substantial indebtedness if needed to support our operations, our growth strategy, or for whatever other purpose is deemed necessary or appropriate at the time. If incurred, substantial indebtedness could have adverse consequences, such as:

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

We provide services to customers engaged in international commerce and intend to grow our international business in the coming years. For the fiscal years ended June 30, 2026 and 2025, international services accounted for 46% and 45% of our adjusted gross profit, respectively. International services is defined as any shipment with an initiation or destination point outside of the United States. All factors that affect international trade have the potential to expand or contract our international business and impact our operating results. For example, international trade is influenced by, among other things:

•
currency exchange rates and currency control regulations;
•
interest rate fluctuations;
•
changes in governmental policies, such as taxation, quota restrictions, tariffs, other forms of trade barriers and/or restrictions and trade accords;
•
changes in and application of international and domestic customs, trade and security regulations;
•
wars, strikes, civil unrest, acts of terrorism, and other conflicts, such as the conflict that has led to the imposition of economic sanctions by the United States and the European Union (“EU”) against Russia, and more recently, the global unrest stemming from conflicts in the Middle East.
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

We generate a significant portion of revenues from our international operations, including a substantial amount in Canada. For the fiscal years ended June 30, 2026 and 2025, international services accounted for 46% and 45% of our adjusted gross profit, respectively. Revenue from our international operations may increase in recognition of our acquisition of a controlling interest in a Mexican logistics business effective September 1, 2025. Our international operations are sensitive to currency exchange risks. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Currently, we have not entered into any foreign currency hedging arrangements, and, to the extent that we continue not to do so, we may be vulnerable to the effects of currency exchange rate fluctuations.

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

The imposition of new or increased tariffs by the U.S. and retaliatory trade measures taken by other countries in response, could reduce freight volumes, disrupt established trade lanes, and increase costs for our customers, which could adversely affect our results of operations. Since early 2025, U.S. trade policy has been subject to frequent and substantial change. As a material portion of our volumes derives from the movement of goods into and out of the United States, these trends, if they continue for more than the short-term, may have a material adverse effect on our business and results of operations. The impact of these trade measures on our business operations and financial results remains uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For example, in the course of preparing our financial statements for fiscal 2021, fiscal 2022, fiscal 2023, and fiscal 2024, we identified a material weakness in our internal control over financial reporting regarding the lack of effective internal control over the recording and processing of revenue which material weakness was not remediated until our financial statements for the year ended June 30, 2025. To address this material weakness, we made changes to our internal control framework and controls, as set forth in further detail in Part II, Item 9A “Controls and Procedures” and remediated this material weakness.

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

The motor carriers and other transportation providers we contract with are subject to environmental and climate-related regulations that may increase their operating costs and could directly or indirectly have a material adverse effect on our business.

The motor carriers and other third-party transportation providers we use are subject to federal, state, local, and international environmental obligations, including requirements addressing vehicle and engine emissions, fuel efficiency, alternative fuels and greenhouse gas emissions. New, more stringent, or changing obligations may increase their equipment, fuel, operational or compliance costs or reduce the availability of transportation services purchased by us.

Because we generally do not own the transportation assets used to transport goods for our customers, these costs may be passed through to us through higher transportation rates, fuel surcharges, or other fees. We may also face indirect exposure to carbon-pricing mechanisms, emissions limits, clean-fuel requirements, or similar measures through our carrier network and broader value chain. If we are unable to pass these increased costs through to our customers, or if doing so adversely affects demand for our services, our margins, competitive position, financial condition, or results of operations could be materially and adversely affected.

Customer expectations regarding GHG emissions and climate-related performance also continue to evolve. Certain customers may require emissions data, climate-related disclosures, emissions reduction commitments or low-emission transportation options as part of their procurement and supplier qualification processes. Our ability to respond may depend on the availability, quality, and comparability of data from carriers, strategic operating partners, suppliers and other third parties. Failure to satisfy these expectations, or the costs of doing so, could affect our ability to compete for or retain business and could adversely affect our reputation, operating costs, or results of operations.

We may be adversely affected by the physical effects of climate change as well as legal, regulatory, or market responses to climate-related concerns.

Extreme weather and other climate-related events, including hurricanes, floods, wildfires, droughts, extreme heat and severe winter weather, may disrupt transportation infrastructure, ports, airports, rail networks, roads, warehouses, utilities and customer or supplier operations. Such events may reduce carrier capacity, delay or reroute shipments, increase fuel and purchased transportation costs and impair our ability to provide services to customers.

These events could result in business interruptions, service failures, cargo loss or damage, increased claims, higher insurance costs or availability, or additional expenditures for business continuity and alternative transportation arrangements. Because we depend on third-party carriers, strategic operating partners, landlords, utilities, technology providers and other business partners, events affecting those parties may adversely affect our business even when our own facilities are not directly affected. Our contingency plans and insurance coverage may not adequately protect us against all such impacts.

Legal and regulatory responses to climate change also continue to evolve and may include GHG emissions and climate-risk reporting, carbon pricing, clean-energy or clean-fuel standards and requirements relating environmental claims. Compliance with requirements applicable to us may require additional data collection and validation, internal systems and controls, external advisors or assurance and expanded disclosures. Requirements and expectations may vary across jurisdictions and change over time, and the availability and reliability of third-party information may affect our ability to calculate, verify, or report value-chain emissions accurately and consistently.

We may incur additional costs and management burden in determining and complying with applicable climate-related obligations or responding to expectations from customers, investors, lenders and other business partners. We may also face reputational or other risks if our actual performance differs from publicly disclosed goals, methodologies or data are subsequently revised, or stakeholders challenge the accuracy or adequacy of our environmental disclosures.

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

We are permitted to make additional acquisitions without the consent of the lenders only if certain conditions are satisfied. These conditions include the following: (i) no default shall have occurred or would result from such acquisition, (ii) the property acquired is used or useful in the same or a similar line of business, (iii) in the case of an acquisition of the equity interests, the board of directors of the target business shall have duly approved such Acquisition, (iv) we shall be in compliance with the financial covenants after giving effect to such acquisition and the consolidated net leverage ratio shall be less than 3.25 to 1.00 for acquisitions valued above $25 million and 2.75 to 1.00 for any other acquisitions, (v) the representations and warranties made by us in each loan document shall be true and correct, (vi) if such transaction involves the purchase of an interest in a partnership between us as a general partner and entities unaffiliated with the borrower as the other partners, such transaction shall be effected by having such equity interest acquired by a corporate holding company directly or indirectly wholly-owned by the Company newly formed for the sole purpose of effecting such transaction, and (vii) immediately after giving effect to such acquisition, there shall be at least $25 million of availability under the Revolving Credit Facility.

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

Under applicable SEC rules, our Founder, Chairman and Chief Executive Officer, Bohn H. Crain, beneficially owns approximately 20% of our outstanding common stock as of June 30, 2026. Accordingly, Mr. Crain can exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation, or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. Further, this concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stockholders.

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

The exercise or conversion of our outstanding options, or other convertible securities or any derivative securities we issue in the future will result in the dilution of the ownership interests of our existing stockholders and may create downward pressure on the trading price of our common stock. We are currently authorized to issue 100 million shares of common stock. As of September 8, 2026, we had 46,894,270 outstanding shares of common stock. As of September 8, 2026, we may in the future issue up to 1,719,722 additional shares of our common stock upon exercise of outstanding stock options and vesting of restricted stock units.

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
•
Access Management: Centralized identity and access controls designed to ensure that only authorized users and devices can access our systems.

Security Architecture

We are in the final stages of implementing a Zero Trust security architecture across our network. Under this model, access to our systems is governed by centralized identity management, including single sign-on and multi-factor authentication, with conditional access policies designed to evaluate user, device and context before access is granted. These identity-centric controls complement the 24x7 endpoint monitoring and endpoint detection and response capabilities described below.

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

In 2021 and 2024, we experienced and previously reported two separate cyber events, and while we continue to learn from these incidents, we do not anticipate further material adverse impacts from them on our business. Following the incidents we reported, we enhanced our security program with additional tools and strengthened measures for improved system and network monitoring.

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Renton, Washington. Our network is comprised of over 100 operating locations, including the following Company-owned offices and warehouses operating from the following leased locations:

United States:

●	Tempe, Arizona	●	Romulus, Michigan	●	Folcroft, Pennsylvania
●	El Segundo, California	●	Mendota Heights, Minnesota	●	Pittsburgh, Pennsylvania
●	Long Beach, California	●	Kansas City, Missouri	●	Edinburgh, Texas
●	Miami, Florida	●	Saint Louis, Missouri	●	Humble, Texas
●	Woodridge, Illinois	●	Edison, New Jersey	●	Laredo, Texas
●	Overland Park, Kansas	●	Rockville Centre, New York	●	Alexandria, Virginia
●	Hebron, Kentucky	●	Woodbury, New York	●	Kent, Washington
●	Louisville, Kentucky	●	Portland, Oregon	●	Renton, Washington

Canada:

●	Calgary, Alberta	●	Brampton, Ontario	●	Mississauga, Ontario
●	Surrey, British Columbia	●	Caledon, Ontario

Other international locations:

●	Shanghai, China	●	Kwun Tong, Hong Kong	●	Tepotzotlan, Mexico
●	Shenzhen, China	●	Mexico City, Mexico	●	Cebu City, Philippines

We believe our current offices and warehouses are adequately covered by insurance and are sufficient to support our operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Legal Proceedings of Note 15, Commitments and Contingencies, in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated by reference into this Part 1, Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “RLGT.”

Holders

As of September 8, 2026, the number of stockholders of record of our common stock was 63. This figure does not include a greater number of beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None

Purchases of Equity Securities

On November 13, 2025, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2027. The Company did not purchase shares of common stock during the three months ended June 30, 2026. As of June 30, 2026, the company may purchase 4,916,637 shares that remain available for repurchase under the repurchase program.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the Russell 2000 Index and the Dow Jones Transportation Average Index, which is a SIC code 4731 line-of-business index, for the last five fiscal years. S&P Dow Jones Indices LLC prepared the line-of-business index. The graph assumes $100 is invested in our common stock, the Russell 2000 Index, and the line-of-business index on June 30, 2021. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock. The information in the graph below shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

	Investment value as of June 30,
	2021	2022	2023	2024	2025	2026
Radiant Logistics, Inc.	$100	$107	$97	$82	$88	$137
Dow Jones Transportation Average Index	100	88	104	104	103	146
Russell 2000 Index	100	74	82	89	94	131

$190
$170
$150
$130
$110
$90
$70
$50
2021
2022
2023
2024
2025
2026
Radiant Logistics, Inc.
Dow Jones Transportation Average Index
Russell 2000 Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report.

Overview

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company,” “we” or “us”), is a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States, Canada, and Mexico. We service a large, broad, and diversified account base consisting of consumer goods, food and beverage, electronics and high-tech, aviation and automotive, military and government, and manufacturing and retail customers, which is supported by an extensive network of operating locations across North America, as well as an integrated international service partner network located in other key markets around the world. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has access to a broad network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines. We believe shippers value our services because we are able to objectively arrange the most efficient and cost-effective means, type and provider of transportation service without undue influence caused by the ownership of transportation assets. In addition, our minimal investment in physical assets affords us the opportunity for a higher return on invested capital and generally stronger net cash flows than our asset-based competitors.

Through our operating locations across North America, we offer domestic and international air and ocean freight forwarding and freight brokerage services, including truckload, less than truckload ("LTL"), and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. Our primary business operations involve arranging shipments, on behalf of our customers, of materials, products, equipment and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS. Our services include arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. We also provide other value-added logistics services, including materials management and distribution ("MM&D"), customs house brokerage ("CHB"), global trade management ("GTM"), and related technology services to complement our core transportation service offering.

The Company expects to grow its business organically and by completing acquisitions of other companies with complementary geographical and logistics service offerings. The Company’s organic growth strategy will continue to focus on strengthening existing and expanding new customer relationships leveraging the benefit of the Company’s technology platform, while continuing its efforts on the organic build-out of the Company’s network of strategic operating partner locations. In addition, as the Company continues to grow and scale its business, the Company believes that it is creating density in its trade lanes, which enhances our ability to efficiently source and manage transportation capacity.

In addition to its focus on organic growth, the Company plans to continue to search for acquisition candidates that bring critical mass from a geographic and purchasing power standpoint, along with providing complementary service offerings to the current platform. As the Company continues to grow and scale its business, it also remains focused on leveraging its back-office infrastructure and technology systems to drive productivity improvement across the organization.

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

As a non-asset-based carrier, we do not generally own transportation assets. We do, however, own certain trailers and refrigerated trailers that we use in our business. We generate the majority of our transportation revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. We recognize revenue and the corresponding related costs in a manner that depicts the transfer of promised goods or services to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Our performance obligation is satisfied over time and recognized upon the transfer of control of the services over the requisite transit period as customers’ goods move from point of origin to point of destination. We determine the period to recognize revenue and the corresponding related costs based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require us to estimate revenue, in which case the average revenue per shipment, per mode of transportation is used. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. Macroeconomic conditions impacting the supply chain such as carrier capacity, labor availability, and inflationary cost pressures can impact the actual results compared to our estimates. Revenue from CHB services is recognized upon completion of the service.

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

Results of Operations

Fiscal year ended June 30, 2026, compared to fiscal year ended June 30, 2025

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026				Year Ended June 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$806,590	$76,707	$(544)	$882,753	$776,807	$77,961	$(383)	$854,385
Value-added services	16,752	34,851	—	51,603	15,375	32,936	—	48,311
	823,342	111,558	(544)	934,356	792,182	110,897	(383)	902,696
Cost of transportation and other services
Transportation	608,671	60,038	(544)	668,165	582,750	60,630	(383)	642,997
Value-added services	6,152	14,012	—	20,164	6,226	14,054	—	20,280
	614,823	74,050	(544)	688,329	588,976	74,684	(383)	663,277
Adjusted gross profit (1)
Transportation	197,919	16,669	—	214,588	194,057	17,331	—	211,388
Value-added services	10,600	20,839	—	31,439	9,149	18,882	—	28,031
	$208,519	$37,508	$—	$246,027	$203,206	$36,213	$—	$239,419
Adjusted gross profit percentage
Transportation	24.5%	21.7%	N/A	24.3%	25.0%	22.2%	N/A	24.7%
Value-added services	63.3%	59.8%	N/A	60.9%	59.5%	57.3%	N/A	58.0%

(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $882.8 million and $854.4 million for the fiscal years ended June 30, 2026 and 2025, respectively. The increase of $28.4 million, or 3.3%, is primarily attributable to incremental revenues generated from current and prior year acquisitions, partially offset by meaningful project charter revenues in the prior year. Adjusted transportation gross profit was $214.6 million and $211.4 million for the fiscal years ended June 30, 2026 and 2025, respectively. Net transportation margins decreased slightly from 24.7% to 24.3%.

Value-added services revenue was $51.6 million and $48.3 million for the fiscal years ended June 30, 2026 and 2025, respectively. The increase is driven by higher volumes and incremental revenue from expanded warehouse operations primarily in our Canadian segment compared to the prior year. Adjusted value-added services gross profit was $31.4 million and $28.0 million for the fiscal years ended June 30, 2026 and 2025, respectively. Adjusted value-added services gross profit percentage increased from 58.0% to 60.9%.

The following table provides a reconciliation for the fiscal years ended June 30, 2026 and 2025 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Year Ended June 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2026	2025
Revenues	$934,356	$902,696
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(688,329)	(663,277)
Depreciation and amortization	(9,633)	(13,340)
GAAP gross profit	$236,394	$226,079
Depreciation and amortization	9,633	13,340
Adjusted gross profit	$246,027	$239,419

GAAP gross profit percentage	25.3%	25.0%
Adjusted gross profit percentage	26.3%	26.5%

The following table compares consolidated statements of comprehensive income data by reportable operating segments for the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026				Year Ended June 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$208,519	$37,508	$—	$246,027	$203,206	$36,213	$—	$239,419

Operating expenses:
Operating partner commissions	82,446	—	—	82,446	78,493	—	—	78,493
Personnel costs	63,654	18,264	6,589	88,507	58,078	18,293	5,138	81,509
Selling, general and administrative expenses	27,022	8,071	7,223	42,316	26,262	9,724	6,485	42,471
Depreciation and amortization	2,999	4,079	7,255	14,333	3,676	4,058	10,645	18,379
Change in fair value of contingent consideration	—	—	(6,197)	(6,197)	—	—	(2,491)	(2,491)

Total operating expenses	176,121	30,414	14,870	221,405	166,509	32,075	19,777	218,361

Income (loss) from operations	32,398	7,094	(14,870)	24,622	36,697	4,138	(19,777)	21,058
Other income (expense)	270	264	(2,135)	(1,601)	206	10	(71)	145

Income (loss) before income taxes	32,668	7,358	(17,005)	23,021	36,903	4,148	(19,848)	21,203
Income tax expense	—	—	(4,289)	(4,289)	—	—	(3,765)	(3,765)

Net income (loss)	32,668	7,358	(21,294)	18,732	36,903	4,148	(23,613)	17,438
Less: net income attributable to non- controlling interest	54	—	—	54	(147)	—	—	(147)

Net income (loss) attributable to Radiant Logistics, Inc.	$32,722	$7,358	$(21,294)	$18,786	$36,756	$4,148	$(23,613)	$17,291

	Year Ended June 30, 2026				Year Ended June 30, 2025
Operating expenses as a percent of adjusted gross profit (1):	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	39.5%	0.0%	N/A	33.51%	38.6%	0.0%	N/A	32.8%
Personnel costs	30.5%	48.7%	N/A	36.0%	28.6%	50.5%	N/A	34.0%
Selling, general and administrative expenses	13.0%	21.5%	N/A	17.2%	12.9%	26.9%	N/A	17.7%
Depreciation and amortization	1.4%	10.9%	N/A	5.8%	1.8%	11.2%	N/A	7.7%

(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions increased $3.9 million, or 5.0%, to $82.4 million for the fiscal year ended June 30, 2026. The increase in commissions is primarily due to an increase in gross profit generated from our strategic operating partners, partially offset by the conversions of strategic operating partners to Company-owned locations who earned commissions in the prior year. As a percentage of adjusted gross profit, operating partner commissions increased 73 basis points to 33.5% from 32.8% for the fiscal years ended June 30, 2026 and 2025, respectively.

Personnel costs increased $7.0 million, or 8.6%, to $88.5 million for the fiscal year ended June 30, 2026. The increase is primarily due to an increase in headcount from acquisitions in the current and prior year, and the share-based compensation expense in the current period compared to a benefit in the prior year. As a percentage of adjusted gross profit, personnel costs increased 193 basis points to 36.0% from 34.0% for the fiscal years ended June 30, 2026 and 2025, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $0.2 million, or 0.4%, to $42.3 million for the fiscal year ended June 30, 2026. The decrease is primarily due to lower technology spending by consolidating transportation management systems, $1.1 million of lease termination costs in the prior year due to relocating from an existing warehouse facility prior to the conclusion of the lease term to a new and larger facility to expand existing operations, and lower travel and entertainment costs, partially offset by an increase to bad debt expense, the allowance for credit losses, and professional service fees. As a percentage of adjusted gross profit, SG&A decreased 54 basis points to 17.2% from 17.7% for the fiscal years ended June 30, 2026 and 2025, respectively.

Depreciation and amortization costs decreased $4.1 million, or 22.0%, to $14.3 million for the fiscal year ended June 30, 2026. The decrease is primarily attributable to amortization of intangible assets from acquisitions that are now fully amortized, partially offset by amortization of intangibles from acquisitions that have occurred since the prior year. As a percentage of adjusted gross profit, depreciation and amortization decreased 185 basis points to 5.8% from 7.7% for the fiscal years ended June 30, 2026 and 2025.

Change in fair value of contingent consideration was a gain of $6.2 million for the fiscal year ended June 30, 2026, compared to a gain of $2.5 million for the fiscal year ended June 30, 2025. The change in each fiscal year is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Our increase in net income was driven principally by increased adjusted gross profit, a larger gain on the change in fair value of contingent consideration and decreased depreciation and amortization expense, partially offset by increases in personnel costs, operating partner commissions, and interest expense.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the fiscal years ended June 30, 2026 and 2025 of adjusted EBITDA to net income, the most directly comparable GAAP measure:

	Year Ended June 30, 2026				Year Ended June 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$32,722	$7,358	$(21,294)	$18,786	$36,756	$4,148	$(23,613)	$17,291
Income tax expense	—	—	4,289	4,289	—	—	3,765	3,765
Depreciation and amortization (1)	2,999	4,079	7,255	14,333	3,790	4,058	10,645	18,493
Net interest expense	—	—	2,135	2,135	—	—	39	39
Share-based compensation	772	103	785	1,660	(480)	59	(398)	(819)
Change in fair value of contingent consideration	—	—	(6,197)	(6,197)	—	—	(2,491)	(2,491)
Lease termination costs	53	133	—	186	64	1,427	—	1,491
Change in fair value of interest rate swap contracts	—	—	—	—	—	—	1,032	1,032
Other (2)	147	(275)	1,620	1,492	(111)	(53)	119	(45)

Adjusted EBITDA	$36,693	$11,398	$(11,407)	$36,684	$40,019	$9,639	$(10,902)	$38,756
Adjusted EBITDA as a % of adjusted gross profit (3)	17.6%	30.4%	N/A	14.9%	19.7%	26.6%	N/A	16.2%

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

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of June 30, 2026, we have $25.6 million in unrestricted cash and cash equivalents on hand to serve as adequate working capital.

Fiscal year ended June 30, 2026 compared to fiscal year ended June 30, 2025

Net cash provided by operating activities was $17.5 million and $13.3 million for the fiscal years ended June 30, 2026 and 2025, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in fair value of contingent consideration, accounts receivable, prepaid expenses, operating partner commissions payable, and accrued expenses and other liabilities. Cash flow from operating activities for the fiscal year ended June 30, 2026 increased by $4.2 million, compared with fiscal year 2025, primarily due to increased net income, offset by net changes in operating assets and liabilities.

Net cash used for investing activities was $8.9 million and $33.5 million for the fiscal years ended June 30, 2026 and 2025, respectively. Cash paid for acquisitions were $5.2 million and $28.5 million for the fiscal years ended June 30, 2026 and 2025, respectively. Cash paid for purchases of property, technology, and equipment were $4.3 million and $5.1 million for the fiscal years ended June 30, 2026 and 2025, respectively. Proceeds from sale of property, technology, and equipment were $0.5 million and $0.2 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Net cash used for financing activities was $5.7 million and net cash provided by financing activities was $18.2 million for the fiscal years ended June 30, 2026 and 2025, respectively. Net proceeds from the Revolving Credit Facility were $5.0 million and $20.0 million for the fiscal years ended June 30, 2026 and 2025. Repayments of finance lease liabilities were $0.3 million and $0.9 million for the fiscal years ended June 30, 2026 and 2025, respectively. Repurchases of common stock were $3.5 million and $0.8 million for the fiscal years ended June 30, 2026 and 2025, respectively. Payments of contingent consideration were $6.8 million and $0.5 million for the fiscal years ended June 30, 2026 and 2025, respectively. Distributions to noncontrolling interest were less than $0.1 million and $0.2 million for the fiscal years ended June 30, 2026 and 2025, respectively. Proceeds from exercises of stock options were $0.3 million and $1.2 million for the fiscal years ended June 30, 2026 and 2025, respectively. Payments of employee tax withholdings related to restricted stock units and stock options were $0.5 million and $0.6 million for the fiscal years ended June 30, 2026 and 2025, respectively.

Working Capital

We believe that our current working capital, anticipated cash flow from operations, and access to financing through the Revolving Credit Facility are adequate for funding existing operations for the next twelve months.

Acquisitions

We have not made any material acquisitions in the last two fiscal years.

Technology

A primary component of our business strategy is to provide robust and advanced technology offerings to our customers, while providing advanced technology to our operations, strategic operating partners and management. To accomplish this, we have historically continuously developed and enhanced our technology platform to align with current and future business requirements, and we expect to continue to do so in the foreseeable future. We expect to increase our spending during the fiscal year ended June 30, 2027 to continue enhancing our technology platform, which we expect will include elements focused on customer-facing, vendor facing, and user facing tools and systems that will be integrated into our existing platform and support our continued growth.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to an Amended and Restated Credit Agreement as of August 7, 2026 that amended and restated the Credit Agreement dated as of August 5, 2022, as amended. The Revolving Credit Facility may be drawn in U.S. Dollars, with a $50 million sublimit available for borrowings in Canadian Dollars (or other approved alternative currencies), a $25 million letter of credit sublimit, and a $25 million swingline loan sublimit, each of which is part of, and not in addition to, the overall Revolving Credit Facility. The Revolving Credit Facility includes a $100 million accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, Bank of Montreal and PNC Bank, National Association, as Co-syndication agents, BOFA Securities, Inc., Bank of Montreal and PNC Bank, National Association, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Bank of Montreal, PNC Bank, National Association, and KeyBank National Association, as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility matures on August 7, 2031 and is collateralized by a first-priority security interest in substantially all personal property of the Company and its subsidiaries, including, accounts receivable and the capital stock of the Company’s U.S. and Canadian subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.475% to 1.225%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.375% to 2.125%; or c) Term SOFR Daily Floating Rate plus 1.375% to 2.125%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility.

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

As of June 30, 2026, borrowings outstanding on the Revolving Credit Facility were $25.0 million. The Company was in compliance with its covenants.

For additional information regarding our indebtedness, see Note 8 to our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2026, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Guidance

The recent accounting guidance is discussed in Note 2 to the consolidated financial statements contained in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada and Mexico. If foreign exchange rates were 1.0% higher or lower, our net income for the fiscal year ended June 30, 2026 would have changed by approximately $0.4 million. A fluctuation in foreign exchange rates could have a modest impact on the contingent consideration payments that could be due under our acquisition of Weport.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Radiant Logistics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Radiant Logistics, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of comprehensive income, changes in equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, effective September 1, 2025, the Company acquired 80% of the outstanding stock of Weport S.A. de C.V. (“Weport”). For the purposes of assessing internal control over financial reporting, management excluded Weport, whose financial statements constitute 2.2% of the Company’s consolidated total assets (excluding goodwill and intangible assets, which were integrated into the Company’s assessment of internal control over financial reporting) and 3.1% of consolidated revenues as of and for the year ended June 30, 2026. Accordingly, our audit did not include the internal control over financial reporting of Weport.

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

Period End Revenue Recognition

As of June 30, 2026, the Company’s contract assets were $11.6 million. As described in Note 2 to the consolidated financial statements, contract assets represent estimated amounts for which the Company has the right to consideration for transportation services related to the completed portion of in-transit shipments at period end, but for which it has not yet completed the performance obligations.

The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s destination. The Company recognizes revenue for the performance obligation that is satisfied over time upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. Recognizing revenue at period end for customer shipments and their related costs requires management to make significant judgments that affect the amounts and timing of revenue recognized, including the estimation of transit period by mode, average revenue per shipment per mode of transportation, and percentage of completion of shipments in transit. Macroeconomic conditions impacting the supply chain can impact the actual results compared to the Company’s estimates.

We identified the auditing of contract assets related to period end revenue recognition as a critical audit matter. Auditing the estimate of the amount of revenue recognized at period end for partially completed shipments involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall audit opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to period end revenue recognition. Our audit procedures included the following, among others:

•
Evaluating the Company’s process used in developing the estimate for the amount of revenue recognized at the period end by:
o
Evaluating the methodology used by management.
o
Testing the accuracy and completeness of data utilized by management.
o
Evaluating the reasonableness of assumptions used for transit period by mode and average revenue per shipment, per mode of transportation.

o
Testing the mathematical accuracy of management’s calculations.

/s/ Baker Tilly US, LLP

Seattle, Washington

September 14, 2026

We have served as the Company’s auditor since 2021.

RADIANT LOGISTICS, INC.

Consolidated Balance Sheets

	June 30,
(In thousands, except share and per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$25,585	$22,942
Accounts receivable, net of allowance of $3,182 and $2,128, respectively	162,792	134,911
Contract assets	11,616	6,904
Income tax receivable	983	2,194
Prepaid expenses and other current assets	7,072	12,299
Total current assets	208,048	179,250

Property, technology, and equipment, net	19,954	23,489

Goodwill	122,372	117,637
Intangible assets, net	43,811	49,123
Operating lease right-of-use assets	48,327	55,066
Deposits and other assets	1,883	2,209
Total other long-term assets	216,393	224,035
Total assets	$444,395	$426,774

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,084	$74,411
Operating partner commissions payable	11,035	10,541
Accrued expenses	11,789	10,637
Current portion of operating lease liabilities	13,199	12,741
Current portion of finance lease liabilities	245	282
Current portion of contingent consideration	5,200	6,050
Other current liabilities	690	483
Total current liabilities	130,242	115,145

Notes payable	25,000	20,000
Operating lease liabilities, net of current portion	41,115	49,245
Finance lease liabilities, net of current portion	724	969
Contingent consideration, net of current portion	2,500	13,300
Deferred tax liabilities	1,069	1,782
Other long-term liabilities	352	248
Total long-term liabilities	70,760	85,544
Total liabilities	201,002	200,689

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	1,604	—

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,660,343 and 52,324,201 shares issued, and 46,894,270 and 47,143,178 shares outstanding, respectively	34	34
Additional paid-in capital	112,100	110,588
Treasury stock, at cost, 5,766,073 and 5,181,023 shares, respectively	(35,457)	(31,964)
Retained earnings	169,355	150,569
Accumulated other comprehensive loss	(4,508)	(3,211)
Total Radiant Logistics, Inc. stockholders’ equity	241,524	226,016
Noncontrolling interest	265	69
Total equity	241,789	226,085
Total liabilities and equity	$444,395	$426,774

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands, except share and per share data)	2026	2025
Revenues	$934,356	$902,696

Operating expenses:
Cost of transportation and other services	688,329	663,277
Operating partner commissions	82,446	78,493
Personnel costs	88,507	81,509
Selling, general and administrative expenses	42,316	42,471
Depreciation and amortization	14,333	18,379
Change in fair value of contingent consideration	(6,197)	(2,491)
Total operating expenses	909,734	881,638

Income from operations	24,622	21,058

Other income (expense):
Interest income	184	1,303
Interest expense	(2,319)	(1,342)
Foreign currency transaction gain	102	164
Change in fair value of interest rate swap contracts	—	(1,032)
Other	432	1,052
Total other income (expense)	(1,601)	145

Income before income taxes	23,021	21,203

Income tax expense	(4,289)	(3,765)

Net income	18,732	17,438
Net loss (income) attributable to noncontrolling interest	54	(147)

Net income attributable to Radiant Logistics, Inc.	$18,786	$17,291

Other Comprehensive income attributable to Radiant Logistics, Inc.:
Foreign currency translation gain (loss)	(1,199)	335
Comprehensive income attributable to noncontrolling interest	(44)	(147)

Comprehensive income attributable to Radiant Logistics, Inc.	$17,489	$17,626

Income per share:
Basic	$0.40	$0.37
Diluted	$0.39	$0.35

Weighted average common shares outstanding:
Basic	46,943,071	46,969,294
Diluted	48,621,797	48,730,674

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Changes in Equity

	TOTAL EQUITY
	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total	Redeemable Non- Controlling
(In thousands, except share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity	Interest
Balance as of June 30, 2024	46,808,943	$33	$110,763	$(31,166)	$133,278	$(3,546)	$209,362	$147	$209,509	—
Repurchase of common stock	(145,717)	—	—	(798)	—	—	(798)	—	(798)	—
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	161,469	1	(431)	—	—	—	(430)	—	(430)	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	318,483	—	1,075	—	—	—	1,075	—	1,075	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	(225)	(225)	—
Share-based compensation	—	—	(819)	—	—	—	(819)	—	(819)	—
Net income	—	—	—	—	17,291	—	17,291	147	17,438	—
Other comprehensive income	—	—	—	—	—	335	335	—	335	—

Balance as of June 30, 2025	47,143,178	$34	$110,588	$(31,964)	$150,569	$(3,211)	$226,016	$69	$226,085	—

Repurchase of common stock	(585,050)	—	—	(3,493)	—	—	(3,493)	—	(3,493)	—
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	188,538		(480)	—	—	—	(480)	—	(480)	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	147,604	—	332	—	—	—	332	—	332	—
Acquisition of Weport	—	—	—	—	—	—	—	—	—	1,774
Distribution to non-controlling interest	—	—	—	—	—	—	—	(18)	(18)	—
Share-based compensation	—	—	1,660	—	—	—	1,660	—	1,660	—
Net income (loss)	—	—	—	—	18,786	—	18,786	214	19,000	(268)
Other comprehensive income (loss)	—	—	—	—	—	(1,297)	(1,297)	—	(1,297)	98
Balance as of June 30, 2026	46,894,270	34	$112,100	$(35,457)	$169,355	$(4,508)	$241,524	$265	$241,789	$1,604

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net income	$18,732	$17,438
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	1,660	(819)
Amortization of intangible assets	7,247	10,618
Depreciation and amortization of property, technology, and equipment	7,086	7,761
Deferred income taxes	(1,038)	(569)
Amortization of debt issuance costs	400	400
Change in fair value of contingent consideration	(6,197)	(2,491)
Change in fair value of interest rate swap contracts	—	1,032
Other	958	1,654
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(24,290)	(8,383)
Contract assets	(4,822)	712
Income tax receivable	1,294	359
Prepaid expenses, deposits, and other assets	5,918	(1,401)
Operating lease right-of-use assets	12,754	11,328
Accounts payable	10,442	(5,008)
Operating partner commissions payable	494	(2,751)
Accrued expenses and other liabilities	363	(4,361)
Operating lease liabilities	(13,510)	(12,253)
Net cash provided by operating activities	17,491	13,266

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(5,195)	(28,534)
Purchases of property, technology, and equipment	(4,291)	(5,122)
Proceeds from sale of property, technology, and equipment	545	163
Net cash used for investing activities	(8,941)	(33,493)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,000	45,200
Repayments of revolving credit facility	(5,000)	(25,200)
Repayments of finance lease liabilities	(282)	(917)
Repurchases of common stock	(3,493)	(798)
Payments of contingent consideration	(6,753)	(474)
Distributions to noncontrolling interest	(18)	(225)
Proceeds from exercise of stock options	332	1,209
Payments of employee tax withholdings related to restricted stock units and stock options	(480)	(565)
Net cash provided by (used for) financing activities	(5,694)	18,230

Effect of exchange rate changes on cash and cash equivalents	(213)	65

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,643	(1,932)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,942	24,874

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,585	$22,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes, net of refunds	$3,957	$5,783
Interest paid	$1,974	$946

The accompanying notes are an integral part of these consolidated financial statements.

RADIANT LOGISTICS, INC.

Notes to the Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Radiant Logistics, Inc., and its consolidated subsidiaries (the “Company”), operates as a leading third-party logistics company, providing technology-enabled global transportation and value-added logistics services primarily in the United States, Canada and Mexico. The Company services a large, broad and diversified account base across a range of industries and geographies, which is supported by an extensive network of operating locations across North America, as well as an integrated international service partner network located in other key markets around the world. The Company provides these services through a multi-brand network, which includes over 100 operating locations. Included in these operating locations are independent agents, who are also referred to as “strategic operating partners,” that operate exclusively on the Company's behalf, and approximately 30 Company-owned locations. As the operator of a third-party logistics business, the Company has access to a broad network of asset-based transportation companies, including motor carriers, railroads, airlines and ocean lines.

Through its operating locations across North America, the Company offers domestic and international air and ocean freight forwarding and freight brokerage services, including truckload, less-than-truckload (“LTL”), and intermodal, which is the movement of freight in trailers or containers by combination of truck and rail. The Company’s primary transportation services involve arranging shipments, on behalf of its customers, of materials, products, equipment, and other goods that are generally larger than shipments handled by integrated carriers of primarily small parcels, such as FedEx, DHL and UPS, including arranging and monitoring all aspects of material flow activity utilizing advanced information technology systems. The Company also provides other value-added logistics services including materials management and distribution (“MM&D”), customs house brokerage (“CHB”), global trade management (“GTM”), and related technology services to complement its core transportation service offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of Radiant Logistics, Inc., and its consolidated subsidiaries, including a variable interest entity, Radiant Logistics Partners, LLC (“RLP”). RLP is 60% owned by Radiant Capital Partners, LLC (“RCP,” see Note 11), an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company consolidates RLP as it has been determined that the Company is the primary beneficiary of the entity. All significant intercompany balances and transactions have been eliminated.

Noncontrolling interest in the consolidated financial statements represents the proportionate share of equity and earnings in subsidiaries not wholly-owned by the Company. Net income (loss) of these subsidiaries, including the variable interest entity, is allocated between the Company and the noncontrolling interest holders based on their percentage ownership interests.

b) Use of Estimates

The consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

c) Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts that may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

d) Accounts Receivable

Accounts receivable, which include billed and unbilled amounts, are stated net of the allowance for expected credit losses and represent the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool with similar risk characteristics. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $27,575 and $21,478 as of June 30, 2026 and 2025, respectively.

Through a contractual arrangement, the Company records trade accounts receivable from revenue generated from independently owned strategic operating partners operating under various Company brands. Under the terms of these contracts, each strategic operating partner is responsible for some or all of the collection of its customer accounts receivable. To facilitate this arrangement, certain strategic operating partners are required to maintain a deposit with the Company for these receivables. The Company charges the respective strategic operating partner’s deposit account for any accounts receivable aged beyond 90 days along with any other amounts owed to the Company by strategic operating partners. If a deficit balance occurs in the strategic operating partners’ deposit account, these amounts are included as accounts receivable in the Company’s consolidated financial statements. For those strategic operating partners not required to maintain a deposit, the Company may withhold all or a portion of future commissions payable to the strategic operating partner to satisfy any deficit balance. The Company expects to replenish any deficit balance through the future business operations of these strategic operating partners, or as these amounts are ultimately collected from these customers. However, to the extent that any of these strategic operating partners were to cease operations or otherwise be unable to replenish these deficit amounts, the Company would be at risk of loss for any such amounts. Due to the nature and specific risk characteristics of these accounts, the Company evaluates these accounts separately in determining an allowance for expected credit losses.

The activity in the allowance for expected credit losses is as follows:

	Year Ended June 30,
(In thousands)	2026	2025
Beginning balance	$2,128	$2,103
Provision for expected credit losses	1,055	825
Write-offs, less recoveries and other adjustments	(1)	(800)

Ending balance	$3,182	$2,128

e) Property, Technology, and Equipment

Property, technology, and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is recorded in other income (expense). Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized.

f) Goodwill

Goodwill represents the excess acquisition cost of an acquired entity over the estimated fair values assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is reviewed for impairment as of April 1 of each year or more frequently if facts or circumstances indicate that its carrying amount may not be recoverable.

The Company has determined that there are two reporting units for the purpose of the goodwill impairment test. An entity first has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or to bypass the qualitative assessment and perform a quantitative assessment. The qualitative assessment evaluates various factors, such as macroeconomic conditions, industry and market conditions, cost factors, recent events, and financial trends that may impact the fair value of the reporting unit. If it is determined that the estimated fair value of the reporting unit is more-likely-than-not less than its carrying amount, including goodwill, a quantitative assessment is required. Otherwise, no further analysis is required. As of April 1, 2026, the Company elected to bypass the qualitative assessment and perform a quantitative assessment.

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

As of June 30, 2026 and 2025, management believes no impairment exists.

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

Definite-lived intangible assets consist of customer-related intangible assets, trade names and trademarks, licenses, and developed technology arising from the Company’s acquisitions. Customer-related intangible assets and trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, licenses are amortized using the straight-line method over ten years, developed technology is amortized using the straight-line method over five years, and non-compete agreements are amortized using the straight-line method over periods of up to five years.

h) Redeemable Noncontrolling Interest

The Company accounts for redeemable noncontrolling interest at the greater of the redemption value or the carrying value of the noncontrolling interest. The Company has a redeemable noncontrolling interest in Weport, S.A. de C.V. (“Weport”). The redeemable noncontrolling interest was initially measured at its fair value at acquisition (see Note 17) and adjusted for net income or loss, changes in other comprehensive income, and then remeasured to the greater of the redemption value or the carrying value of the noncontrolling interest. The offset of any redemption value adjustment is recorded to additional paid-in capital. There was no remeasurement adjustment as of June 30, 2026.

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

In general, each shipment transaction or service order constitutes a separate contract with the customer. A performance obligation is created once a customer agreement with an agreed upon transaction price exists. The transaction price is typically fixed and not contingent upon the occurrence or non-occurrence of any other event. The transaction price is generally due 30 to 45 days from the date of invoice. The Company’s transportation transactions provide for the arrangement of the movement of freight to a customer’s agreed upon destination. The transportation services, including certain ancillary services, such as loading/unloading, freight insurance and customs clearance, that are provided to the customer represent a single performance obligation as the ancillary services are not distinct in the context of the contract and therefore combined with the performance obligation for transportation services. This performance obligation is satisfied over time and recognized in revenue upon the transfer of control of the services over the requisite transit period as the customer’s goods move from point of origin to point of destination. The Company determines the period to recognize revenue based upon the actual departure date and delivery date, if available, or estimated delivery date if delivery has not occurred as of the reporting date. Certain shipments may require the Company to estimate revenue, in which case the average revenue per shipment, per mode of transportation is used. Determination of the estimated revenue, transit period and the percentage of completion of the shipment as of the reporting date requires management to make judgments that affect the timing and amount of revenue recognition. The Company has determined that revenue recognition over the transit period provides a reasonable estimate of the transfer of services to its customers as it depicts the pattern of the Company’s performance under the contracts with its customers. The timing of revenue recognition, billings, cash collections, and allowance for expected credit losses results in billed and unbilled receivables. The Company has the unconditional right to bill when shipments are delivered to their destination. The Company has elected to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of the end of the period as the Company’s contract with its transportation customers have an expected duration of one year or less. The corresponding direct costs of revenue, which primarily includes purchased transportation costs and commissions, have been expensed ratably as the goods are transferred to the customer.

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

The Company uses independent contractors and third-party carriers in the performance of its transportation services. The Company evaluates who controls the transportation services to determine whether its performance obligation is to transfer services to the customer or to arrange for services to be provided by another party. The Company determined it acts as the principal for its transportation services performance obligation since it is in control of establishing pricing for the specified services, managing all aspects of the shipments process, and assuming the risk of loss for delivery and collection. Such transportation services revenue is presented on a gross basis in the consolidated statements of comprehensive income.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $2,203 and $2,063 for the fiscal years ended June 30, 2026 and 2025, respectively.

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

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock units and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions (“PSUs”) and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. Expense for PSUs is recognized over the requisite service period based on the most probable outcome of performance conditions. The probable outcome of performance conditions of each PSU grant is adjusted as of each reporting date. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation is recorded in personnel costs in the consolidated statements of comprehensive income.

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

p) Leases

The Company determines whether an arrangement is or contains a lease at the inception of the contract. Assets and obligations related to operating leases are included in operating lease right-of-use (“ROU”) assets; current portion of operating lease liabilities; and operating lease liabilities, net of current portion in the consolidated balance sheets. Assets and obligations related to finance leases are included in property, technology, and equipment, net; current portion of finance lease liabilities; and finance lease liabilities, net of current portion in the consolidated balance sheets.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the fiscal years ended June 30, 2026 and 2025 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the fiscal years ended June 30, 2026 and 2025 are insignificant.

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

For derivative instruments designated as cash flow hedges, gains and losses are initially reported as a component of other comprehensive income and subsequently recognized in earnings with the corresponding hedged item. Gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in earnings. As of June 30, 2026 and 2025, the Company did not have any derivatives designated as hedges.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair value of interest rate swap contracts are recognized in the consolidated statements of comprehensive income.

r) Treasury Stock

The Company accounts for repurchases of its common stock using the cost method. Repurchased shares are recorded as treasury stock at the purchase price, including any transaction costs, and are presented as a reduction of stockholders’ equity at cost. As of June 30, 2026, there have been no reissuances of treasury stock.

s) Revision of Prior Period Financial Statements

During the fourth fiscal quarter ending June 30, 2026, the Company recorded an out of period adjustment to reduce both revenue and cost of transportation and other services by $13,621,553 in order to correct an error which overstated both revenue and cost of transportation and other services recorded in the nine month period ending March 31, 2026. The error was not material to any previously issued financial statements. The out of period adjustment had no impact on net income, total assets, total liabilities, stockholders' equity, or cash flows for any period presented.

t) Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of information in a reporting entity’s effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. The Company prospectively adopted ASU 2023-09 for the fiscal year ended June 30, 2026 and provided the required disclosures in Note 13.

u) Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires greater disaggregation of information about a reporting entity’s specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the statement of comprehensive income. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted and the adoption may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3 – REVENUE

For the fiscal years ended June 30, 2026 and 2025, there was no customer whose revenue represented 10% or more of consolidated revenues. A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Year Ended June 30, 2026
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$806,590	$76,707	$(544)	$882,753
Value-added services (1)	16,752	34,851	—	51,603
Total	$823,342	$111,558	$(544)	$934,356

Timing of revenue recognition:
Services transferred over time	$817,148	$111,170	$(544)	$927,774
Services transferred at a point in time	6,194	388	—	6,582
Total	$823,342	$111,558	$(544)	$934,356

	Year Ended June 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$776,807	$77,961	$(383)	$854,385
Value-added services (1)	15,375	32,936	—	48,311
Total	$792,182	$110,897	$(383)	$902,696

Timing of revenue recognition:
Services transferred over time	$787,003	$110,690	$(383)	$897,310
Services transferred at a point in time	5,179	207	—	5,386
Total	$792,182	$110,897	$(383)	$902,696

(1)
Value-added services include MM&D, CHB, GTM and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Year Ended June 30,
(In thousands, except share data)	2026	2025
Numerator:
Net income attributable to Radiant Logistics, Inc.	$18,786	$17,291

Denominator:
Weighted average common shares outstanding, basic	46,943,071	46,969,294
Dilutive effect of share-based awards	1,678,726	1,761,380

Weighted average common shares outstanding, diluted	48,621,797	48,730,674

Potentially dilutive common shares excluded	75,000	102,500

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

As of June 30, 2026, the Company has lease commitments that have been executed but not yet commenced with undiscounted future lease payments totaling $2,262 and are excluded from the tables below.

The components of lease expense, including the lease terminations costs, are as follows:

	Year Ended June 30,
(In thousands)	2026	2025
Operating lease cost	$16,327	$16,186

Finance leases:
Amortization of leased assets	299	605
Interest on lease liabilities	67	86

Total finance lease cost	$366	$691

Supplemental cash flow information related to leases are as follows:

	Year Ended June 30,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$13,523	$12,333
Operating cash flows paid for interest portion of finance leases	67	86
Financing cash flows paid for principal portion of finance leases	282	917

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$7,521	$17,290
Finance leases	—	848

Supplemental balance sheet information related to leases are as follows:

	June 30,	June 30,
(In thousands)	2026	2025
Operating leases:
Operating lease right-of-use assets	$48,327	$55,066

Current portion of operating lease liabilities	13,199	12,741
Operating lease liabilities, net of current portion	41,115	49,245

Total operating lease liabilities	$54,314	$61,986

Finance leases:
Property, technology, and equipment, net	$913	$1,212

Current portion of finance lease liabilities	245	282
Finance lease liabilities, net of current portion	724	969

Total finance lease liabilities	$969	$1,251

Weighted average remaining lease term:
Operating leases	5.6 years	6.1 years
Finance leases	3.9 years	4.6 years

Weighted average discount rate:
Operating leases	5.93%	5.82%
Finance leases	6.12%	6.12%

As of June 30, 2026, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2027	$15,995	$296
2028	11,531	282
2029	8,383	271
2030	7,524	184
2031	6,619	35
Thereafter	14,465	20

Total lease payments	64,517	1,088

Less imputed interest	(10,203)	(119)

Total lease liabilities	$54,314	$969

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		June 30,	June 30,
(In thousands)	Useful Life	2026	2025
Computer software	3 − 5 years	$30,188	$29,103
Office and warehouse equipment	3 − 15 years	19,365	18,980
Leasehold improvements	(1)	11,623	11,976
Trailers and related equipment	3 − 15 years	2,944	3,996
Computer equipment	3 − 5 years	5,386	5,616
Furniture and fixtures	3 − 15 years	2,249	2,027

Property, technology, and equipment		71,755	71,698
Less: accumulated depreciation and amortization		(51,801)	(48,209)

Property, technology, and equipment, net		$19,954	$23,489
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $7,086 and $7,761 for the fiscal years ended June 30, 2026 and 2025, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by segment, is as follows:

(In thousands)	United States	Canada	Total
Balance as of June 30, 2025	$97,794	$19,843	$117,637
Acquisitions	5,221	—	5,221
Foreign currency translation	338	(824)	(486)

Balance as of June 30, 2026	$103,353	$19,019	$122,372

Intangible Assets

Intangible assets consist of the following:

	June 30, 2026
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$151,229	$(109,569)	$41,660
Trade names and trademarks	4.7 years	15,196	(13,441)	1,755
Developed technology	0.4 years	4,091	(3,750)	341
Licenses	0.7 years	733	(678)	55

		$171,249	$(127,438)	$43,811

	June 30, 2025
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	9.2 years	$150,339	$(104,648)	$45,691
Trade names and trademarks	5.6 years	15,409	(13,269)	2,140
Developed technology	1.4 years	4,091	(2,932)	1,159
Licenses	1.7 years	764	(631)	133

		$170,603	$(121,480)	$49,123

Amortization expense was $7,247 and $10,618 for the fiscal years ended June 30, 2026 and 2025, respectively.

Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2027	$6,537
2028	5,785
2029	5,201
2030	5,004
2031	4,784

NOTE 8 – NOTES PAYABLE

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to an Amended and Restated Credit Agreement as of August 7, 2026 that amended the Credit Agreement dated as of August 5, 2022, as amended. The Revolving Credit Facility may be loaned in U.S. Dollars, with a $50,000 sublimit available for borrowings in Canadian Dollars (or other approved alternative currencies), and a $25,000 letter of credit sublimit. The Revolving Credit Facility includes a $100,000 accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, Bank of Montreal and PNC Bank, National Association, as Co-syndication agents, BOFA Securities, Inc., Bank of Montreal and PNC Bank, National Association, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Bank of Montreal, PNC Bank, National Association, and KeyBank National Association, as lenders (such named lenders are collectively referred to herein as “Lenders”).

The Revolving Credit Facility matures on August 7, 2031 and is collateralized by a first-priority security interest in substantially all personal property of the Company and its subsidiaries, including, accounts receivable and the capital stock of the Company’s U.S. and Canadian subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.475% to 1.225%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.375% to 2.125%; or c) Term SOFR Daily Floating Rate plus 1.375% to 2.125%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of June 30, 2026, the one-month SOFR rate was 3.65%.

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

There were $25.0 million and $20.0 million of borrowings outstanding on the Revolving Credit Facility as of June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company was in compliance with its covenants.

NOTE 9 – DERIVATIVES

In 2020, the Company entered into interest rate swap contracts with Bank of America to trade variable interest cash inflows at one-month LIBOR for a total notional amount of $30,000 for fixed interest cash outflows. Both interest rate swap contracts matured and terminated on March 13, 2025 and there is no notional amount or fair value as of June 30, 2026 or 2025.

The interest rate swap contracts were not designated as hedges, and gains and losses from changes in fair value were recognized in the consolidated statements of comprehensive income.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value at $0.001 per share and 100,000,000 shares of common stock, $0.001 per share. No shares of preferred stock are issued or outstanding as of June 30, 2026 or 2025.

Stock Repurchase Program

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. On November 13, 2025, the Company’s board of directors extended the program and authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2027. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The Company is not obligated to repurchase any specific number of shares and the program could be suspended or terminated at any time without prior notice. The Company purchased 585,050 shares of its common stock at an average cost of $5.97 per share for an aggregate cost of $3,493 during the fiscal year ended June 30, 2026. During the fiscal year ended June 30, 2025, the Company purchased 145,717 shares of its common stock at an average cost of $5.48 per share for an aggregate cost of $798.

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

RLP recorded $357 and $245 in net income for the fiscal years ended June 30, 2026 and 2025, respectively. RCP’s distributable share was $214 and $147 for the fiscal years ended June 30, 2026 and 2025, respectively. The noncontrolling interest recorded as a reduction of net income available to common stockholders in the consolidated statements of comprehensive income represents RCP’s distributive share.

The following table summarizes the balance sheets of RLP:

	June 30,
(In thousands)	2026	2025
ASSETS
Accounts receivable − Radiant Global Logistics, Inc.	$442	$115

	$442	$115

LIABILITIES AND PARTNERS’ CAPITAL
Partners’ capital	$442	$115

	$442	$115

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
•
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option pricing and excess earnings models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2026
(In thousands)	Level 3	Total
Contingent consideration	$(7,700)	$(7,700)

	Fair Value Measurements as of June 30, 2025
(In thousands)	Level 3	Total
Contingent consideration	$(19,350)	$(19,350)

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2025	$(19,350)
Increase related to acquisitions	(1,300)
Contingent consideration paid	6,753
Change in fair value	6,197

Balance as of June 30, 2026	$(7,700)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $35,207, through earn-out periods measured through August 2029.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the fiscal years ended June 30, 2026 and 2025, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 13 – INCOME TAXES

The components of income tax expense are as follows:

	Year ended June 30,
(In thousands)	2026	2025
Current:
Federal	$1,804	$1,930
State	586	944
Foreign	2,937	1,460
Total current	5,327	4,334

Deferred:
Federal	532	(244)
State	(102)	(165)
Foreign	(1,468)	(160)
Total deferred	(1,038)	(569)

Income tax expense	$4,289	$3,765

On July 1, 2025, The Company prospectively adopted ASU 2023-09. Following the new ASU required disclosures for the year ended June 30, 2026, the reconciling items between the income tax expense computed by applying the U.S. statutory rate of 21% and reported income tax expense are as follows:

	Year ended June 30, 2026
(In thousands)	Amount	Percent
Income tax expense at U.S. statutory rate (21%)	$4,846	21.1%
Domestic state and local income taxes, net of federal effect (1)	383	1.7%
Foreign tax effects
Canada	384	1.7%
Other foreign jurisdictions, net	(259)	(1.1%)
Effect of cross-border tax laws
GILTI inclusions and FDII deductions, net	(252)	(1.1%)
Nontaxable or nondeductible items
Contingent consideration	(665)	(2.9%)
Other, net	(148)	(0.6%)

Effective tax rate	$4,289	18.6%
(1)
State taxes in California and New York made up the majority (greater than 50 percent) of the tax effect in this category.

Income taxes paid, net of refunds, for the fiscal year ended June 30, 2025 totaled $5,783.

Income taxes paid, net of refunds, exceeded 5 percent of total income taxes paid, net of refunds, in the following jurisdictions:

(In thousands)	Year ended June 30, 2026
Income taxes paid, net of refunds:
Federal	$2,660
State and local	393
Foreign:
Canada	374
Mexico	530

Total	$3,957

Prior to the adoption of ASU 2023-09, the following table reconciles income taxes based on the U.S. statutory rate to the Company’s income tax expense:

(In thousands)	Year ended June 30, 2025
Income tax expense at U.S. statutory rate (21%)	$4,453
State income taxes, net of federal benefit	616
Foreign tax rate differential	143
Permanent differences	474
Share-based compensation	(358)
GILTI & FDII	(222)
Minority interest from partnership	(31)
Loss on subsidiary	(1,100)
Return to provision true-ups	(12)
Other, net	(198)

Income tax expense	$3,765

The Company’s effective tax rate for the year ended June 30, 2025 is lower than the U.S. statutory rate primarily due to tax benefits resulting from a loss on subsidiary and share-based compensation.

Significant components of deferred tax assets and liabilities are as follows:

	June 30,
(In thousands)	2026	2025
Deferred tax assets (liabilities):
Allowance for credit losses	$735	$449
Accruals	1,459	1,283
Share-based compensation	800	905
Operating lease liabilities	13,918	15,904
Operating lease ROU asset	(12,413)	(14,158)
Property, technology, and equipment basis differences	(641)	(1,581)
Goodwill deductible for tax purposes	(6,500)	(7,106)
Intangible assets	1,256	3,427
Other, net	317	(905)

Net deferred tax liabilities	$(1,069)	$(1,782)

The Company and its wholly-owned U.S. subsidiaries file a consolidated Federal income tax return. The Company also files unitary or separate returns in various state, local and non-U.S. jurisdictions based on state, local and non-U.S. filing requirements. Tax years that remain subject to examination by the Internal Revenue Service are the fiscal years ended June 30, 2023 through June 30, 2026. Tax years that remain subject to examination by state authorities are the fiscal years ended June 30, 2022 through June 30, 2026. Tax years that remain subject to examination by non-U.S. authorities include the periods ended June 30, 2022 through June 30, 2026. Acquired entities may have tax years that differ from the Company and are still open under the relevant statute of limitations and therefore are subject to potential adjustment. The Company does not have any material uncertain tax positions.

NOTE 14 – SHARE-BASED COMPENSATION

The Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (the “2021 plan”) permits the Company’s Audit and Executive Oversight Committee to grant share-based awards to eligible employees, non-employee directors, and consultants of the Company. The 2021 plan became effective immediately upon approval by the Company’s stockholders and will expire on November 16, 2031, unless terminated earlier by the Board. The 2021 plan replaced the 2012 Radiant Logistics, Inc. Stock Option and Performance Award Plan (the “2012 plan”). The remaining shares available for grant under the 2012 plan will roll over into the 2021 plan, and no new awards will be granted under the 2012 plan. The terms of the 2012 plan, as applicable, will continue to govern awards outstanding under the 2012 plan, until exercised, expired, paid or otherwise terminated or canceled. Other than the 2021 plan, there are no other equity compensation plans under which equity awards can be granted. As of June 30, 2026, there are 1,936,984 shares available for grant under the 2021 Plan.

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $1,594 and share-based compensation benefit of $890 for the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had approximately $3,058 of total unrecognized share-based compensation cost for restricted stock units expected to be recognized over a weighted average period of approximately 1.96 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2025	1,468,057	$6.60
Vested	(258,408)	6.79
Granted	708,981	6.21
Forfeited/Cancelled	(298,908)	6.46

Unvested balance as of June 30, 2026	1,619,722	$6.42

The table above includes 1,018,666 and 892,578 PSUs with performance-based conditions as of June 30, 2026 and 2025, respectively. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $66 and $71 for the fiscal years ended June 30, 2026 and 2025, respectively. The aggregate intrinsic value of options exercised was $727 and $1,165 for the fiscal years ended June 30, 2026 and 2025, respectively.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2025	285,000	$4.89	2.54	$476
Exercised	(185,000)	3.51	—	727

Outstanding as of June 30, 2026	100,000	$7.45	4.93	$201

Exercisable as of June 30, 2026	100,000	$7.45	4.93	$201

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company and its subsidiaries may be subject to legal actions and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened legal proceedings that are considered other than routine legal proceedings. The Company believes that the ultimate disposition or resolution of its routine legal proceedings, in the aggregate, will not be material to its financial position, results of operations and liquidity.

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2027	$5,200
2028	1,700
2029	500
2030	300

Total	$7,700

NOTE 16 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

The CEO, who is the Chief Operating Decision Maker (“CODM”), uses adjusted EBITDA to assess performance and allocate resources to each segment, primarily through performance reviews of the operating segment results and periodic reviews of the segment’s budget versus actual comparisons. The segment profit measure excludes the effects of interest, income taxes, depreciation and amortization, and further adjust for such items as share-based compensation, costs unrelated to our core operations, and other non-cash charges. The accounting policies of the reportable segments are the same as those described in Note 2. The Company does not report total assets by segment as its CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The following tables summarize key financial information by segment:

	Year Ended June 30, 2026
(In thousands)	United States	Canada	Total
Revenue	$823,342	$111,558	$934,900
Elimination from intersegment revenue			(544)
Total consolidated revenue			$934,356

Less segment expenses:
Cost of transportation and other services	(614,823)	(74,050)
Operating partner commissions	(82,446)	—
Personnel costs	(63,654)	(18,264)
Other segment expenses	(25,726)	(7,846)

Segment adjusted EBITDA	$36,693	$11,398	$48,091

	Year Ended June 30, 2025
(In thousands)	United States	Canada	Total
Revenue	$792,182	$110,897	$903,079
Elimination from intersegment revenue			(383)
Total consolidated revenue			$902,696

Less segment expenses:
Cost of transportation and other services	(588,976)	(74,684)
Operating partner commissions	(78,493)	—
Personnel costs	(58,078)	(18,293)
Other segment expenses	(26,616)	(8,281)

Segment adjusted EBITDA	$40,019	$9,639	$49,658

The following table presents a reconciliation of Segment adjusted EBITDA to income before income taxes:

	Year Ended June 30,
(In thousands)	2026	2025
Segment adjusted EBITDA	$48,091	$49,658
Depreciation and amortization	(14,333)	(18,493)
Share-based compensation	(1,660)	819
Change in fair value of contingent consideration	6,197	2,491
Change in fair value of interest rate swap contracts	—	(1,032)
Interest income (expense), net	(2,135)	(39)
Other	(112)	311
Unallocated corporate costs	(13,027)	(12,512)

Income before income taxes	$23,021	$21,203

The following table presents depreciation and amortization expense by segment:

	Year Ended June 30,
(In thousands)	2026	2025
United States	$2,999	$3,790
Canada	4,079	4,058
Corporate/Eliminations	7,255	10,645

Total	$14,333	$18,493

Long-lived tangible assets outside of the United States, including right-of-use assets, are primarily located in Canada and were $51,388 and $61,303 as of June 30, 2026 and 2025, respectively.

NOTE 17 − BUSINESS COMBINATIONS

Fiscal Year 2026 Acquisitions

Effective September 1, 2025, the Company acquired an 80% stock ownership interest in Weport, a Mexico City-based, privately held company. Weport provides national coverage for goods moving to and from Mexico with international air and ocean forwarding services, multi-modal domestic services, along with customs brokerage, warehousing, and other value-added services. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations, along with the right to purchase the remaining 20% in the future at the option of the Company or remaining shareholders.

The preliminary fair value estimates for the assets acquired and liabilities assumed are based upon preliminary calculations and valuations. The estimates and assumptions are subject to change as additional information is obtained for the estimates during the measurement period (up to one year from the acquisition date). The primary estimate not yet finalized relates to working capital. Intangible assets acquired consist of customer-related intangible assets and have an estimated useful life of 10 years. Weport is included in the United States segment.

The Company and the existing shareholders agreed to certain put and call options with regards to the remaining 20% interest. Commencing on September 1, 2027, the existing shareholders may exercise a put option to sell their shares to the Company. The Company is irrevocably obligated to purchase the shares. In addition, the Company has a call option to purchase, at its option, the remaining shares. The put and call options continue as long as the shares are held by the existing shareholders. The Company determined that the put option is embedded within the noncontrolling interest requiring that the amount be classified as redeemable noncontrolling interest outside of equity in the consolidated balance sheets.

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

Effective May 1, 2025, the Company acquired Universal Logistics, Inc. (“Universal”) a Houston, Texas based privately held company that has operated as part of the Company’s Airgroup brand since 2001. Universal combined with the Company’s existing operations in the Houston area.

The fair value of the consideration transferred for the fiscal year 2025 acquisitions consisted of the following:

(In thousands)	Preliminary	Adjustments	Final
Cash	$28,180	$—	$28,180
Post closing payment	4,948	429	5,377
Contingent consideration, at fair value	17,150	261	17,411

	$50,278	$690	$50,968

The purchase price allocations for the acquisitions are as follows:

(In thousands)	Preliminary	Adjustments	Final
Current assets	$9,358	$322	$9,680
Property, technology, and equipment	849	—	849
Intangible assets	24,652	175	24,827
Other long-term assets	1,497	—	1,497
Liabilities assumed	(9,042)	8	(9,034)
Deferred tax liabilities	(1,536)	(15)	(1,551)

Total identifiable net assets	25,778	490	26,268
Goodwill	24,500	200	24,700
	$50,278	$690	$50,968

The Company’s results for the year ended June 30, 2025 include revenue of approximately $47,599 and net income of approximately $2,518 since their respective acquisition dates. The following table provides the unaudited consolidated pro forma results as if these acquisitions had been acquired as of July 1, 2024:

Year ended June 30,
(In thousands)	2025
Pro forma revenue	$970,617
Pro forma net income	17,985

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

The Company structured each of these transactions similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operations. Goodwill and intangible assets totaling approximately $22,590 are expected to be deductible for income tax purposes over a period of 15 years. Goodwill is recorded in the United States operating segment. Intangible assets acquired consist of customer-related intangible assets and have an estimated useful life of 10 years.

NOTE 18 − SUBSEQUENT EVENTS

Revolving Credit Facility

Subsequent to year-end, effective August 7, 2026, the Company entered into an Amended and Restated Credit Agreement for its Revolving Credit Facility. There were no significant changes to the terms of the Revolving Credit Facility, and the current terms are described in Note 8.

Lease

Subsequent to year-end, the Company renewed a lease agreement through March 2032 resulting in a commitment of undiscounted future lease payments totaling $10,292.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2026 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Weport. The acquisition represented 2.2% of the Company’s consolidated total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting) as of June 30, 2026, and 3.1% of the consolidated revenues for the year ended June 30, 2026.

As of June 30, 2026, we concluded that our internal control over financial reporting was effective. Our independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K (which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026).

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 1 Election of Directors—Information about Director Nominees,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, (which we refer to as our “2026 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Audit and Executive Oversight Committee Report” and “Director Compensation” in our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference to the information contained under the caption entitled “Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” in our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence” in our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference to the information contained under the captions entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax, and Other Fees” and “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as part of this Report

(1) All Financial Statements and Supplemental Information

The Company’s consolidated financial statements filed in this Annual Report on Form 10-K are included in Part II, Item 8.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) below.

(b) Exhibits

			Incorporated by Reference
Exhibit Number	Description	Filed/ Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

3.1 & 4.1	Certificate of Incorporation		SB-2		3.1	9/20/02

3.2 & 4.2	Amendment to Registrant’s Certificate of Incorporation (Certificate of Ownership and Merger Merging Radiant Logistics, Inc. into Golf Two, Inc. dated October 18, 2005)		8-K		3.1	10/18/05

3.3 & 4.3	Amended and Restated Bylaw of Radiant Logistics, Inc. (October 1, 2019)		8-K		3.1	10/2/19

3.4 & 4.4	Certificate of Amendment of Certificate of Incorporation		10-Q	12/31/12	3.1	2/12/13

4.5	Description of Company’s Common Stock	X

4.6	Form of Indenture		S-3		4.2	12/22/25

10.1	Executive Employment Agreement dated January 13, 2006 by and between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.7	1/18/06

10.2	Letter Agreement dated June 10, 2011; amending the Employment Agreement between Radiant Logistics, Inc. and Bohn H. Crain+		8-K		10.1	6/10/11

10.3	Employment Agreement dated May 14, 2012 by and between Radiant Logistics, Inc. and Todd Macomber+		8-K		10.2	5/14/12

10.4	Employment Agreement dated February 2, 2015 by and between Radiant Logistics, Inc. and Arnold Goldstein+		10-K	6/30/16	10.6	9/13/16

10.5	Employment Agreement between the Company and Jaime Becker dated November 13, 2023+		8-K		10.2	12/22/23

10.6	Employment Agreement between the Company and David Buss dated August 27, 2026+		8-K		10.1	9/3/26

10.7	Operating Agreement of Radiant Logistics Partners, LLC dated June 28, 2006		8-K		10.4	5/14/12

10.8	Radiant Logistics, Inc. Management Incentive Compensation Plan (As Amended and Restated Effective as of July 1, 2021)+		8-K		10.1	10/4/21

10.9	Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.1	11/23/21

10.10	Form of Employee Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.2	11/23/21

10.11	Form of Employee Restricted Stock Unit Award Agreement (Canada) for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.3	11/23/21

10.12	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.4	11/23/21

10.13	Form of Employee Performance Unit Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.5	11/23/21

10.14	Form of Employee Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.6	11/23/21

10.15	Form of Non-Employee Director Non-Statutory Option Award Agreement for use with the Radiant Logistics, Inc. 2021 Omnibus Incentive Plan+		8-K		10.7	11/23/21

10.16	Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		DEF 14A		Annex A	10/9/12

10.17	Form of Non-qualified Stock Option Award Agreement (Director) under the Radiant Logistics, Inc. 2012 Stock Option and Performance Award Plan+		10-Q	9/30/16	10.3	11/9/16

10.18	Credit Agreement, dated August 5, 2022, by and among Radiant Logistics, Inc. and Radiant Global Logistics, Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, KeyBank National Association, MUFG Union Bank, N.A., the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K		10.1	8/11/22

10.19	First Amendment to Credit Agreement and Consent, dated September 27, 2023, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc. and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, Keybank National Association, U.S. Bank National Association (successor to MUFG Union Bank, N.A.), the Lenders, Bank of America, N.A. and BMO Capital Markets Corp.		8-K		10.1	9/27/23

10.20	Amended and Restated Credit Agreement, dated August 7, 2026, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, and PNC National Association, the Lenders, BOFA Securities, Inc, Bank of Montreal and PNC Bank, National Association.		8-K		10.1	8/7/26

14.1	Code of Ethics	X

19.1	Insider Trading Policy	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Baker Tilly US, LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Radiant Logistics, Inc. Clawback Policy		10-K	6/30/2024	97.1	9/12/24

101.INS	Inline XBRL Instance	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data (embedded within the Inline XBRL document)	X

+Compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIANT LOGISTICS, INC. (Registrant)

Date: September 14, 2026	By:	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard P. Palmieri	Director	September 14, 2026
Richard P. Palmieri

/s/ Michael Gould	Director	September 14, 2026
Michael Gould

/s/ Kristin E. Toth	Director	September 14, 2026
Kristin E. Toth

/s/ Bohn H. Crain	Chairman and Chief Executive Officer	September 14, 2026
Bohn H. Crain	(Principal Executive Officer)

/s/ Todd E. Macomber	Senior Vice President and Chief	September 14, 2026
Todd E. Macomber	Financial Officer (Principal Financial and Accounting Officer)