Form 10-Q
period 2026-09-30
RADIANT LOGISTICS, INC
filed 2026-11-09
CIK 1171155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

There were 46,979,624 shares outstanding of the registrant’s common stock as of November 2, 2026.

RADIANT LOGISTICS, INC.

RADIANT LOGISTICS, INC.

Condensed Consolidated Balance Sheets

	September 30,	June 30,
(In thousands, except share and per share data)	2026	2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,754	$25,585
Accounts receivable, net of allowance of $3,373 and $3,182, respectively	175,350	162,792
Contract assets	13,317	11,616
Income tax receivable	122	983
Prepaid expenses and other current assets	7,096	7,072
Total current assets	223,639	208,048

Property, technology, and equipment, net	19,050	19,954

Goodwill	121,710	122,372
Intangible assets, net	42,045	43,811
Operating lease right-of-use assets	56,097	48,327
Deposits and other assets	2,519	1,883
Total other long-term assets	222,371	216,393
Total assets	$465,060	$444,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$91,939	$88,084
Operating partner commissions payable	10,767	11,035
Accrued expenses	15,145	11,789
Current portion of operating lease liabilities	13,388	13,199
Current portion of finance lease liabilities	244	245
Current portion of contingent consideration	6,100	5,200
Other current liabilities	618	690
Total current liabilities	138,201	130,242

Notes payable	25,000	25,000
Operating lease liabilities, net of current portion	48,711	41,115
Finance lease liabilities, net of current portion	664	724
Contingent consideration, net of current portion	1,300	2,500
Deferred tax liabilities	1,371	1,069
Other long-term liabilities	346	352
Total long-term liabilities	77,392	70,760
Total liabilities	215,593	201,002

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	1,594	1,604

Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,745,697 and 52,660,343 shares issued, and 46,979,624 and 46,894,270 shares outstanding, respectively	34	34
Additional paid-in capital	112,274	112,100
Treasury stock, at cost, 5,766,073 and 5,766,073 shares, respectively	(35,457)	(35,457)
Retained earnings	175,496	169,355
Accumulated other comprehensive loss	(4,858)	(4,508)
Total Radiant Logistics, Inc. stockholders’ equity	247,489	241,524
Noncontrolling interest	384	265
Total equity	247,873	241,789
Total liabilities and equity	$465,060	$444,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,
(In thousands, except share and per share data)	2026	2025
Revenues	$279,789	$226,655

Operating expenses:
Cost of transportation and other services	211,169	167,202
Operating partner commissions	23,234	19,996
Personnel costs	23,708	21,571
Selling, general and administrative expenses	10,044	12,074
Depreciation and amortization	3,437	3,526
Change in fair value of contingent consideration	(135)	200
Total operating expenses	271,457	224,569

Income from operations	8,332	2,086

Other income (expense):
Interest income	42	44
Interest expense	(684)	(605)
Foreign currency transaction gain	156	4
Other	74	85
Total other expense	(412)	(472)

Income before income taxes	7,920	1,614

Income tax expense	(1,636)	(339)

Net income	6,284	1,275
Net loss (income) attributable to noncontrolling interest	(143)	18

Net income attributable to Radiant Logistics, Inc.	$6,141	$1,293

Other Comprehensive income:
Foreign currency translation loss	(384)	(962)
Comprehensive loss (income) attributable to noncontrolling interest	(109)	13

Comprehensive income attributable to Radiant Logistics, Inc.	$5,791	$326

Income per share:
Basic and Diluted	$0.13	$0.03

Weighted average common shares outstanding:
Basic	46,912,825	47,166,166
Diluted	48,755,465	48,738,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity

Three Months Ended September 30, 2026

(unaudited)

	TOTAL EQUITY
	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total	Redeemable Non- Controlling
(In thousands, except share and per share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity	Interest
Balance as of June 30, 2026	46,894,270	$34	$112,100	$(35,457)	$169,355	$(4,508)	$241,524	$265	$241,789	$1,604
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	85,354	—	(300)	—	—	—	(300)	—	(300)	—
Share-based compensation	—	—	474	—	—	—	474	—	474	—
Net income	—	—	—	—	6,141	—	6,141	119	6,260	24
Other comprehensive loss	—	—	—	—	—	(350)	(350)	—	(350)	(34)
Balance as of September 30, 2026	46,979,624	$34	$112,274	$(35,457)	$175,496	$(4,858)	$247,489	$384	$247,873	$1,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Changes in Equity (continued)

Three Months Ended September 30, 2025

(unaudited)

	TOTAL EQUITY
	RADIANT LOGISTICS, INC. STOCKHOLDERS’ EQUITY
	Common Stock		Additional Paid-in	Treasury	Retained	Accumulated Other Comprehensive	Total Radiant Logistics, Inc. Stockholders’	Non- Controlling	Total	Redeemable Non- Controlling
(In thousands, except share data)	Shares	Amount	Capital	Stock	Earnings	Loss	Equity	Interest	Equity	Interest
Balance as of June 30, 2025	47,143,178	$34	$110,588	$(31,964)	$150,569	$(3,211)	$226,016	$69	$226,085	—
Repurchase of common stock	(139,992)	—	—	(834)	—	—	(834)	—	(834)	—
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld and paid	149,660	—	(464)	—	—	—	(464)	—	(464)	—
Issuance of common stock upon exercise of stock options, net of taxes withheld and paid	55,000	—	219	—	—	—	219	—	219	—
Acquisition of Weport	—	—	—	—	—	—	—	—	—	1,430
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(18)	(18)	—
Share-based compensation	—	—	424	—	—	—	424	—	424	—
Net income	—	—	—	—	1,293	—	1,293	8	1,301	(26)
Other comprehensive income (loss)	—	—	—	—	—	(962)	(962)	—	(962)	5
Balance as of September 30, 2025	47,207,846	$34	$110,767	$(32,798)	$151,862	$(4,173)	$225,692	$59	$225,751	$1,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADIANT LOGISTICS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net income	$6,284	$1,275
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Share-based compensation	474	424
Amortization of intangible assets	1,731	1,761
Depreciation and amortization of property, technology, and equipment	1,706	1,765
Deferred income taxes	238	432
Amortization of debt issuance costs	203	100
Change in fair value of contingent consideration	(135)	200
Other	195	1,374
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(13,065)	(10,947)
Contract assets	(1,750)	1,380
Income tax receivable	869	(656)
Prepaid expenses, deposits, and other assets	446	3,600
Operating lease right-of-use assets	3,401	3,063
Accounts payable	3,979	2,733
Operating partner commissions payable	(268)	788
Accrued expenses and other liabilities	3,302	(1,399)
Operating lease liabilities	(3,371)	(3,434)
Net cash provided by operating activities	4,239	2,459

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(4,970)
Purchases of property, technology, and equipment	(842)	(1,482)
Proceeds from sale of property, technology, and equipment	—	422
Net cash used for investing activities	(842)	(6,030)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	15,000	10,000
Repayments of revolving credit facility	(15,000)	—
Payments of debt issuance costs	(844)	—
Repayments of finance lease liabilities	(61)	(71)
Repurchases of common stock	—	(834)
Payments of contingent consideration	(165)	—
Distributions to noncontrolling interest	—	(18)
Proceeds from exercise of stock options	—	220
Payments of employee tax withholdings related to restricted stock units and stock options	(300)	(465)
Net cash provided by (used for) financing activities	(1,370)	8,832

Effect of exchange rate changes on cash and cash equivalents	142	(97)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,169	5,164
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,585	22,942

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,754	$28,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes, net of refunds	$547	$575
Interest paid	$422	$503

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The condensed consolidated financial statements include the accounts of Radiant Logistics, Inc., and its consolidated subsidiaries, including a variable interest entity, Radiant Logistics Partners, LLC (“RLP”). RLP is 60% owned by Radiant Capital Partners, LLC (“RCP,” see Note 10), an entity controlled by the Company’s Chief Executive Officer (“CEO”). The Company consolidates RLP as it has been determined that the Company is the primary beneficiary of the entity. All significant intercompany balances and transactions have been eliminated.

Noncontrolling interest in the condensed consolidated financial statements represents the proportionate share of equity and earnings in subsidiaries not wholly-owned by the Company. Net income (loss) of these subsidiaries, including the variable interest entity, is allocated between the Company and the noncontrolling interest holders based on their percentage ownership interests.

b) Use of Estimates

The condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Those principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from these estimates.

c) Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts that may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

d) Accounts Receivable

Accounts receivable, which include billed and unbilled amounts, are stated net of the allowance for expected credit losses and represent the net amount expected to be collected. The Company measures the expected credit losses on a collective (pool) basis based on the levels of delinquency (i.e., aging analysis) and applying an expected loss percentage rate to each pool with similar risk characteristics. The Company determines the allowance for expected credit losses by computing an expected loss percentage rate to each pool based upon its historical write-off experience, adjusted as appropriate to reflect current conditions and estimates of future economic conditions. When specific customers are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. Amounts for shipments delivered but unbilled were $34,445 and $27,575 as of September 30, 2026 and June 30, 2026, respectively.

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

The activity in the allowance for expected credit losses is as follows:

(In thousands)
Balance as of June 30, 2026	$3,182
Provision for expected credit losses	208
Write-offs, less recoveries and other adjustments	(17)

Balance as of September 30, 2026	$3,373

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

As of September 30, 2026, management believes no impairment exists.

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

Definite-lived intangible assets consist of customer-related intangible assets, trade names and trademarks, licenses, and developed technology arising from the Company’s acquisitions. Customer-related intangible assets and trademarks and trade names are amortized using the straight-line method over periods of up to 15 years, licenses are amortized using the straight-line method over ten years, and developed technology is amortized using the straight-line method over five years.

h) Redeemable Noncontrolling Interest

The Company accounts for redeemable noncontrolling interest at the greater of the redemption value or the carrying value of the noncontrolling interest. The Company has a redeemable noncontrolling interest in Weport, S.A. de C.V. (“Weport”). The redeemable noncontrolling interest was initially measured at its fair value at acquisition and adjusted for net income or loss, changes in other comprehensive income, and then remeasured to the greater of the redemption value or the carrying value of the noncontrolling interest. The offset of any redemption value adjustment is recorded to additional paid-in capital. There was no remeasurement adjustment as of September 30, 2026.

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

GTM services are satisfied over time as the customer simultaneously receives and consumes the benefits, and revenue is recognized as the services are performed. Other services include primarily CHB services sold separately as a single performance obligation. The Company recognizes revenue from this performance obligation at a point in time, which is the completion of the services. Duties and taxes collected from the customer and paid to the customs agent on behalf of the customers are excluded from revenue.

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

k) Defined Contribution Savings Plan

The Company has an employee savings plan under which the Company provides safe harbor matching contributions. The Company’s contributions under the plan were $574 and $553 for the three months ended September 30, 2026 and 2025, respectively.

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

Share-based compensation is recorded over the requisite service period, generally defined as the vesting period. The Company records share-based compensation for service-based restricted stock units and stock options on a straight-line basis over the requisite service period of the entire award. Certain restricted stock units also have performance-based conditions (“PSUs”) and will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period. Expense for PSUs is recognized over the requisite service period based on the most probable outcome of performance conditions. The probable outcome of performance conditions of each PSU grant is adjusted as of each reporting date. The Company accounts for forfeitures as they occur. The Company issues new shares of common stock to satisfy exercises and vesting of awards granted under its stock plans. Share-based compensation is recorded in personnel costs in the condensed consolidated statements of comprehensive income.

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

For the Company’s lease agreements containing fixed payments for both lease and non-lease components, the Company accounts for the components as a single lease component, as permitted. For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities for all leases that qualify, and records rent expense on a straight-line basis over the lease term. Expenses for these short-term leases for the three months ended September 30, 2026 and 2025 are insignificant.

Certain leases include variable payments, which may vary based upon changes in facts or circumstances after the start of the lease. Variable payments, to the extent they are not considered fixed, are expensed as incurred. Variable lease costs for the three months ended September 30, 2026 and 2025 are insignificant.

For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the ROU asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

q) Treasury Stock

The Company accounts for repurchases of its common stock using the cost method. Repurchased shares are recorded as treasury stock at the purchase price, including any transaction costs, and are presented as a reduction of stockholders’ equity at cost. As of September 30, 2026, there have been no reissuances of treasury stock.

r) Reclassification of Previously Issued Financial Statements

Certain amounts in the prior period have been reclassified in the condensed consolidated financial statements to conform to the current year presentation. There has been no impact on previously reported net income or stockholders’ equity from such reclassification.

s) Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of information in a reporting entity’s effective tax rate reconciliation as well as disaggregation of income taxes paid by jurisdiction. The Company prospectively adopted ASU 2023-09 for the fiscal year ended June 30, 2026.

t) Recent Accounting Guidance Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires greater disaggregation of information about a reporting entity’s specific expense categories (including employee compensation, depreciation, and amortization) presented on the face of the statement of comprehensive income. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted and the adoption may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3 – REVENUE

A summary of the Company’s gross revenues disaggregated by major service lines and geographic markets (reportable segments), and timing of revenue recognition are as follows:

	Three Months Ended September 30, 2026
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$247,115	$20,497	$(103)	$267,509
Value-added services (1)	4,220	8,060	—	12,280
Total	$251,335	$28,557	$(103)	$279,789

Timing of revenue recognition:
Services transferred over time	$249,977	$28,456	$(103)	$278,330
Services transferred at a point in time	1,358	101	—	1,459
Total	$251,335	$28,557	$(103)	$279,789

	Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total
Major service lines:
Transportation services	$193,903	$19,234	$(97)	$213,040
Value-added services (1)	4,211	9,404	—	13,615
Total	$198,114	$28,638	$(97)	$226,655

Timing of revenue recognition:
Services transferred over time	$196,373	$28,570	$(97)	$224,846
Services transferred at a point in time	1,741	68	—	1,809
Total	$198,114	$28,638	$(97)	$226,655

(1)
Value-added services include MM&D, CHB, GTM, and other services.

NOTE 4 – EARNINGS PER SHARE

The computations of the numerator and denominator of basic and diluted income per share are as follows:

	Three Months Ended September 30,
(In thousands, except share data)	2026	2025
Numerator:
Net income attributable to Radiant Logistics, Inc.	$6,141	$1,293

Denominator:
Weighted average common shares outstanding, basic	46,912,825	47,166,166
Dilutive effect of share-based awards	1,842,640	1,572,429

Weighted average common shares outstanding, diluted	48,755,465	48,738,595

Potentially dilutive common shares excluded	—	100,000

NOTE 5 – LEASES

The Company has finance leases for equipment, and operating leases for office space, warehouse space, and other equipment with lease terms expiring at various dates through October 2034.

The components of lease expense are as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Operating lease cost	$4,390	$4,213

Finance leases:
Amortization of leased assets	64	77
Interest on lease liabilities	14	18

Total finance lease cost	$78	$95

Supplemental cash flow information related to leases are as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,374	$3,435
Operating cash flows paid for interest portion of finance leases	14	18
Financing cash flows paid for principal portion of finance leases	61	71

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$11,407	$3,497

Supplemental balance sheet information related to leases are as follows:

	September 30,	June 30,
(In thousands)	2026	2026
Operating leases:
Operating lease right-of-use assets	$56,097	$48,327

Current portion of operating lease liabilities	13,388	13,199
Operating lease liabilities, net of current portion	48,711	41,115

Total operating lease liabilities	$62,099	$54,314

Finance leases:
Property, technology, and equipment, net	$849	$913

Current portion of finance lease liabilities	244	245
Finance lease liabilities, net of current portion	664	724

Total finance lease liabilities	$908	$969

Weighted average remaining lease term:
Operating leases	5.6 years	5.6 years
Finance leases	3.7 years	3.9 years

Weighted average discount rate:
Operating leases	5.81%	5.93%
Finance leases	6.12%	6.12%

As of September 30, 2026, maturities of lease liabilities for each of the next five fiscal years ending June 30 and thereafter are as follows:

(In thousands)	Operating	Finance
2027 (remaining)	$12,510	$221
2028	13,670	282
2029	10,702	271
2030	10,092	184
2031	9,421	35
Thereafter	17,041	20

Total lease payments	73,436	1,013

Less imputed interest	(11,337)	(105)

Total lease liabilities	$62,099	$908

NOTE 6 – PROPERTY, TECHNOLOGY, AND EQUIPMENT

		September 30,	June 30,
(In thousands)	Useful Life	2026	2026
Computer software	3 − 5 years	$30,550	$30,188
Office and warehouse equipment	3 − 15 years	19,400	19,365
Leasehold improvements	(1)	11,708	11,623
Trailers and related equipment	3 − 15 years	2,944	2,944
Computer equipment	3 − 5 years	5,570	5,386
Furniture and fixtures	3 − 15 years	2,306	2,249

Property, technology, and equipment		72,478	71,755
Less: accumulated depreciation and amortization		(53,428)	(51,801)

Property, technology, and equipment, net		$19,050	$19,954
(1)
The cost is amortized over the shorter of the lease term or useful life.

Depreciation and amortization expenses related to property, technology, and equipment were $1,706 and $1,765 for the three months ended September 30, 2026 and 2025.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by segment is as follows:

(In thousands)	United States	Canada	Total
Balance as of June 30, 2026	$103,353	$19,019	$122,372
Measurement period adjustment	(482)	—	(482)
Foreign currency translation	(133)	(47)	(180)

Balance as of September 30, 2026	$102,738	$18,972	$121,710

Intangible Assets

Intangible assets consist of the following:

	September 30, 2026
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.1 years	$151,131	$(110,917)	$40,214
Trade names and trademarks	4.4 years	15,184	(13,526)	1,658
Developed technology	0.2 years	4,091	(3,955)	136
Licenses	0.5 years	731	(694)	37

		$171,137	$(129,092)	$42,045

	June 30, 2026
(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer related	8.5 years	$151,229	$(109,569)	$41,660
Trade names and trademarks	4.7 years	15,196	(13,441)	1,755
Developed technology	0.4 years	4,091	(3,750)	341
Licenses	0.7 years	733	(678)	55

		$171,249	$(127,438)	$43,811

Amortization expense was $1,731 and $1,761 for the three months ended September 30, 2026 and 2025, respectively. Future amortization expense for each of the next five fiscal years ending June 30 are as follows:

(In thousands)
2027 (remaining)	$4,802
2028	5,781
2029	5,198
2030	5,000
2031	4,780

NOTE 8 – NOTES PAYABLE

Revolving Credit Facility

The Company entered into a $200,000 syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to an Amended and Restated Credit Agreement as of August 7, 2026, that amended and restated the Credit Agreement dated as of August 5, 2022, as amended. The Revolving Credit Facility may be loaned in U.S. Dollars, with a $50,000 sublimit available for borrowings in Canadian Dollars (or other approved alternative currencies), a $25,000 letter of credit sublimit, and a $25,000 swingline loan sublimit, each of which is part of, and not in addition to, the overall Revolving Credit Facility. The Revolving Credit Facility includes a $100,000 accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, Bank of Montreal and PNC Bank, National Association, as co-syndication agents, BofA Securities, Inc., Bank of Montreal and PNC Bank, National Association, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Bank of Montreal, PNC Bank, National Association, and KeyBank National Association, as lenders (such named lenders are collectively referred to herein as “Lenders”). The Revolving Credit Facility matures on August 7, 2031 and is collateralized by a first-priority security interest in substantially all personal property of the Company and its subsidiaries, including, accounts receivable and the capital stock of the Company’s U.S. and Canadian subsidiaries. Borrowings in U.S. Dollars accrue interest (at the Company’s option) at a) the Lenders’ base rate plus 0.475% to 1.225%; b) Term Secured Overnight Financing Rate (“SOFR”) plus 1.375% to 2.125%; or c) Term SOFR Daily Floating Rate plus 1.375% to 2.125%. Borrowings in Canadian Dollars accrue interest (at the Company’s option) at a) Term Canadian Overnight Repo Rate Average (“CORRA”) plus 0.29547% to 0.32138% depending on the term, plus 1.40% to 2.40%; or b) Daily Simple CORRA plus 0.29547% plus 1.40% to 2.40%. Rates are adjusted based on the Company’s consolidated net leverage ratio. The Company’s U.S. and Canadian subsidiaries are guarantors of the Revolving Credit Facility. As of September 30, 2026, the one-month SOFR was 3.91%.

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

There were $25.0 million of borrowings outstanding on the Revolving Credit Facility as of September 30, 2026 and June 30, 2026. As of September 30, 2026, the Company was in compliance with its covenants.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share, and 100,000,000 shares of common stock, par value $0.001 per share. No shares of preferred stock are issued or outstanding as of September 30, 2026 or June 30, 2026.

Stock Repurchase Program

In December 2023, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2025. On November 13, 2025, the Company’s board of directors extended the program and authorized the repurchase of up to 5,000,000 shares of the Company’s common stock through December 31, 2027. Under the stock repurchase programs, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock in the open market at prevailing market prices or through privately negotiated transactions as permitted by securities laws and other legal requirements. The Company is not obligated to repurchase any specific number of shares and the program could be suspended or terminated at any time without prior notice. The Company did not purchase shares of its common stock during the three months ended September 30, 2026, and purchased 139,992 shares of its common stock at an average cost of $5.96 per share for an aggregate cost of $834 during the three months ended September 30, 2025.

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

RLP recorded $198 and $13 in net income for the three months ended September 30, 2026 and 2025, respectively. RCP’s distributable share was $119 and $8 for the three months ended September 30, 2026 and 2025, respectively. The noncontrolling interest recorded as a reduction of net income available to common stockholders in the condensed consolidated statements of comprehensive income represents RCP’s distributive share.

NOTE 11 – FAIR VALUE MEASUREMENT

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
•
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
•
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations, including present value techniques, option pricing, and excess earnings models.

Items Measured at Fair Value on a Recurring Basis

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2026
(In thousands)	Level 3	Total
Contingent consideration	$(7,400)	$(7,400)

	Fair Value Measurements as of June 30, 2026
(In thousands)	Level 3	Total
Contingent consideration	$(7,700)	$(7,700)

The following table provides a reconciliation of the financial liabilities measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Contingent Consideration
Balance as of June 30, 2026	$(7,700)
Contingent consideration paid	165
Change in fair value	135

Balance as of September 30, 2026	$(7,400)

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

The Company uses projected future financial results based on recent and historical data to value the anticipated future earn-out payments. To calculate fair value, the future earn-out payments were then discounted using Level 3 inputs. The Company has classified the contingent consideration as Level 3 due to the lack of relevant observable market data over fair value inputs. The Company believes the discount rate used to discount the earn-out payments reflects market participant assumptions. Changes in assumptions and operating results could have a significant impact on the earn-out amount up to a maximum of $33,244 through earn-out periods measured through August 2029.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash equivalents, receivables, contract assets, accounts payable, commissions payable, accrued expenses, and the income tax receivable approximate the fair values due to the relatively short maturities of these instruments. The carrying amounts of the Company’s Revolving Credit Facility would not differ significantly from fair value (based on Level 2 inputs) if recalculated based on current interest rates. During the three months ended September 30, 2026, there were no transfers of financial instruments between Levels 1, 2, and 3.

NOTE 12 – INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Current income tax expense (benefit)	$1,398	$(93)
Deferred income tax expense	238	432

Income tax expense	$1,636	$339

The Company’s effective tax rate is 21.6% and 26.3% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026 was slightly higher than the U.S. federal statutory rate primarily due to state taxes and partially offset by benefits from foreign tax credits and deductions. The effective tax rate for the three months ended September 30, 2025 was higher than the U.S. federal statutory rate due to the jurisdictional mix of federal and state taxes. The Company does not have any uncertain tax positions.

NOTE 13 – SHARE-BASED COMPENSATION

The Radiant Logistics, Inc. 2021 Omnibus Incentive Plan (the “2021 plan”) permits the Company’s Audit and Executive Oversight Committee to grant share-based awards to eligible employees, non-employee directors, and consultants of the Company. The 2021 plan became effective immediately upon approval by the Company’s stockholders and will expire on November 16, 2031, unless terminated earlier by the Board. The 2021 plan replaced the 2012 Radiant Logistics, Inc. Stock Option and Performance Award Plan (the “2012 plan”). The remaining shares available for grant under the 2012 plan will roll over into the 2021 plan, and no new awards will be granted under the 2012 plan. The terms of the 2012 plan, as applicable, will continue to govern awards outstanding under the 2012 plan, until exercised, expired, paid or otherwise terminated or canceled. Other than the 2021 plan, there are no other equity compensation plans under which equity awards can be granted. As of September 30, 2026, there are 2,031,770 shares available for grant under the 2021 Plan.

Restricted Stock Units

The Company recognized share-based compensation expense related to restricted stock units of $474 and $406 for the three months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had approximately $4,252 of total unrecognized share-based compensation expense for restricted stock units expected to be recognized over a weighted average period of approximately 2.23 years.

The following table summarizes restricted stock unit activity:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested balance as of June 30, 2026	1,619,722	$6.42
Vested	(122,305)	6.74
Granted	208,026	8.21
Forfeited/Cancelled	(302,812)	6.07

Unvested balance as of September 30, 2026	1,402,631	$6.74

The table above includes 721,882 and 1,018,666 PSUs with performance-based conditions as of September 30, 2026 and June 30, 2026, respectively. The decrease in PSUs during the quarter was primarily due to cancellation of awards that did not meet performance conditions. These awards will vest upon achievement of pre-established individual and Company performance goals as measured after a three-year period.

Stock Options

Stock options are granted at exercise prices equal to the fair value of the common stock at the date of the grant and have a term of ten years. Generally, grants under each plan vest 20% annually over a five-year period from the date of grant. The Company recognized share-based compensation expense related to stock options of $18 for the three months ended September 30, 2025. The aggregate intrinsic value of options exercised was $129 for the three months ended September 30, 2025.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of June 30, 2026	100,000	$7.45	4.93	$201

Outstanding and Exercisable as of September 30, 2026	100,000	$7.45	4.68	$124

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The following table represents the estimated discounted earn-out payments to be paid in each of the following fiscal years ended June 30:

(In thousands)
2027 (remaining)	$3,800
2028	2,800
2029	500
2030	300

Total	$7,400

NOTE 15 – OPERATING AND GEOGRAPHIC SEGMENT INFORMATION

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

The following tables summarize key financial information by segment:

	Three Months Ended September 30, 2026
(In thousands)	United States	Canada	Total
Revenue	$251,335	$28,557	$279,892
Elimination from intersegment revenue			(103)
Total consolidated revenue			$279,789

Less segment expenses:
Cost of transportation and other services	(191,112)	(20,160)
Operating partner commissions	(23,234)	—
Personnel costs	(17,675)	(4,338)
Other segment expenses	(5,900)	(2,163)

Segment adjusted EBITDA	$13,414	$1,896	$15,310

	Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Total
Revenue	$198,114	$28,638	$226,752
Elimination from intersegment revenue			(97)
Total consolidated revenue			$226,655

Less segment expenses:
Cost of transportation and other services	(148,513)	(18,786)
Operating partner commissions	(19,996)	—
Personnel costs	(15,184)	(4,718)
Other segment expenses	(7,896)	(2,058)

Segment adjusted EBITDA	$6,525	$3,076	$9,601

The following table presents a reconciliation of Segment adjusted EBITDA to income before income taxes:

	Three Months Ended September 30,
(In thousands)	2026	2025
Segment adjusted EBITDA	$15,310	$9,601
Depreciation and amortization	(3,437)	(3,526)
Share-based compensation	(474)	(424)
Change in fair value of contingent consideration	135	(200)
Interest expense, net	(642)	(561)
Other	319	(131)
Unallocated corporate costs	(3,291)	(3,145)

Income before income taxes	$7,920	$1,614

The following table presents depreciation and amortization expense by segment:

	Three Months Ended September 30,
(In thousands)	2026	2025
United States	$704	$756
Canada	995	1,023
Corporate/Eliminations	1,738	1,747

Total	$3,437	$3,526

Long-lived tangible assets outside of the United States, including right-of-use assets, are primarily located in Canada and were $57,572 and $51,388 as of September 30, 2026 and June 30, 2026, respectively.

NOTE 16 – BUSINESS COMBINATIONS

Fiscal Year 2026 Acquisitions

Effective September 1, 2025, the Company acquired an 80% stock ownership interest in Weport, a Mexico City-based, privately held company. Weport provides national coverage for goods moving to and from Mexico with international air and ocean forwarding services, multi-modal domestic services, along with customs brokerage, warehousing, and other value-added services. The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation, along with the right to purchase the remaining 20% in the future at the option of the Company or remaining shareholders. During the three months ended September 30, 2026, the Company recorded a measurement period adjustment that reduced goodwill. The purchase price accounting is final.

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

NOTE 17 – SUBSEQUENT EVENTS

Lease

Subsequent to September 30, 2026, the Company entered into a new lease agreement and renewed a lease agreement through February 2032 resulting in a commitment of undiscounted future lease payments totaling $2,177.

Acquisition

Effective October 1, 2026, the Company acquired the Dallas operations of Whitacre Logistics Services, LLC. (“Whitacre”). Whitacre’s Dallas operations operate as an intermodal and over-the-road brokerage serving companies across a range of industries including building materials, industrial manufacturing, and packaging.

The Company structured the transaction similar to its previous transactions, with a portion of the expected purchase price payable in subsequent periods based on the future performance of the acquired operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning set forth in United States securities laws and regulations – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business, financial performance and financial condition, and often contain words such as “anticipate,” “believe,” “estimates,” “expect,” “future,” “intend,” “may,” “plan,” “see,” “seek,” “strategy,” or “will” or the negative thereof or any variation thereon or similar terminology or expressions. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We have developed our forward-looking statements based on management’s beliefs and assumptions, which in turn rely upon information available to them at the time such statements were made. Such forward-looking statements reflect our current perspectives on our business, future performance, existing trends and information as of the date of this report. These include, but are not limited to, our beliefs about future revenue and expense levels, growth rates, prospects related to our strategic initiatives and business strategies, along with express or implied assumptions about, among other things: our continued relationships with our strategic operating partners; the performance of our historic business, as well as the businesses we have recently acquired, at levels consistent with recent trends and reflective of the synergies we believe will be available to us as a result of such acquisitions; our ability to successfully integrate our recently acquired businesses; our ability to locate suitable acquisition opportunities and secure the financing necessary to complete such acquisitions; transportation costs remaining in line with recent levels and expected trends; our ability to mitigate, to the best extent possible, our dependence on current management and certain larger strategic operating partners; our compliance with financial and other covenants under our Revolving Credit Facility; the absence of any adverse laws or governmental regulations affecting the transportation industry in general, and our operations in particular; our ability to continue to respond to macroeconomic factors that have recently had a negative effect on worldwide freight markets; the impact of any health pandemic or environmental event on our operations and financial results; continued disruptions in the global supply chain; higher inflationary pressures particularly surrounding the costs of fuel, labor, and other components of our operations; potential adverse legal, reputational and financial effects on the Company resulting from prior or future cyber incidents and the effectiveness of the Company’s business continuity plans in response to cyber incidents; the risks that may arise should we be unable to maintain an effective system of disclosure controls and internal control over financial reporting in the future; and such other factors that may be identified from time to time in our U.S. Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Form 10-K for the year ended June 30, 2026. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes and other information included elsewhere in this report.

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

Results of Operations

Three months ended September 30, 2026 and 2025 (unaudited)

The following table summarizes revenues, cost of transportation and other services, and adjusted gross profit by reportable operating segments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Revenues
Transportation	$247,115	$20,497	$(103)	$267,509	$193,903	$19,234	$(97)	$213,040
Value-added services	4,220	8,060	—	12,280	4,211	9,404	—	13,615
	251,335	28,557	(103)	279,789	198,114	28,638	(97)	226,655
Cost of transportation and other services
Transportation	189,769	15,939	(103)	205,605	147,081	15,123	(97)	162,107
Value-added services	1,343	4,221	—	5,564	1,432	3,663	—	5,095
	191,112	20,160	(103)	211,169	148,513	18,786	(97)	167,202
Adjusted gross profit (1)
Transportation	57,346	4,558	—	61,904	46,822	4,111	—	50,933
Value-added services	2,877	3,839	—	6,716	2,779	5,741	—	8,520
	$60,223	$8,397	$—	$68,620	$49,601	$9,852	$—	$59,453
Adjusted gross profit percentage
Transportation	23.2%	22.2%	N/A	23.1%	24.1%	21.4%	N/A	23.9%
Value-added services	68.2%	47.6%	N/A	54.7%	66.0%	61.0%	N/A	62.6%
(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Transportation revenue was $267.5 million and $213.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $54.5 million, or 25.6%, is primarily attributable to incremental revenues generated from the prior year acquisition, project charter revenues, and overall organic growth. Adjusted transportation gross profit was $61.9 million and $50.9 million for the three months ended September 30, 2026 and 2025, respectively. Net transportation margins decreased from 23.9% to 23.1%.

Value-added services revenue was $12.3 million and $13.6 million for the three months ended September 30, 2026 and 2025, respectively. The decrease is driven by lower warehouse volumes in our Canadian segment compared to the prior year. Adjusted value-added services gross profit was $6.7 million and $8.5 million for the three months ended September 30, 2026 and 2025, respectively. Adjusted value-added services gross profit percentage decreased from 62.6% to 54.7%.

The following table provides a reconciliation for the three months ended September 30, 2026 and 2025 of adjusted gross profit to gross profit, the most directly comparable GAAP measure:

(In thousands)	Three Months Ended September 30,
Reconciliation of adjusted gross profit to GAAP gross profit	2026	2025
Revenues	$279,789	$226,655
Cost of transportation and other services (exclusive of depreciation and amortization, shown separately below)	(211,169)	(167,202)
Depreciation and amortization	(2,317)	(2,339)
GAAP gross profit	$66,303	$57,114
Depreciation and amortization	2,317	2,339
Adjusted gross profit	$68,620	$59,453

GAAP gross profit percentage	23.7%	25.2%
Adjusted gross profit percentage	24.5%	26.2%

The following table compares condensed consolidated statements of comprehensive income data by reportable operating segments for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Adjusted gross profit (1)	$60,223	$8,397	$—	$68,620	$49,601	$9,852	$—	$59,453

Operating expenses:
Operating partner commissions	23,234	—	—	23,234	19,996	—	—	19,996
Personnel costs	17,675	4,338	1,695	23,708	15,184	4,718	1,669	21,571
Selling, general and administrative expenses	6,026	2,199	1,819	10,044	8,258	2,125	1,691	12,074
Depreciation and amortization	704	995	1,738	3,437	756	1,023	1,747	3,526
Change in fair value of contingent consideration	—	—	(135)	(135)	—	—	200	200

Total operating expenses	47,639	7,532	5,117	60,288	44,194	7,866	5,307	57,367

Income (loss) from operations	12,584	865	(5,117)	8,332	5,407	1,986	(5,307)	2,086
Other income (expense)	173	57	(642)	(412)	26	63	(561)	(472)

Income (loss) before income taxes	12,757	922	(5,759)	7,920	5,433	2,049	(5,868)	1,614
Income tax expense	—	—	(1,636)	(1,636)	—	—	(339)	(339)

Net income (loss)	12,757	922	(7,395)	6,284	5,433	2,049	(6,207)	1,275
Less: Net loss (income) attributable to non- controlling interest	(143)	—	—	(143)	18	—	—	18

Net income (loss) attributable to Radiant Logistics, Inc.	$12,614	$922	$(7,395)	$6,141	$5,451	$2,049	$(6,207)	$1,293

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
Operating expenses as a percent of adjusted gross profit:	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Operating partner commissions	38.6%	0.0%	N/A	33.9%	40.3%	0.0%	N/A	33.6%
Personnel costs	29.3%	51.7%	N/A	34.5%	30.6%	47.9%	N/A	36.3%
Selling, general and administrative expenses	10.0%	26.2%	N/A	14.6%	16.6%	21.6%	N/A	20.3%
Depreciation and amortization	1.2%	11.8%	N/A	5.0%	1.5%	10.4%	N/A	5.9%
(1)
Adjusted gross profit is revenues less the cost of transportation and other services.

Operating partner commissions increased $3.2 million, or 16.2%, to $23.2 million for the three months ended September 30, 2026. The increase in commissions is primarily due to an increase in gross profit generated from our strategic operating partners. As a percentage of adjusted gross profit, operating partner commissions increased 23 basis points to 33.9% from 33.6% for the three months ended September 30, 2026 and 2025, respectively.

Personnel costs increased $2.1 million, or 9.9%, to $23.7 million for the three months ended September 30, 2026. The increase is primarily due to an increase in headcount from the prior year acquisition and higher sales commissions and bonus expense. As a percentage of adjusted gross profit, personnel costs decreased 173 basis points to 34.5% from 36.3% for the three months ended September 30, 2026 and 2025, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $2.1 million, or 16.8%, to $10.0 million for the three months ended September 30, 2026. The decrease is primarily due to lower technology spending by consolidating transportation management systems, and a decrease in the allowance for credit losses, partially offset by increased professional service fees. As a percentage of adjusted gross profit, SG&A decreased 567 basis points to 14.6% from 20.3% for the three months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization costs decreased $0.1 million, or 2.5%, to $3.4 million for the three months ended September 30, 2026. As a percentage of adjusted gross profit, depreciation and amortization costs decreased 92 basis points to 5.0% from 5.9% for the three months ended September 30, 2026 and 2025.

Change in fair value of contingent consideration was a gain of $0.1 million for the three months ended September 30, 2026, compared to an expense of $0.2 million for the three months ended September 30, 2025. The change in each fiscal year is principally attributable to a change in management’s estimates of future earn-out payments through the remainder of the respective earn-out periods.

Our increase in net income was driven principally by increased adjusted gross profit and lower SG&A expenses, partially offset by increases in personnel costs, operating partner commissions, and income taxes.

Our future financial results may be impacted by amortization of intangible assets resulting from acquisitions, and gains or losses from changes in fair value of contingent consideration, which are difficult to predict.

The following table provides a reconciliation for the three months ended September 30, 2026 and 2025 of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(In thousands)	United States	Canada	Corporate/ Eliminations	Total	United States	Canada	Corporate/ Eliminations	Total
Net income (loss) attributable to Radiant Logistics, Inc.	$12,614	$922	$(7,395)	$6,141	$5,451	$2,049	$(6,207)	$1,293
Income tax expense	—	—	1,636	1,636	—	—	339	339
Depreciation and amortization	704	995	1,738	3,437	756	1,023	1,747	3,526
Net interest expense	—	—	642	642	—	—	561	561
Share-based compensation	215	36	223	474	193	16	215	424
Change in fair value of contingent consideration	—	—	(135)	(135)	—	—	200	200
Lease termination costs	—	—	—	—	16	92	—	108
Other (1)	(119)	(57)	161	(15)	109	(104)	341	346

Adjusted EBITDA	$13,414	$1,896	$(3,130)	$12,180	$6,525	$3,076	$(2,804)	$6,797
Adjusted EBITDA as a % of adjusted gross profit (2)	22.3%	22.6%	N/A	17.7%	13.2%	31.2%	N/A	11.4%
(1)
Other includes costs unrelated to our core operations (primarily acquisition and litigation costs), and other non-cash charges.
(2)
Adjusted gross profit is revenues less the cost of transportation and other services.

Liquidity and Capital Resources

Generally, our primary sources of liquidity are cash generated from operating activities and borrowings under our Revolving Credit Facility, as described below. These sources also fund a portion of our capital expenditures and contractual contingent consideration obligations. Our level of cash and financing capabilities along with cash flows from operations have historically been sufficient to meet our operating and capital needs. As of September 30, 2026, we have $27.8 million in unrestricted cash and cash equivalents on hand to serve as adequate working capital.

Net cash provided by operating activities was $4.2 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively. The cash provided primarily consisted of net income adjusted for depreciation and amortization and changes in fair value of contingent consideration, accounts receivable, prepaid expenses, operating partner commissions payable, and accrued expenses and other liabilities. Cash flow from operating activities for the three months ended September 30, 2026 increased by $1.7 million, compared with the same period in fiscal year 2026, primarily due to increased net income, offset by net changes in operating assets and liabilities.

Net cash used for investing activities was $0.8 million and $6.0 million for the three months ended September 30, 2026 and 2025, respectively. Cash paid for acquisitions were $5.0 million for the three months ended September 30, 2025. Cash paid for purchases of property, technology, and equipment were $0.8 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. Proceeds from sale of property, technology, and equipment were $0.4 million for the three months ended September 30, 2025.

Net cash used for financing activities was $1.4 million and net cash provided by financing activities was $8.8 million for the three months ended September 30, 2026 and 2025, respectively. There were no net proceeds from the Revolving Credit Facility for the three months ended September 30, 2026, compared to net proceeds of $10.0 million for the three months ended September 30, 2025. Payments of debt issuance costs were $0.8 million for the three months ended September 30, 2026. Repayments of finance lease liabilities were $0.1 million for each of the three months ended September 30, 2026 and 2025. Repurchases of common stock were $0.8 million for the three months ended September 30, 2025. Payments of contingent consideration were $0.2 million for the three months ended September 30, 2026. Proceeds from exercise of stock options were $0.2 million for the three months ended September 30, 2025. Payments of employee tax withholdings related to restricted stock units and stock options were $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively.

Revolving Credit Facility

The Company entered into a $200 million syndicated, revolving credit facility (the “Revolving Credit Facility”) pursuant to an Amended and Restated Credit Agreement as of August 7, 2026 that amended and restated the Credit Agreement dated as of August 5, 2022, extending the maturity date to August 7, 2031. The Revolving Credit Facility may be drawn in U.S. Dollars, with a $50 million sublimit available for borrowings in Canadian Dollars (or other approved alternative currencies), a $25 million letter of credit sublimit, and a $25 million swingline loan sublimit, each of which is part of, and not in addition to, the overall Revolving Credit Facility. The Revolving Credit Facility includes a $100 million accordion feature to support future acquisition opportunities. The Revolving Credit Facility was entered into with Bank of America, N.A. as Administrative Agent, Swingline Lender, and Letter of Credit Issuer, Bank of Montreal and PNC Bank, National Association, as Co-syndication agents, BOFA Securities, Inc., Bank of Montreal and PNC Bank, National Association, as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Bank of Montreal, PNC Bank, National Association, and KeyBank National Association, as lenders (such named lenders are collectively referred to herein as “Lenders”).

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

As of September 30, 2026, borrowings outstanding on the Revolving Credit Facility were $25.0 million. The Company was in compliance with its covenants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risks in the ordinary course of business. These risks are primarily related to foreign exchange risk. We have currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we transact business and the U.S. dollar may adversely affect our results of operations and financial condition. Historically, we have not entered into any hedging activities, and, to the extent that we continue not to do so in the future, we may be vulnerable to the effects of currency exchange rate fluctuations. A portion of our business is conducted in Canada and Mexico. If foreign exchange rates were 1.0% higher or lower, our net income for the three months ended September 30, 2026 would have changed by approximately $0.01 million. A fluctuation in foreign exchange rates could have a modest impact on the contingent consideration payments that could be due under our acquisition of Weport.

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

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2026 was carried out by our management under the supervision and with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2025, the Company’s board of directors authorized the repurchase of up to 5,000,000 shares of the Company’s common stock from November 14, 2025 through December 31, 2027. The Company did not purchase shares of common stock during the three months ended September 30, 2026. As of September 30, 2026, the Company may purchase 4,916,637 remaining shares under the repurchase program.

Item 5. Other Information

(a) None

(b) None

(c) During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit Number	Filing Date

10.1	Amended and Restated Credit Agreement, dated August 7, 2026, by and among Radiant Logistics, Inc., Radiant Global Logistics, Inc., and Radiant Global Logistics (Canada) Inc., as the Borrowers, the subsidiaries of the Borrowers, and Bank of America, N.A., Bank of Montreal, and PNC National Association, the Lenders, BOFA Securities, Inc, Bank of Montreal and PNC Bank, National Association		8-K		10.1	8/7/26

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

RADIANT LOGISTICS, INC.

Date: November 9, 2026	/s/ Bohn H. Crain
Bohn H. Crain
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	/s/ Todd E. Macomber
Todd E. Macomber
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)